Form 10-KT
period 2003-12-31
NEWALLIANCE BANCSHARES INC
filed 2004-03-30
CIK 1264755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2003 to December 31, 2003

Commission File Number: 000-50610

NEWALLIANCE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2407114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510
(Address of principal executive officers)	(Zip Code)

Registrant’s telephone number, including area code: (203) 789-2767

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

There are no shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NewAlliance Bancshares, Inc. Prospectus dated February 9, 2004 filed on Form 424B3 on February 17, 2004.

PART I

Item 1. Business

Forward Looking Statements

This form 10-K contains forward-looking statements that are based on assumptions and describe future plans, strategies and expectations of NewAlliance Bancshares, Inc. (“NewAlliance Bancshares”), a recently organized corporation that will be the holding company for New Haven Savings Bank and its wholly-owned subsidiaries. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. NewAlliance Bancshares’ ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of NewAlliance Bancshares include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Subject to applicable laws and regulations, NewAlliance Bancshares does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions which may be made to any forward looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

NewAlliance Bancshares was organized as a Delaware business corporation at the direction of New Haven Savings Bank in September 2003 to become the holding company for New Haven Savings Bank upon the completion of the conversion of New Haven Savings Bank from the mutual to stock form of organization. At the time of conversion, New Haven Savings Bank will be a wholly owned subsidiary of NewAlliance Bancshares. As part of the conversion, NewAlliance Bancshares is offering shares of its common stock. Currently, there are no outstanding shares of NewAlliance Bancshares common stock. At the same time as the conversion, NewAlliance Bancshares intends to acquire Connecticut Bancshares, Inc. (“Connecticut Bancshares”) and Alliance Bancorp of New England, Inc. (“Alliance”). Connecticut Bancshares is the parent company of The Savings Bank of Manchester (“SBM”). Alliance is the parent company of Tolland Bank (“Tolland”). Each share of Connecticut Bancshares common stock, and each option to purchase Connecticut Bancshares common stock, will automatically convert into the right to receive $52.00 in cash. Each share of Alliance common stock and each option to purchase Alliance common stock will be converted into and become exchangeable for, at the election of the holder, $25.00 in NewAlliance Bancshares stock, or 2.5 shares of NewAlliance Bancshares common stock based on the $10.00 conversion offering price per share. Alternatively, Alliance shareholders may elect to receive $25.00 in cash, provided cash payments in total do not exceed 25% of the aggregate Alliance acquisition consideration. NewAlliance Bancshares will be the surviving entity following the Connecticut Bancshares and Alliance acquisitions, with New Haven Savings Bank (renamed NewAlliance Bank) as its sole banking subsidiary.

The conversion and acquisitions are expected to be completed early in the second quarter of 2004. The rebranding of the combined bank with the NewAlliance name will begin at this time as well. The integration of systems and rebranding efforts associated with these transactions have and will continue to command significant resources, both financial and personnel. The integration of systems and branding is expected to be completed by the fourth quarter of 2004. The effective completion of these efforts, and the receptivity of customers of New Haven Savings Bank, SBM and Tolland to the new brand, will significantly influence future operating results.

Upon completion of the conversion, NewAlliance Bancshares’ business activity will be the ownership of the outstanding capital stock of New Haven Savings Bank and investment management of the proceeds retained from the conversion. NewAlliance Bancshares, as the holding company of New Haven Savings Bank will be subject to regulation by the Federal Reserve Board and the Securities and Exchange Commission and will be authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies, which may include the acquisition of banking and financial services companies.

Initially, NewAlliance Bancshares will neither own nor lease any property, but will instead use the premises, equipment and furniture of New Haven Savings Bank with the payment of appropriate fees, as required by applicable laws and regulations. NewAlliance Bancshares’ cash flow will depend on earnings from the investment of any net proceeds we retain from the conversion, from any funds acquired from Connecticut Bancshares and Alliance, and dividends received from New Haven Savings Bank. At the present time, we intend to name only persons who are officers of New Haven Savings Bank to serve as officers of NewAlliance Bancshares. We will, however, use the support staff of New Haven Savings Bank from time to time. These persons will not be employed by NewAlliance Bancshares. NewAlliance Bancshares may hire additional employees, as appropriate, to the extent it expands its business in the future.

New Haven Savings Bank was founded in 1838 as a Connecticut-chartered mutual savings bank. New Haven Savings Bank is regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation. The Bank’s deposits are insured to the maximum allowable amount by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. New Haven Savings Bank has been a member of the Federal Home Loan Bank System since 1974.

The Bank operates 36 banking offices in New Haven and Middlesex counties and offers a full range of banking services to individuals and corporate customers primarily located in South Central Connecticut. The Bank specializes in the acceptance of retail deposits from the general public in the areas surrounding its 36 banking offices and using those funds, together with funds generated from operations and borrowings, to originate residential mortgage loans, commercial and commercial real estate loans and consumer loans, primarily home equity loans and lines of credit.

New Haven Savings Bank retains in its portfolio loans that it originates except fixed-rate residential loans which will amortize over more than 15 years, which are generally sold in the secondary market, while generally retaining the servicing rights. New Haven Savings Bank also invests in mortgage-backed securities and debt securities and other permissible investments. New Haven Saving Bank’s revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment and mortgage-backed securities. New Haven Savings Bank’s primary sources of funds are deposits, principal and interest payments on loans, investments and mortgage-backed securities and advances from the Federal Home Loan Bank.

New Haven Savings Bank’s results of operations depend to a large degree on its net interest income, which is the difference between interest income from loans and investments and interest expense for deposits and borrowings.

Market Area

New Haven Savings Bank is headquartered in New Haven, Connecticut in New Haven County. New Haven Savings Bank’s primary deposit gathering area is concentrated in the communities surrounding its 36 banking offices located in New Haven and Middlesex Counties. New Haven Savings Bank’s lending area is broader than its deposit gathering area and includes the entire State of Connecticut, but most of our loans are made to borrowers in our primary deposit marketing area.

New Haven County is located in the South Central region of Connecticut, approximately 75 miles northeast of New York City and contains the City of New Haven. The region has a diversified mix of industry groups, including insurance and financial services, manufacturing, service, government and retail. The major employers in the area include Yale University, Yale-New Haven Hospital, Hospital of Saint Raphael, SBC Communications, Inc. and The United Illuminating Company. According to published statistics, New Haven County’s population as of 2000 was approximately 824,000 and consisted of approximately 319,000 households. The population increased approximately 2.5% from 1990. Per capita income in 1999 for New Haven County was approximately $24,500, which was less than the Connecticut average of approximately $29,000 but higher than the national average of $21,500. Median household income in 1999 for New Haven County was approximately $49,000 compared to approximately $54,000 for Connecticut and $42,000 for the United States.

As of August 2003, the unemployment rate in the state of Connecticut was 5.0% as compared to the national unemployment rate of 6.1%. Having peaked in April 2003 at 5.3%, the unemployment rate then declined over the following two months and has been stable for the past six months at the 4.9% to 5.0% level. This pattern has also been similar for the national economy as the unemployment rate declined from 6.0% to 5.7% over the same April to December time period. Within the state, there have been differences between regions and industries in regards to job growth. The Hartford, Stamford, Waterbury and Bridgeport labor market areas have seen year over year job losses, while the New London, New Haven and Danbury labor market areas have seen year over year job gains. In addition, over the past year there has been a decline of 5,500 jobs or 0.4% in service producing industries as compared to a decline of 11,300 jobs or 4.2% in goods producing industries.

The housing market continues to be robust, with the pace of new construction and housing price increases running slightly ahead of the levels seen in the year 2002. As of the end of the fourth quarter 2003, the median sales price of existing homes in the greater New Haven/Meriden region had increased 12.6% as compared to the previous year, while the greater Hartford region experienced an increase of 17.0% over the past year. This compares to the Northeast region that experienced an increase of 14.5% and the United States which experienced an increase of 6.6%

According to the Connecticut Department of Economic and Community Development, the forecast for real Connecticut Gross State Product over the next year is an increase of 2.4% on an annual basis. Additionally, in reference to the labor market, the forecast is for non-farm employment to increase by 1.0% or 16,500 jobs over the following year, with manufacturing employment forecasted to decrease by approximately 6.0% while service sector employment is forecasted to increase by approximately 1.5%. Within the service sector the largest increases are expected in arts, entertainment and recreation, government and educational services. The largest expected declines in the service sector of the economy are forecasted to be in the management of companies and enterprises, professional, scientific and technical services, and information.

Competition

New Haven Savings Bank faces intense competition for the attraction and retention of deposits and origination of loans in its primary market area. Its most direct competition for deposits has historically come from the many commercial and savings banks operating in New Haven Savings Bank’s primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. While those entities still provide a source of competition for deposits, we face significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. Competition for loans comes from the significant number of traditional financial institutions, primarily savings banks and commercial banks in our market area, our most significant competition comes from other financial service providers, such as the mortgage companies and mortgage brokers operating in our primary market area. Additionally, competition may increase due to the increasing trend for non-depository financial services companies entering the financial services market, such as insurance companies, securities companies and specialty financial companies. Competition for deposits, for the origination of loans and for the provision of other financial services may limit our growth in the future. Similar competitive circumstances exist in the markets served by Alliance and Connecticut Bancshares.

Lending Activities

General. The types of loans that New Haven Savings Bank may originate are limited by federal and state laws and regulations. Interest rates charged by New Haven Savings Bank on loans are affected principally by New Haven Savings Bank’s current asset/liability strategy, the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters. New Haven Savings Bank’s total loan portfolio equaled $1.29 billion as of December 31, 2003, representing 50.8% of New Haven Savings Bank’s total assets on that date. New Haven Savings Bank makes residential real estate loans secured by one- to four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, multi-family loans, home equity lines of credit and fixed rate loans, personal installment loans, auto loans, mobile home and boat loans, education loans and collateral loans. Real estate secures a majority of New Haven Savings Bank’s loans as of December 31, 2003, including some loans classified as commercial loans.

New Haven Savings Bank makes loans throughout Connecticut and originated $566.3 million in loans for portfolio and $30.6 million in loans for sale during the nine months ended December 31, 2003, and $459.6 million in loans for portfolio and $117.7 million in loans for sale during the fiscal year ended March 31, 2003. We sold, on a servicing retained basis, $31.4 million and $111.2 million in residential loans in the secondary market during those same periods, respectively.

The following table summarizes the composition of New Haven Savings Bank’s total loan portfolio as of certain dates:

Loan Portfolio Analysis

	At December 31, 2003		At March 31,
			2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real Estate Loans:
Residential (one- to four- family)	$640,336	49.1%	$589,251	50.1%	$634,256	54.3%	$685,405	61.4%	$759,807	66.7%
Commercial	231,532	17.8	222,098	18.9	205,687	17.6	170,224	15.2	134,324	11.8
Multi-family	48,329	3.7	52,135	4.4	57,478	4.9	59,207	5.3	60,813	5.3
Residential construction	1,397	0.1	3,673	0.3	3,141	0.3	314	0.1	679	0.1

Total real estate loans	921,594	70.7	867,157	73.7	900,562	77.1	915,150	82.0	955,623	83.9
Commercial Loans:
Commercial construction	15,328	1.2	11,123	0.9	20,709	1.8	22,603	2.0	38,607	3.4
Commercial loans	92,869	7.1	89,667	7.6	86,559	7.4	61,035	5.5	47,871	4.2

Total commercial loans	108,197	8.3	100,790	8.5	107,268	9.2	83,638	7.5	86,478	7.6
Consumer Loans:
Home equity and equity lines of credit	237,835	18.3	162,104	13.8	112,913	9.6	82,015	7.4	69,177	6.1
Mobile home and boat loans	14,414	1.1	16,030	1.4	15,082	1.3	11,491	1.0	8,954	0.8
Other	20,526	1.6	29,477	2.6	32,161	2.8	23,431	2.1	18,386	1.6

Total consumer loans	272,775	21.0	207,611	17.8	160,156	13.7	116,937	10.5	96,517	8.5

Total loans	1,302,566	100.0%	1,175,558	100.0%	1,167,986	100.0%	1,115,725	100.0%	1,138,618	100.0%

Net deferred loan origination costs (fees)	4,892		2,300		580		(980)		(1,218)
Allowance for loan losses	(17,669)		(18,932)		(20,805)		(23,290)		(23,571)

Total loans, net	$1,289,789		$1,158,926		$1,147,761		$1,091,455		$1,113,829

Residential Real Estate Loans. A principal lending activity of New Haven Savings Bank is to originate loans secured by first mortgages on one- to four-family residences in the State of Connecticut. We originate residential mortgages primarily through commissioned mortgage representatives and our main branch office. New Haven Savings Bank originates both fixed-rate and adjustable rate mortgages. Residential lending, while declining as a percentage of the loan portfolio, represents the largest single component of our total portfolio. As of December 31, 2003, $640.3 million, or 49.1% of the total portfolio consisted of one- to four-family residential real estate loans.

As of December 31, 2003, adjustable rate mortgage loans represented approximately 81.3% and fixed-rate mortgage loans represented approximately 18.7% of New Haven Savings Bank’s portfolio of residential mortgage loans secured by one- to four-family owner-occupied properties. New Haven Savings Bank originated $265.2 million, $191.1 million and $171.5 million of residential real estate loans in the nine months ended December 31, 2003 and fiscal years 2003 and 2002, respectively. Over 77.3% of this portfolio is secured by single-family owner-occupied homes and the remainder is secured primarily by two-, three- or four-family owner-occupied homes.

New Haven Savings Bank currently sells all of the fixed-rate residential mortgage loans it originates with terms of over 15 years. We originate loans for sale under forward rate commitments. The percentage of loans we sell will vary depending upon interest rates and our strategy for the management of interest rate risk. New Haven Savings Bank continues to service loans that it sells to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association and others, and receives a fee for servicing such loans generally in a range from 0.25% to 0.375% of the amounts outstanding on them. At December 31, 2003 New Haven Savings Bank serviced $263.8 million of loans for others.

The retention of adjustable rate, as opposed to longer term, fixed-rate residential mortgage loans in our portfolio helps reduce our exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. We believe that these risks, which have not had a material adverse effect on New Haven Savings Bank to date, generally are less onerous than the interest rate risks associated with holding long-term fixed-rate loans in our loan portfolio.

New Haven Savings Bank originated $227.0 million in adjustable rate loans in the nine months ended December 31, 2003, and had $520.5 million of such loans in its loan portfolio, representing approximately 81.3% of such portfolio, as of December 31, 2003. New Haven Savings Bank offers adjustable rate mortgage loans with a fixed-rate period of one, three, five, seven or 10 years prior to annual interest rate adjustments. The interest rate adjustments on these loans are indexed to the applicable one-year LIBOR rates with corresponding add-on margins of varying amounts. Such loans are subject to certain requirements and limitations set forth in guidelines issued by the Connecticut Banking Commissioner, including limitations on the amount and frequency of interest rate changes. Rates adjust by no more than one to four percentage points in each adjustment period and by no more than five or six points over the life of a loan.

Commercial Real Estate And Multi-Family Loans. New Haven Savings Bank makes commercial real estate loans throughout its market area. New Haven Savings Bank originated $40.8 million in commercial real estate loans in the nine months ended December 31, 2003, and had $279.9 million in commercial real estate loans in its loan portfolio, representing 21.5% of such portfolio, as of December 31, 2003.

Properties used for borrowers’ businesses, such as office buildings, light industrial, retail facilities or multi-family income properties, normally collateralize New Haven Savings Bank’s commercial real estate loans. Substantially all of these properties are located in Connecticut. Among the reasons for our continued emphasis on commercial real estate lending is our desire to invest in assets bearing interest rates which are generally higher than interest rates on one- to four-family residential mortgage loans, and are more sensitive to changes in market interest rates. These loans typically have terms of up to 25 years and interest rates which adjust over periods of 3 to 10 years based on one of various rate indices.

Commercial real estate lending entails greater credit risks than residential mortgage lending to owner occupants. The repayment of commercial real estate loans depends on the business and financial condition of the borrower. Economic events and changes in government regulations, which New Haven Savings Bank and its borrowers cannot control, could have an adverse impact on the cash flows generated by properties securing New Haven Savings Bank’s commercial real estate loans and on the value of such properties. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions.

Construction Loans. New Haven Savings Bank makes both residential and commercial construction loans. New Haven Savings Bank typically makes the loans to owner-borrowers who will occupy the properties (residential construction) and to licensed and experienced developers for the construction of single-family home developments (commercial construction).

New Haven Savings Bank originated $5.1 million in construction loans for the nine months ended December 31, 2003, and had $16.7 million in construction loans in its loan portfolio ($1.4 million in residential and $15.3 million in commercial), representing 1.3% of such portfolio, as of December 31, 2003.

New Haven Savings Bank disburses the proceeds of construction loans in stages and may require developers to pre-sell a certain percentage of the properties they plan to build before New Haven Savings Bank will advance any construction financing. New Haven Savings Bank officers, appraisers and/or independent engineers inspect each project’s progress before New Haven Savings Bank disburses additional funds to verify that borrowers have completed project phases.

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. Commercial construction loans generally have terms of six months to a maximum of two years. Some construction loans have fixed interest rates but New Haven Savings Bank originates mostly adjustable-rate construction loans.

Construction lending, particularly commercial construction lending, entails greater credit risk than residential mortgage lending to owner occupants. The repayment of construction loans depends on the business and financial condition of the borrower and on the economic viability of the project financed. A number of New Haven Savings Bank’s borrowers have more than one construction loan outstanding with the Bank. Economic events and changes in government regulations, which New Haven Savings Bank and its borrowers cannot control, could have an adverse impact on the value of properties securing construction loans and on the borrowers’ ability to complete projects financed and, if not the borrower’s residence, sell them for expected amounts at the time the projects were commenced.

Commercial Loans. New Haven Savings Bank’s commercial loans are generally collateralized by equipment, leases, inventory and accounts receivable. Many of New Haven Savings Bank’s commercial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, refinancing or constructing the real estate securing the loan. Commercial loans provide, among other things, working capital, equipment financing, financing for leasehold improvements and financing for expansion. New Haven Savings Bank offers both term and revolving commercial loans. The former have either fixed or adjustable rates of interest and, generally, terms of between three and seven years. Term loans generally amortize during their life, although some loans require a lump sum payment at maturity. Revolving commercial lines of credit typically have two-year terms, renewable annually, and rates of interest which adjust on a daily basis. Such rates are normally indexed to New Haven Savings Bank’s prime rate of interest.

As of December 31, 2003, New Haven Savings Bank’s outstanding commercial loans included manufacturing, special trades, professional services, wholesale trade, retail trade, educational and health services. Industry concentrations are reported quarterly to the Board Loan Committee.

New Haven Savings Bank originated $32.8 million in commercial loans during the nine months ended December 31, 2003, and had $92.9 million in commercial loans in its loan portfolio, representing 7.1% of the loan portfolio as of December 31, 2003. Commercial lending entails greater credit risks than residential mortgage lending to owner occupants. Repayment of both secured and unsecured commercial loans depends substantially on the borrower’s underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrower’s business. Secured commercial loans are generally collateralized by equipment, leases, inventory and accounts receivable. Compared to real estate, such collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Consumer Loans. New Haven Savings Bank makes various types of consumer loans, including auto, mobile home, boat, educational and personal installment loans. However, the largest portion of our consumer loan portfolio is comprised of home equity loans and lines of credit secured by one- to four-family owner-occupied properties. These loans are typically secured by second mortgages. Interest rates on home equity lines normally adjust based on New Haven Savings Bank’s prime rate of interest. The lines of credit are available for up to 9.5 years, at the end of which they become term loans amortized for 15 years. The aggregate sum of the first and second mortgages shall not exceed 80% of the appraised value and 100% of the appraised value for loans up to and including $100,000 that have mortgage insurance, and 80% of the appraised value for loans up to and including $50,000 for condominiums. Home equity loans are made in a set amount with a prescribed repayment period. At December 31, 2003, home equity loans and lines of credit totaled $237.8 million, or 18.3% of the Bank’s total loans and 87.2% of consumer loans. Home equity loans totaled $82.4 million, representing 6.3% of our loan portfolio and 30.2% of the consumer loan portfolio. Home equity lines of credit totaled $155.4 million, representing 12.0% of our loan portfolio and 57.0% of the consumer portfolio. The undrawn portion of home equity lines of credit totaled $143.8 million at December 31, 2003.

Loan Origination. New Haven Savings Bank generally originates adjustable-rate mortgage loans for portfolio and sells in the secondary market fixed-rate loans with terms over 15 years. Sales are generally to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, with servicing rights retained. Loan sale strategy is determined by management’s Asset/Liability Committee and is generally based on prevailing market interest rates and overall interest sensitivity measures. New Haven Savings Bank usually obtains forward or standby commitments from the prospective loan purchaser.

New Haven Savings Bank’s lending activities are conducted by its salaried and commissioned loan personnel and through the use of a non-bank third-party correspondent. Currently, New Haven Savings Bank utilizes one loan correspondent who solicits and originates mortgage loans on behalf of New Haven Savings Bank. This loan correspondent accounted for approximately 29.0% of the adjustable-rate mortgage loans originated by New Haven Savings Bank for the nine months ended December 31, 2003. This loan correspondent originated no fixed rate mortgages for New Haven Savings Bank during that period. Loan correspondents are compensated by market value pricing and a servicing released premium. All loans originated by loan correspondents are underwritten to conform to New Haven Savings Bank’s loan underwriting policies and procedures. New Haven Savings Bank is not an active purchaser of loans.

We rely on print and radio advertising, on referrals from existing customers, attorneys and real estate professionals and on relationships with existing borrowers to originate loans. In addition, New Haven Savings Bank solicits consumer loans, including home equity loans, by direct mail to existing customers. We emphasize relationship building so that our customers will view New Haven Savings Bank as a source of support in the management of their personal finances or in the conduct of their businesses.

Individual loan officers may originate loans within certain approved lending limits. A senior loan committee, consisting of senior loan officers, the Chief Credit Officer, the Chief Financial Officer, the Chief Executive Officer and the Executive Vice Presidents of Business and Retail Banking, must approve all commercial loans to a total relationship that are between $1.0 million and $5.0 million and New Haven Saving Bank’s Board Loan Committee must approve all such loans over $5.0 million.

New Haven Savings Bank generally will not make loans aggregating more than 10% of our capital to any one borrower. At December, 2003, no borrowers had aggregate loans with New Haven Savings Bank which exceeded this limit. At that date, New Haven Savings Bank’s largest lending relationship totaled $14.2 million and consisted of three commercial real estate loans, one of which is secured by a commercial office building and the other two by an 18-hole golf course. All loans in this relationship were performing in accordance with their terms. New Haven Savings Bank’s internal lending limit is significantly lower than Connecticut’s statutory legal lending limit, which is 15% of a bank’s surplus and capital stock accounts, or $60.9 million for New Haven Savings Bank as of December 31, 2003.

Certain bank personnel have been delegated various levels of authority to approve new and used automobile loans, mobile home and boat loans and unsecured loans. These individuals’ authority ranges from $2,500 to $100,000 for automobile, mobile home and boat loans and between $2,500 to $5,000 for unsecured loans.

New Haven Savings Bank charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports on most new residential mortgage loans. New Haven Savings Bank also collects late charges on real estate loans and prepayment premiums on commercial mortgage loans.

The following table sets forth certain information concerning New Haven Savings Bank’s portfolio loan originations, inclusive of loan purchases:

Loan Origination Schedule

	For the Nine Months Ended December 31,		For the Years Ended March 31,

	2003	2002	2003	2002
	(In thousands)
Loans at beginning of period	$1,175,558	$1,167,986	$1,167,986	$1,115,725
Originations:
Residential Real Estate	265,240	121,729	191,128	171,543
Commercial Loans:
Commercial mortgages	45,858	39,600	48,179	72,489
Commercial loans	32,787	40,469	45,603	57,187

Total commercial loans	78,645	80,069	93,782	129,676
Consumer Loans:
Home equity and equity lines of credit	215,826	111,834	151,023	79,596
Other	6,547	19,034	23,680	32,180

Total consumer loans	222,373	130,868	174,703	111,776
Deduct:
Principal loan repayments, prepayments and other	437,058	321,141	446,588	357,627
Net loan charge-offs	1,262	1,484	1,873	2,485
Transfers to REO	930	3,476	3,546	622

Total deductions	439,250	326,101	452,041	360,734

Net increase in loans	127,008	6,565	7,572	52,261

Loans at end of period	$1,302,566	$1,174,551	$1,175,558	$1,167,986

Loan Underwriting. New Haven Savings Bank’s underwriting of loans varies depending on the types of loans underwritten. The process generally includes the use of credit applications, property appraisals and verification of an applicant’s credit history, employment and banking relationships to the extent management deems appropriate in each case. Additional information concerning the underwriting of specific types of loans follows.

New Haven Savings Bank’s residential mortgage loans generally are written in amounts up to 80% of the appraised value or selling price, whichever is less, of the property securing the loan. New Haven Savings Bank generally requires borrowers to obtain private mortgage insurance with respect to loans with a greater than 80% loan-to-value ratio.

New Haven Savings Bank primarily makes commercial loans to businesses that operate in and around New Haven and Middlesex Counties. New Haven Savings Bank reviews the financial resources, debt-to-equity ratios, cash flows and New Haven Savings Bank’s own experience with businesses when underwriting commercial loans. New Haven Savings Bank generally requires business owners to personally guarantee commercial loans.

New Haven Savings Bank primarily considers the quality of the borrower’s management as well as the property and borrower’s cash flows when it underwrites commercial real estate loans. New Haven Savings Bank generally makes commercial real estate loans in an amount equal to no more than 75% of the appraised value of the property securing the loan. New Haven Savings Bank generally requires the owners of businesses seeking commercial real estate loans to personally guarantee those loans.

New Haven Savings Bank makes construction loans to developers with prior successful development experience. New Haven Savings Bank generally increases the loan-to-value ratios on such loans as construction progresses. Before any work has commenced, New Haven Savings Bank will finance only up to 60% of the value of the approved, unimproved land. Once construction has begun, New Haven Savings Bank will generally make residential construction loans in amounts up to 80% (for primary homes) and 70% (for secondary homes) of the lesser of the appraised value of the property, as completed, or the property’s cost of construction. New Haven Savings Bank generally makes commercial construction loans in amounts up to 75% of the lesser of the property’s appraised value, as completed, or construction cost and generally requires developers seeking commercial construction loans to personally guarantee them.

New Haven Savings Bank has procedures for the assessment of environmental risks in connection with loans, and it believes that those procedures are adequate. Before originating any commercial mortgage loan, New Haven Savings Bank requires prospective borrowers to make a preliminary assessment of whether environmentally hazardous materials are located on the properties that would collateralize such loans. If a preliminary assessment raises concerns, New Haven Savings Bank requires borrowers to conduct further environmental analyses of the properties. In addition, before originating any commercial mortgage loan above $250,000, the borrower must provide a Phase 1 environmental assessment of the property.

Loan Purchases. New Haven Savings Bank occasionally purchases participation interests in commercial and residential real estate loans originated by other banks in its market area. New Haven Savings Bank underwrites such loans as if it had originated them itself. New Haven Savings Bank’s interest in participation loans as of December 31, 2003 totaled $4.2 million.

Loan Maturity. The following table shows the contractual maturity of New Haven Savings Bank’s loan portfolio at December 31, 2003. The table does not reflect prepayments or scheduled principal amortization.

Loan Maturity Schedule

	At December 31, 2003
	Residential Mortgage Loans (one to four family)	Commercial Mortgage Loans	Multi- Family Mortgage Loans	Residential Construction	Commercial Construction	Commercial Loans	Home Equity and Equity Lines of Credit	Mobile Home and Boat Loans	Other	Total
	(In thousands)
Due in one year or less	$177	$49	$1	$1,397	$8,877	$39,686	$461	$47	$2,662	$53,357
Due in one to three years	1,020	3,988	407	—	6,451	17,103	3,535	518	8,679	41,701
Due in three to five years	5,364	2,772	235	—	—	17,667	20,663	1,016	6,427	54,144
Due in five to ten years	73,437	43,296	9,917	—	—	15,766	174,445	3,339	218	320,418
Due in ten to twenty years	181,975	160,701	35,248	—	—	1,709	38,587	9,494	2,365	430,079
Due in twenty years and beyond	378,363	20,726	2,521	—	—	938	144	—	175	402,867

	$640,336	$231,532	$48,329	$1,397	$15,328	$92,869	$237,835	$14,414	$20,526	$1,302,566

The following table sets forth, at December 31, 2003, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after December 31, 2004 and whether such loans have fixed interest rates or adjustable interest rates:

	December 31, 2003
	Fixed	Adjustable	Total
	(In thousands)
Residential Mortgage Loans (one to four family)	$119,739	$520,420	$640,159
Commercial Mortgage Loans	21,567	209,916	231,483
Multi Family Mortgage Loans	3,853	44,475	48,328
Residential construction	—	—	—

Total Mortgage Loans	145,159	774,811	919,970

Commercial Construction	—	6,451	6,451
Commercial Loans	27,608	25,575	53,183
Home Equity and Equity Lines of Credit	81,788	155,585	237,373
Mobile Home and Boat Loans	8,273	6,094	14,367
Other	13,893	3,972	17,865

Total Loans	$276,721	$972,488	$1,249,209

Asset Quality

General. One of our key objectives has been and continues to be to maintain a high level of asset quality. In addition to maintaining sound credit standards for new loan originations, we employ proactive collection and workout processes in dealing with delinquent or problem loans.

Delinquent Loans. Management performs a monthly review of all delinquent loans. New Haven Savings Bank’s Special Assets Department is responsible for collection, workout and sales of Bank-owned assets. The manager of this Department discusses the current status and delinquency trends of non-accrual and selected accounts with Lending Department managers and executive officers at the monthly Loan Review Committee meeting and as otherwise required. In addition, New Haven Savings Bank’s Board of Directors reviews delinquency statistics by loan portfolio type on a monthly basis.

The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. New Haven Savings Bank’s collection philosophy is predicated upon early detection and response to delinquent and default situations. New Haven Savings Bank seeks to make arrangements to cure the entire default over the shortest time frame. Generally, New Haven Savings Bank requires that a delinquency notice be mailed no later than the 10th or 15th day, depending on the loan type, after the payment due date. A late charge is normally assessed on loans where the scheduled payment is unpaid after a 10 or 15 day grace period. After mailing the delinquency notices, New Haven Savings Bank’s loan collection personnel call the borrower to ascertain the reasons for delinquency and the prospects for payment. On loans secured by one- to four-family owner occupied properties, New Haven Savings Bank attempts to work out a payment schedule with the borrower in order to avoid foreclosure. All restructured loans must be approved by the level of officer authority required for a new loan of that amount. If these efforts do not achieve a satisfactory arrangement, New Haven Savings Bank refers the loan to legal counsel and counsel initiates foreclosure proceedings. At any time prior to a sale of the property at foreclosure, New Haven Savings Bank will terminate foreclosure proceedings if the borrower and New Haven Savings Bank are able to work out a satisfactory payment plan. On loans secured by commercial real estate properties, New Haven Savings Bank also seeks to reach a satisfactory payment plan so as to avoid foreclosure. Prior to foreclosure, New Haven Savings Bank will generally obtain an updated appraisal of the property.

The following table sets forth delinquencies in New Haven Savings Bank’s loan portfolio as of the dates indicated:

Loan Delinquencies

	At December 31, 2003				At March 31, 2003
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(In thousands)
Real estate loans:
Residential (one - to four - family)	7	$422	26	$1,399	7	$438	37	$2,333
Commercial	—	—	2	700	—	—	2	990
Multi-family	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—		—	—	—

Total real estate loans	7	422	28	2,099	7	438	39	3,323
Consumer loans:					—	—	—	—
Home equity and equity lines of credit	—	—	1	15	1	69	8	157
Mobile home and boat loans	4	29	—	—	—	—	2	49
Other	11	17	8	56	11	13	8	24

Total consumer loans	15	46	9	71	12	82	18	230
Commercial loans:					—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial loans	1	8	13	3,319	1	1	2	369

Total commercial loans	1	8	13	3,319	1	1	2	369

Total	23	$476	50	$5,489	20	$521	59	$3,922

Delinquent loans to total loans		0.04%		0.42%		0.04%		0.33%

	At March 31, 2002
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(In Thousands)
Real estate loans:
Residential (one-to four-family)	12	$791	59	$4,089
Commercial	—	—	5	2,320
Multi-family	—	—	—	—
Residential construction		—	—	—

Total real estate loans	12	791	64	6,409
Consumer loans:
Home equity and equity lines of credit	4	92	4	141
Mobile home and boat loans	6	72	3	22
Other	16	87	12	20

Total consumer loans	26	251	19	183
Commercial loans:
Commercial construction	—	—	6	3,267
Commercial loans	2	2	3	1,361

Total commercial loans	2	2	9	4,628

Total	40	$1,044	92	$11,220

Delinquent loans to total loans		0.04%		0.96%

Classification of Assets and Loan Review. The Chief Credit Officer is responsible for this evaluation process and is assisted by the use of an independent third party loan review company. New Haven Savings Bank uses an internal risk rating system to monitor and evaluate the credit risk inherent in its loan portfolio. At the time of loan approval, all commercial and commercial real estate loans are assigned a risk rating based on all of the factors considered in originating the loan. The initial risk rating is recommended by the loan officer who originated the loan and approved by the loan approval authority. Current financial information is maintained for all borrowing relationships, and is evaluated on at least an annual basis to determine whether the risk rating classification is appropriate.

Under our internal risk rating system, we currently classify problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, assets which do not currently expose New Haven Savings Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.” These loans are included in a monthly Criticized Asset report. This report serves as an integral part in the evaluation of the adequacy of New Haven Savings Bank’s loan loss reserve.

New Haven Savings Bank engages an independent third party to conduct semi-annual loan reviews of the commercial and commercial real estate loan portfolios, including an approximately 80% penetration of the commercial loan portfolio (by dollar amount). The loan reviews provide a credit evaluation of individual loans to ensure the appropriateness of the risk rating classification. In addition, there is an independent loan review of the residential mortgage and consumer loan portfolios through a quarterly review of a sampling of new loans closed during the period. The independent reviews are presented directly to the Loan Committee of the Board of Directors.

On a quarterly basis, a Criticized Asset Committee composed of the Chief Credit Officer, Executive Vice President of Business Banking and other senior officers completes Criticized Asset Reports on commercial and commercial real estate loans that are risk rated Special Mention, Substandard, and Doubtful. The reports focus on the current status, strategy, financial data, and appropriate risk rating of the criticized loan.

At December 31, 2003, loans classified substandard totaled $19.3 million, and consisted of $8.2 million in commercial real estate loans and $11.1 million in commercial loans. Special mention loans totaled $32.6 million, and consisted of $25.4 million of commercial real estate loans, $6.7 million of commercial loans, and $583,000 of construction loans. No loans were classified Doubtful or Loss as of December 31, 2003.

Other Real Estate Owned. New Haven Savings Bank classifies property acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure as other real estate owned in its financial statements. When a property is placed in other real estate owned, the excess of the loan balance over the estimated fair market value of the collateral, based on a recent appraisal, is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less 10%, that is the estimated costs to sell the property. Management inspects all other real estate owned properties periodically. Subsequent writedowns in the carrying value of other real estate owned are charged to expense if the carrying value exceeds the other real estate owned’s fair value less estimated selling costs.

Non-Accrual Loans, Non-Performing Assets And Restructured Loans

Loans are placed on non-accrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. The loan may be returned to accrual status if the loan has demonstrated sustained contractual performance or all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. For the nine months ended December 31, 2003, and for the years ended March 31, 2003 and 2002, had interest been accrued at contractual rates on non-accrual and renegotiated loans, interest income would have increased by approximately $168,000, $578,000 and $715,000, respectively.

The following table sets forth information regarding non-accrual loans, restructured loans, and other real estate owned:

	At December 31, 2003	At March 31,
		2003	2002	2001	2000
	(In thousands)
Non-accruing loans:(1)
Real estate loans:
Residential (one-to four-family)	$1,399	$2,333	$4,089	$5,093	$4,315
Commercial	700	990	2,320	425	253
Multi-family	—	—	—	—	—
Residential construction	—	—	—	—	—

Total real estate loans	2,099	3,323	6,409	5,518	4,568
Commercial loans:
Commercial construction	—	—	3,267	—	—
Commercial loans	3,319	369	1,361	4	2,142

Total commercial loans	3,319	369	4,628	4	2,142
Consumer loans:
Home Equity and Equity Lines of Credit	15	157	141	357	556
Mobile Home and Boat Loans	—	49	22	80	186
Other	56	24	20	170	73

Total consumer loans	71	230	183	607	815

Non-performing Loans	5,489	3,922	11,220	6,129	7,525
Real Estate Owned	23	66	—	569	321

Total Non-performing Assets	$5,512	$3,988	$11,220	$6,698	$7,846

Allowance for loan losses as a percent of total loans (2)	1.35%	1.61%	1.78%	2.09%	2.07%
Allowance for loan losses as a percent of total non-performing loans	321.90%	482.71%	185.43%	380.00%	313.24%
Total non-performing loans as a percentage of total loans (2)	0.42%	0.33%	0.96%	0.55%	0.66%
Total non-performing assets as a percentage of total assets	0.22%	0.17%	0.50%	0.31%	0.38%

(1)	Non-accrual loans include all loans 90 days or more past due, restructured loans and other loans which have been identified by New Haven Savings Bank as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding.

Non-performing assets, totaling $4.0 million as of March 31, 2003, increased to $5.5 million at December 31, 2003 due primarily to an increase in commercial non-accrual loans relating to three borrowers. Despite the increase, non-performing loans are at low levels compared to historic levels.

In addition to non-performing loans, New Haven Savings Bank also has $15.3 million of potential problem loans. Potential problem loans are loans that are performing but are classified as substandard in accordance with New Haven Savings Bank’s internal risk rating system. While substandard loans do not exhibit the weaknesses of non-performing loans, there is potential for losses due to deterioration in the borrower’s financial position or concerns over collateral valuations.

Allowance For Loan Losses

The Board of Directors and management of the New Haven Savings Bank are committed to the establishment and maintenance of an adequate Allowance for Loan Losses, determined in accordance with generally accepted accounting principles. Our approach is to follow the most recent guidelines that have been provided by our regulators and the SEC (Staff Accounting Bulletin 102 “Selected Loan Loss Allowance Methodology and Documentation Issues”). On July 2, 2001, the Federal Financial Institutions Examination Council issued a joint Policy Statement on “Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions.” The Policy Statement provides guidance on the design and implementation of methodologies and supporting documentation practices for determining the appropriate allowance for loan losses.

New Haven Savings Bank believes that the methodology it employs to develop, monitor and support the allowance for loan losses is consistent with these pronouncements. While New Haven Savings Bank believes that it has established adequate specific and general allowances for probable losses on loans, there can be no assurance that the regulators, in reviewing New Haven Savings Bank’s loan portfolio, will not request New Haven Savings Bank to increase its allowance for losses, thereby negatively affecting New Haven Savings Bank’s financial condition and earnings. Moreover, actual losses may be dependent upon future events and, as such, further additions to the allowance for loan losses may become necessary.

The allowance for loan losses is established through provisions for loan losses based on management’s on-going evaluation of the risks inherent in New Haven Savings Bank’s loan portfolio. Charge-offs against the allowance for loan losses are taken on loans when New Haven Savings Bank determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

The following table sets forth activity in New Haven Savings Bank’s allowance for loan losses for the periods indicated:

Schedule of Allowance for Loan Losses

	At or For the Nine Months Ended December 31,		At or For the Years Ended March 31,

	2003	2002	2003	2002	2001	2000
	(In thousands)
Balance at beginning of period	$18,932	$20,805	$20,805	$23,290	$23,571	$24,124
Provision for loan losses	—	—	—	—	—	—
Charge-offs:
Residential and commercial mortgage loans	6	808	1,323	3,079	656	805
Commercial loans	2,619	2,307	2,354	298	213	729
Consumer loans	218	271	331	368	431	368

Total charge-offs	2,843	3,386	4,008	3,745	1,300	1,902

Recoveries:
Residential and commercial mortgage loans	982	1,505	1,611	366	243	733
Commercial loans	500	204	302	775	682	501
Consumer loans	98	193	222	119	94	115

Total recoveries	1,580	1,902	2,135	1,260	1,019	1,349

Net charge-offs	1,263	1,484	1,873	2,485	281	553

Balance at end of period	$17,669	$19,321	$18,932	$20,805	$23,290	$23,571

Ratios
Net loans charged-off to average interest-earning loans	0.10%	0.13%	0.16%	0.22%	0.03%	0.05%
Allowance for loan losses to total loans	1.35%	1.64%	1.61%	1.78%	2.09%	2.07%
Allowance for loan losses to nonperforming loans	321.90%	416.94%	482.71%	185.43%	380.00%	313.24%
Net loans charged-off to allowance for loan losses	7.15%	7.68%	9.89%	11.94%	1.21%	2.35%
Recoveries to charge-offs	55.58%	56.17%	53.27%	33.64%	78.38%	70.93%

The following tables set forth New Haven Savings Bank’s percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated:

Allocation of Allowance for Loan Losses

	At December 31, 2003
	Amount	Percent of Allowance in Each Category to total Allowance	Percent of Loans in Each Category to Total Loans
	(In thousands)
Residential Mortgage Loans	$2,917	16.51%	49.27%
Commercial Mortgage Loans	5,798	32.81	22.66
Commercial Loans	5,868	33.21	7.13
Consumer	2,957	16.74	20.94
Unallocated	129	0.73	—

Total allowance for loan losses	$17,669	100.00%	100.00%

	At March 31,
	2003			2002
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(In Thousands)
Residential Mortgage Loans	$2,868	15.15%	50.44%	$4,585	22.04%	54.57%
Commercial Mortgage Loans	6,861	36.24	24.27	7,333	35.25	24.31
Commercial Loans	5,313	28.06	7.63	4,698	22.58	7.41
Consumer	2,783	14.70	17.66	2,482	11.93	13.71
Unallocated	1,107	5.85	—	1,707	8.20	—

Total allowance for loan losses	$18,932	100.00%	100.00%	$20,805	100.00%	100.00%

	At March 31,
	2001			2000
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(In Thousands)
Residential Mortgage Loans	$6,718	28.84%	61.46%	$7,165	30.40%	66.79%
Commercial Mortgage Loans	5,844	25.09	22.59	5,237	22.22	20.53
Commercial Loans	5,799	24.90	5.47	5,384	22.84	4.20
Consumer	1,902	8.17	10.48	1,598	6.78	8.48
Unallocated	3,027	13.00	—	4,187	17.76

Total allowance for loan losses	$23,290	100.00%	100.00%	$23,571	100.00%	100.00%

New Haven Savings Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimate of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and the historical loan loss experience over the business cycle. New Haven Savings Bank has used the same reserve methodology since before 1999, with adjustments to the reserve percentage allocations based on improving asset quality over the period.

The allowance is computed by segregating the portfolio into various risk rating and product categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance. The percentage applied to the outstanding balance varies depending on the loan’s risk rating and product category. Management uses historical loss rates, industry data, peer comparisons and other observable data to determine these loss rates.

Management takes a long-term view in establishing the loss rates in each risk rating category due to the fact that New Haven Savings Bank has a concentration of real estate risk and as such is susceptible to conditions in the real estate markets in which it operates, and to potential cyclical downturns in such markets and in the economy. As a result, allowance allocations by risk rating category consider higher levels of charge-offs experienced during the last economic downturn beginning in the early 1990’s. During the last significant downturn in the early 1990’s, non-performing assets increased from $53.5 million (3.9% of loans) in 1990 to $128 million (8.7% loans) in 1993. Subsequent net charge-offs and OREO losses reached a peak in 1995 at $23.9 million or 1.68% of the loan portfolio. Throughout the 1990’s, management added to the allowance in response to the deterioration in the loan portfolio resulting in a ratio of allowance to total loans of 2.11% in 1998. For the 3-year period ending March 31, 1998, annualized net charge-offs were $13 million (0.92%), $7.4 million (0.54%) and $15.5 million (1.24%), respectively. Including OREO write-downs, the 3 year total losses were $58 million or an average of $19.3 million per year, which equates to annual credit-related losses of 1.44% of the average loan portfolio during this same three-year period.

The allowance for loan losses of $24.7 million as of March 31, 1998 reflected allowance allocations based on a three-year period where total losses were $58.0 million or $19.3 million per year and higher unallocated allowances that reflect inherent uncertainty due to rapid deterioration of certain credits in years preceding 1998 and very high losses and delinquencies for New Haven Savings Bank and many of its competitors in prior years. Of the $24.7 million in the allowance for loan losses at March 31, 1998, $5.5 million were specific allocations to problem credits and $19.2 million were allocations to the rest of the portfolio based on New Haven Savings Bank’s internal risk rating system. Beginning in 1999, improvements in the local real estate market began to have a positive impact on our customers, and asset quality began to improve. Non-performing assets were reduced from $30.7 million at March 31, 1998 to $11.5 million at March 31, 1999 and continued to decrease through December 31, 2003. The reductions of non-performing loans were, as mentioned above, a result of a combination of the improved local real estate market and changes made by New Haven Savings Bank in the credit administration function in the mid 1990’s. The local environment factors that resulted in the significant decline in the level of non-performing loans and net charge-offs during the last five years were an improvement in the Connecticut real estate markets, and a general decline in interest rates. A significant portion of New Haven Savings Bank’s commercial and commercial real estate loans are at variable rates, and lower interest rates have resulted in borrowers being able to lower their payments. New Haven Savings Bank’s real estate markets have also enjoyed a healthy economic period since 1998, as evidenced by a reduced number of foreclosures across the market and lower commercial vacancy rates. During that period, New Haven Savings Bank was able to dispose of foreclosed properties or otherwise resolve problem loans, resulting in significantly smaller average losses in the 1999 through 2003 period than in the previous five-year period. Net charge-offs over the last 5 years have ranged from 0.03% to 0.22% and ended fiscal year December 31, 2003 at 0.10%. Non-performing loans over the last 5 years have ranged from $2.8 million to $11.5 million since 1999 and were $5.5 million at December 31, 2003, or 0.42% of outstanding loans. No loan loss provision was necessary during the four-year period ending March 31, 2003, and for the nine months ended December 31, 2003 as asset quality indicators for the portfolio, as a whole, continued to improve. Accordingly, management concluded each year during the 2000 through 2003 period and for the nine months ended December 31, 2003 that no loan loss provision was needed and that only a nominal provision of $200,000 was necessary in 1999.

The primary changes with respect to New Haven Savings Bank’s loan administration function commencing in 1995 included the hiring of more experienced personnel in key lending functions, expanding the Special Assets department and outsourcing the loan review function. In addition, the Credit Department was separated from those involved with loan origination to provide for better segregation of duties. Also, New Haven Savings Bank established a stronger credit culture, tighter credit underwriting standards and a more proactive position in its loss mitigation practices.

The allowance for loan losses is reviewed and approved by New Haven Savings Bank’s Board of Directors on a quarterly basis.

Investment Activities

General. Under Connecticut law, New Haven Savings Bank has authority to purchase a wide range of investment securities. As a result of changes in federal banking laws, however, financial institutions such as New Haven Savings Bank may not engage as principals in any activities that are not permissible for a national bank, unless the Federal Deposit Insurance Corporation has determined that the investments would not pose a significant risk to the Bank Insurance Fund and New Haven Savings Bank is in compliance with applicable capital standards.

The investment policy of New Haven Savings Bank is reviewed and updated by senior management and submitted to the Board of Directors for their approval on an annual basis. The primary objective of the investment portfolio is to achieve a competitive rate of return on the investments over a reasonable period of time based on prudent management practices and sensible risk taking. The portfolio is also used to help manage the net interest rate risk position of the Bank. In view of New Haven Savings Bank’s lending capacity and generally higher rates of return on loans, management prefers lending activities as its primary source of revenue with the securities portfolio serving a secondary role. The investment portfolio, however, is expected to continue to represent a significant portion of New Haven Savings Bank’s assets, consisting of U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations, asset backed securities, high quality corporate debt obligations and possibly corporate equities. The portfolio will continue to serve New Haven Savings Bank’s liquidity needs as projected by management and as required by regulatory authorities.

New Haven Savings Bank’s current investment strategy has emphasized the purchase of hybrid adjustable rate mortgage backed securities with reset dates ranging between three years and seven years. These securities were emphasized due to their lower prepayment levels as compared to other structured mortgage products, their yield advantage over asset backed securities and their monthly cash flows that provide the bank with liquidity. In addition, at the end of the initial fixed rate period, the remaining balance of these securities become adjustable rate instruments thereby assisting the bank in the asset/liability management process. New Haven Savings Bank is however, amortizing any premium paid on hybrid adjustable rate mortgage backed securities to the initial reset date due to management’s experience with prepayments by the initial reset date.

The investment policy prohibits the use of hedging with such instruments as financial futures, interest rate options and swaps without specific approval from the New Haven Savings Bank Board of Directors. The Chief Financial Officer, the First Vice President of Investments, Vice President—Asset/Liability Analyst and the Assistant Treasurer—Investments are authorized to execute portfolio transactions but are limited in regards to asset class selection, ratings limitations, industry concentration and position size by the Investment Policy Statement. Portfolio sales require the approval of the Chief Financial Officer regardless of the amount. Purchases and sales activity are monitored monthly by New Haven Savings Bank’s ALCO Committee. The listing of purchases and sales of the New Haven Savings Bank’s investment portfolio is reviewed and approved by New Haven Savings Bank’s Board of Directors on a monthly basis and the investment portfolio inventory is reviewed on a quarterly basis.

At December 31, 2003, New Haven Savings Bank had total investments of $1.12 billion, or 44.1% of total assets. These investment securities consisted of U.S. Government and Agency obligations of $57.5 million, corporate obligations of $54.9 million, mortgage-backed securities of $846.0 million, other bonds and obligations of $58.5 million, marketable and trust preferred equity securities of $89.7 million and money market mutual funds of $13.0 million.

SFAS No. 115 requires New Haven Savings Bank to designate its securities as held to maturity, available for sale or trading depending on New Haven Savings Bank’s intent regarding its investments at the time of purchase. New Haven Savings Bank does not currently maintain a trading portfolio of securities. As of December 31, 2003, $1.12 billion, or 99.9% of the portfolio, was classified as available for sale and $350,000, or 0.1% of the portfolio was classified as held to maturity. The net unrealized gain on securities classified as available for sale was $1.2 million, with $48,000 of that amount attributable to marketable equity securities as of December 31, 2003.

U.S. Government and Agency Obligations. At December 31, 2003, New Haven Savings Bank’s U.S. Government and Agency securities portfolio totaled $57.5 million, all of which was classified as available for sale. There were no structured notes in the portfolio.

Corporate Obligations. At December 31, 2003, New Haven Savings Bank’s portfolio of corporate obligations totaled $54.9 million, all of which was classified as available for sale. New Haven Savings Bank policy requires that investments in corporate obligations be restricted only to those obligations rated “A” or better by a nationally recognized rating agency at the time of purchase and are confined only to those obligations that are readily marketable. As of December 31, 2003, $40.0 million of New Haven Savings Bank’s investments in corporate obligations were invested in finance company bonds and $14.9 million in bank and trust company bonds. As of December 31, 2003, all corporate obligations were rated “A” or better.

Mortgage-Backed Securities. At December 31, 2003, New Haven Savings Bank’s portfolio of mortgage-backed securities totaled $846.0 million. Such securities are guaranteed by the Government National Mortgage Association, FNMA and FHLMC or are rated “AAA”. All mortgage-backed securities were classified as available for sale. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the servicing fee and the cost of payment guarantees or credit enhancements that reduce credit risk. Mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings.

At December 31, 2003, the mortgage backed securities portfolio was comprised of agency adjustable rate mortgages with initial reset dates of six months, three years, five years and seven years. The portfolio also included AAA rated whole loan hybrid adjustable rate mortgages with initial reset dates of three, five and seven years. The portfolio also included agency collateralized mortgage obligations, AAA rated private collateralized mortgage obligations, and agency seven year balloon mortgage backed securities.

As of December 31, 2003, hybrid adjustable rate mortgages with reset dates of three years, five years or seven years totaled $554.9 million or 65.6% of the mortgage backed securities portfolio. Within this portfolio, $55.7 million were AAA rated private hybrid adjustable rate mortgages, with the balance being secured by either the Federal National Mortgage Association or by the Federal Home Loan Mortgage Corporation. Adjustable rate mortgages with reset dates of every six months totaled $7.9 million or 0.9% of the mortgage backed securities portfolio as of December 31, 2003. The total adjustable rate mortgage-backed portfolio carried a weighted average life of 2.1 years as of December 31, 2003. Agency seven year balloon mortgage backed securities totaled $15.1 million, or 1.8% of the portfolio.

As of December 31, 2003, agency collateralized mortgage obligations totaled $215.5 million or 25.5% of the mortgage backed securities portfolio, with $184,000 carrying a floating rate coupon and the balance carrying a fixed rate coupon. Within this total $132.9 million were US Agency CMO’s backed by 15 year collateral, and $82.4 million were US Agency CMO’s backed by 30 year collateral. Over the past year, New Haven Savings Bank has emphasized the purchase of agency collateralized mortgage obligations with underlying collateral consisting of fifteen and twenty year mortgage loans. In addition, New Haven Savings Bank has targeted purchases in the two year to three year weighted average life tranches with expected extensions up to a maximum of five years in a rising rate environment. The objective of this decision has been to limit the potential interest rate risk due to extension of this portfolio in a rising rate environment. The structures of these instruments have been in either a planned amortization class format or tightly structured sequential pay format.

The private AAA rated collateralized mortgage obligation portfolio as of December 31, 2003 totaled $52.0 million or 6.1% of the mortgage backed securities portfolio. Within this total $45.4 million were private issue CMO’s backed by 15 year collateral and $6.6 million were private issue CMO’s backed by 30 year collateral. The private collateralized mortgage obligation portfolio also contains instruments with planned amortization class or sequential pay structures.

Other Bonds and Obligations. At December 31, 2003, New Haven Savings Bank’s portfolio of other bonds and obligations totaled $58.5 million, $14.1 million of which was invested in taxable obligations of states and political subdivisions, $23.5 million of which was invested in asset-backed securities, $20.5 million of which was invested in short-term obligations and $350,000 of which was invested in foreign bonds and other bonds held to maturity.

Marketable Equity Securities. At December 31, 2003, New Haven Savings Bank’s marketable equity securities portfolio totaled $30.3 million, all of which was in preferred stock. New Haven Savings Bank’s policy requires that investments in preferred stock, including money market preferred, trust preferred, auction preferred and adjustable-rate preferred, be confined to quality issuers that have a past record of profitability and growth with the prospect of continued performance. The policy also requires that New Haven Savings Bank make investments in preferred stocks so that there is a reasonable and prudent industry distribution within the portfolio. New Haven Savings Bank does not view short-term trading, short sales, margin transactions and option speculation as prudent investment policy objectives and does not permit them. Investments in common stock are subject to similar quality ratings and activities as preferred stocks, with the additional requirement that the stocks are traded on a major exchange.

Trust Preferred Securities. At December 31, 2003, New Haven Savings Bank’s trust preferred securities portfolio totaled $59.4 million, all of which was rated A or better.

Money Market Mutual Funds. At December 31, 2003, New Haven Savings Bank’s money market mutual fund portfolio totaled $13.0 million, all of which was in funds rated AAA.

The following table sets forth certain financial information regarding the amortized cost and market value of New Haven Savings Bank’s investment portfolio at the dates indicated.

	December 31, 2003		March 31,
			2003		2002
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(In thousands)
Securities available for sale:
Investment securities:
U.S. Treasury bills	$1,096	$1,096	$498	$498	$500	$500
U.S. Government agencies	56,386	56,452	64,601	64,702	75,922	75,960
Obligations of states and political subdivisions	13,913	14,129	8,666	9,048	8,743	8,932
Asset-backed securities	23,495	23,511	22,120	22,163	45,071	45,294
Marketable equity securities	30,230	30,278	34,611	34,691	26,331	30,499
Money market funds	13,000	13,000	25,800	25,800	18,400	18,400
Trust preferred securities	60,558	59,406	60,502	57,587	60,259	57,397
Short-term obligations	20,500	20,500	65,988	65,988	94,929	94,929
Other bonds	54,784	54,877	52,030	51,078	47,510	46,747

Total investment securities	273,962	273,249	334,816	331,555	377,665	378,658

Mortgage-backed securities:
U.S. Government agencies and pass thru securities	576,200	578,510	466,838	472,542	51,137	52,216
U.S. Agency issued collateralized mortgage obligations	215,978	215,543	238,447	240,307	283,633	285,974
Private issued collateralized mortgage obligations	51,895	51,978	54,609	55,006	256,433	257,991

Total mortgage-backed securities	844,073	846,031	759,894	767,855	591,203	596,181

Total available for sale securities	1,118,035	1,119,280	1,094,710	1,099,410	968,868	974,839

Securities held to maturity:
Investment securities:
Foreign bonds	300	300	300	300	800	800
Other bonds	50	50	50	50	145	145

Total securities held to maturity	350	350	350	350	945	945

Total securities	$1,118,385	$1,119,630	$1,095,060	$1,099,760	$969,813	$975,784

The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of New Haven Savings Bank’s investment portfolio as of December 31, 2003. In the case of mortgage backed securities and asset-backed securities, the table shows the securities by their contractual maturities; however, there are scheduled principal payments and there will be unscheduled prepayments prior to their contractual maturity. Income on obligations of states and political subdivisions are taxable and no yield adjustment for dividend receivable deduction is made because it is not material.

	One year or less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

	(In thousands)
Securities available for sale:
Investment securities:
U.S. Treasury bills	$1,096	1.01%	$—	—%	$—	—%	$—	—%	$1,096	1.01%
U.S. Government agencies	8,964	1.20	25,414	1.89	—	—	22,008	1.54	56,386	1.64
Obligations of states and political subdivisions	—	—	8,325	2.61	1,000	3.77	4,588	6.03	13,913	3.82
Asset-backed securities	—	—	7,083	2.05	5,040	3.15	11,372	2.66	23,495	2.58
Marketable equity securities	30,215	1.36	—	—	—	—	15	7.68	30,230	1.36
Money market funds	13,000	1.01	—	—	—	—	—	—	13,000	1.01
Trust preferred securities	—	—	—	—	—	—	60,558	2.20	60,558	2.20
Short-term obligations	20,500	1.18	—	—	—	—	—	—	20,500	1.18
Other bonds	5,000	1.52	45,055	2.10	4,729	3.84	—	—	54,784	2.20

Total investment securities	78,775	1.24	85,877	2.08	10,769	3.51	98,541	2.29	273,962	1.97

Mortgage-backed securities:
U.S. Government agencies	—	—	84	7.68	15,366	4.09	560,750	3.69	576,200	3.70
U.S. Agency issued collateralized mortgage obligations	—	—	1,020	3.17	41,077	3.43	173,881	3.65	215,978	3.60
Private issued collateralized mortgage obligations	—	—	—	—	—	—	51,895	4.03	51,895	4.03

Total mortgage-backed securities	—	—	1,104	3.51	56,443	3.61	786,526	3.70	844,073	3.70

Total securities available for sale	78,775	1.24	86,981	2.10	67,212	3.59	885,067	3.55	1,118,035	3.27

Securities held to maturity:
Investment securities:
Short-term obligations	—	—	—	—	—	—	—	—	—	—
Foreign bonds	—	—	300	1.53	—	—	—	—	300	1.53
Other bonds	50	6.00	—	—	—	—	—	—	50	6.00

Total securities held to maturity	50	6.00	300	1.53	—	—	—	—	350	2.17

Total securities	$78,825	1.25%	$87,281	2.10%	$67,212	3.59%	$885,067	3.55%	$1,118,385	3.27%

Deposit Activities And Sources Of Funds

General. New Haven Savings Bank uses deposits, repayments and prepayments of loans, proceeds from sales of loans and securities and proceeds from maturing securities, borrowings and cash flows generated by operations to fund its lending, investing and general operations. Deposits represent New Haven Savings Bank’s primary source of funds.

Deposits. New Haven Savings Bank offers a variety of deposit accounts with a range of interest rates and other terms. The accounts include passbook savings accounts, NOW accounts (checking), demand deposit accounts, money market deposit accounts, club accounts and certificates of deposit. New Haven Savings Bank also offers IRA’s, Roth/IRA, Education IRA and Simple IRA accounts, KEOGH and SEP accounts. Both individuals and commercial enterprises maintain accounts with New Haven Savings Bank. The FDIC insures deposits up to certain limits (generally, $100,000 per depositor).

Deposit flows are influenced greatly by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives. Deposit pricing strategy is monitored monthly by the Asset/Liability Committee. Deposit pricing is set weekly by the Product Pricing Committee, a subcommittee of the Asset/Liability Committee. When considering our deposit pricing, we consider competitive market rates, deposit flows, funding commitments and investment alternatives, FHLB advance rates and rates on other sources of funds.

At December 31, 2003, New Haven Savings Bank’s deposits of $1.80 billion were comprised of $183.6 million of non-interest-bearing checking accounts and $1.62 billion of interest-bearing deposit accounts, of which $476.2 million, or 26.4% of total deposits, were certificates of deposit. Of this total of certificates of deposit at December 31, 2003, $334.2 million, or 70.2%, were scheduled to mature within one year. However, based on New Haven Savings Bank’s monitoring of historical trends, its current pricing strategy for deposits and its avoidance of brokered deposits, management believes that New Haven Savings Bank will retain a significant portion of its certificates of deposit accounts upon maturity. Controversy over the Bank’s planned conversion to a public company has resulted in some deposit withdrawals; if significant additional withdrawals are made, the Bank will either suffer reduced deposit levels or need to counteract the withdrawals with additional marketing and/or pricing measures to secure additional deposits.

New Haven Savings Bank places emphasis on sales of its products and quality of its service to attract and retain customers. Management measures the sales performance of customer service personnel based on the cross-sales of additional products and services above the initial product that the customer requests. Branch managers actively participate in a business development call program to develop new banking relationships.

In the interest of customer convenience and product alternatives, New Haven Savings Bank has a “call center”, staffed with individuals who are trained to answer telephone inquiries about customer accounts and about New Haven Savings Bank’s various products and services. New Haven Savings Bank also has a 24-hour automated touch-tone telephone voice response system and internet banking service, which allows customers to obtain information about their accounts, to make account transfers and to receive information about New Haven Savings Bank’s products and services.

New Haven Savings Bank uses direct mail and customer service personnel at each of its branches and at its main office to solicit deposits and advertises its deposits through the print media, on billboards and radio.

National, regional and local economic conditions, changes in money market rates, prevailing interest rates and competing deposit and investment alternatives all have a significant impact on the level of New Haven Savings Bank’s deposits.

The following table sets forth certain information regarding the distribution of New Haven Savings Bank’s average deposit accounts and the weighted average interest rate on each category of deposits:

Average Balance and Rates Paid Schedule

	For the Nine Months Ended December 31,

	2003			2002
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(In thousands)
Money market accounts	$574,290	31.88%	1.26%	$356,460	19.76%	1.70%
NOW accounts	33,646	1.87	0.55	27,591	1.53	1.83
Regular savings accounts	515,345	28.60	0.54	603,774	33.46	1.14
Time deposits	505,112	28.03	2.23	658,278	36.48	3.39
Demand deposits	173,370	9.62	—	158,273	8.77	—

	$1,801,763	100.00%	1.32%	$1,804,376	100.00%	2.17%

	For the Year Ended March 31,
	2003			2002
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(In thousands)
Money market accounts	$393,446	21.81%	1.61%	$142,919	8.45%	1.07%
NOW accounts	28,017	1.55	1.66	38,679	2.28	2.38
Regular savings accounts	589,278	32.67	1.06	611,787	36.16	2.16
Time deposits	635,389	35.22	3.20	752,634	44.49	4.64
Demand deposits	157,917	8.75	—	145,818	8.62	—

	$1,804,047	100.00%	2.03%	$1,691,837	100.00%	3.27%

New Haven Savings Bank had $102.9 million in certificates of deposit (time deposits) of $100,000 or more outstanding as of December 31, 2003, maturing as follows:

	Amount	Weighted average rate
	(In thousands)
Maturity period
Three months or less	$41,139	1.33%
Over three months through six months	21,065	1.68
Over six months through twelve months	13,216	1.61
Over twelve months	27,484	4.47

	$102,904	2.28%

Borrowings. New Haven Savings Bank borrows funds from the Federal Home Loan Bank of Boston. Federal Home Loan Bank loans finance New Haven Savings Bank’s loans and other funding needs. Federal Home Loan Bank loans are collateralized primarily by certain of New Haven Savings Bank’s mortgage loans and can be collateralized by certain other investments. The maximum amount that the Federal Home Loan Bank will loan fluctuates from time to time based on the Federal Home Loan Bank’s policies.

New Haven Savings Bank had $253.0 million in outstanding advances from the Federal Home Loan Bank as of December 31, 2003. At December 31, 2003, all of our advances were fixed rate. Based on eligible mortgage loan collateral, New Haven Savings Bank may borrow up to $443.5 million from the Federal Home Loan Bank, including $25.2 million under a preapproved line of credit.

The following table shows selected information on advances from the Federal Home Loan Bank of Boston.

	Nine Months Ended December 31,		Year Ended March 31,

	2003	2002	2003	2002
	(In thousands)
Advances from Federal Home Loan Bank of Boston
Average balance outstanding	$178,019	$89,402	$92,056	$90,060
Maximum amount outstanding at any month end during the period	$252,990	$89,287	$115,332	$91,201
Approximate weighted average interest rate during the period	4.41%	6.29%	6.17%	6.29%
Balance outstanding at the end of period	$252,990	$89,287	$115,332	$89,193
Weighted average interest rate at end of period	3.88%	6.20%	5.48%	6.19%

Trust Services

In 1987, New Haven Savings Bank established a trust department, now called the Trust and Investment Management Department, which provides trust and investment management services to individuals and families. These services are provided to existing and potential banking customers. Consistent with New Haven Savings Bank’s operating strategy, the Trust and Investment Management Department will continue to emphasize the growth of its trust and investment management services to increase fee-based income. The Trust and Investment Management Department has implemented several policies governing its practices and procedures, policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At December 31, 2003, this trust department managed 514 account relationships with aggregate assets of $365.3 million. For the nine months ended December 31, 2003 and for the fiscal year ended March 31, 2003, the Trust and Investment Management Department generated revenues of $1.5 million and $1.9 million, respectively.

Subsidiary Activities

New Haven Savings Bank currently has the following wholly-owned subsidiaries all of which are incorporated in Connecticut: Fairbank Corporation, NHSB Community Development Corporation, The Loan Source, Inc., NHSB Servicing Company and NHSB Financial Services, Inc. New Haven Savings Bank has no special purpose entities and has not participated in asset securitizations.

Fairbank Corporation owns a 121 unit apartment building in New Haven, Connecticut. The building includes tenants eligible for federal “Section 8” housing cost assistance. This subsidiary was formed and the investment made in 1971 in furtherance of New Haven Savings Bank’s commitment to the New Haven community. In connection with the formation of NewAlliance Bancshares, Fairbank Corporation became a wholly-owned subsidiary of NHSB Community Development Corporation.

NHSB Community Development Corporation (the “CDC”) was organized in 1999 pursuant to a federal law which encourages the creation of such bank subsidiaries to further community development programs. We funded the CDC with $2.5 million in cash to provide flexible capital for community development and neighborhood revitalization. The CDC investments can be in the form of equity, debt or mezzanine financing. Current investments include artist housing, affordable housing loan pool’s and small business development funds.

The Loan Source, Inc. is used to hold certain real estate that we may acquire through foreclosure and other collection actions and investments in certain limited partnerships. The Loan Source currently has no such property under ownership, but does have a limited partnership.

NHSB Servicing Company operates as New Haven Savings Bank’s “passive investment company” (a “PIC”). A 1998 Connecticut law allows for the creation of PICs. A properly created and maintained PIC allows New Haven Savings Bank to contribute its real estate loans to the PIC where they are serviced. The PIC does not recognize income generated by the PIC for the purpose of Connecticut business corporations tax, nor does New Haven Savings Bank recognize income for these purposes on the dividends it receives from the PIC. Since its establishment in 1998, our PIC has allowed us, like many other banks with Connecticut operations, to experience substantial savings on the Connecticut business corporations tax that otherwise would have applied.

NHSB Financial Services, Inc. New Haven Savings Bank offers brokerage and investment advisory services through a contract with a non-affiliated registered broker-dealer. In addition, NHSB Financial Services, Inc. offers to customers of New Haven Savings Bank fixed annuities and other insurance products. NHSB Financial Services, Inc. recently obtained a registration as a broker-dealer and is now a member of the NASD. During the first quarter of 2004, substantially all of the brokerage accounts originating through the non-affiliated registered broker-dealer have been transferred to NHSB Financial Services, Inc. In addition, the brokerage products and services currently offered by Savings Bank of Manchester and Tolland Bank through contractual arrangements with a third party NASD-registered broker-dealer will be transferred to NHSB Financial Services, Inc. following the completion of the acquisitions of Connecticut Bancshares and Alliance.

In addition to its subsidiary’s activities, New Haven Savings Bank is an issuing bank with Savings Bank Life Insurance. For the nine months ended December 31, 2003, the revenue generated from these activities was $1.6 million. During our last full fiscal year, which ended March 31, 2003, New Haven Savings Bank generated $3.2 million from these combined activities.

New Haven Savings Bank Foundation, Inc.

In 1998, New Haven Savings Bank established a private charitable foundation, the New Haven Savings Bank Foundation, Inc. This foundation, which is not a subsidiary of New Haven Savings Bank, provides grants to charitable organizations that focus primarily on community development, health and human services, youth and education and the arts in the communities in which New Haven Savings Bank operates. For the nine months ended December 31, 2003 and the year ended March 31, 2003 New Haven Savings Bank did not make a contribution to the foundation. For the year ended March 31, 2002, New Haven Savings Bank contributed $1.2 million in cash and a security with a fair value of approximately $254,000 at the date of the donation and the transfer. At December 31, 2003, New Haven Savings Bank Foundation, Inc. had assets of approximately $9.4 million. Federal law requires the foundation to distribute at least 5% of its assets annually. Since 1998, the New Haven Savings Bank Foundation has made contributions of approximately $2.4 million to local non-profit organizations. The foundation’s current three (3) member Board of Trustees consists of current directors of New Haven Savings Bank. After the conversion and acquisitions of Connecticut Bancshares and Alliance, New Haven Savings Bank will continue to maintain New Haven Savings Bank Foundation, Inc., however, it does not expect to make any further contributions to it.

Regulation and Supervision

General

New Haven Savings Bank is a Connecticut-chartered mutual savings bank. Following the conversion, New Haven Savings Bank will be a capital stock savings bank and a wholly-owned subsidiary of NewAlliance Bancshares. New Haven Savings Bank is subject to extensive regulation by the Connecticut Department of Banking, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. New Haven Savings Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Banking Department concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers. NewAlliance Bancshares will be required to file reports with and otherwise comply with the rules and regulations of the Federal Reserve Bank of Boston, the Connecticut Banking Commissioner and the Securities and Exchange Commission under the Federal securities laws. The following discussion of the laws and regulations material to the operations of the NewAlliance Bancshares and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations. Any change in such regulations, whether by the Banking Department, the FDIC or the FRB, could have a material adverse impact on New Haven Savings Bank or NewAlliance Bancshares.

Connecticut Banking Laws And Supervision

Connecticut Banking Commissioner. The Commissioner regulates internal organization as well as the deposit, lending and investment activities of state-chartered banks, including New Haven Savings Bank., The approval of the Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of Connecticut-chartered banks. The FDIC also regulates many of the areas regulated by the Commissioner, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.

Lending Activities. Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, however, total secured and unsecured loans made to any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s equity capital and reserves for loan and lease losses.

Dividends. A savings bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a savings bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that, if by doing so, would cause it to become “undercapitalized.” The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to a Connecticut bank’s shareholders if such dividends would reduce shareholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations.

Branching Activities. Any Connecticut-chartered bank meeting certain statutory requirements may, with the Commissioner’s approval, establish and operate branches in any town or towns within the state and establish mobile branches.

Investment Activities. Connecticut law requires the board of directors of each Connecticut bank to adopt annually an investment policy to govern the types of investments New Haven Savings Bank makes, and to periodically review a bank’s adherence to its investment policy. The investment policy must establish standards for the making of prudent investments and procedures for divesting investments no longer deemed consistent with a bank’s investment policy. In recent years, Connecticut law has expanded bank investment activities.

Connecticut banks may invest in debt securities and debt mutual funds without regard to any other liability to the Connecticut bank of the maker or issuer of the debt securities and debt mutual funds, if the debt securities and debt mutual funds are rated in the three highest rating categories or otherwise deemed to be a prudent investment, and so long as the total amount of debt securities and debt mutual funds of any one issuer will not exceed 25% of the Bank’s total equity capital and reserves for loan and lease losses and the total amount of all its investments in debt securities and debt mutual funds will not exceed 25% of its assets. In addition, a Connecticut bank may invest in certain government and agency obligations according to the same standards as debt securities and debt mutual funds except without any percentage limitation.

Similarly, Connecticut banks may invest in equity securities and equity mutual funds without regard to any other liability to the Connecticut bank of the issuer of equity securities and equity mutual funds, so long as the total amount of equity securities and equity mutual funds of any one issuer does not exceed 25% of the Bank’s total equity capital and reserves for loan and lease losses and the total amount of the Bank’s investment in all equity securities and equity mutual funds does not exceed 25% of its assets.

Powers. In recent years, Connecticut law has expanded banks’ powers. Connecticut law permits Connecticut banks to sell insurance and fixed- and variable-rate annuities if licensed to do so by the Connecticut Insurance Commissioner. Connecticut law

authorizes a new form of Connecticut bank known as an uninsured bank. An uninsured bank has the same powers as insured banks except that it does not accept retail deposits and is not required to insure deposits with the FDIC. With the prior approval of the Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act (“BHCA”) or the Home Owners’ Loan Act (“HOLA”), both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Commissioner unless the Commissioner disapproves the activity.

Assessments. Connecticut banks are required to pay annual assessments to the Connecticut Department of Banking to fund the Department’s operations. The general assessments are paid pro-rata based upon a bank’s asset size.

Enforcement. Under Connecticut law, the Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The Commissioner’s enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

Federal Regulations

Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as New Haven Savings Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one- to four-family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

As a bank holding company, NewAlliance Bancshares will be subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. On a pro forma consolidated basis, after the offering, NewAlliance Bancshares’ pro forma shareholders’ equity will exceed these requirements.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Most recently, the agencies have established standards for safe guarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. Since the enactment of the FDICIA, all state-chartered FDIC insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDICIA and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as New Haven Savings Bank may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. New Haven Savings Bank received grandfathered authority from the FDIC to invest in listed stock and/or registered shares. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Connecticut law, whichever is less. New Haven Savings Bank also received grandfathered authority to purchase preferred stock and registered investment company shares subject to the same limits listed above. In addition, New Haven Savings Bank received permission from the FDIC to purchase and retain up to an additional 60% of its Tier 1 Capital in money market (auction rate) preferred stock and to purchase and retain up to an additional 15% of its Tier 1 Capital in adjustable rate preferred stock. Such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to New Haven Savings Bank. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund (“BIF”). The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) specifies that a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Branching. Beginning June 1, 1997, the Interstate Banking Act (the “IBA”) permitted the responsible federal banking agencies to, under certain circumstances, approve acquisition transactions between banks located in different states, regardless of whether the acquisition would be prohibited under the law of the two states. The IBA also permitted a state to “opt in” to the provisions of the IBA before June 1, 1997, and permitted a state to “opt out” of the provisions of the IBA by adopting appropriate legislation before that date. In 1995, Connecticut affirmatively “opted-in” to the provisions of the IBA. Accordingly, beginning June 1, 1997, the IBA permitted a Connecticut-chartered bank to acquire institutions in a state other than Connecticut unless the other state had opted out of the IBA. The IBA also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2003, New Haven Savings Bank was “well capitalized”.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates. Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

Further, Section 22(h) of the FRA restricts an institution with respect to loans to directors, executive officers, and principal shareholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including New Haven Savings Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

The FDIC has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance Of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. BIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of New Haven Savings Bank.

The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of New Haven Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

The FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $45.4 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for amounts greater than $45.4 million, 10% (which may be adjusted by the FRB between 8% and 14%), against that portion of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. New Haven Savings Bank is in compliance with these requirements.

Federal Home Loan Bank System

New Haven Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. New Haven Savings Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2003 of $13.8 million. At December 31, 2003, New Haven Savings Bank had $253.0 million in Federal Home Loan Bank advances.

The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank stock held by New Haven Savings Bank.

Holding Company Regulation

General. As a bank holding company, NewAlliance Bancshares will be subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner. The Connecticut Banking Commissioner will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the Connecticut Banking Commissioner waives this five year restriction, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

As a bank holding company, NewAlliance Bancshares must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

The Banking Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders, travelers’ checks and United States Savings Bonds; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers. Except for investments in community development activities through a Community Development Corporation, NewAlliance Bancshares has no present plans to engage in any activities not permitted by the FRB.

Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the consolidated net worth of the bank holding company. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, is “well managed” within the meaning of the Federal Reserve Board regulations and is not subject to any unresolved supervisory issues.

Financial Modernization. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company”. A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. NewAlliance Bancshares has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company. However, it is not precluded from submitting a notice in the future should it wish to engage in activities only permitted to financial holding companies.

Miscellaneous Regulation

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company’s audit committee members. In addition, the audit partners must be rotated every five years. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee or the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (“FAIR”) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm” (“RPAF”). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Sarbanes-Oxley Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Community Reinvestment Act. Under the Community Reinvestment Act (CRA), as amended as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. New Haven Savings Bank’s latest FDIC CRA rating was “outstanding”.

Connecticut has its own statutory counterpart to the CRA which is also applicable to New Haven Savings Bank. The Connecticut version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Connecticut law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. New Haven Savings Bank’s most recent rating under Connecticut law was “outstanding.”

Consumer Protection And Fair Lending Regulations. Connecticut savings banks are subject to a variety of federal and Connecticut statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

Federal Income Taxation

General. Through March, 31, 2003, NewAlliance Bancshares, the Bank and its subsidiaries reported their income on a fiscal year basis using the accrual method of accounting. As of December 31, 2003, the Bank has changed to a calendar year end and going forward, will report their income on a calendar year basis. The federal income tax laws apply to NewAlliance Bancshares and the Bank in the same manner as to other corporations with some exceptions, including particularly the Banks’ reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or NewAlliance Bancshares. The Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 1999.

Bad Debt Reserves. For fiscal years beginning before December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986, as amended, were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.

Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $30.1 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless certain events were to occur, such as a “non-dividend distribution” by the bank to the Parent Company.

Connecticut Taxation

NewAlliance Bancshares is subject to the Connecticut Corporate Business tax. NewAlliance Bancshares files a combined Connecticut income tax return.

Connecticut income tax is based on the federal taxable income before net operating loss and special deductions with certain modifications made to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (9.0% for 2003 and 7.5% for 2002) to arrive at Connecticut income tax.

In May 1998 the State of Connecticut enacted legislation permitting the formation of a passive investment company (“PIC”) as subsidiaries of financial institutions. This legislation exempts qualifying passive investment companies from the state income taxation in Connecticut and excludes dividends paid from a PIC to a related financial institution. New Haven Savings Bank qualifies as a financial institution under the statue and has established a PIC that began operations in the first quarter of 1999. The Bank expects the PIC will eliminate substantially all state income taxes of the Bank going forward.

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of NewAlliance Bancshares. The day-to-day management duties of the executive officers of NewAlliance Bancshares and the Bank relate primarily to their duties as to the Bank. The executive officers of NewAlliance Bancshares are as follows:

Name	Age	Position
Peyton R. Patterson	47	Chairman of the Board, President and Chief Executive Officer
Merrill B. Blanksteen	50	Executive Vice President, Chief Financial Officer and Treasurer
Gail E.D. Brathwaite	44	Executive Vice President and Chief Operating Officer

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

Peyton R. Patterson joined New Haven Savings Bank in January 2002, as Chairman, President and Chief Executive Officer. From May 1996 to December 2001, she was an Executive Vice President of Dime Bancorp, New York, New York. Ms. Patterson has twenty-one years of commercial and thrift banking experience with New Haven Savings Bank, Dime Bancorp, Chemical Bank/Chase Manhattan and Corestates Financial Corporation of Pennsylvania. She has extensive experience in the areas of retail and business lending, retail banking, asset management, marketing and mergers and acquisitions.

Merrill B. Blanksteen is Executive Vice President and Chief Financial Officer and Treasurer of New Haven Savings Bank. He has been the Chief Financial Officer since 1993, when he first joined the Bank.

Gail E.D. Brathwaite, Executive Vice President and Chief Operating Officer, joined New Haven Savings Bank in March 2002. Previously, Ms. Brathwaite was Senior Vice President, director of Branch Administration, Compliance and Loss Control for the Consumer Financial Services Division of the Dime Savings Bank, New York, New York.

Availability of Information

We make available on our website, which is located at http://www.newalliancebank.com, reports we file with the Securities and Exchange Commission. Investors are encouraged to access these reports and the other information about our business and operations on our website.

Item 2. Properties

New Haven Savings Bank conducts its business through its main office located in New Haven, Connecticut, 35 other banking offices and two remote ATM facilities located in New Haven and Middlesex Counties. The following table sets forth information about our offices and ATM facilities as of December 31, 2003.

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2003
				(In thousands)
195 Church Street New Haven, CT 06510	Owned	1974	N/A	$15,072

1248-54 Dixwell Avenue Hamden, CT 06514	Owned	1949	N/A	372

201 Grand Avenue New Haven, CT 06513	Leased	1972	2005	31

322 Main Street West Haven, CT 06516	Owned	1950	N/A	106

36 Fountain Street New Haven, CT 06515	Owned	1950	N/A	418

245 Main Street East Haven, CT 06512	Owned	1956	N/A	81

724 Boston Post Road Madison, CT 06443	Owned	1969	N/A	1,886

110 Washington Avenue North Haven, CT 06473	Leased	1972	2012	17

2856 Whitney Avenue Hamden, CT 06518	Leased	1975	2004	15

1246 Whitney Avenue Hamden, CT 06517	Owned	1975	N/A	42

34 Old Tavern Road Orange, CT 06477	Leased	1976	2007	77

First Street Seymour, CT 06483	Leased	1979	2004	7

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2003
				(In thousands)

2364 Foxon Road, Units North Branford, CT	Leased	1979	2005	134

176 Amity Road Woodbridge, CT 06525	Leased	1979	2006	12

20 Ocean Avenue West Haven, CT 06516	Leased	1986	2008	84

50 Frontage Road East Haven, CT 06512	Leased	1980	2006	60

1021 Boston Post Road Guilford, CT 06437	Leased	1973	2008	136

200 Boston Post Road Madison, CT 06443	Leased	1985	2005	—

1349 Boston Post Road Milford, CT 06460	Leased	1975	2004	19

1157 Highland Avenue Cheshire, CT 06410	Leased	1987	2004	124

1024 Main Street Branford, CT 06405	Leased	1987	2004	164

670 North Colony Road Wallingford, CT 06492	Leased	1989	2006	135

20 Main Street Old Saybrook, CT 06475	Owned	1970	N/A	547

250 East Main Street Clinton, CT 06413	Leased	1991	2007	21

9 Water Street Chester, CT 06412	Owned	1991	N/A	273

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2003
				(In thousands)

Cheshire Road Wallingford, CT 06492	Leased	1995	2005	—

63 Main Street Centerbrook, CT 06409	Owned	1994	N/A	197

Bokum Road Essex, CT 06426	Leased	1995	2006	3

1238 Boston Post Road Westbrook, CT 06498	Owned	1996	N/A	161

12 Main Street Essex, CT 06426	Leased	1996	2005	12

200 Leeder Hill Road Hamden, CT 06517	Leased	1996	2005	19

18 Tower Lane New Haven, CT 06519	Leased	1996	2004	—

367 East Main Street Branford, CT 06405	Leased	2000	2010	627

316 Main Street Yalesville, CT 06492	Owned	2001	N/A	1,208

68 South Broad Street Milford, CT 06460	Leased	2001	2011	2

52 Southwick Court Cheshire, CT 06410	Leased	1999	2004	—

300 Orange Avenue West Haven, CT 06516	Leased	1998	2004	—

355 Ferry St. New Haven, CT 06513	Owned	1972	N/A	1,665

Total				$23,727

Item 3. Legal Proceedings

We are not involved in any pending legal proceedings other than the matters described below and routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of New Haven Savings Bank.

Two substantially similar actions have been initiated in the Connecticut Superior Court by Joanne Turonis and by Towana Marks and others, by service on September 29, 2003 and January 26, 2004, respectively, against New Haven Savings Bank and its Directors and, in the second action, its Corporators, alleging breach of fiduciary duty in connection with the decision to convert to a public company. The actions claim, among other things, that New Haven Savings Bank should have sought the approval of its depositors for the conversion and should modify the plan of conversion to be fair to its depositors. The actions also seek certification of a class consisting of the depositors of New Haven Savings Bank. The defendants believe that the suits are without merit and intend to vigorously defend the allegations. The defendants filed a motion to consolidate both cases, which was granted, and have filed motions to dismiss both actions for failure of the plaintiffs to have exhausted their administrative remedies and other grounds. Both lawsuits were dismissed by decision of the Connecticut Superior Court pursuant to a Memorandum of Decision issued on March 12, 2004. At this time, it is uncertain whether the plaintiffs will appeal the decision.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

NewAlliance Bancshares has not yet commenced operation and has never issued capital stock. New Haven Savings Bank, as a mutual institution, has never issued capital stock. NewAlliance Bancshares expects to receive approval to have its common stock listed on the Nasdaq National Market under the symbol “NABC” subject to the completion of the offering and compliance with certain conditions.

The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control. The number of active buyers and sellers of the common stock at any particular time may be limited. Under such circumstances, you could have difficulty selling your shares on short notice, and, therefore, you should not view the common stock as a short-term investment. We cannot assure you that an active trading market for the common stock will develop or that, if it develops, it will continue.

NewAlliance Bancshares’ Board of Directors intends to adopt a policy of paying regular cash dividends after the conversion, but has not decided the exact amount or range of amounts that may be paid, when the payments may begin or the frequency of any payments. The payment of dividends, if any, and the amount of any such dividend, will be subject to the determination of our Board of Directors, which will take into account, among other factors, our financial condition, results of operations, tax considerations, industry standards, economic conditions and regulatory restrictions that affect the payment of dividends by New Haven Savings Bank to NewAlliance Bancshares.

NewAlliance Bancshares is subject to the requirements of Delaware law that generally limit dividends to an amount equal to the excess of its shareholders’ equity over its statutory capital or, if there is no excess, to its net earnings for the current and/or immediately preceding fiscal year. In addition, FRB regulations and policies may restrict NewAlliance Bancshares’ ability to pay dividends from time to time.

Item 6. Selected Consolidated Financial Data

The following tables contain certain information concerning the financial position and results of operations of New Haven Savings Bank at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes. New Haven Savings Bank has changed its fiscal year end to December 31 effective December 31, 2003.

	At December 31, 2003	At March 31,
		2003	2002	2001	2000
	(In thousands)
Selected Financial Data:
Total assets	$2,536,730	$2,393,502	$2,260,561	$2,169,752	$2,084,236
Loans (1)	1,307,458	1,177,858	1,168,566	1,114,745	1,137,400
Allowance for loan losses	17,669	18,932	20,805	23,290	23,571
Mortgage-backed securities :
Available for sale	846,031	767,855	596,181	516,537	487,073
Investment securities:
Available for sale	273,249	331,555	378,658	326,271	271,873
Held to maturity	350	350	945	101,584	92,613
Deposits	1,801,291	1,809,257	1,738,155	1,673,365	1,645,743
FHLB Advances and other borrowing	277,681	141,501	117,466	114,450	93,041
Total equity	406,001	396,150	373,099	349,926	317,437
Real estate owned, net	23	66	—	569	321
Nonperforming loans (2)	5,489	3,922	11,220	6,129	7,525
Nonperforming assets (3)	5,512	3,988	11,220	6,698	7,846

	For the Nine Months Ended December 31,		For the Years Ended March 31,
	2003	2002	2003	2002	2001	2000
	(In thousands)
Selected Operating Data:
Interest and dividend income	$77,867	$90,111	$116,812	$131,939	$150,096	$139,070
Interest expense	22,259	31,479	39,617	57,080	71,682	65,275

Net interest income before provision for loan losses	55,608	58,632	77,195	74,859	78,414	73,795
Provision for loan losses (4)	—	—	—	—	—	—

Net interest income after provision for loan losses	55,608	58,632	77,195	74,859	78,414	73,795
Non-interest income:
Service charges and fees	9,003	7,292	10,583	8,864	7,627	6,541
Trust Income	1,509	1,403	1,857	2,043	1,975	1,929
Rental Income	2,340	2,020	2,695	2,471	2,010	1,931
Net (loss) gain on limited partnerships	(1,554)	(2,553)	(2,529)	231	(118)	(127)
Net gain on sale/contribution of securities (5)	153	4,178	4,775	239	1,939	4,804
Impairment charge on investment securities (6)	—	(924)	(924)	(3,940)	(82)	—
Other	791	1,659	2,150	2,311	1,279	2,474
Conversion and merger related charges	4,022	—	—	—	—	—
Total non-interest expense	45,763	44,410	59,564	52,400	49,495	44,287

Income before provision for income taxes	18,065	27,297	36,238	34,678	43,549	47,060
Provision for income taxes	5,989	9,260	12,361	11,748	14,926	14,348

Net income	$12,076	$18,037	$23,877	$22,930	$28,623	$32,712

	At or For the Nine Months Ended December 31,		At or For the Year Ended March 31,
	2003	2002	2003	2002	2001	2000
Selected Operating Ratios and Other Data (7):
Performance Ratios:

Average yield on interest-earning assets	4.44%	5.38%	5.22%	6.29%	7.42%	7.02%
Average rate paid on interest-bearing liabilities	1.61	2.36	2.23	3.41	4.38	3.97
Interest rate spread (8)	2.83	3.02	2.99	2.88	3.04	3.05
Net interest margin (9) (10)	3.17	3.50	3.45	3.57	3.88	3.73
Ratio of interest-bearing assets to interest-bearing liabilities	126.84	125.63	125.79	125.39	123.42	120.52
Ratio of net interest income after provision for loan losses to non-interest expense	111.70	132.02	129.60	142.86	158.43	166.63
Non-interest expense as a percent of average assets	2.71	2.53	2.54	2.38	2.34	2.14
Return on average assets	0.66	1.03	1.02	1.04	1.35	1.58
Return on average equity	4.01	6.50	6.35	6.31	8.58	10.80
Ratio of average equity to average assets	16.40	15.84	16.04	16.47	15.76	14.64
Efficiency ratio (11)	63.74	63.02	63.18	55.67	49.90	47.39

Regulatory Capital Ratios:
Leverage capital ratio	16.10	16.05	16.45	16.29	16.09	15.35
Tier 1 capital to risk-weighted assets	26.95	26.64	27.19	25.14	24.51	24.45
Total risk-based capital ratio	28.15	27.89	28.44	26.42	25.77	25.71

Asset Quality Ratios :
Nonperforming loans as a percent of total loans (1)	0.42	0.39	0.33	0.96	0.55	0.66
Nonperforming assets as a percent of total assets (3)	0.22	0.19	0.17	0.50	0.31	0.38
Allowance for loan losses as a percent of total loans	1.35	1.64	1.61	1.78	2.09	2.07
Allowance for loan losses as a percent of non-performing loans	321.90	416.94	482.71	185.43	380.00	313.24
Net loans charged-off as a percent of average interest-earning assets	0.05	0.07	0.08	0.12	0.01	0.03

(1)	Loans are stated at their principal amounts outstanding, net of deferred loan fees and costs.
(2)	Nonperforming loans include loans for which the Bank does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, and renegotiated loans due to a weakening in the financial condition of the borrower.
(3)	Nonperforming assets consist of nonperforming loans and other real estate owned.
(4)	No loan loss provision was necessary for the four year period ending March 31, 2003, and for the nine months ended December 31, 2003 as asset quality indicators for the portfolio, as a whole, continued to improve.
(5)	Represents realized gains on investment securities sold, or in the fiscal years ended March 31, 2002 and 2000 on securities with fair values of $254,000 and $2.4 million respectively, in excess of cost contributed to the New Haven Savings Bank Foundation, Inc. See Note 12 to the New Haven Savings Bank Consolidated Financial Statements.
(6)	Represents write down on equity investment securities with other than temporary impairment.
(7)	Performance ratios are based on average daily balances during the periods indicated and are annualized where appropriate. Regulatory Capital Ratios and Asset Quality Ratios are end-of-period ratios.
(8)	Interest rate spread represents the difference between the weighted average yield on average interest-bearing assets and the weighted average cost of average interest-bearing liabilities.
(9)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(10)	No tax equivalent adjustments were made due to the fact that ratio would not be materially different.
(11)	The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, conversion and merger-related expenses and expenses related to the termination of certain benefit plans, to the sum of net interest income and non-interest income, net of security gains or losses. The efficiency ratio is not a financial measurement required by generally accepted accounting principles in the United States of America. However, New Haven Savings Bank believes such information is useful to investors in evaluating New Haven Savings Bank’s operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

New Haven Savings Bank’s results of operations depend primarily on its net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by New Haven Savings Bank’s provision for loan losses, income and expenses pertaining to other real estate owned, gains and losses from sales of loans and securities and non-interest income and expenses. New Haven Savings Bank’s non-interest expenses consist principally of compensation and employee benefits, occupancy, data processing, marketing and professional services costs and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions and changes in interest rates as well as government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect New Haven Savings Bank. The Bank has initiated steps to grow in size and geographic reach. The Bank expects to be able to expand its deposit gathering activities with the development of new products and services and improve our overall competitive position and support internal growth through lending in communities we serve.

Following the completion of the conversion, non-interest-expenses can be expected to increase as a result of the increase in costs associated with managing a public company, increased compensation expenses associated with adopting and funding our employee stock ownership plan (“ESOP”) and the costs of funding the Bank’s planned new foundation, NewAlliance Foundation, Inc., that will be established upon the completion of the conversion to a stock bank. The contribution to the NewAlliance Foundation will be approximately $40.0 million, all of which will be expensed in the quarter during which the conversion is completed.

New Haven Savings Bank’s fiscal year had ended on March 31. References to a year in this Management’s Discussion and Analysis refer to a fiscal year ended on March 31. Effective December 31, 2003 New Haven Savings Bank has changed its fiscal year end to December 31.

The Bank is very dependent on net-interest income, the difference between interest earned on assets and interest paid on deposits and borrowings. During 2003 market interest rates reached record low levels, which resulted in a lower interest rate margin and reduced net interest income. The Bank continues to strive for increased fee-based revenue and has instituted fee-based initiatives to grow its non-interest income. Deposit-fee initiatives were introduced in 2003 to increase fees and in late 2003 the Bank received authority to act as a broker-dealer, which is expected to allow the Bank to generate additional fee income.

The prevailing historic low interest rates during 2003 led to an unprecedented volume of mortgage loan originations which was offset by an increased level of mortgage loan prepayments. Loan growth initiative in this rate environment has emphasized the origination of adjustable rate hybrid loans, match funding intermediate maturity fixed rate loans and selling longer term fixed rate loans. Growth in the consumer loan category has been almost exclusively in home equity loans and home equity lines of credit and has been achieved through new product offerings and pricing.

The growth in core deposits continues to be a focus for the Bank. The Bank has attempted to achieve this through a pricing structure that encourages and rewards our customers that maintain their main banking account and other deposit accounts with us. In tandem with the pricing structure, the Bank has instituted a sales culture with appropriate training for customer contact personnel and expects to continue and expand this culture with its new acquisitions.

Application of Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex subjective decisions or assessment, are as follows:

Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. New Haven Savings Bank’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Note 1 further describes the adequacy and the methodology used to determine the allowance for loan losses.

Income Taxes. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. Management uses the asset liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Bank’s assets and liabilities. Management must assess the reliability of the deferred tax asset and to the extent that management believes that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Pension and Other Post Retirement Benefits. The determination of the Bank’s obligation and expense for pension and other post-retirement benefits is dependent upon certain assumptions used by actuaries in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions may materially affect the future pension and other post-retirement obligations and expense.

Intangible Assets. For acquisitions accounted for under purchase accounting the Bank will be required to follow SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires us to record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired and identifiable intangible assets such as core deposit intangibles and non-compete agreements. Under SFAS No. 142, goodwill is regularly evaluated for impairment, in which case we will reduce its carrying value through a charge to earnings. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in the acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates, which we used to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives could have a material adverse impact on our results of operations.

Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future servicing fees from the right to service loans in the portfolio. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The mortgage loan prepayment speeds assumption is significantly impacted by interest rates. In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of New Haven Savings Bank’s mortgage servicing assets declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results and updated projections. In addition, on a quarterly basis, New Haven Savings Bank performs a valuation review of mortgage servicing rights for potential declines in value, that may include obtaining an independent appraisal of the fair value of our servicing portfolio. This quarterly valuation review entails applying current assumptions to the portfolio stratified by predominate risk characteristics such as loan type, interest rate and loan term.

Other Than Temporary Impairment of Securities. On a monthly basis New Haven Savings Bank performs an impairment review of its investment securities for potential other than temporary declines in fair value. Generally, any security that has experienced a decline in value of more than 20% is reviewed for impairment. Significant judgment is involved in determining when a decline in fair market value is considered other than temporary. Some of these judgments related to the investment include financial condition, earnings prospects, adverse events causing the decline that are not expected to reverse in the near term, declines in debt ratings, and length of time to which fair value has been below cost. Notwithstanding the above, when any investment with equity characteristics or credit considerations has declined in value by more than 30%, an other than temporary impairment loss is recorded.

Amortization and Accretion on Investment Securities. Premiums and discounts on fixed income securities are amortized or accreted into interest income over the term of the security that approximates the level yield method. For investments with a stated maturity, premiums and discounts are amortized or accreted over the contractual terms of the related security. New Haven Savings Bank has a significant portfolio of mortgage-backed securities and collateralized mortgage obligations for which the average life can vary significantly depending on prepayments on the underlying mortgage loans. Therefore, the prepayment speed assumption is critical to this accounting estimate. At purchase date, New Haven Savings Bank uses prepayment speed assumptions from reputable sources. Then, for purposes of computing amortization or accretion on mortgage-backed securities and collateralized mortgage obligations, New Haven Savings Bank adjusts the prepayment speed assumptions on a regular basis. Included in the mortgage-backed securities are hybrid adjustable rate mortgage-backed securities with reset dates ranging between three years and seven years. Premium amortization or discount accretion on these hybrid adjustable rate mortgage-backed securities is generally based on a prepayment rate applied up to the initial reset date. In the current interest rate environment, management has experienced significant prepayments on these hybrid adjustable rate mortgage-backed securities by the time of or immediately following the initial reset date. In periods of falling market interest rates, accelerated loan prepayment speeds require an acceleration of the premium amortization or discount accretion for these mortgage-backed securities and collateralized mortgage obligations.

Comparison of Operating Results for the Nine Months Ended December 31, 2003 and December 31, 2002

Net Income. Net income decreased by $6.0 million, or 33.0% to $12.1 million for the nine months ended December 31, 2003 from $18.0 million for the nine months ended at December 31, 2002. This decline is primarily attributable to a decrease of $3.0 million in net interest income, a decrease of $833,000 in non-interest income and an increase of $5.4 million in non-interest expense which is partially offset by a decrease of $3.3 million in income taxes due to the lower income.

Net Interest Income. The tables on pages 47 and 49 set forth the components of New Haven Savings Bank’s net interest income, yields on interest earning assets and interest bearing funds, and the impact on net interest income due to changes in volume and rate.

Net interest income for the nine months ended December 31, 2003 was $55.6 million, compared to $58.6 million for the same period in the prior year. This $3.0 million, or 5.2% decrease is primarily due to a 33 basis point decline in the net interest margin which is due to the effects of the lower interest rate environment experienced throughout 2003 as compared to 2002. During the last two years, both short-term and long-term rates have decreased to historically low levels. The Bank is in an asset-sensitive position, which means that the Bank’s assets generally re-price faster than its liabilities over a short-term period (one year or less) resulting in lower margins in a decreasing rate environment. Reductions in the net interest margins were mitigated to some extent by a shift in deposit liabilities from higher cost certificates of deposit to lower cost core deposits.

Interest Income. Interest income for the nine months ended December 31, 2003 was $77.9 million, compared to $90.1 million for the nine months ended December 31, 2002, a decrease of $12.2 million, or 13.5%. Substantially all of the decrease in interest income resulted from a drop in the average yield on interest-earning assets of 94 basis points from 5.38% to 4.44% due primarily to a decline in market interest rates. The effect of the lower rate environment on interest and dividend income was partially offset by an increase in average interest-earning assets of $103.8 million, or 4.6%, from $2.23 billion on December 31, 2002 to $2.33 billion on December 31, 2003. Interest income on loans decreased $6.7 million, or 11.2%, from $52.6 million for the nine months ended December 31, 2002. The decrease was due to a 104 basis point decline in the average yield due to the lower interest rate environment, partially offset by a $55.3 million increase in the average balance of loans outstanding. Interest income on mortgage-backed securities decreased $3.0 million, or 12.2%, due to a 125 basis point decrease in the average yield on these securities, due to the lower rate environment, partially offset by $132.2 million increase in the average balance of these securities. The increase in the average balance of mortgage-backed securities was due to the more favorable yields offered on these securities for comparable risk. Interest and dividend income on investment securities, federal funds sold and FHLB stock decreased $2.6 million, or 39.7% due to a 53 basis point decrease in the average yield on these assets, again due to the lower rate environment, and a decrease of $83.6 million in the average balance of these assets. The decrease in the average balances resulted primarily from the shift within the securities held for sale portfolio from investment securities to mortgage-backed securities.

Interest Expense. Interest expense decreased $9.2 million, or 29.3%, to $22.3 million for the nine months ended December 31, 2003 from $31.5 million for the same period in 2002. The decrease was primarily due to a 75 basis point decrease on the rate paid on interest bearing liabilities, partially offset by a $65.0 million increase in the average balance of these liabilities. Interest expense on certificates of deposit decreased $8.3 million, or 49.5% due to a 116 basis point decrease in the rate paid and a $153.2 million decrease in the average balance. The decrease in the rate paid was due to the lower market rate environment. The decrease in the average daily balance was the result of management’s strategy of reducing reliance on higher cost certificates of deposit, particularly from non-core deposit customers. Interest expense on savings, NOW and money market accounts decreased $2.4 million, or 24.0%, due to a 45 basis point decrease in the rate paid, partially offset by a $135.5 million increase in the average balance on these deposits. Interest expense on FHLB advances and other borrowings increased $1.5 million, or 31.4%, from $4.7 million for the nine months ended December 31, 2002 to $6.2 million for the same period in 2003. The increase is due primarily to an $82.7 million increase in the average balance for these borrowings partially offset by a 91 basis point decrease in the cost of these funds. The increase in the average balance of FHLB advances was due to using the advances to fund purchases of mortgage-backed securities and match fund certain fixed rate loans.

Provision for Loan Losses. Beginning in 1999, improvements in the local real estate market began to have a positive impact on our customers and asset quality began to improve. A general decline in interest rates was also a factor in improved asset quality as a significant portion of New Haven Savings Bank’s commercial and commercial real estate loans are at variable rates resulting in borrowers being able to lower their payments. The effect of these improvements in asset quality has been shown by the fact that no loan loss provision has been necessary during the four-year period ending March 31, 2003 and for the nine months ended December 31, 2003. This reflects management’s assessment of exposure to losses that are inherent in the loan portfolio, as well as current economic conditions. At December 31, 2003, the allowance for loan losses was $17.7 million, which represented 321.9% of non-performing loans and 1.35% of total loans. This compared to the allowance for loan losses of $19.3 million at December 31, 2002 representing 416.9% of non-performing loans and 1.6% of total loans.

Non-Interest Income. Non-interest income decreased $833,000, or 6.4%, to $12.2 million in 2003. The principal categories of non-interest income are as follows:

	Nine Months Ended December 31,
	2003	2002	Change
		(In thousands)
Depositor service charges	$5,695	$5,038	$657	13.04%
Loan and servicing fees	1,687	18	1,669	9,272.22
Trust fees	1,509	1,403	106	7.56
Investment and insurance fees	1,621	2,236	(615)	(27.50)
Rental income	2,340	2,020	320	15.84
Net gain (loss) on limited partnership	(1,554)	(2,553)	999	39.13
Net gain on sale of investment securities	153	4,178	(4,025)	(96.34)
Impairment charge on investment securities	—	(924)	924	100.00
Net gain on sale of loans	446	1,141	(695)	(60.91)
Other	345	518	(173)	(33.40)

Total non-interest income	$12,242	$13,075	$(833)	(6.37)%

The net decrease in gains on sales of investment securities was the primary cause for the decrease in non-interest income. The decrease was primarily because the Bank restructured its investment portfolio during the prior period that resulted in the recording of security gains. Deposit service fees increased primarily due to implementation of revenue enhancing initiatives and continued expansion of the VISA check card base. Loan and servicing fees increased primarily due to a net recovery in the value of mortgage servicing rights during 2003 compared to decreasing values during 2002. The decrease in limited partnership losses was due to fewer writedowns in the current period that were required to reflect the fair value of the partnerships. Investment and insurance fees decreased due primarily to decreases in annuity fee income due to reduced commission rates and comparatively unfavorable market conditions for that type of product. Gains on sales of loans decreased due to a decrease in the loan sales volume.

There was no impairment charge recorded in the investment portfolio for the nine months ended December 31, 2003 compared to $924,000 for the same period in 2002. On a monthly basis, New Haven Savings Bank reviews available for sale investment securities with unrealized depreciation to assess whether the decline in fair value is temporary or other than temporary and whether the decline is likely to reverse and, if so, whether that reversal is likely to result in the recovery of the fair value in the near term. In accordance with this policy, for the nine months ended December 31, 2002, New Haven Savings Bank recorded other than temporary charges of $924,000. The charges were calculated using the closing price of the securities as of the respective impairment date. All of the securities impaired were publicly traded mutual funds, which are no longer held in portfolio.

Non-interest Expense. Non-interest expense increased by $5.4 million, or 12.1%, for the nine months ending December 31, 2003. The principal categories of non-interest expense are as follows:

	Nine Months Ended December 31,
	2003	2002	Change
		(In thousands)
Salaries and employee benefits	$27,688	$24,493	$3,195	13.04%
Occupancy expense	5,053	4,781	272	5.69
Furniture and fixture expense	3,042	2,915	127	4.36
Outside services	5,269	5,485	(216)	(3.94)
Advertising, public relations, and sponsorships	1,516	2,570	(1,054)	(41.01)
Conversion and merger related charges	4,022	—	4,022	100.00
Other	3,195	4,166	(971)	(23.31)

Total non-interest expense	$49,785	$44,410	$5,375	12.10%

Conversion and merger related charges were primarily for legal, accounting and consulting assistance. Consulting expenses were primarily related to systems integration and human resource planning. We expect that conversion and merger related charges resulting from our planned conversion to a stock bank and simultaneous acquisition of Connecticut Bancshares and Alliance will continue during 2004 as we complete our conversion and integrate the Connecticut Bancshares and Alliance systems into New Haven Savings Bank.

Salaries and employee benefits increases primarily were due to increased pension and medical costs, additional salaries incurred for increased staffing levels as the Bank prepares to convert from a mutual savings bank to a stock bank and to normal salary increases. It is expected that salary and employee benefits will increase in 2004 due to costs associated with the planned ESOP as the Bank begins to realign its compensation plans to be in line with those associated with a public company.

Advertising, public relations and sponsorships declined due to fewer advertising campaigns during the period. We expect that advertising expense will increase during 2004 and into 2005 as the Bank begins an advertising campaign to announce the new bank name and enter new markets in Hartford and Tolland counties.

Other expense decreased primarily due to a $725,000 writedown of an other real estate owned property recorded in the previous year and a net decrease in other OREO foreclosed expenses.

Income Tax Expense. Income tax expense was $6.0 million for the nine months ending December 31, 2003, a decrease of $3.3 million, or 35.3%, compared to $9.3 million for the nine months ending December 31, 2002. The effective tax rate was 33.2% in 2003 compared to 33.9% in 2002. The decrease in tax expense was due to a decrease in taxable income.

Comparison of Financial Condition at December 31, 2003 and March 31, 2003

Total assets increased $143.2 million, or 6.0%, to $2.54 billion at December 31, 2003 as compared to $2.39 billion at March 31, 2003. The increase was primarily the result of an increase in the loan and investment portfolios and premises and equipment, partially offset by the decrease in federal funds sold and other assets.

Net loans increased $130.9 million, or 11.3%, to $1.29 billion at December 31, 2003 from $1.16 billion at March 31, 2003. This increase was primarily attributable to increased loan originations in residential adjustable rate mortgages and home equity and home equity lines of credit due to continued sales efforts and new products with market leading features and demand spurred on by the continued low interest rate environment offset by high levels of refinance activity and repayment activity. Residential loans increased $51.1 million, or 8.7%, to $640.4 million at December 31, 2003 from $589.3 million at March 31, 2003. Home equity and equity lines of credit increased $75.7 million, or 46.7%, to $237.8 million at December 31, 2003 from $162.1 million at March 31, 2003. The growth in net loans was funded by the increases in Federal Home Loan Bank borrowings and earnings.

Nonperforming assets which include non-accrual loans, renegotiated loans and other real estate owned, totaled $5.5 million at December 31, 2003 compared to $4.0 million at March 31, 2003, an increase of $1.5 million, or 38.2%. The increase was primarily due to a $2.8 million increase of non-accrual commercial loans that relates to three borrowers, partially offset by a $1.1 million decrease in residential one-to-four family non-accrual loans. Despite the increase, non-performing loans are at low levels compared to historic levels and are adequately reserved for in the allowance for loan losses.

The investment portfolio increased $19.9 million, or 1.8%, to $1.12 billion at December 31, 2003 compared to $1.10 billion at March 31, 2003 and was all in the available for sale category. Mortgage-backed securities increased $78.2 million, or 10.2%, to $846.0 million at December 31, 2003 from $767.9 million at March 31, 2003. Other investment securities decreased $58.3 million, or 17.6%, to $273.6 million at December 31, 2003 from $331.9 million at March 31, 2003. The decrease in other investments was due to the shifting of lower yield short-term securities into higher yielding three and five year reset adjustable rate mortgage-backed securities.

Federal funds sold decreased $4.2 million, or 100.0%, to $0 at December 31, 2003 from $4.2 million at March 31, 2003. The balance of federal funds sold fluctuates daily due to normal cash management activities.

Deposits totaled $1.80 billion at December 31, 2003, representing a decrease of $8.0 million, or 0.4%, compared to $1.81 billion at March 31, 2003. The decrease in deposits reflects a decrease of $68.9 million, or 12.6%, in time deposits and $40.0 million, or 7.5%, in savings accounts. These decreases were partially offset by increases of $81.0 million, or 14.7%, in money market accounts, $19.4 million, or 11.8%, in demand deposit accounts and $729,000, or 6.1%, in NOW accounts. The net increase in core deposits (savings, money market, NOW and demand) is the result of the Bank’s continuing effort to grow these types of accounts. To increase demand deposits the Bank focused its efforts to attract business and consumer deposits through sales training and marketing support. The increase in money market accounts was the result of an attractive rate offering for that product. The decrease in time deposits is the result of efforts to attract relationship banking while discouraging higher cost deposits from non-core deposit customers. The decrease in regular savings was due to the shifting of funds into higher yielding money market accounts and to a lesser extent, due to the controversy over the Bank’s planned conversion to a public company. Deposits are expected to decrease as depositors withdraw funds to purchase shares of the newly formed NewAlliance Bancshares.

Advances from the Federal Home Loan Bank and other borrowings increased $136.2 million, or 96.2%, to $277.7 million at December 31, 2003 from $141.5 million at March 31, 2003 and were used primarily to fund fixed rate loan originations and purchases of adjustable rate mortgage-backed securities.

Total equity increased $9.9 million, or 2.5%, to $406.0 million at December 31, 2003 from $396.2 million at March 31, 2003. This increase was due to net income of $12.1 million and a decrease of $2.2 million in accumulated other comprehensive income at December 31, 2003.

Comparison Of Operating Results For The Years Ended March 31, 2003 And March 31, 2002

Net Income. Net income increased by $947,000, or 4.1%, to $23.9 million for the year ended March 31, 2003 compared to $22.9 million for year ended March 31, 2002. The increase was primarily attributable to a $2.3 million increase in net interest income and a $6.4 million increase in non-interest income, offset by increases of $7.2 million in non-interest expense and $613,000 in income taxes.

Net Interest Income. Net interest income for the year ended March 31, 2003 was $77.2 million compared to $74.9 million for the same period in the prior year. This $2.3 million, or 3.1%, increase is due to growth in interest earning assets of $140.6 million, or 6.7%, offset by a 12 basis point decline in net interest margin. The 12 basis point decline in the net interest margin is due to the effects of the lower interest rate environment experienced throughout fiscal 2003 as compared to fiscal 2002. During the last two years both short-term and long-term rates have decreased to historically low levels. As further discussed in “Management of Market and Interest Rate Risk” on page 53 , New Haven Savings Bank is in an asset sensitive position which means that New Haven Savings Bank’s assets generally re-price faster than its liabilities over a short-term period (one year or less) resulting in lower margins. Reductions in the net interest margins were mitigated significantly by a shift in deposit liabilities from higher cost certificates of deposit to lower cost money market accounts and into non-interest bearing demand deposits.

Interest Income. Interest and dividend income decreased $15.1 million, or 11.5%, to $116.8 million for 2003 from $131.9 million in the prior year. The decrease in interest income was due primarily to a decrease in the average yield of 107 basis points on interest-earning assets to 5.22% in 2003 from 6.29% in 2002. The decrease in the daily average weighted yield on earning assets was due mainly to a decline in mortgage lending rates, including the prime rate, throughout 2003 as compared to the previous year. The effect of the lower rate environment on interest and dividend income was partially offset by an increase of $140.6 million, or 6.7%, in average interest-earning assets, from $2.10 billion in 2002 to $2.24 billion in 2003. The increase in the average interest-earning assets was due primarily to the purchase of mortgage-backed securities funded primarily by deposit growth. Interest income on loans decreased $8.0 million, or 9.4%, to $77.6 million for 2003 compared to $85.6 million for the prior year. This decrease was due to an 82 basis point decline in the yield earned on the loan portfolio, partially offset by an increase of $19.2 million in the average balance of loans outstanding. In addition, interest income on investment securities decreased $8.6 million, or 52.9%, to $7.7 million for 2003 compared to $16.2 million for the prior year. This decrease was due to a 177 basis point decrease in the yield earned on the investment portfolio, primarily due to a decline in market interest rates, and by a decrease of $56.1 million in the average balance of investments outstanding. The decrease in interest and dividend income on loans and investment securities was partially offset by an increase in interest income from mortgage-backed securities of $1.7 million, or 5.8%, from $29.3 million for 2002 to $31.0 million for 2003. The increase in interest income from mortgage-backed securities was primarily due to an increase of $176.1 million, or 33.7%, to $699.0 million in the average balance of mortgage-backed securities partially offset by a 117 basis point decrease in the average yield. The net increase in mortgage-backed securities and the decrease in investment securities reflects management’s restructuring of its securities portfolio to take advantage of higher yields available with mortgage-backed securities.

Interest Expense. Interest expense decreased $17.5 million, or 30.6%, to $39.6 million for the year ended March 31, 2003 from $57.1 million in the prior year. The decrease was due primarily to a 118 basis point decrease in the average rate paid on interest-bearing liabilities to 2.23% for 2003 from 3.41% in the prior year due to a decline in market interest rates.

Interest on deposits decreased $17.2 million, or 34.0%, to $33.4 million in 2003 compared to $50.6 million in 2002. Interest paid on certificates of deposits decreased $14.6 million, or 41.8%, from $34.9 million for 2002 to $20.3 million for 2003 due to a decrease of $117.2 million in the average daily balance and a 144 basis point decrease in the average rate paid. Interest paid on NOW accounts and savings accounts decreased $454,000 and $7.0 million to $466,000 and $6.2 million, respectively for the year ended March 31, 2003 from the year ended March 31, 2002. The decrease in interest paid was due to decreases in the average daily balance of $10.7 million in NOW accounts and $22.5 million in savings accounts and basis point decreases of 72 and 110, respectively. These decreases in interest expense were partially offset by an increase in interest paid on money market accounts of $4.8 million, or 315.1%, to $6.3 million for 2003 from $1.5 million in the prior year. The increase was due to an increase of $250.5 million, or 175.3%, in the average daily balance of these accounts to $393.4 million in 2003 from $142.9 million in 2002 and an increase of 54 basis points in the average rate paid on these deposits. The increased rate on money market accounts was due to a rate promotion campaign during the year ended 2003 to encourage deposit growth in a variable rate deposit product.

Interest paid on Federal Home Loan Bank advances and other borrowings decreased $269,000, or 4.1%, from $6.5 million in 2002 to $6.3 million in 2003 due to a 44 basis point decrease in the average rate paid, offset by an increase of $6.4 million in the average daily balance.

Provision for Loan Losses. New Haven Savings Bank did not record a provision for loan losses for the years ended March 31, 2003 and 2002. This reflects management’s assessment of exposure to losses that may be inherent in the loan portfolio, as well as current economic conditions. At March 31, 2003, the allowance for loan losses was $18.9 million, which represented 482.7% of non-performing loans and 1.6% of total loans. This compared to the allowance for loan losses of $20.8 million at March 31, 2002, representing 185.4% of non-performing and 1.8% of total loans.

Non-interest Income. Non-interest income totaled $18.6 million and $12.2 million for 2003 and 2002, respectively. The $6.4 million increase was primarily attributable to an increase in net gains on the sale of investment securities of $7.6 million, to $3.9 million for year ended March 31, 2003 from a loss of $3.7 million in the prior year. On a monthly basis, New Haven Savings Bank reviews available for sale investment securities with unrealized depreciation to assess whether the decline in fair value is temporary or other than temporary and whether the decline is likely to reverse and, if so, whether that reversal is likely to result in the recovery of the fair value in the near term. New Haven Savings Bank considers whether the decline is from company-specific events, industry developments, general economic conditions or other reasons. In accordance with this policy, for the year ended March 31, 2002 New Haven Savings Bank recorded other than temporary impairment charges of $3.7 million. The charges were calculated using the closing price of the securities as of the respective impairment date. All of the securities impaired were publicly traded mutual funds, which are no longer held in portfolio. There were no impairment charges recorded for the year ended March 31, 2003 in the investment portfolio. The gain of $3.9 million recorded during the year ended March 31, 2003 was a result of New Haven Savings Bank selling securities to restructure the investment portfolio. New Haven Savings Bank has reinvested the proceeds primarily in mortgage-backed securities to increase the yield on its available for sale securities portfolio. In addition, investment and insurance fees for 2003 were $3.2 million, compared to $1.6 million for 2002, an increase of $1.6 million, or 105.1%. Investment and insurance fees increased primarily due to increased fees derived from annuity sales which were attractive investment opportunities given prevailing market conditions. Depositor service charges increased $941,000, or 15.9%, from $5.9 million in 2002 to $6.8 million in 2003, primarily due to the growth in commercial deposits and resulting activity based fees. These increases were partially offset by decreases on limited partnership gains, loan and servicing fees, and other income. The $2.8 million decrease in the limited partnerships to a loss of $2.5 million in 2003 from $231,000 in 2002 was the result of a write down that was necessary to reflect the fair value of the partnership, which was deemed to be other than temporarily impaired. The partnership invests primarily in private equity and debt securities that were negatively affected by equity market conditions. The decrease in loan and servicing fees of $861,000, or 61.5%, to $540,000 in 2003 from $1.4 million in 2002 was primarily the result of accelerated amortization and valuation reserves for mortgage servicing rights due to accelerated principal payments due to the lower interest rate environment. The decrease was partially offset by prepayment fees on commercial loans that were prepaid. Other non-interest income decreased $939,000, or 60.4%, to $617,000 in 2003 as compared to $1.6 million in 2002 primarily due to decreased gains on the servicing portion of loan sales and decreases in gains on the sale of OREO for which there was unusually high level of gains in the prior year and for the gain on the sale of a non-marketable equity.

Non-interest Expense. Non-interest expense increased $7.2 million, or 13.7%, to $59.6 million in 2003 compared to $52.4 million for 2002. The increase was primarily due to increases in salaries and employee benefits, occupancy and furniture and fixtures, outside services and other expenses, offset by a decrease in the contribution to the existing New Haven Savings Bank Foundation. Salaries and employee benefits increased $4.6 million, or 16.0%, from $28.7 million for 2002 to $33.3 million for 2003. The increase was primarily due to costs associated with the Voluntary Early Retirement Program, as well as additional salaries for increased staff to support the growth strategy. Occupancy and furniture and fixture expenses increased $1.1 million, or 12.1%, from $9.4 million for 2002 to $10.5 million in 2003. The increase was primarily due to increases in property taxes, lease payments, building insurance, and utilities. Outside services increased $1.3 million, or 20.8%, to $7.3 million in 2003 as compared to $6.1 million in 2002 due primarily to increases in consulting services that were utilized to implement new programs for fee enhancement and sales techniques, legal and consulting services associated with growth strategies, corporate governance, voluntary early retirement plan, and data processing fees for technological enhancements. Other expenses increased $1.1 million, or 26.6%, from $4.1 million in 2002 to $5.2 million in 2003 due primarily to provisions for OREO and OREO expense. These increases were offset by a decrease in contributions to the existing New Haven Savings Bank Foundation. There was no contribution to the existing New Haven Savings Bank Foundation in 2003, a decrease of $1.5 million from 2002 as the Bank completed its previously planned funding commitment to the existing New Haven Savings Bank Foundation in 2002.

Income Tax Expense. Income taxes increased $613,000 or 5.22%, to $12.4 million for 2003 compared to $11.7 million for the prior year. The effective tax rate increased to 34.1% for 2003 from 33.9% for 2002. The increase in income taxes was due primarily to an increase in income before taxes and the effect of a lesser percentage of tax exempt income to total taxable income.

Average Balances, Interest and Average Yields/Cost

The following tables set forth certain information relating to New Haven Savings Bank for the nine months ended December 31, 2003 and 2002 and the fiscal years ended March 31, 2003 and 2002. The average yields and costs are derived by dividing income or expenses by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.

	For the Nine Months Ended December, 31
	2003			2002
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

	(In thousands)
Interest-earning assets:
Loans (1)	$1,218,552	$52,591	5.75%	$1,163,249	$59,242	6.79%
Federal Funds sold	1,463	10	0.91	6,374	70	1.46
Investment securities (2)	289,950	3,662	1.68	368,745	6,157	2.23
Investment securities - Tax Exempt (3)	73	6	10.96	—	—	—
Mortgage-backed securities	814,139	21,291	3.49	681,978	24,262	4.74
FHLB stock	13,766	309	2.99	13,766	380	3.68

Total interest earning assets	2,337,943	$77,869	4.44%	2,234,112	$90,111	5.38%
Non-interest earning assets	113,380			102,199

Total assets	$2,451,323			$2,336,311

Interest-bearing liabilities:
Deposits:
Money market accounts	$574,290	$5,439	1.26%	$356,460	$4,551	1.70%
NOW accounts	33,646	140	0.55	27,591	378	1.83
Savings accounts	515,345	2,085	0.54	603,774	5,150	1.14
Certificates of deposit and retirement accounts	505,112	8,434	2.23	658,278	16,713	3.39

Total interest-bearing deposits	1,628,393	16,098	1.32	1,646,103	26,792	2.17
FHLB advances and other borrowing (4)	214,838	6,161	3.82	132,170	4,687	4.73

Total interest bearing liabilities	1,843,231	22,259	1.61%	1,778,273	31,479	2.36%
Non-interest-bearing demand deposits	173,370			158,273
Other non-interest bearing liabilities	32,693			29,698

Total liabilities	2,049,294			1,966,244
Equity	402,029			370,067

Total liabilities and equity	$2,451,323			$2,336,311

Net interest-earning assets	$494,712			$455,839

Net interest income		$55,610			$58,632

Interest rate spread			2.83%			3.02%
Net interest margin (net interest income as a percentage of total interest earning assets)			3.17%			3.50%
Ratio of total interest-earning assets to total interest-bearing liabilities			126.84%			125.63%

(1)	Average balances include non-accrual loans.
(2)	The calculated yield on investment securities is based on average historical cost balances.
(3)	Tax exempt interest is calculated on a tax equivalent basis based on a marginal tax rate of 35%.
(4)	Includes mortgagors’ escrow balances.

	For the Years Ended March 31,
	2003			2002
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

	(In thousands)
Interest-earning assets:
Loans (1)	$1,160,677	$77,577	6.68%	$1,141,476	$85,585	7.50%
Federal Funds sold	6,057	82	1.35	4,608	110	2.39
Investment securities (2)	359,366	7,650	2.13	415,503	16,225	3.90
Investment securities - Tax Exempt (3)	—	—		—	—
Mortgage-backed securities	698,988	31,013	4.44	522,905	29,327	5.61
FHLB stock	13,766	490	3.56	13,766	692	5.03

Total interest earning assets	2,238,854	$116,812	5.22%	2,098,258	$131,939	6.29%
Non-interest earning assets	104,821			107,147

Total assets	$2,343,675			$2,205,405

Interest-bearing liabilities:
Deposits:
Money market accounts	$393,446	$6,334	1.61%	$142,919	$1,526	1.07%
NOW accounts	28,017	466	1.66	38,679	920	2.38
Savings accounts	589,278	6,239	1.06	611,787	13,193	2.16
Certificates of deposit and retirement accounts	635,389	20,325	3.20	752,634	34,919	4.64

Total interest-bearing deposits	1,646,130	33,364	2.03	1,546,019	50,558	3.27
FHLB advances and other borrowing (4)	133,737	6,253	4.68	127,308	6,522	5.12

Total interest bearing liabilities	1,779,867	39,617	2.23%	1,673,327	57,080	3.41%
Non-interest-bearing demand deposits	157,917			145,818
Other non-interest bearing liabilities	29,854			23,078

Total liabilities	1,967,638			1,842,223
Equity	376,037			363,182

Total liabilities and equity	$2,343,675			$2,205,405

Net interest-earning assets	$458,987			$424,931

Net interest income		$77,195			$74,859

Interest rate spread			2.99%			2.88%
Net interest margin (net interest income as a percentage of total interest earning assets)			3.45%			3.57%
Ratio of total interest-earning assets to total interest-bearing liabilities			125.79%			125.39%

(1)	Average balances include non-accrual loans.
(2)	The calculated yield on investment securities is based on average historical cost balances.
(3)	Tax exempt interest is calculated on a tax equivalent basis based on a marginal tax rate of 35%..
(4)	Includes mortgagors’ escrow balances.

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected New Haven Savings Bank’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Nine Months Ended December, 31 2003 Compared to Nine Months Ended December, 31 2002			Year Ended March 31,2003 Compared to Year Ended March 31,2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)
Interest-earning assets :
Loans	$(9,372)	$2,721	$(6,651)	$(9,431)	$1,423	$(8,008)
Federal Funds sold	(19)	(41)	(60)	(56)	28	(28)
Investment securities	(1,335)	(1,160)	(2,495)	(6,652)	(1,923)	(8,575)
Investment securities - Tax exempt (1)	—	6	6	—	—	—
Mortgage-backed securities	(7,134)	4,163	(2,971)	(6,906)	8,592	1,686
Federal Home Loan Bank stock	(71)	—	(71)	(202)	—	(202)

Total interest-earning assets	$(17,931)	$5,689	$(12,242)	$(23,247)	$8,120	$(15,127)

Interest-bearing liabilities:
Deposits:
Money market accounts	$(1,390)	$2,278	$888	$1,070	$3,738	$4,808
NOW accounts	(308)	70	(238)	(237)	(217)	(454)
Savings accounts	(2,399)	(666)	(3,065)	(6,486)	(468)	(6,954)
Certificates of deposit and retirement accounts	(4,922)	(3,357)	(8,279)	(9,710)	(4,884)	(14,594)

Total deposits	(9,019)	(1,675)	(10,694)	(15,363)	(1,831)	(17,194)
Federal Home Loan
Bank advances	(1,036)	2,510	1,474	(589)	320	(269)

Total interest-bearing liabilities	(10,055)	835	(9,220)	(15,952)	(1,511)	(17,463)

Increase (decrease) in net interest income	$(7,876)	$4,854	$(3,022)	$(7,295)	$9,631	$2,336

(1)	Tax exempt interest is calculated on a tax equivalent basis.

Liquidity And Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations. The company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, maturities, paydowns and sales of investment and mortgage-backed securities, borrowings from the Federal Home Loan Bank and repurchase agreements.

New Haven Savings Bank has expanded its use of borrowings from the Federal Home Loan Bank as part of its management of interest rate risk and liquidity. Such borrowings increased by $161.8 million between March 31, 2001 and December 31, 2003. At

December 31, 2003, total borrowings from the Federal Home Loan Bank amounted to $253.0 million and New Haven Savings Bank had the capacity to increase that total to $443.5 million. Additional borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and New Haven Savings Bank’s liquidity and gap position, New Haven Savings Bank may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At December 31, 2003 the Bank’s repurchase agreement lines of credit totaled $100.0 million, all of which was available on that date.

New Haven Savings Bank determines its cash position daily. The Investment Accounting Department compiles reports throughout the morning detailing the Bank’s cash activity and cash balances occurring at its various correspondents and through its various funding sources. The Investment Department then settles all correspondent and bank accounts in the afternoon by either investing excess funds or borrowing to cover the projected shortfall.

New Haven Savings Bank’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on New Haven Savings Bank’s operating, financing, lending and investment activities during any given period. At December 31, 2003, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $182.6 million, or 7.2% of total assets.

In addition, the Bank defines short term non-core funding as time deposits above $100,000 maturing within one year, federal funds purchased and repurchase agreements maturing within one year, other borrowings and debt maturing within on year and real estate escrow taxes. At December 31, 2003 short term non-core funding amounted to $123.0 million. The Company believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At December 31, 2003, New Haven Savings Bank had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $260.7 million. New Haven Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from December 31, 2003 amounted to $334.2 million. New Haven Savings Bank expects that substantially all maturing certificate accounts will be retained by New Haven Savings Bank at maturity. At December 31, 2003, New Haven Savings Bank exceeded all of its regulatory requirements with leverage capital of $404.3 million, or 16.1% of average assets, which is above the required level of $100.4 million or 4%, and total risk-based capital of $422.2 million, or 28.2% of adjusted assets, which is above the required level of $120.0 million, or 8%.

The Bank is converting from mutual to capital stock form of ownership. In connection with this conversion, NewAlliance Bancshares is acquiring Connecticut Bancshares and Alliance and the Bank is acquiring their subsidiaries, the Savings Bank of Manchester and Tolland Bank. Also in connection with the conversion, NewAlliance Bancshares is raising between $658.8 million at the minimum and $1.025 billion at the maximum as adjusted, in capital in an initial public offering. A significant portion of the proceeds, approximately $607.0 million, will be used to fund the purchase of Connecticut Bancshares. Proceeds will also be used to lend funds to the employee stock ownership plan for the purchase of shares, pay conversion expenses, fund the purchase of shares of Alliance as required in the merger agreement and for general operating purposes.

The following tables present information indicating various obligations and commitments made by New Haven Savings Bank as of December 31, 2003 and the respective maturity dates.

Contractual Obligations

	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
	(In thousands)
Federal Home Loan Bank (1)	$252,990	$11,500	$62,600	$110,793	$68,097
Repurchase agreements	22,753	22,753	—	—	—
Other benefit plan contributions	613	613	—	—	—
Operating leases (2)	3,422	796	1,149	778	699

Total Contractual Obligations	$279,778	$35,662	$63,749	$111,571	$68,796

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.
(2)	Represents non-cancelable operating leases for offices.

Other Commitments

	Total	One Year or Less	More than One Year Through Three Years	More than Three Years Through Five Years	Over Five Years
	(In thousands)
Real estate loan commitments (1)	$36,167	$36,167	$—	$—	$—
Consumer loan commitments	—	—	—	—	—
Commercial loan commitments (1)	4,217	4,217	—	—	—
Commercial loan lines of credit	49,168	37,755	10,311	350	752
Unused portion of home equity loans (2)	143,827	4,367	2,126	7,433	129,901
Unused portion of construction loans (3)	18,773	8,920	9,853	—	—
Unused checking overdraft lines of credit (4)	3,454	—	—	—	3,454
Commercial letters of credit	5,138	4,204	834	—	100

Total Other Commitments	$260,744	$95,630	$23,124	$7,783	$134,207

General: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.
(2)	Unused portions of home equity loans are available to be drawn on at any time by the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to be drawn on at any time by the borrower for up to 2 years.
(4)	Unused portion of checking overdraft lines of credit are available to be drawn on at any time by customers in “good standing” indefinitely.

Impact Of Inflation And Changing Prices

The Consolidated Financial Statements and their Notes presented within this document have been prepared in accordance with generally accepted accounting principles (“GAAP”), which requires the measurement of financial position and operating results in terms of historical dollar amounts without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of New Haven Savings Bank operations. Unlike industrial companies, nearly all of the assets and liabilities of New Haven Savings Bank are monetary in nature. As a result, interest rates have a greater impact on New Haven Savings Bank performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

New Accounting Standards

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The disclosure requirements applicable to New Haven Savings Bank are included in Note 10 to the consolidated financial statements. The interpretation also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. This recognition requirement did not have a material affect on New Haven Savings Bank’s consolidated financial statements.

FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities,” (FIN 46R) addresses consolidation by business enterprises of variable interest entities. FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entities activities, or is entitled to receive a majority of the variable interest entities residual returns, or both. New Haven Savings Bank has interests in 1) limited partnerships in certain low income housing projects that generate tax credits, 2) makes investments in companies that construct, acquire and rehabilitate local real estate projects and 3) is a limited partner in SBIC limited partnerships that make equity and debt investments in individual companies. New Haven Savings Bank has evaluated all of the variable interest entities with which it is associated and based upon that evaluation, no variable interest entities meeting the definition of a primary beneficiary were identified. Therefore New Haven Savings Bank does not expect the adoption of FIN 46R to have a material effect on its financial position or results of operations.

SFAS No. 132 (revised December 2003) “Employers Disclosures about Pensions and Other Postretirement Benefits” (FAS 132R). This statement changes the disclosure requirements for pension plans and other postretirement plans. This Statement retains the disclosures required by the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. In addition, this Statement requires interim period disclosure of the components of net periodic benefit cost and contributions if significantly different from previously reported amounts. New Haven Savings Bank has adopted the provisions of this statement effective December 31, 2003. See Note 8 for the additional disclosures required by this statement.

SFAS No. 149, “Amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities,” (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard had no impact on the consolidated financial statements of New Haven Savings Bank.

SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (SFAS 150). This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard had no effect on the consolidated financial statements of New Haven Savings Bank.

At its November 25, 2003 meeting, the Emerging Issues Task Force (EITF) ratified the consensus reached with regard to Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus provides guidance regarding the meaning of other-than-temporary impairment and its application to investments accounted for under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. The consensus also requires certain quantitative and qualitative disclosures relating to investments with unrealized losses that have not been recognized as other-than-temporary impairments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management Of Market And Interest Rate Risk

General. Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. New Haven Savings Bank has no foreign currency or commodity price risk. Credit risk related to investments in corporate securities is low as all are investment grade. The chief market risk factor affecting the financial condition and operating results of New Haven Savings Bank is interest rate risk. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given New Haven Savings Bank’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board. Through such management, New Haven Savings Bank seeks to reduce the vulnerability of its net earnings to changes in interest rates. New Haven Savings Bank’s Asset/Liability Committee, comprised of the Chief Executive Officer, the Chief Financial Officer, the Senior Accounting Officer, the Senior Risk Officer, the Senior Investment Officer, the Executive Vice President of Business Banking, the Executive Vice President of Retail Banking and the Senior Financial Analyst, is responsible for managing interest rate risk. On a quarterly basis, the Board of Directors reviews New Haven Savings Bank’s gap position described below and Asset/Liability Committee minutes detailing New Haven Savings Bank’s activities and strategies, the effect of those strategies on New Haven Savings Bank’s operating results, New Haven Savings Bank’s interest rate risk position and the effect changes in interest rates would have on New Haven Savings Bank’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on the earnings of New Haven Savings Bank.

The principal strategies New Haven Savings Bank uses to manage interest rate risk include (i) emphasizing the origination and retention of adjustable-rate loans, and origination of loans with maturities matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and/or average lives and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

New Haven Savings Bank employs two approaches to interest rate risk measurement; gap analysis and income simulation analysis.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At December 31, 2003, New Haven Savings Bank’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was $194.0 million, or positive 7.7% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The following table sets forth the cumulative maturity distribution of New Haven Savings Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2003, New Haven Savings Bank’s interest rate sensitivity gap, New Haven Savings Bank’s cumulative interest rate sensitivity gap, New Haven Savings Bank’s cumulative interest rate sensitivity gap ratio, and New Haven Savings Bank’s cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities ratio. This table indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. Assumptions are made on the rate of prepayment of principal on loans and investment securities. However, this table does not necessarily indicate the impact of general interest rate movements on New Haven Savings Bank’s net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the gap analysis. As a result, various assets and liabilities indicated as repricing within the same time period may, in fact, reprice at different times and at different rate levels. It should also be noted that this table reflects certain assumptions regarding the categorization of assets and liabilities and represents a one-day position; in fact, variations occur daily as New Haven Savings Bank adjusts its interest rate sensitivity throughout the year.

Interest Rate Sensitivity

	December 31, 2003
	1 - 3 Months	4 - 6 Months	7 - 12 Months	1 - 5 Years	5+ Years	Total
	(In thousands)
Interest-earning assets:
Investment securities	$272,773	$74,552	$125,267	$599,469	$47,569	$1,119,630
Loans	313,848	105,449	188,326	567,532	127,331	1,302,486
FHLB Stock	13,766	—	—	—	—	13,766

Total interest-earning assets	600,388	180,001	313,593	1,167,001	174,900	2,435,882

Interest-bearing liabilities:
Savings accounts	—	6,697	65,204	163,937	274,507	510,345
Checking accounts	—	—	16,745	92,845	43,012	152,602
Money market accounts	78,864	88,421	255,705	66,895	—	489,885
Certificates of deposit	159,322	100,540	79,602	133,840	2,909	476,213
FHLB advances and other borrowings	26,358	3,634	18,855	187,144	41,690	277,681

Total interest-bearing liabilities	264,544	199,292	436,111	644,661	362,118	1,906,726

Interest rate sensitivity gap	$335,843	$(19,291)	$(122,518)	$522,340	$(187,218)	$529,156

Cumulative interest rate sensitivity gap	$335,843	$316,552	$194,034	$716,374	$529,156

Cumulative interest rate sensitivity gap ratio	13.2%	12.5%	7.7%	28.2%	20.9%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	227.0%	168.2%	121.6%	146.4%	127.8%

Income Simulation Analysis. Income simulation analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Tested scenarios include instantaneous rate shocks, rate ramps over a six month or one year period, static rates, non-parallel shifts in the yield curve and a forward rate scenario. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a three year period. Simulation analysis involves projecting future balance sheet structure and interest income and expense under the various rate scenarios. New Haven Savings Bank’s internal guidelines on interest rate risk specify that for a range of interest rate scenarios, the estimated net interest margin over the next 12 months should decline by less than 12% as compared to the forecasted net interest margin in the financial plan. However, in practice, New Haven Savings Bank manages interest rate risk well within these 12% guidelines.

As of December 31, 2003, New Haven Savings Bank’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the financial plan are as follows:

Percentage Change in Estimated Net Interest Margin Over 12 months
200 basis point increase in rates	5.07%
50 basis point decrease in rates	(1.98)%

For the base case rate scenario the forward yield curve as implied by the current yield curve was utilized for the first six months and then was held constant thereafter. This resulted in a yield curve that increased approximately 50 basis points at the front end of the yield curve and increased approximately 25 basis points at the long end of the yield curve. Management believes that this interest rate scenario most closely approximates market expectations for interest rate movements over the next twelve months.

In the current rate environment, an instantaneous and sustained downward rate shock of 50 basis points is a realistic representation of the potential risk facing New Haven Savings Bank due to declining rates. For an increase in rates, a 200 basis points instantaneous and sustained rate shock is also a relevant representation of the potential risk facing New Haven Savings Bank given the current rate structure and the current state of the economy.

Based on the scenarios above, net income would be adversely affected (within New Haven Savings Bank’s internal guidelines) in the 12-month period after an immediate decrease in rates, however would be affected positively after an immediate increase in rates. Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on certificates of deposit and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

For the Company’s Consolidated Financial Statements, see index on page 58.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information concerning the directors of NewAlliance Bancshares, the information contained under the sections captioned “Directors of NewAlliance Bancshares” in NewAlliance Bancshares’ Prospectus dated February 9, 2004 is incorporated by reference. For information concerning officers of the Company, reference is made to Part I, Item 1, “Business – Executive Officers of the Registrant” in this report.

The company does not yet have any issued capital stock; therefore, section 16 rules do not apply.

Information regarding NewAlliance Bancshares Code of Ethics is incorporated herein by reference to Item 15, Exhibit No. 14, Code of Ethics for Senior Financial Officers.

Item 11. Executive Compensation

The information contained under the heading “Executive Officer Compensation” and “Compensation of Directors” in NewAlliance Bancshares’ Prospectus dated February 9, 2004, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on February 12, 2004, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

NewAlliance Bancshares has had no operations to date and has never issued any capital stock.

Item 13. Certain Relationships and Related Transactions

The information contained in Footnote 4 on page 76 of the Consolidated Financial Statements of New Haven Savings Bank with respect to certain relationships and related transactions is incorporated herein by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to New Haven Savings Bank during the nine months ended December 31, 2003 and during the year ended March 31, 2003 by PricewaterhouseCoopers LLP:

	For the Nine Months Ended December 31, 2003	For the Year Ended March 31, 2003
Audit fees, excluding audit related fees (1)	$495,785	$216,500

All other fees:
Audit related fees (2)	$15,500	$15,000
Tax fees (3)	41,300	55,980

Total all other fees	$56,800	$70,980

(1)	Audit fees consisted principally of the annual audit of financial statements and review of SEC registration statements.
(2)	Audit related fees consisted of audits of financial statements of employee benefit plans.
(3)	Tax fees consisted of tax compliance services, tax consultations and tax planning services.

In addition to pre-approving audit and audit-related services for 2003, the Audit Committee pre-approved certain non-audit related services (primarily tax compliance services) that were performed by New Haven Savings Bank’s independent accountants during 2003. None of these services constitutes a prohibited activity for a company’s independent accountants under Sarbanes-Oxley or related SEC regulations.

Report of the Audit Committee

In accordance with rules adopted by the Securities and Exchange Commission, the Audit Committee of the board of directors of New Haven Savings Bank makes this report for the nine months ended December 31, 2003.

The Audit Committee of the board of directors is responsible for providing independent, objective oversight of New Haven Savings Bank’s accounting functions and internal controls. During 2003, the Audit Committee was composed of four directors, each of whom is independent as defined by the listing standards of NASDAQ. The Audit Committee operates under a written charter approved by the board of directors.

Management is responsible for New Haven Savings Bank’s internal controls and financial reporting process. The independent accountants, PricewaterhouseCoopers LLP, are responsible for performing an independent audit of New Haven Savings Bank’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes.

In connection with these responsibilities, the Audit Committee reviewed the audit plans, audit scope and audit risks with both PricewaterhouseCoopers LLP and New Haven Savings Bank’s Risk Management Department. The Audit Committee met with management and PricewaterhouseCoopers LLP to review and discuss the December 31, 2003 consolidated financial statements. The Audit Committee also discussed with PricewaterhouseCoopers LLP the matters required by Statement on Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee also received written disclosures from PricewaterhouseCoopers LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with PricewaterhouseCoopers LLP the firm’s independence.

Based upon the Audit Committee’s discussions with management and the independent accountants, and the Audit Committee’s review of the presentation of management and the independent accountants, the Audit Committee recommended that the board of directors include the audited consolidated financial statements in New Haven Savings Bank’s Annual Report on Form 10-K for the nine months ended December 31, 2003 filed with the Securities Exchange Commission.

The Audit Committee:

Robert Lyons, Jr. (Chair)

Roxanne J. Coady

Richard J. Grossi

Nathaniel D. Woodson

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

The following consolidated financial statements of New Haven Savings Bank and subsidiaries are filed as part of this document under Item 8:

-	Report of Independent Auditors

-	Consolidated Balance Sheets as of December 31, 2003 and March 31, 2003

-	Consolidated Statements of Income for the Nine Months Ended December 31, 2003 and 2002 (unaudited) and for the Years Ended March 31, 2003 and 2002

-	Consolidated Statements of Changes in Capital Accounts for the Nine Months Ended December 31, 2003 and for the Years Ended March 31, 2003 and 2002

-	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2003 and 2002 (unaudited) and the Years Ended March 31, 2003 and 2002

-	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b) Reports on Form 8-K filed during the last quarter of 2003

None.

Index to Consolidated Financial Statements

Page

Report of Independent Auditors	59

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2003 and March 31, 2003	60

Consolidated Statements of Income for the Nine Months Ended December 31, 2003 and December 31, 2002 (unaudited) and for the Years Ended March 31, 2003 and 2002	61

Consolidated Statements of Changes in Capital Accounts for the Nine Months Ended December 31, 2003 and for the Years Ended March 31, 2003 and 2002	62

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2003 and December 31, 2002 (unaudited) and for the Years Ended March 31, 2003 and 2002	63

Notes to Consolidated Financial Statements	64

Report of Independent Auditors

To the Board of Directors of

New Haven Savings Bank

In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and March 31, 2003 and the related consolidated statements of income, changes in capital accounts and cash flows for the nine-month period ended December 31, 2003 and for the twelve-month periods ended March 31, 2003 and 2002 present fairly, in all material respects, the financial position of the New Haven Savings Bank and its subsidiaries (the “Bank”) at December 31, 2003 and March 31, 2003, and the results of their operations and their cash flows for the nine-month period ended December 31, 2003 and for the twelve-month periods ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Hartford, Connecticut

February 13, 2004

New Haven Savings Bank

Consolidated Balance Sheets

	December 31, 2003	March 31, 2003
	(In thousands)
Assets
Cash and due from banks, noninterest bearing (note 10)	$46,634	$46,432
Federal funds sold	—	4,200

Cash and cash equivalents	46,634	50,632
Investment securities available for sale (note 3)	1,119,280	1,099,410
Investment securities held to maturity (note 3)	350	350
Loans held for sale	90	2,132
Loans receivable, net (note 4)	1,289,789	1,158,926
Accrued interest and dividends receivable	8,894	9,076
Federal Home Loan Bank stock (note 7)	13,766	13,766
Premises and equipment, net (note 5)	34,119	32,870
Real estate owned, net	23	66
Deferred tax asset, net (note 9)	2,560	2,415
Other assets	21,225	23,859

Total assets	$2,536,730	$2,393,502

Liabilities and Capital

Deposits (note 6)	$1,801,291	$1,809,257
Mortgagors’ escrow and other deposits	26,904	25,706
FHLB advances and other borrowings (note 7)	277,681	141,501
Accrued interest payable on deposits and borrowings	1,187	1,019
Other liabilities	23,666	19,869

Total liabilities	2,130,729	1,997,352
Commitments and contingencies (note 10)	—	—
Capital
Undivided profits	405,172	393,096
Accumulated other comprehensive income	829	3,054

Total equity	406,001	396,150

Total liabilities and equity	$2,536,730	$2,393,502

See accompanying notes to consolidated financial statements.

New Haven Savings Bank

Consolidated Statements of Income

	For the Nine Months Ended December 31,		Years Ended March 31,
	2003	2002	2003	2002
		(unaudited)
	(In thousands)
Interest and dividend income:
Real estate mortgage loans	$25,286	$30,440	$39,373	$48,915
Commercial real estate loans	14,331	15,064	20,027	20,431
Commercial loans	4,016	4,841	6,306	5,808
Consumer loans	8,958	8,897	11,871	10,431
Federal funds sold	10	70	82	110
Investment securities:
Interest	23,611	28,439	36,116	42,657
Interest-tax exempt	4	2	3	4
Dividends	1,651	2,358	3,034	3,583

Total interest and dividend income	77,867	90,111	116,812	131,939

Interest expense:
Deposits (note 6)	16,098	26,792	33,364	50,558
Federal Home Loan Bank advances and other borrowings	6,161	4,687	6,253	6,522

Total interest expense	22,259	31,479	39,617	57,080

Net interest income before provision for loan losses	55,608	58,632	77,195	74,859
Provision for loan losses (note 4)	—		—	—

Net interest income after provision for loan losses	55,608	58,632	77,195	74,859

Non-interest income:
Depositor service charges	5,695	5,038	6,844	5,903
Loan and servicing fees	1,687	18	540	1,401
Trust fees	1,509	1,403	1,857	2,043
Investment and insurance fees	1,621	2,236	3,199	1,560
Rental income	2,340	2,020	2,695	2,471
Net (loss) gain on limited partnerships	(1,554)	(2,553)	(2,529)	231
Net gain on sale of investment securities (note 3)	153	4,178	4,775	239
Impairment charge on investment securities	—	(924)	(924)	(3,940)
Net gain on sale of loans	446	1,141	1,533	755
Other	345	518	617	1,556

Total non-interest income	12,242	13,075	18,607	12,219

Non-interest expense:
Salaries and employee benefits (note 8)	27,688	24,493	33,276	28,699
Occupancy expense	5,053	4,781	6,643	6,055
Furniture and fixture expense	3,042	2,915	3,879	3,329
Outside services	5,269	5,485	7,342	6,078
Advertising, public relations, and sponsorships	1,516	2,570	3,188	2,640
Contributions to New Haven Savings Bank Foundation	—	—	—	1,464
Conversion and merger related charges	4,022	—	—	—
Other	3,195	4,166	5,236	4,135

Total non-interest expense	49,785	44,410	59,564	52,400

Income before income taxes	18,065	27,297	36,238	34,678

Income taxes (note 9)	5,989	9,260	12,361	11,748

Net income	$12,076	$18,037	$23,877	$22,930

See accompanying notes to consolidated financial statements.

New Haven Savings Bank

Consolidated Statements of Changes in Capital Accounts

For the Nine Months Ended December 31, 2003

and for the Years Ended March 31, 2003 and 2002

	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance, March 31, 2001	$346,289	$3,637	$349,926

Comprehensive income			—
Net income	22,930	—	22,930
Change in unrealized gain on securities available for sale, net of taxes	—	243	243

Total comprehensive income			23,173

Balance, March 31, 2002	369,219	3,880	373,099

Comprehensive income
Net income	23,877	—	23,877
Change in unrealized gain on securities available for sale, net of taxes	—	(826)	(826)

Total comprehensive income			23,051

Balance, March 31, 2003	393,096	3,054	396,150

Comprehensive income
Net income	12,076	—	12,076
Change in unrealized gain on securities available for sale, net of taxes	—	(2,225)	(2,225)

Total comprehensive income			9,851

Balance, December 31, 2003	$405,172	$829	$406,001

See accompanying notes to consolidated financial statements

New Haven Savings Bank

Consolidated Statement of Cash Flows

	For the Nine Months Ended December 31,		Years Ended March 31,
	2003	2002	2003	2002
		(unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$12,076	$18,037	$23,877	$22,930
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) OREO losses	—	725	725	(170)
Gain on sales of other real estate owned and non performing loans, net	(160)	(87)	(99)	(660)
Gain on sale of bank premises and equipment	—	—	—	(12)
Depreciation and amortization	2,977	2,782	3,733	3,400
Amortization of premium on assets acquired	20	86	111	103
Amortization of premium on purchase of residential mortgages	—		—	20
Change in deferred income taxes	1,084		2,182	(395)
Net amortization/accretion on investment securities	4,505	2,062	3,812	(1,265)
Net securities (gains) losses	(153)	(3,254)	(3,851)	3,701
Net gain on sales of performing loans	(446)	(1,141)	(1,533)	(755)
Decrease (increase) in accrued income receivable	182	(180)	115	1,902
Decrease (increase) in other assets	1,055	(7,251)	(6,183)	4,636
Provision for loss on limited partnerships	1,560	2,553	2,554	1,289
(Decrease) increase in other liabilities	3,965	1,276	2,376	807

Net cash provided by operating activities	26,665	15,608	27,819	35,531

Cash flows from investing activities
Proceeds from maturity of available for sale securities	187,775	891,675	949,569	1,478,131
Proceeds from sales of available for sale securities	65,592	64,349	101,443	10,066
Proceeds from principal reductions of available for sale securities	414,544	505,829	714,269	721,757
Purchase of available for sale securities	(695,588)	(1,576,256)	(1,890,489)	(2,243,407)
Proceeds from sales of loans	31,868	89,979	112,643	121,776
Net increase in loans	(161,173)	(101,944)	(127,474)	(180,051)
Proceeds from sales of other real estate owned	1,133	2,831	2,853	2,061
Purchase of premises and equipment	(4,226)	(2,720)	(5,137)	(5,631)

Net cash used in investing activities	(160,075)	(126,257)	(142,323)	(95,298)

Cash flows from financing activities
Net increase in deposits	(7,966)	92,122	71,102	64,790
(Decrease) increase in mortgagors’ escrow accounts	1,198	14,955	12,377	(859)
Proceeds from borrowed funds	887,250	546,556	723,407	486,720
Repayments of borrowed funds	(751,070)	(542,019)	(699,372)	(483,704)

Net cash provided by financing activities	129,412	111,614	107,514	66,947

Net (decrease) increase in cash and cash equivalents	(3,998)	965	(6,990)	7,180
Cash and equivalents, beginning of year	50,632	57,622	57,622	50,442

Cash and equivalents, end of period	$46,634	$58,587	$50,632	$57,622

Supplemental information
Cash paid for
Interest on deposits and borrowings	$22,091	$31,798	$40,072	$56,535
Income taxes paid, net	(1,119)	(947)	12,200	11,400
Noncash transactions
Loans transferred to other real estate owned	930	3,476	3,546	622

See accompanying notes to consolidated financials statements.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

1.	Summary of Significant Accounting Policies

The accounting policies of the New Haven Savings Bank (“NHSB” or “the Bank”) and its subsidiaries conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. Significant policies are described below.

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of the Bank and the Bank’s wholly-owned subsidiaries, Fairbank Corporation, The Loan Source, NHSB Financial Services, Inc., NHSB Community Development Corporation (CDC) and NHSB Servicing Company (collectively, the Bank). All material intercompany balances and transactions have been eliminated in consolidation.

NHSB is a mutual savings bank with its main office located in New Haven, Connecticut. NHSB provides business and consumer banking; mortgage lending, trust and investment services, and insurance services through its 36 banking offices in south central Connecticut. The Bank is subject to the regulation of certain state and federal agencies and undergoes periodic examination by those regulatory authorities.

As discussed in Note 14, the Bank has adopted a Plan of Conversion pursuant to which the Bank will convert to a state chartered stock bank.

Use of Estimates in Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights.

Investment Securities

The Bank may classify its debt securities in one of three categories: trading, available for sale, or held to maturity. Marketable equity securities are classified as either trading or available for sale. Management determines the appropriate classifications of securities at the time of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are debt securities for which the Bank has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2003 and March 31, 2003, all of the Bank’s debt and equity securities were classified as available for sale or held to maturity.

Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading and available for sale securities are recorded at fair value. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of capital, until realized.

Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities in a manner that approximates the level yield method. A decline in market value of a security below amortized cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

The Bank invests in limited partnerships. As of December 31, 2003 and March 31, 2003, the book value of the Bank’s investment in ten limited partnerships, which are accounted for at the lower of cost or net realizable value and included in other assets, was approximately $2.7 million and $3.9 million respectively. Income, generally in the form of distributions from the partnerships, is recognized on the cash basis and included in non-interest income. Six of the ten limited partnerships are real estate related.

Loans Held for Sale

Loans held for sale are valued at the lower of acquisition cost (less principal payments received and net of deferred fees and costs) or estimated market value. Market value is estimated using quoted market prices provided by government sponsored entities. Loans sold by the Bank were on a non-recourse basis.

Loans Receivable, Net

Loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and allowance for loan losses.

Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Loans are placed on nonaccrual status when timely collection of principal or interest in accordance with contractual terms is doubtful. Loans are generally transferred to a nonaccrual basis when principal or interest payments become 90 days delinquent (based on the contractual terms of the loan) or sooner if management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. The Bank’s policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more. If ultimately collected, such interest is credited to income when received. Loans are removed from nonaccrual status when they become current as to principal and interest and when, in the opinion of management concern no longer exists as to the collectability of principal and interest.

Certain direct loan origination fees and certain costs are deferred, and recognized over the lives of the related loan as an adjustment of interest using a method approximating the level yield method. When loans are prepaid, sold or participated out, the unamortized portion of deferred fees or costs is recognized as income or expense at that time.

The adequacy of the allowance for loan losses is regularly evaluated by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and other pertinent factors. The provision for loan losses charged to expense is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses inherent in the loan portfolio. Loan losses are charged against the allowance when management believes the collectability of the principal balance outstanding is unlikely.

In determining the adequacy of the allowance for loan losses, management reviews overall portfolio quality through an evaluation of individual performing and impaired loans, the risk characteristics of the loan portfolios, an analysis of current levels and trends in charge offs, delinquency and nonaccruing loan data, and the credit risk profile of each component of the portfolio, among other factors. While management uses the best available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

The allowance for loan losses consists of a formula allowance, based on a variety of factors including historical loss experience, for various loan portfolio classifications and a specific valuation allowance for loans identified as impaired. The allowance is an estimate, and ultimate losses may vary from management’s estimate. Changes in the estimate are recorded in the results of operations in the period in which they become known, along with provisions for estimated losses incurred during that period.

A loan is considered to be impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans, as defined, may be measured based on the present value of

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

expected future cash flows discounted at the loan’s original effective interest rate or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

Real Estate Owned

Real estate owned is comprised of real estate acquired through foreclosure or deeded to the Bank in lieu of foreclosure. Each real estate owned property is carried at the lower of cost or fair market value, less estimated selling costs. Any further decline in value based on subsequent changes to estimated fair market value is charged against the reserve for losses on real estate owned. Gains and losses on sales of properties are reflected in the consolidated statements of income when realized. Holding costs are charged to current period earnings.

Mortgage Servicing Rights

The Bank capitalizes mortgage servicing rights for loans sold based on the relative fair value which is allocated between the mortgage servicing rights and the mortgage loans (without servicing rights).

Mortgage servicing rights are amortized on a level yield basis over the period of estimated net servicing revenue and such amortization is included in the consolidated statement of income as a reduction of loan servicing fee income. They are evaluated for impairment by comparing the aggregate carrying amount of the servicing rights to their fair value. Fair value is estimated using market prices of similar mortgage servicing assets. Impairment is recognized through a valuation reserve and is included in amortization of mortgage servicing rights.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method using the estimated lives of the assets. Estimated lives are 5 to 40 years for building and improvements and 3 to 10 years for furniture, fixtures and equipment. Amortization of leasehold improvements is calculated on a straight-line basis over the terms of the related leases, including renewal periods, or the life of the asset, whichever is shorter. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renovations are capitalized.

Income Taxes

The Bank files consolidated federal and state tax returns. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” the Bank uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Bank’s assets and liabilities. Deferred tax assets are also recognized for available tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when temporary differences and carryforwards are realized or settled.

The deferred tax asset is subject to reduction by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realization of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

Income tax expense includes the amount of taxes payable for the current year, and the deferred tax benefit or expense for the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to hold a certain amount of FHLB stock. This stock is considered to be a non-marketable equity security and, accordingly, is carried at cost.

Related Party Transactions

Directors and officers of the Bank and their associates have been customers of and had transactions with the Bank, and management expects that such persons will continue to have such transactions in the future. See Note 4 for further information with respect to loans to related parties. All deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors and officers and, in the opinion of management, the transactions did not involve more than normal risks of collectability, favored treatment or terms, or present other unfavorable features.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash, due from banks and federal funds sold.

Trust Assets

Approximately $365.3 million and $317.2 million of assets were held by the Bank at December 31, 2003 and March 31, 2003 respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements since they are not owned by the Bank.

Comprehensive Income

The purpose of reporting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Bank has reported comprehensive income and its components for the nine months ended December 31, 2003 and the years ended March 31, 2003 and 2002 in the consolidated statement of changes in capital accounts.

Recent Accounting Pronouncements

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” addresses disclosures to be made by a guarantor in its financial statements about its obligations under guarantees. The disclosure requirements applicable to the Bank are included in note 10 to the consolidated financial statements. The interpretation also requires the recognition, at fair value, of a liability by a guarantor at the inception of certain guarantees issued or modified after December 31, 2002. This recognition requirement did not have a material affect on the Bank’s consolidated financial statements.

FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities”, (FIN 46R) addresses consolidation by business enterprises of variable interest entities. FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entities activities, or is entitled to receive a majority of the variable interest entities residual returns, or both. New Haven Savings Bank has interests in 1) limited partnerships in certain low income housing

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

projects that generate tax credits, 2) makes investments in companies that construct, acquire and rehabilitate local real estate projects and 3) is a limited partner in SBIC limited partnerships that make equity and debt investments in individual companies. New Haven Savings Bank has evaluated all of the variable interest entities with which it is associated and based upon that evaluation, no variable interest entities meeting the definition of a primary beneficiary were identified. Therefore New Haven Savings Bank does not expect the adoption of FIN 46R to have a material effect on its financial position or results of operations.

SFAS No. 132 (revised December 2003) “Employers Disclosures about Pensions and Other Postretirement Benefits” (FAS 132R). This statement changes the disclosure requirements for pension plans and other postretirement plans. This Statement retains the disclosures required by the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. In addition, this Statement requires interim period disclosure of the components of net periodic benefit cost and contributions if significantly different from previously reported amounts. New Haven Savings Bank has adopted the provisions of this statement effective December 31, 2003. See Note 8 for the additional disclosures required by this statement.

SFAS No. 149, “Amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”, (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard had no impact on the consolidated financial statements of New Haven Savings Bank.

SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, (SFAS 150). This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard had no effect on the consolidated financial statements of New Haven Savings Bank.

At its November 25, 2003 meeting, the Emerging Issues Task Force (EITF) ratified the consensus reached with regard to Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus provides guidance regarding the meaning of other-than-temporary impairment and its application to investments accounted for under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. The consensus also requires certain quantitative and qualitative disclosures relating to investments with unrealized losses that have not been recognized as other-than-temporary impairments.

Reclassifications

Certain reclassifications have been made to the fiscal year ended March 31, 2003 financial statements to make them consistent with the period ended December 31, 2003 financial statement presentation.

Change of Fiscal Year

New Haven Savings Bank has changed its fiscal year end to December 31 effective December 31, 2003.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

2.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the banking regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets. Management believes that as of December 31, 2003 and March 31, 2003 the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no events or conditions which have occurred subsequent to the notification that would change the Bank’s capital category.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2003 and March 31, 2003, compared to the required amounts and ratios for minimum capital adequacy and for classification as a well-capitalized institution:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2003:
Tier 1 Capital (to Average Assets)	$404,268	16.1%	$100,435	4.0%	$125,544	5.0%
Tier 1 Capital (to Risk Weighted Assets)	404,268	27.0	59,996	4.0	89,994	6.0
Total Capital (to Risk Weighted Assets)	422,216	28.2	119,992	8.0	149,990	10.0

As of March 31, 2003:
Tier 1 Capital (to Average Assets)	$389,295	16.5%	$94,685	4.0%	$118,356	5.0%
Tier 1 Capital (to Risk Weighted Assets)	389,295	27.2	57,279	4.0	85,918	6.0
Total Capital (to Risk Weighted Assets)	407,207	28.4	114,558	8.0	143,197	10.0

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

3.	Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2003 and March 31, 2003 are as follows:

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
Investment securities:
U.S. Treasury bills	$1,096	$—	$—	$1,096
U.S. Government agencies	56,386	99	(33)	56,452
Obligations of states and political subdivisions	13,913	303	(87)	14,129
Asset-backed securities	23,495	64	(48)	23,511
Marketable equity securities	30,230	48	—	30,278
Money market funds	13,000	—	—	13,000
Trust preferred securities	60,558	93	(1,245)	59,406
Short-term obligations	20,500	—	—	20,500
Other bonds	54,784	285	(192)	54,877

Total investment securities	273,962	892	(1,605)	273,249

Mortgage-backed securities:
U.S. Government agencies and pass thru securities	576,200	3,840	(1,530)	578,510
U.S. Agency issued collateralized mortgage obligations	215,978	892	(1,327)	215,543
Private issued collateralized mortgage obligations	51,895	250	(167)	51,978

Total mortgage-backed securities	844,073	4,982	(3,024)	846,031

Total available for sale securities	1,118,035	5,874	(4,629)	1,119,280

Securities held to maturity:
Investment securities:
Foreign bonds	300	—	—	300
Other bonds	50	—	—	50

Total securities held to maturity	350	—	—	350

Total securities	$1,118,385	$5,874	$(4,629)	$1,119,630

At December 31, 2003, the net unrealized gain on securities available for sale of $1.2 million, net of income taxes of $416,000, is included in accumulated other comprehensive income of $829,000 in equity.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

	March 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Securities available for sale:
Investment securities:
U.S. Treasury bills	$498	$—	$—	$498
U.S. Government agencies	64,601	139	(38)	64,702
Obligations of states and political subdivisions	8,666	382	—	9,048
Asset-backed securities	22,120	43	—	22,163
Marketable equity securities	34,611	80	—	34,691
Money market funds	25,800	—	—	25,800
Trust preferred securities	60,502	195	(3,110)	57,587
Short-term obligations	65,988	—	—	65,988
Other bonds	52,030	188	(1,140)	51,078

Total investment securities	334,816	1,027	(4,288)	331,555

Mortgage-backed securities:
U.S. Government agencies and pass thru securities	466,838	6,066	(362)	472,542
U.S. Agency issued collateralized mortgage obligations	238,447	1,963	(103)	240,307
Private issued collateralized mortgage obligations	54,609	449	(52)	55,006

Total mortgage-backed securities	759,894	8,478	(517)	767,855

Total available for sale securities	1,094,710	9,505	(4,805)	1,099,410

Securities held to maturity:
Investment securities:
Foreign bonds	300	—	—	300
Other bonds	50	—	—	50

Total securities held to maturity	350	—	—	350

Total securities	$1,095,060	$9,505	$(4,805)	$1,099,760

At March 31, 2003, the net unrealized gains on securities available for sale of $4.7 million, net of income taxes of $1.6 million, is included in accumulated other comprehensive income of $3.1 million in equity.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

The following table presents the age of gross unrealized losses and fair value by investment category.

	December 31, 2003
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government agencies	$—	$—	$12,994	$33	$12,994	$33
Obligation of states and political subdivisions	4,913	87	—	—	4,913	87
Asset-backed securities	10,951	48	—	—	10,951	48
Trust preferred securities	14,722	57	32,922	1,188	47,644	1,245
Other bonds	14,815	192	—	—	14,815	192
Mortgage-backed securities	303,604	3,024	—	—	303,604	3,024

Total	$349,005	$3,408	$45,916	$1,221	$394,921	$4,629

Of the issues summarized above, 65 have unrealized losses for less than twelve months, and fifteen have unrealized losses for twelve months or more. Management believes that no individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions. The unrealized loss reported for trust preferred securities relate to securities that are rated A or better, and the unrealized loss on these securities are attributable to changes in interest rates. The Bank has both the intent and ability to hold the securities contained in the table above for a time necessary to recover the amortized cost.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

As of December 31, 2003, the amortized cost and market values of debt securities and short-term obligations, by contractual maturity, are shown below. Expected maturities may differ from contracted maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2003
	Amortized Cost	Market Value
	(In thousands)
Maturity Available for sale
Due in one year or less	$35,560	$35,564
Due after one year through five years	78,793	78,898
Due after five years through ten years	5,729	5,708
Due after ten years	26,597	26,884

	146,679	147,054

Asset-backed securities	23,495	23,511
Mortgage-backed securities	576,200	578,510
Collateralized mortgage obligations	267,873	267,521

	867,568	869,542

Held to maturity

Due in one year or less	50	50
Due after one year through five years	300	300
Due after five years through ten years	—	—
Due after ten years	—	—

	350	350

Total	$1,014,597	$1,016,946

Securities with an amortized cost of $1.9 million and a fair value of $2.0 million at December 31, 2003 were pledged to secure public deposits.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

The following is a summary of realized gains and losses on sales of securities available for sale during the nine months ended December 31, 2003 and 2002 and the years ended March 31, 2003 and 2002:

	Debt Securities				Equity Securities
	For The Nine Months Ended December 31,		Years Ended March 31,		For The Nine Months Ended December 31,		Years Ended March 31,
	2003	2002	2003	2002	2003	2002	2003	2002
		(unaudited)				(unaudited)
	(In thousands)
Realized gains	$140	501	$1,098	$1	$13	3,793	$3,793	$752
Realized losses	—	—	—	—	—	(116)	(116)	(514)
Other than temporary declines in fair value	—	—	—	—	—	(924)	(924)	(3,940)

4.	Loans Receivable, Net

The composition of the Bank’s loan portfolio was as follows:

	December 31, 2003	March 31, 2003
	(In thousands)
Real estate mortgage loans:
Residential (one- to four- family)	$640,336	$589,251
Commercial	231,532	222,098
Multi-family	48,329	52,135
Residential construction	1,397	3,673

Total real estate loans	921,594	867,157
Commercial loans:
Commercial construction	15,328	11,123
Commercial loans	92,869	89,667

Total commercial loans	108,197	100,790
Consumer loans:
Home equity and equity lines of credit	237,835	162,104
Mobile home and boat loans	14,414	16,030
Other	20,526	29,477

Total consumer loans	272,775	207,611
Total loans	1,302,566	1,175,558
Deferred loan origination costs and fees, net	4,892	2,300
Allowance for loan losses	(17,669)	(18,932)

Loans, net	$1,289,789	$1,158,926

As of December 31, 2003 and March 31, 2003, the Bank’s residential real estate mortgage loan portfolio was entirely collateralized by one to four family homes and condominiums, located predominantly in Connecticut. The commercial real estate mortgage loan portfolio was collateralized primarily by multi-family, commercial and manufacturing properties predominantly located in Connecticut. A variety of different assets, including accounts receivable, inventory and property, plant and equipment, collateralized the majority of business loans.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

Mortgage Servicing Rights

The components of mortgage servicing rights are as follows:

	For the Nine Months Ended December 31,		For the Years Ended March 31,
	2003	2002	2003	2002
		(unaudited)
	(In thousands)
Mortgage servicing rights
Balance at beginning of year	$2,188	$3,230	$3,230	$1,756
Additions	273	1,573	1,279	1,858
Amortization	(760)	(1,984)	(1,358)	(384)
Change in valuation allowance	232	—	(963)	—

Balance, end of period	$1,933	$2,819	$2,188	$3,230

Valuation reserve
Balance at beginning of year	$(963)	$—	$—	$—
Net reductions (additions)	232	—	(963)	—

Balance, end of period	$(731)	$—	$(963)	$—

At December 31, 2003 and March 31, 2003 the fair value of the capitalized mortgage servicing rights approximated its carrying value. The Bank services residential real estate mortgage loans that it has sold without recourse to third parties. The aggregate of loans serviced for others approximates $263.8 million and $350.8 million as of December 31, 2003 and March 31, 2003 respectively. Income from servicing loans for others was $831,000, $1.3 million and $1.1 million for the nine months ended December 31, 2003 and the years ended March 31, 2003 and 2002, respectively.

Related Party Loans

As of December 31, 2003 and March 31, 2003, loans to related parties totaled approximately $3.2 million and $5.0 million. For the nine months ended December 31, 2003, new loans of approximately $1.9 million were granted to these parties and payments of approximately $655,000 were received. Related parties include directors and officers of the Bank and its subsidiaries and their respective affiliates in which they have a controlling interest and immediate family members. For the nine months ended December 31, 2003 and for the year ended March 31, 2003, all related party loans were performing.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

Allowance for Loan Losses

For the nine months ended December 31, 2003 and the years ended March 31, 2003 and 2002, an analysis of the allowance for loan losses is:

	December 31, 2003	March 31,
		2003	2002
	(In thousands)
Balance at beginning of period	$18,932	$20,805	$23,290
Provision charged to operations	—	—	—
Recoveries on loans previously charged off	1,580	2,135	1,260
Loans charged off	(2,843)	(4,008)	(3,745)

Balance, end of period	$17,669	$18,932	$20,805

Nonperforming Assets

Nonperforming assets include loans for which the Bank does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, renegotiated loans due to a weakening in the financial condition of the borrower and other real estate owned. There were no accruing loans included in the Bank’s nonperforming assets as of December 31, 2003 and March 31, 2003. As of December 31, 2003 and March 31, 2003, nonperforming assets were:

	December 31, 2003	March 31, 2003
	(In thousands)
Nonaccrual loans	$5,219	$3,641
Renegotiated loans	270	281
Other real estate owned	23	66

Total nonperforming assets	$5,512	$3,988

For the nine months ended December 31, 2003 and for the years ended March 31, 2003 and 2002 had interest been accrued at contractual rates on nonaccrual and renegotiated loans, such income would have approximated $168,000, $578,000 and $715,000 respectively. As of December 31, 2003 and March 31, 2003 and 2002 no significant additional funds were committed to customers whose loans have been renegotiated or were nonperforming.

Impaired Loans

As of December 31, 2003 and March 31, 2003, the recorded investment in loans considered to be impaired was approximately $4.6 million and $3.9 million, respectively. As of December 31, 2003 and March 31, 2003, all loans considered impaired by the Bank had an allowance for impairment totaling approximately $1.4 million and $957,000,

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

respectively. The average recorded investment in impaired loans for the nine months ended December 31, 2003, and during fiscal 2003 and 2002 was approximately $2.1 million, $5.0 million and $9.4 million, respectively. For the nine months ended December 31, 2003 and the years ended March 31, 2003 and 2002 interest income recognized on impaired loans was approximately $273,000, $202,000 and $529,000 respectively. As of December 31, 2003, there were no commitments to lend additional funds for loans considered impaired.

5.	Premises and Equipment

As of December 31, 2003 and March 31, 2003, premises and equipment consisted of:

	December 31, 2003	March 31, 2003
	(In thousands)
Land and land improvements	$1,446	$1,446
Buildings	41,295	40,783
Furniture and equipment	25,978	22,363
Leasehold improvements	3,257	3,231

	71,976	67,823
Less accumulated depreciation and amortization	(37,857)	(34,953)

Premises and equipment, net	$34,119	$32,870

Total depreciation and amortization expenses amounted to $3.0 million for the nine months ended December 31, 2003 and $3.7 million and $3.4 million for the years ended March 31, 2003 and 2002 respectively.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

6.	Deposits

A summary of deposits by account types is as follows:

	December 31, 2003	March 31, 2003
	(In thousands)
Regular savings	$495,748	$535,709
Money market accounts	632,279	551,260
NOW accounts	12,691	11,962
Club accounts	805	1,073
Demand deposit accounts	183,555	164,143
Time deposit accounts	476,213	545,110

Total deposits	$1,801,291	$1,809,257

Interest expense on deposits, by account type, is summarized as follows:

	For the Nine Months Ended December 31,		Years Ended March 31,
	2003	2002	2003	2002
		(unaudited)
	(In thousands)
Regular savings	$2,085	$5,150	$6,239	$13,193
Money market accounts	5,439	4,551	6,334	1,526
NOW accounts	140	378	466	920
Club accounts	3	17	19	30
Time deposits	8,431	16,696	20,306	34,889

Total	$16,098	$26,792	$33,364	$50,558

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

A summary of time deposits by remaining period to maturity is as follows:

	December 31, 2003	March 31, 2003
	(In thousands)
Three months or less	$151,635	$181,078
Three to twelve months	182,582	204,175
One to three years	86,017	80,671
Over three years	55,979	79,186

Total	$476,213	$545,110

As of December 31, 2003 and March 31, 2003 time deposits in denominations of $100,000 or more were approximately $102.9 million and $114.0 million respectively. Interest expense paid on these deposits was approximately $1.8 million for the nine months ended December 31, 2003, and $4.4 million and $8.3 million for the years ended March 31, 2003 and 2002 and respectively.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

7.	Borrowed Funds

Borrowed funds are as follows:

Maturity Date	Interest Rates	December 31, 2003	March 31, 2003
		(In thousands)
Advances payable to the Federal Home Loan Bank of Boston (“FHLB”)
2004	1.52% - 6.24%	$11,500	$23,000
2005	1.76% - 7.22%	35,600	11,500
2006	2.84% - 7.03%	27,000	22,600
2007	2.52% - 7.26%	35,259	18,000
2008	2.18% - 5.16%	75,534	15,842
2009	5.16%	—	5,000
2010	3.35% - 7.21%	12,655	—
2011	4.20% - 7.10%	1,220	3,400
2012	3.00% - 6.48%	25,103	3,800
2013	3.66% - 4.66%	28,397	11,457
2015	8.17%	500	500
2018	0.00%	127	—
2019	0.00%	—	134
2022	0.00%	95	—
2023	0.00%	—	99

Total advances payable to FHLB		252,990	115,332

Customer repurchase agreements
2004	0.26% - 1.76%	22,753	24,146
Mortgage loans payable
2013	1.00% - 7.00%	1,938	2,023

		$277,681	$141,501

FHLB advances are secured by the Bank’s investment in FHLB stock and a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally, mortgage loans. At December 31, 2003 and March 31, 2003, the Bank was in compliance with the FHLB collateral requirements. At December 31, 2003, the Bank can borrow an additional $190.5 million from the FHLB, inclusive of a line of credit of approximately $25.2 million. Additional borrowing capacity would be available by pledging eligible securities as collateral. The Bank also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window which was approximately $28.6 million as of December 31, 2003, all of which was available on that date.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

8.	Employee Benefits

Pension Plan

The Bank has a non-contributory defined benefit retirement plan (the “Plan”) covering substantially all employees who have attained age 21 and completed 1,000 hours of service in a consecutive twelve-month period. Participants in the Plan become vested in their accrued benefit upon completing five years of service. Participants also become vested in their accrued benefit upon attainment of their “normal retirement age” (as described in the Plan) or upon incurring a disability. The Plan provides a monthly benefit upon retirement based on years of service and compensation during the highest paid consecutive three years of employment. Pension costs are funded as accrued and include amortization of prior service cost over 30 years. The Bank’s funding policy is to contribute the maximum deductible amount allowed by federal tax regulations.

The Bank uses a September 30 measurement date.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

The following table sets forth changes in the benefit obligation, changes in Plan assets and the funded status of the Plan for the periods ended December 31, 2003 and March 31, 2003. The table also provides a reconciliation of the Plan’s funded status and the amounts recognized in the bank’s consolidated balance sheets:

	December 31, 2003	March 31, 2003
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$25,397	$22,297
Service cost	722	818
Interest cost	1,164	1,549
Actuarial loss	2,321	1,428
Benefits paid	(1,019)	(1,341)
Curtailments, settlements, special termination benefits	—	646

Projected benefit obligation at end of year	28,585	25,397

Change in plan assets:
Fair value of plan assets at beginning of year	22,689	26,058
Actual return on plan assets	2,638	(2,028)
Benefits paid	(1,019)	(1,341)

Fair value of plan assets at end of year	24,308	22,689

Funded status at end of year	(4,277)	(2,708)
Unrecognized transition obligation	(109)	(212)
Unrecognized prior service cost	63	78
Unrecognized net actuarial loss	4,073	2,790

Net amount recognized in Bank’s consolidated balance sheets	$(250)	$(52)

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

Amounts recognized in the consolidated balance sheet consist of:

	December 31, 2003	March 31, 2003
	(In thousands)
Prepaid benefit cost	$—	$—
Accrued benefit cost	(250)	(52)
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(250)	$(52)

The accumulated benefit obligation for the defined benefit pension plan was $24.2 million and $21.3 million at December 31, 2003 and March 31, 2003, respectively.

The components of net periodic pension cost for the periods indicated were as follows:

	Nine Months Ended December 31, 2003	Years Ended March 31,
		2003	2002
	(In thousands)
Service cost - benefits earned during the period	$722	$818	$791
Interest cost on projected benefit obligation	1,164	1,549	1,418
Expected return on plan assets	(1,601)	(2,335)	(2,317)
Amortization and deferral	15	(126)	(126)
Recognized net gain	(103)	(70)	(229)
Additional amount due to settlement, curtailment or special termination benefits	—	646	—

Net periodic pension cost (benefit)	$197	$482	$(463)

Significant actuarial assumptions used in determining the actuarial present value of the projected obligation were as follows:

	December 31, 2003	March 31, 2003
Discount rate	6.00%	6.50%
Rate of increase in compensation levels	4.00	4.00

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

Significant actuarial assumptions used in determining the actuarial present value of the net periodic pension cost were as follows:

	December 31, 2003	March 31, 2003
Discount rate	6.50%	7.00%
Rate of increase in compensation levels	4.00	4.50
Long-term rate of return on assets	8.50	9.00

To develop the expected long-term rate of return on assets assumption, the company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the Plan portfolio. This resulted in the long-term rate of return assumption of 8.5% for the fiscal year ending December 31, 2003. For fiscal year ending December 31, 2004 the long-term rate of return assumption has been decreased to 8.25%.

Pension plan weighted-average asset allocations for the periods indicated, by asset category are as follows:

	December 31, 2003	March 31, 2003
Asset Category
Equity securities	60.0%	50.0%
Debt securities	40.0	50.0

Total	100.0%	100.0%

The New Haven Savings Bank plan assets are to be managed within an ERISA framework so as to provide the greatest probability that the following long-term objectives for the Defined Benefit Pension Plan are met in a prudent manner.

•	Ensure that there is an adequate level of assets to support benefit obligations to participants and retirees over the life of the Plan, taking into consideration the nature and duration of Plan liabilities.

•	Maintain liquidity in Plan assets sufficient to cover ongoing benefit payments.

•	Manage volatility of investment results in order to achieve long-term Plan objectives and to minimize level and volatility of pension expenses.

It is recognized that the attainment of these objectives is, for any given time period, largely dictated by the returns available from the capital markets in which Plan Assets are invested.

The asset allocation of the plan assets reflects the Bank’s long-term return expectations and risk tolerance in meeting the financial objectives of the Plan. Plan Assets should be adequately diversified by asset class, sector and industry to reduce the downside risk to total Plan results over short-term time periods, while providing opportunities for long-term appreciation.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

The following table summarizes the Plan’s long-term asset allocation structure.

Asset Class Style	Target	Minimum/ Maximum (%)
Equity Securities	60%	50% - 70%
Debt Securities	40%	30% - 50%

Total	100%

Cash held by a particular manager will be viewed as belonging to the asset class in which the manager primarily invests. It is expected that individual managers over time will exceed the median return of the appropriate manager universe composed of professionally managed institutional funds in the same asset class and style.

Rebalancing Policy and Investment of New Contributions

It is understood that these asset allocation targets and ranges are guidelines and that deviations may occur periodically as a result of market movements. In order to balance the benefits of rebalancing with associated transaction costs, assets will be rebalanced back to the target allocation if they are outside the range noted above based on quarter-end market values. In addition, the Retirement and Investment Committee reserves the right to rebalance at any time it deems necessary and prudent. New contributions to the Plan Assets will be invested in a manner that rebalances the Plan Assets to the greatest extent possible.

Supplemental Pension Plan

The Bank also has a supplemental retirement plan (the “Supplemental Plan”) that provides benefits for certain key executive officers. Benefits under the Supplemental Plan are based on a predetermined formula as more fully described in the plan document. The benefits under the Supplemental Plan are reduced by other benefits as defined in the pension document. The liability arising from this plan is being accrued over the participants’ remaining period of service so that at the expected retirement date, the present value of the annual payments will have been expensed.

The Bank uses a September 30 measurement date.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

The following table sets forth the changes in the benefit obligation and the funded status of the Supplemental Plan for the periods indicated. The table also provides a reconciliation of the Supplemental Plan’s funded status and the amounts recognized in the Bank’s consolidated balance sheets:

	December 31, 2003	March 31, 2003
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$7,740	$6,838
Service cost	303	364
Interest cost	370	466
Actuarial loss	569	479
Benefits paid	(251)	(407)

Projected benefit obligation at end of year	8,731	7,740

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	251	407
Benefits paid	(251)	(407)

Fair value of plan assets at end of year	—	—

Funded status at end of year	(8,731)	(7,740)
Unrecognized prior service cost	105	140
Unrecognized net actuarial gain	—	—

Net amount recognized at the measurement date	(8,626)	(7,600)
Contributions made after the measurement date but before the end of the fiscal year	125	—

Net amount recognized in Bank’s consolidated balance sheet	$(8,501)	$(7,600)

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

Amounts recognized in the consolidated balance sheet consist of:

	December 31, 2003	March 31, 2003
	(In thousands)
Prepaid benefit cost	$—	$—
Accrued benefit cost	(8,501)	(7,600)
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(8,501)	$(7,600)

The accumulated benefit obligation for the supplemental pension plan was $7.8 million and $7.5 million at December 31, 2003 and March 31, 2003, respectively.

The components of net periodic supplemental pension cost for the periods indicated were as follows:

	December 31, 2003	Years Ended March 31,
		2003	2002
	(In thousands)
Service cost - benefits earned during the period	$303	$364	$137
Interest cost on projected benefit obligation	370	466	472
Expected return on plan assets	—	—	—
Amortization and deferral	604	439	957

Net periodic pension cost	$1,277	$1,269	$1,566

Significant actuarial assumptions used in determining the actuarial present value of the projected obligation were as follows:

	December 31, 2003	March 31, 2003
Discount rate	6.00%	6.50%
Rate of increase in compensation levels	4.00	4.00

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

Significant actuarial assumptions used in determining the actuarial present value of the net periodic pension cost were as follows:

	December 31, 2003	March 31, 2003
Discount rate	6.50%	7.00%
Rate of increase in compensation levels	4.00	4.50
Long-term rate of return on assets	N/A	N/A

New Haven Savings Bank has amended the Supplemental Plan in connection with its conversion to a stock bank to freeze the accrual of benefits. Because future benefits in the supplemental plan are being reduced, this event will result in a gain of approximately $900,000. Due to the timing of the formal termination, including notification of participants, and the fact that formal termination occurred after the Supplemental Plan’s Measurement date (September 30, 2003), the resulting gain will not be recorded until the fiscal year ending December 31, 2004. New Haven Savings Bank adopted a new supplemental executive retirement plan as of December 31, 2003.

Other Postretirement Benefit Plans

The Bank sponsors a health care plan and a life insurance plan (the “Postretirement Plan”) to full-time employees who meet minimum age and service requirements. Benefits under the Postretirement Plan are limited to a fixed dollar amount and are based on a predetermined formula as more fully described in the plan document. The cost of providing retiree health care and other postretirement benefits is recognized over the period the employee renders service to the Bank.

The Bank uses a September 30 measurement date.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

The following table presents changes in the benefit obligation, changes in plan assets and the funded status of this plan for the periods indicated. The table also provides a reconciliation of the plan’s funded status and the amount recognized in the bank’s consolidated balance sheets:

	December 31, 2003	March 31, 2003
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,357	$959
Service cost	16	24
Interest cost	54	64
Actuarial (gain) loss	(1)	165
Benefits paid	(58)	(35)
Curtailments, settlements, special termination benefits	—	180

Projected benefit obligation at end of year	1,368	1,357

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	58	35
Benefits paid	(58)	(35)

Fair value of plan assets at end of year	—	—

Funded status at end of year	(1,368)	(1,357)
Unrecognized transition obligation	375	414
Unrecognized net actuarial gain	(63)	(71)

Net amount recognized at the measurement date	(1,056)	(1,014)
Contributions made after the measurement date but before the end of the fiscal year	33	—

Net amount recognized in the Bank’s consolidated balance sheet	$(1,023)	$(1,014)

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

Amounts recognized in the consolidated balance sheet consist of:

	December 31, 2003	March 31, 2003
	(In thousands)
Prepaid benefit cost	$—	$—
Accrued benefit cost	(1,023)	(1,015)
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(1,023)	$(1,015)

Periodic postretirement benefit cost includes the following components for the periods indicated:

	Nine Months Ended December 31, 2003	Years Ended March 31,
		2003	2002
	(In thousands)
Service cost - benefits earned during the period	$16	$24	$24
Interest cost on projected benefit obligation	54	64	64
Expected return on plan assets	—	—	—
Amortization and deferral	39	52	52
Recognized net gain	(9)	(55)	(77)
Additional amount due to settlement, curtailment or special termination benefits	—	180	—

Postretirement benefit cost	$100	$265	$63

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

Significant actuarial assumptions used in determining the actuarial present value for the projected obligation were as follows:

	December 31, 2003	March 31, 2003
Discount rate	6.00%	6.50%
Rate of increase in compensation levels	N/A	N/A

	December 31, 2003	March 31, 2003
Assumed health care trend rates for the periods indicated:
Health care cost trend rate assumed for next year	13.00%	14.00%
Rate to which the cost trend rate is assumed to decline to (ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2011	2011

Significant actuarial assumptions used in determining the actuarial present value of the net periodic benefit cost were as follows:

	December 31, 2003	March 31, 2003
Discount rate	6.50%	7.00%
Rate of increase in compensation levels	N/A	N/A
Long-term rate of return on assets	N/A	N/A

Assumed health care costs trends have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care costs trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest components	$10,126	$(8,706)
Effect on year-end 2003 postretirement benefit obligation	54,913	(48,044)

Plan Contributions:

The Bank expects to contribute $0 to the pension plan, $502,000 to the SERP and $111,000 to its other postretirement plan in 2004.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

Savings and Profit Sharing Plan

The New Haven Savings Bank Employees’ Savings and Profit Sharing Plan (The “Savings Plan”) is a tax qualified profit sharing plan with a qualified cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. The Savings Plan currently provides participants with savings and retirement benefits based on employee deferrals of compensation, as well as matching and other discretionary contributions by the Bank.

Contributions made by the Bank to the Savings Plan maintained for employees meeting certain eligibility requirements amounts to $433,000 for the nine months ended December 31, 2003, and $511,000 and $512,000 for the years ended March 31, 2003 and 2002, respectively.

9.	Income Taxes

The components of income tax expense are summarized as follows:

	Nine Months Ended December 31, 2003	Years Ended March 31,
		2003	2002
	(In thousands)
Current tax expense:
Federal	$5,191	$10,454	$12,143
State	(286)	(275)	—

Total current	4,905	10,179	12,143

Deferred tax expense (benefit):
Federal	1,084	2,182	(395)
State	—	—	—

Total deferred	1,084	2,182	(395)

Total income tax expense	$5,989	$12,361	$11,748

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

For the nine months ended December 31, 2003 and for the years ended March 31, 2003 and 2002, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

	Nine Months Ended December 31, 2003	Years Ended March 31,
		2003	2002
	(In thousands)
Provision for income taxes at statutory rate	$6,323	$12,683	$12,138
Increase (decrease) in taxes resulting from:
State income taxes	(186)	(179)	—
Dividends received deduction	(88)	(185)	(162)
Contribution of appreciated securities to foundations	—	—	(89)
Low income housing and other tax credits	(292)	(255)	(256)
Other, net	232	297	117

Provision for income taxes	$5,989	$12,361	$11,748

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

The tax effects of temporary differences and tax carryforwards that give rise to deferred tax assets and liabilities are presented below:

	December 31, 2003	March 31, 2003
	(In thousands)
Deferred tax assets:
Bad debts and OREO reserves	$6,201	$6,660
Core deposit intangible asset amortization	175	226
Post retirement benefits	4,050	3,875
Investment writedowns	70	70
Other	84	276

Total deferred tax assets	10,580	11,107

Deferred tax liabilities:
Net unrealized gains on securities available for sale	415	1,644
Premises and equipment, principally due to difference in depreciation	617	471
Mortgage servicing rights	300	282
Limited partnerships	3,468	3,201
Net deferral of loan origination costs	2,625	2,228
Accrued dividends	53	61
Bond accretion	542	779
Other	—	26

Total deferred tax liabilities	8,020	8,692

Net deferred tax asset	$2,560	$2,415

Effective for taxable years commencing after December 31, 1998, financial services institutions were permitted to establish in the State of Connecticut a passive investment company (“PIC”) to hold and manage loans secured by real property. On April 1, 1999, the Bank established a PIC, as a wholly owned subsidiary of the Bank, and transferred a portion of its real estate mortgage portfolio from the Bank to the PIC. As a result, the Bank’s state deferred tax asset was written off. Income earned by a PIC is exempt from Connecticut corporation business tax, and dividends received by a financial services institution from the PIC were not taxable through December 31, 2003.

The Bank has not recorded a deferred tax liability for the tax reserve for bad debts of approximately $30.1 million that arose in tax years beginning before December 31, 1987 (the “base year amount”). A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. The base year amount will only be recognized into taxable income if the Bank ceases to be a bank or if the Bank makes distributions of property to a shareholder with respect to its stock that is in excess of the Bank’s earnings and profits accumulated in taxable years beginning after December 31, 1951. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future. Additionally, the Bank will continue to enjoy this tax exemption after its conversion from a state-chartered mutual bank to a state-chartered stock bank and the acquisitions of Connecticut Bancshares, Inc. and Alliance Bancorp of New England, Inc. in accordance with the requirements of Internal Revenue Code Section 381 (c) (4).

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

10.	Commitments and Contingencies

Cash and Due from Banks Withdrawal and Usage Restrictions

The Bank is required to maintain reserves against its transaction accounts and non-personal time deposits. As of December 31, 2003, and March 31, 2003, the Bank was required to have deposits at the Federal Reserve Bank of approximately $9.9 million and $7.1 million, respectively, to meet these requirements.

Leases

The Bank leases certain of its premises and equipment under lease agreements which expire at various dates through September 30, 2012. The Bank has the option to renew certain of the leases at fair rental values. Rental expense was approximately $708,000 for the nine months ended December 31, 2003, and $1.0 million and $912,000 for the years ended March 31, 2003 and 2002.

Future minimum payments, by fiscal year end in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following:

December 31, 2003
(In thousands)
2004	$796
2005	644
2006	505
2007	442
2008	336
thereafter	699

Total	$3,422

Loan Commitments and Letters of Credit

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit of approximately $255.6 million and $200.6 million as of December 31, 2003, and March 31, 2003, respectively, and standby letters of credit of approximately $5.1 million and $4.3 million as of December 31, 2003, and March 31, 2003, respectively.

Forward sale commitments are entered into with respect to certain individual residential loan origination commitments, with delivery conditional on the closing of the related loans. The forward sale commitments generally require delivery within 70 days of closing the related loan, and conformity with standard secondary market guidelines including loan documentation. The total outstanding amount of forward mortgage sale commitments was $90,000 at December 31, 2003 and $9.8 million at March 31, 2003. The Bank has no other off-balance sheet financial instruments that qualify as derivative instruments. Changes in the fair value of forward sale commitments and related origination commitments are equal in amount due to the Bank’s practice of entering into a sale commitment at the time it issues an origination commitment for a particular loan. Forward sales commitments related to closing loans are accounted for as fair value hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Because the forward sale commitments relate to specific closed loans, changes in the fair value of the forward commitments offset changes in the fair value of the related loans.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

These financial instruments involve, to varying degrees, elements of credit and interest rate risk. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for existing loans. Management believes that the Bank controls the credit risk of these financial instruments through credit approvals, limits and monitoring procedures and the receipt of collateral when deemed necessary.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bank management evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include income producing commercial properties, accounts receivable, inventory and property, plant and equipment.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in existing loan facilities to customers. The Bank holds real estate and marketable securities as collateral supporting those commitments for which collateral is deemed necessary.

Investment Commitments

As of December 31, 2003, and March 31, 2003, the Bank was contractually committed under three limited partnership agreements to make additional partnership investments of approximately $1.3 million and $1.7 million, respectively.

Litigation

There are various legal proceedings and unasserted claims against the Bank arising out of its business. Although it is not feasible to predict with certainty the outcome of any of these cases, in the opinion of management and based on discussions with legal counsel, the outcome of these matters is not expected to result in a material adverse effect on the financial position or future operating results of the Bank.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

11.	Other Comprehensive Income

The following tables summarize components of other comprehensive income and the related tax effects for the nine month period ended December 31, 2003 and for the years ended March 31, 2003 and 2002.

	Nine Months Ended December 31, 2003
	Before tax amount	Income tax effect	Net-of-tax amount
	(In thousands)
Unrealized loss on available for sale securities:
Unrealized holding losses arising during the period	$(3,301)	$1,175	$(2,126)
Reclassification adjustment for gains realized during the period	(153)	54	(99)

Other Comprehensive loss	$(3,454)	$1,229	$(2,225)

	Year Ended March 31, 2003
	Before tax amount	Income tax effect	Net-of-tax amount
	(In thousands)
Unrealized loss on available for sale securities:
Unrealized holding gains arising during the period	$2,579	$(901)	$1,678
Reclassification adjustment for gains realized during the period	(3,851)	1,347	(2,504)

Other comprehensive loss	$(1,272)	$446	$(826)

	Year Ended March 31, 2002
	Before tax amount	Income tax effect	Net-of-tax amount
	(In thousands)
Unrealized gain on available for sale securities:
Unrealized holding losses arising during the period	$(3,325)	$1,162	$(2,163)
Reclassification adjustment for losses realized during the period	3,701	(1,295)	2,406

Other comprehensive income	$376	$(133)	$243

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

12.	Foundation

In 1998 the Bank established the New Haven Savings Bank Foundation, Inc. (the “Foundation”). The Foundation was organized for charitable purposes and is exempt by statute from federal income taxes under applicable provisions of the Internal Revenue Code and Connecticut tax law. In order to maintain Internal Revenue Code compliance, assets of the Foundation cannot be returned to the Bank or directed for use of, or for the benefit of, the Bank. No contribution was made to the Foundation by the Bank for the nine month period ended December 31, 2003, or for the year ended March 31, 2003. For the year ended March 31, 2002, the Bank contributed $1.2 million in cash and a security with a fair market value of approximately $254,000. In connection with this stock contribution, the Bank realized a gain of approximately $254,000 (included in net securities gains in the accompanying consolidated statements of income) on the transfer of the security. The gain represents the difference between the fair market value and cost of the security transferred.

13.	Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used by management to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Due from Banks, Federal Funds Sold and Accrued Income Receivable

The carrying amount is a reasonable estimate of fair value.

Investment Securities

Fair values of securities are based on quoted market prices or dealer quotes.

Investment in Federal Home Loan Bank Stock

The carrying amount of stock in the Federal Home Loan Bank approximates its fair value.

Loans Held for Sale

The fair value of performing residential mortgage loans held for sale is estimated using quoted market prices provided by government sponsored entities.

Loans

The fair value of the net loan portfolio is determined by discounting the estimated future cash flows using the prevailing interest rates as of year end at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of non-performing loans is estimated using the Bank’s prior credit experience.

Deposits

The fair value of demand, non-interest bearing checking, savings and certain money market deposits is determined as the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the estimated future cash flows using the rates offered for deposits of similar remaining maturities as of year end.

Borrowed Funds

The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings.

NEW HAVEN SAVINGS BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and March 31, 2003 and 2002

Mortgagors’ Escrow Accounts and Other Deposits

The carrying amount is a reasonable estimate of fair value.

Values Not Determined

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” excludes certain financial, as well as nonfinancial, instruments from its disclosure requirements, including real estate included in premises and equipment, the intangible value of the Bank’s portfolio of loans serviced (both for itself and for others) and the intangible value inherent in the Bank’s deposit relationships (i.e., core deposits), among others. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying value of the Bank and its subsidiaries.

The following are the carrying amounts and estimated fair values of the Bank’s financial assets and liabilities, none of which were held for trading purposes.

	December 31, 2003		March 31,2003
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial Assets
Cash and due from banks	$46,634	$46,634	$46,432	$46,432
Federal funds sold	—	—	4,200	4,200
Investment securities	1,119,630	1,119,630	1,099,760	1,099,760
Federal Home Loan Bank of Boston Stock	13,766	13,766	13,766	13,766
Loans held for sale	90	90	2,132	2,132
Loans, net	1,289,789	1,303,498	1,158,926	1,200,666
Accrued income receivable	8,894	8,894	9,076	9,076

Financial liabilities
Demand, noninterest-bearing checking, savings and money market deposits	$1,325,078	$1,325,078	$1,264,147	$1,264,147
Time deposits	476,213	480,967	545,110	555,494
Borrowed funds	277,681	281,846	141,501	147,201
Mortgagors’ escrow and other deposits	26,904	26,904	25,706	25,706

14. Conversion to Stock Form of Ownership and Pending Acquisitions

On July 15, 2003, the Board of Directors of the Bank adopted a Plan of Conversion (the Plan), pursuant to which the Bank will convert from a state-chartered mutual bank to a state-chartered stock bank. All of the outstanding common stock of the Bank will be sold to a holding company NewAlliance Bancshares, Inc. (“the Company”) which will issue and sell its stock pursuant to the Plan. All of the stock of the Company to be issued in the conversion is being offered to eligible and supplemental eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in a subscription offering pursuant to subscription rights in order of priority as set forth in the Plan. The Bank plans to establish an Employee Stock Ownership Plan (“ESOP”) for the benefit of eligible employees, to become effective upon the conversion. The ESOP may borrow the proceeds necessary to fund the purchase of up to 7% of the common stock issued provided, however, that the ESOP may not purchase in the conversion more than 5% of the common stock sold. The Bank expects to make annual contributions adequate to fund the payment of any indebtedness of the ESOP. The Bank’s Plan provides for the establishment of an additional charitable foundation (NewAlliance Foundation) in connection with the conversion. The NewAlliance Foundation will be funded with a contribution of four million shares of the Company’s common stock. This contribution will result in the recognition of expense, equal to the fair value of the shares contributed, in the period in which the contribution is made net of tax benefits. The NewAlliance Foundation will be dedicated to charitable purposes within the Bank’s local community, including community development activities. Effective upon the conversion, the Company intends to enter into employment agreements with certain executives. The agreements will include, among other things, provisions for minimum annual compensation and certain lump-sum severance payments in the event of a “change in control”. The Bank had incurred conversion and merger costs of approximately $5.6 million as of December 31, 2003. Conversion costs will be deferred and deducted from the proceeds of the shares sold in the conversion. Merger costs are deferred and will be included in goodwill. If the conversion is not completed, all costs incurred will be charged to expense. The deposit accounts of the Bank’s depositors will continue to be insured by the FDIC and will not be affected by the conversion. The Plan provides for the establishment, upon the completion of the conversion, of a special “liquidation account” for the benefit of eligible account holders and supplemental eligible account holders (if any) in an amount equal to the surplus of the Bank as of the date of its latest balance sheet contained in the final prospectus used in connection with the conversion. Account holders who continue to maintain deposit accounts at the Bank would be entitled, on a complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the stockholders of the Bank. Upon completion of the conversion, the Bank’s surplus will be substantially restricted with respect to payment of dividends to stockholders due to the liquidation account. Subsequent to the offering, the Company and the Bank may not declare or pay dividends on, nor repurchase any of its shares of common stock, if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

On July 15, 2003, the Bank entered into an agreement to acquire Connecticut Bancshares, Inc. (Connecticut Bancshares) and entered into an agreement to acquire Alliance Bancorp of New England, Inc. (Alliance). Connecticut Bancshares is the parent company of Savings Bank of Manchester. Alliance is the parent company of Tolland Bank. The transactions involve the conversion of New Haven Savings Bank from a mutual savings bank to a stock savings bank (as discussed above), the formation of a holding company, the Company, and the mergers of Connecticut Bancshares and Alliance into the Company, and Savings Bank of Manchester and Tolland Bank into the Bank. Each issued and outstanding share of Connecticut Bancshares and each option to purchase Connecticut Bancshares common stock will automatically convert into the right to receive $52.00 in cash. Each issued and outstanding share of Alliance common stock will be valued at $25.00 and exchanged for 2.5 shares of the Company common stock based on $10 (the initial public offering price of the Company’s common stock). Alternatively, Alliance shareholders may elect to receive $25 in cash, provided cash payments in total shall not exceed 25% of the aggregate Alliance acquisition consideration. All required regulatory approvals have been received for the Plan of Conversion and Merger agreements. Consummation of the mergers is subject to shareholder approval. In addition, the Connecticut Bancshares acquisition is subject to the successful completion of the Bank’s consummation of its mutual-to-stock conversion as well as the Company’s initial public offering. The conversion and acquisitions are anticipated to close in April 2004.

15. Selected Quarterly Consolidated Information (unaudited)

	For the Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002
	(In thousands)
Interest and dividend income	$26,477	$25,170	$26,220	$26,701	$28,374	$30,717	$31,020
Interest expense	7,541	7,203	7,515	8,138	9,442	10,764	11,273

Net interest income before provision for loan losses	18,936	17,967	18,705	18,563	18,932	19,953	19,747
Provision for loan losses	—	—	—	—	—	—	—

Net interest income after provision for loan losses	18,936	17,967	18,705	18,563	18,932	19,953	19,747
Non-interest income	4,101	4,579	3,562	5,531	6,295	2,547	4,234
Non-interest expense	18,525	17,091	14,169	15,155	13,919	16,335	14,155

Income before income taxes	4,512	5,455	8,098	8,939	11,308	6,165	9,826
Income taxes	1,336	1,867	2,786	3,101	3,851	2,058	3,351

Net income	$3,176	$3,588	$5,312	$5,838	$7,457	$4,107	$6,475

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
2.1	Third Amended and Restated Plan of Conversion of NewAlliance Bancshares, Inc. Incorporated herein by reference is Exhibit 2.3 filed with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed January 16, 2004.

2.2	Agreement and Plan of Merger dated as of July 15, 2003 by and among The New Haven Savings Bank, Alliance Bancorp of New England, Inc. and Tolland Bank, as amended by Amendment No. 1 thereto dated as of September 23, 2003. Incorporated herein by reference is Appendix A of Part I of the Registrant’s Registration Statement on Form S-4, Registration No. 333-109569, filed on October 8, 2003.

2.3	Agreement and Plan of Merger dated as of July 15, 2003 by and among The New Haven Savings Bank, Connecticut Bancshares, Inc. and The Savings Bank of Manchester (filed herewith).

3.1	Certificate of Incorporation of NewAlliance Bancshares, Inc. Incorporated herein by reference is Exhibit 3.1 filed with the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed September 30, 2003.

3.2	By-laws of NewAlliance Bancshares, Inc. Incorporated by reference is Exhibit 3.2 filed with the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed September 30, 2003.

10.1	New Haven Savings Bank Deferred Compensation Plan. Incorporated herein by reference is Exhibit 10.2 filed with the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed September 30, 2003.

10.2	Fourth Amendment to New Haven Savings Bank Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.3.2 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.

10.2.1	New Haven Savings Bank 2004 Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.3.3 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.

10.3	NewAlliance Bancshares, Inc. Employee Stock Ownership Plan Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.4 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.

10.4	New Haven Savings Bank Profit Sharing Plan Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.5 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.

10.5	New Haven Savings Bank Executive Incentive Plan. Incorporated herein by reference is Exhibit 10.6 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.

10.6	Employee Severance Plan. Incorporated herein by reference is Exhibit 10.8 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.

14	Code of Ethics for Senior Financial Officers of NewAlliance Bancshares (filed herewith).

21	Subsidiaries of the NewAlliance Bancshares/New Haven Savings Bank (filed herewith).

31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Merrill B. Blanksteen pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Merrill B. Blanksteen pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Peyton R. Patterson
Peyton R. Patterson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peyton R. Patterson Peyton R. Patterson	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 30, 2004

/s/ Merrill B. Blanksteen Merrill B. Blanksteen	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 30, 2004

/s/ Mark F. Doyle Mark F. Doyle	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 30, 2004

/s/ Roxanne J. Coady Roxanne J. Coady	Director	March 30, 2004

/s/ John F. Croweak John F. Croweak	Director	March 30, 2004

/s/ Richard J. Grossi Richard J. Grossi	Director	March 30, 2004

/s/ Robert J. Lyons, Jr. Robert J. Lyons, Jr.	Director	March 30, 2004

/s/ Julia M. McNamara Julia M. McNamara	Director	March 30, 2004

/s/ Gerald B. Rosenberg Gerald B. Rosenberg	Director	March 30, 2004

/s/ Robert N. Schmalz Robert N. Schmalz	Director	March 30, 2004

/s/ Cornell Scott Cornell Scott	Director	March 30, 2004

/s/ Nathaniel D. Woodson Nathaniel D. Woodson	Director	March 30, 2004

/s/ Joseph A. Zaccagnino Joseph A. Zaccagnino	Director	March 30, 2004