Form 10-Q
period 2004-03-31
NEWALLIANCE BANCSHARES INC
filed 2004-05-13
CIK 1264755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 000-50610

NEWALLIANCE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2407114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510
(Address of principal executive officers)	(Zip Code)

(203) 789-2767

(Registrant’s telephone number, including area code)

________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

There were no shares of the registrant’s Common Stock outstanding as of March 31, 2004.

New Haven Savings Bank

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
	(In thousands)
Assets
Cash and due from banks, noninterest bearing	$42,167	$46,634
Federal funds sold	694,200	—

Cash and cash equivalents	736,367	46,634
Investment securities available for sale (note 4 )	2,081,538	1,119,280
Investment securities held to maturity	350	350
Loans held for sale	35	90
Loans receivable, net	1,314,914	1,289,789
Accrued interest and dividends receivable	9,060	8,894
Federal Home Loan Bank stock	14,909	13,766
Premises and equipment, net	33,696	34,119
Real estate owned, net	—	23
Deferred tax asset, net	—	2,560
Other assets	34,707	21,225

Total assets	$4,225,576	$2,536,730

Liabilities and Capital
Deposits (note 5)	$3,414,638	$1,801,291
Mortgagors' escrow and other deposits	32,076	26,904
FHLB advances and other borrowings	344,856	277,681
Accrued interest payable on deposits and borrowings	1,289	1,187
Deferred tax liability	742	—
Other liabilities	19,446	23,666

Total liabilities	3,813,047	2,130,729
Capital
Undivided profits	407,149	405,172
Accumulated other comprehensive income	5,380	829

Total equity	412,529	406,001

Total liabilities and equity	$4,225,576	$2,536,730

See accompanying notes to consolidated financial statements.

New Haven Savings Bank

Consolidated Statements of Income

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
	(In thousands)
Interest and dividend income:
Real estate mortgage loans	$8,227	$8,933
Commercial real estate loans	4,602	4,963
Commercial loans	1,277	1,466
Consumer loans	3,169	2,974
Investment securities:
Interest	9,278	7,691
Interest-tax exempt	3	—
Dividends	501	676

Total interest and dividend income	27,057	26,703

Interest expense:
Deposits (note 5)	5,224	6,573
Federal Home Loan Bank advances and other borrowings	2,793	1,565

Total interest expense	8,017	8,138

Net interest income before provision for loan losses	19,040	18,565
Provision for loan losses	300	—

Net interest income after provision for loan losses	18,740	18,565

Non-interest income:
Depositor service charges	1,793	1,806
Loan and servicing fees	99	521
Trust fees	551	455
Investment and insurance fees	654	963
Rental income	759	674
Net (loss) gain on limited partnerships	—	25
Net gain on sale of investment securities	36	597
Net gain on sale of loans	35	392
Other	48	99

Total non-interest income	3,975	5,532

Non-interest expense:
Salaries and employee benefits (note 6)	8,614	8,781
Occupancy expense	1,890	1,862
Furniture and fixture expense	1,112	964
Outside services	2,298	1,849
Advertising, public relations, and sponsorships	373	618
Conversion and merger related charges	3,964	10
Other	1,523	1,071

Total non-interest expense	19,774	15,155

Income before income taxes	2,941	8,942
Income taxes	964	3,102

Net income	$1,977	$5,840

Net Income per common share
Basic	n/a	n/a
Diluted	n/a	n/a

See accompanying notes to consolidated financial statements.

New Haven Savings Bank

Consolidated Statements of Changes in Capital Accounts

For the Three Months Ended March 31, 2004

	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
		(unaudited)
	(In thousands)
Balance, December 31, 2003	$405,172	$829	$406,001

Comprehensive income
Net income	1,977	—	1,977
Change in unrealized gain on securities available for sale, net of taxes	—	4,551	4,551

Total comprehensive income			6,528
Balance, March 31, 2004	$407,149	$5,380	$412,529

See accompanying notes to consolidated financial statements.

New Haven Savings Bank

Consolidated Statement of Cash Flows

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$1,977	$5,840
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan loss	300	—
Recovery of OREO losses	(3)	—
Gain (loss) on sales of other real estate owned and
non performing loans, net	6	(12)
Depreciation and amortization	1,042	950
Amortization of premium on assets acquired	6	25
Change in deferred income taxes	946	2,182
Net amortization/accretion on investment securities	201	1,750
Net securities gains	(36)	(597)
Net gain on sales of performing loans	(35)	(392)
(Increase) decrease in accrued income receivable	(166)	295
(Increase) decrease in other assets	(13,488)	1,068
(Decrease) increase in other liabilities	(4,118)	1,100

Net cash (used) provided by operating activities	(13,368)	12,209

Cash flows from investing activities
Proceeds from maturity of available for sale securities	3,778,147	57,894
Proceeds from sales of available for sale securities	56,550	37,094
Purchase of available for sale securities	(4,790,214)	208,440
Purchase of FHLB stock	(1,143)	(314,233)
Proceeds from sales of loans	743	22,664
Net increase in loans	(26,077)	(25,528)
Proceeds from sales of other real estate owned	20	22
Purchase of premises and equipment	(619)	(2,417)

Net cash used in investing activities	(982,593)	(16,064)

Cash flows from financing activities
Net increase (decrease) in deposits	1,613,347	(21,020)
Increase (decrease) in mortgagors' escrow accounts	5,172	(2,578)
Proceeds from borrowed funds	539,003	176,851
Repayments of borrowed funds	(471,828)	(157,353)

Net cash provided (used) by financing activities	1,685,694	(4,100)

Net increase (decrease) in cash and cash equivalents	689,733	(7,955)
Cash and equivalents, beginning of year	46,634	58,587

Cash and equivalents, end of period	$736,367	$50,632

Supplemental information
Cash paid for
Interest on deposits and borrowings	$7,915	$8,274
Income taxes paid, net	—	13,147
Noncash transactions
Loans transferred to other real estate owned	—	70

See accompanying notes to consolidated financial statements.

New Haven Savings Bank

Notes to Unaudited Consolidated Interim Financial Statements

1.	Basis of Presentation and Principles of Consolidation

The Consolidated Interim Financial Statements include the accounts of New Haven Savings Bank (“the Bank”) and its subsidiaries. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results, which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of New Haven Savings Bank could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses, the valuation of mortgage servicing rights and the determination of the obligation for pension and other post retirement benefits. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in NewAlliance Bancshares’ Annual Report on Form 10-K for the nine months ended December 31, 2003.

New Haven Savings Bank changed its fiscal year end to December 31 effective December 31, 2003.

2.	Conversion to Stock Form of Ownership and Pending Acquisitions

On April 1, 2004 under the Bank’s Plan of Conversion (“the Plan”) pursuant to which the Bank converted from a state-chartered mutual bank to a state-chartered stock bank and the acquisitions of Connecticut Bancshares, Inc. (“Connecticut Bancshares”) and Alliance Bancorp of New England, Inc. (“Alliance”) was consummated. All of the outstanding common stock of the Bank was sold to a holding company, NewAlliance Bancshares, Inc. (“the Company”), which sold its stock pursuant to the Plan. All of the stock of the Company issued in the conversion was offered to eligible and supplemental eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in a subscription offering pursuant to subscription rights in order of priority as set forth in the Plan. The Company sold 102,493,750 shares of common stock at $10.00 per share in the conversion offering and issued 4,000,000 shares of common stock to the NewAlliance Foundation. The Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of eligible employees, which became effective upon the conversion. The ESOP borrowed from NewAlliance Bancshares, Inc. the proceeds necessary to fund the purchase of 7% of the common stock issued. The ESOP did not purchase any shares in the conversion, but completed its purchases in the open market on April 19, 2004. The Bank expects to make annual contributions adequate to fund the payment of the regular debt service requirements attributable to the indebtedness of the ESOP. The Bank’s Plan provided for the establishment of an additional charitable foundation (NewAlliance Foundation) in connection with the conversion. The NewAlliance Foundation was funded with the above mentioned contribution of 4,000,000 shares of the Company’s common stock. This contribution resulted in the recognition of expense, equal to the fair value of the shares contributed, in the period in which the contribution was made net of tax benefits. The NewAlliance Foundation will be dedicated to charitable purposes within the Bank’s local community, including community development activities. The Bank has incurred conversion and merger related costs of $24.3 million through March 31, 2004. Of this amount, $8.0 million was expensed during the periods incurred in 2003 and 2004. The remainder, $16.3 million has been deferred and will be either 1) deducted from proceeds of the shares sold in the offering (conversion related expenses) or 2) included in goodwill (merger related charges). The Plan provided for the establishment, upon the completion of the conversion, of a special “liquidation account” for the benefit of eligible account holders in an amount equal to the surplus of the Bank as of the date of its latest balance sheet contained in the final prospectus used in connection with the conversion. Account holders who continue to maintain deposit accounts at the Bank would be entitled, on a complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the stockholders of the Bank. The Bank’s surplus will be substantially restricted with respect to payment of dividends to stockholders due to the liquidation account. Subsequent to the offering, the Company and the Bank may not declare or pay dividends on, nor repurchase any of its shares of common stock, if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

As of the close of trading on April 1, 2004 shareholders of Connecticut Bancshares received $52.00 in cash for each share of Connecticut Bancshares stock owned at that date for total consideration paid at closing of $579.4 million and $31.2 million for the cancellation of options. Shareholders of Alliance as of the close of trading on April 1, 2004 who elected to receive cash received $25.01 per Alliance share or a total of approximately $192,000 in cash. Those who elected to receive stock received 2.501 shares of NewAlliance Bancshares stock for each Alliance share or a total of 7,664,986 shares. These financial statements do not reflect the operations of either Connecticut Bancshares or Alliance.

3.	Recent Accounting Pronouncements

FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities”, (FIN 46R) addresses consolidation by business enterprises of variable interest entities. FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entities activities, or is entitled to receive a majority of the variable interest entities residual returns, or both. The Bank has interests in 1) limited partnerships in certain low income housing projects that generate tax credits, 2) makes investments in companies that construct, acquire and rehabilitate local real estate projects and 3) is a limited partner in SBIC limited partnerships that make equity and debt investments in individual companies. The Bank has evaluated all of the variable interest entities with which it is associated and based upon that evaluation; no variable interest entities meeting the definition of a primary beneficiary were identified. Therefore the adoption of FIN 46R as of March 31, 2004 did not have a material effect on its financial position or results of operations.

SFAS No. 132 (revised December 2003) “Employers Disclosures about Pensions and Other Postretirement Benefits” (FAS 132R). This statement changes the disclosure requirements for pension plans and other postretirement plans. This Statement retains the disclosures required by the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. In addition, this Statement requires interim period disclosure of the components of net periodic benefit cost and contributions if significantly different from previously reported amounts. The Bank has adopted the provisions of this statement effective December 31, 2003. See Note 6 for the additional disclosures required by this statement.

SFAS No. 149 (April 2003). “Amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”, (SFAS 149). This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement No. 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard had no impact on the consolidated financial statements of New Haven Savings Bank.

SFAS No. 150 (May 2003). “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, (SFAS 150). This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard had no effect on the consolidated financial statements of the Bank.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible retirees with a range of options for complying with the new government-sponsored program to potentially reduce program cost. The impact of the Act on the

Bank’s accumulated pension benefit obligation and net periodic postretirement benefit cost has not been included. Specific authoritative guidance on the accounting for the federal subsidy is pending and guidance, when issued, could require the Bank to change previously reported information. Pursuant to guidance from the FASB under Staff Position SFAS No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, the Bank has chosen to defer recognition of the potential effects of the Act.

On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 – Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of SAB 105 will not have a material impact on the Bank’s consolidated results of operations or financial position, as the Bank’s current accounting treatment for such loan commitments is consistent with the provisions of SAB 105.

4.	Investment Securities Available For Sale

A summary of available for sale securities follows:

	March 31, 2004				December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Available for Sale Portfolio:
U.S. Government and Agency obligations	$987,651	$195	$(33)	$987,813	$57,482	$99	$(33)	$57,548
Corporate obligations	54,764	551	(179)	55,136	54,784	285	(192)	54,877
Other bonds and obligations	52,453	593	(13)	53,033	57,908	367	(135)	58,140
Marketable and trust preferred equity securities	85,593	379	(552)	85,420	90,788	141	(1,245)	89,684
Money market funds	105,200	—	—	105,200	13,000	—	—	13,000
Mortgage-backed securities	787,726	8,142	(932)	794,936	844,073	4,982	(3,024)	846,031

Total	$2,073,387	$9,860	$(1,709)	$2,081,538	$1,118,035	$5,874	$(4,629)	$1,119,280

At March 31, 2004, the net unrealized gain on securities available for sale of $8.2 million, net of income taxes of $2.8 million, is included in accumulated other comprehensive income of $5.4 million in equity. At December 31, 2003, the net unrealized gain on securities available for sale of $1.2 million, net of income taxes of $416,000, is included in accumulated other comprehensive income of $829,000 in equity.

5.	Deposits

A summary of deposits by account types is as follows:

	March 31, 2004	December 31, 2003
	(In thousands)
Regular savings	$522,254	$495,748
Money market accounts	578,936	632,279
NOW accounts	1,682,347	12,691
Club accounts	1,288	805
Demand deposits	172,454	183,555
Time deposits	457,359	476,213

Total deposits	$3,414,638	$1,801,291

Interest expense on deposits, by account type, is summarized as follows:

	For the Three Months Ended March 31,
	2004	2003
	(In thousands)
Regular savings	$594	$1,089
Money market accounts	1,777	1,784
NOW accounts	419	89
Club accounts	1	2
Time deposits	2,433	3,609

Total deposits	$5,224	$6,573

6.	Employee Benefits

Pension Plans

The Bank has a non-contributory defined benefit retirement plan (the “Plan”) covering substantially all employees who have attained age 21 and completed 1,000 hours of service in a consecutive twelve-month period. Participants in the Plan become vested in their accrued benefit upon completing five years of service. Participants also become vested in their accrued benefit upon attainment of their “normal retirement age” (as described in the Plan) or upon incurring a disability. The Plan provides a monthly benefit upon retirement based on years of service and compensation during the highest paid consecutive five years of employment. Pension costs are funded as accrued and include amortization of prior service cost over 30 years.

The Bank also has a supplemental retirement plan (the “Supplemental Plan”) that provides benefits for certain key executive officers. Benefits under the Supplemental Plan are based on a predetermined formula as more fully described in the pension document. The benefits under the Supplemental Plan are reduced by other benefits as defined in the pension document. The liability arising from this plan is being accrued over the participants’ remaining period of services so that at the expected retirement date, the present value of the annual payments will have been expensed.

New Haven Savings Bank has amended the supplemental plan in connection with its conversion to a stock bank to freeze the accrual of benefits. Because future benefits were reduced, this event resulted in a gain of $943,000 being recorded in the three months ending March 31, 2004. New Haven Savings Bank adopted a new supplemental executive retirement plan as of December 31, 2003.

Other Postretirement Benefit Plans

The Bank sponsors a health care plan and a life insurance plan (the “Postretirement Plan”) for the benefit of full-time employees who meet minimum age and service requirements. Benefits under the Postretirement Plan are limited to a fixed dollar amount and are based on a predetermined formula as more fully described in the plan document. The cost of providing retiree health care and other postretirement benefits is recognized over the period the employee renders service to the Bank.

The table below presents the net periodic benefit cost of the above-mentioned Qualified Pension Plan, Supplemental Pension Plan and Other Postretirement Benefits.

Components of Net Periodic Benefit Cost

Three Months Ended March 31,

	Qualified Pension		Supplemental Pension		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$308	$95	$98	$170	$14	$2
Interest cost	417	180	125	217	19	5
Expected return on plan assets	(486)	(271)	—	—	—	—
Amortization and deferral	(24)	(15)	12	204	13	4
Recognized net gain	22	(8)	—	—	(1)	(4)
Additional amount due to settlement, curtailment or special termination benefits	—	75	(943)	—	—	14

Net periodic pension cost (benefit)	$237	$56	$(708)	$591	$45	$21

7.	Other Comprehensive Income

The following tables summarize components of other comprehensive income and the related tax effects for the three month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31, 2004
	Before tax amount	Income tax effect	Net-of-tax amount
Unrealized gain on available for sale securities:
Unrealized holding gains arising during the period	$6,943	$(2,369)	$4,574
Reclassification adjustment for gains realized during the period	(36)	13	(23)

Other comprehensive income	$6,907	$(2,356)	$4,551

	Three Months Ended March 31, 2003
	Before tax amount	Income tax effect	Net-of-tax amount
Unrealized loss on available for sale securities:
Unrealized holding losses arising during the period	$(1,310)	$458	$(852)
Reclassification adjustment for gains realized during the period	(597)	209	(388)

Other comprehensive loss	$(1,907)	$667	$(1,240)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

New Haven Savings Bank (the “Bank”) offers a range of personal and business products through our 36 branch offices, ATMs, 24-hour phone access and online banking. We offer business and retail loans and, deposits, brokerage services, trust and insurance products. We are headquartered in New Haven and our offices are located in New Haven and Middlesex Counties, Connecticut.

In 2003 we organized NewAlliance Bancshares, Inc. (the “Company”), a Delaware business corporation, in connection with the proposed conversion of the Bank from mutual to capital stock form. On April 1, 2004 we completed the planned conversion from a mutual bank to a stock bank and simultaneously completed the planned acquisitions of Connecticut Bancshares, Inc., the holding company of Savings Bank of Manchester and Alliance Bancorp of New England, Inc., the holding company of Tolland Bank – located in Manchester and Vernon, Connecticut, respectively. At March 31, 2004, Connecticut Bancshares had $2.56 billion in assets and Alliance Bancorp had $430.1 million in assets.

The Bank’s conversion resulted in the Company owning all of the Bank’s outstanding capital stock. The Bank is now a wholly-owned subsidiary of the Company, a bank holding company regulated by the Federal Reserve Board. On April 1, 2004 the Bank changed its name to NewAlliance Bank.

The conversion and acquisitions will have a significant impact on the Company by more than doubling the assets and deposits of the new institution and by expanding the branch network to 74 branches by the addition of 38 branches in Hartford, Tolland and Windham Counties. The Bank’s assets totaled $4.23 billion at quarter end, up $1.69 billion, or 66.6%, from the December 31, 2003 balance, driven by the Bank’s planned conversion. At March 31, 2004 the Bank held $1.70 billion in deposits for purchase of the Company’s stock, including $678.8 million returned to subscribers subsequent to the April 1, 2004 closing, as the subscription offering was oversubscribed.

These financial statements do not reflect the operations of either Connecticut Bancshares or Alliance.

Forward Looking Statements

This report, presented by the Company and its authorized officials, may contain certain forward looking statements regarding the Company’s prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the word “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effects of its plans or strategies, including the Bank’s conversion to a stock savings bank and acquisitions of Connecticut Bancshares and Alliance, is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in market interest rates, loan prepayment rates, general economic conditions, legislation, and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for financial services, and loan, deposit and investment products in the Company’s local markets; changes in accounting principles and guidelines; war or terrorist activities; the ability to successfully integrate the Connecticut Bancshares and Alliance franchises and retain their customers and employees; the ability to successfully implement the Company’s re-branding initiative for “NewAlliance”; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company’s operations, pricing and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Critical Accounting Policies

The accounting policies followed by the Bank and its subsidiaries conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex subjective decisions or assessment relate to income taxes, pension and other post retirement benefits, intangible assets, mortgage servicing rights, the allowance for loan losses, other than temporary impairment of securities and amortization and accretion on investment securities.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

Earnings Summary. Net income decreased by $3.9 million, or 66.1% to $2.0 million for the quarter ended March 31, 2004 from $5.8 million for the three months ended at March 31, 2003. This decline is primarily attributable to an increase of $4.6 million in non-interest expenses, a decrease of $1.6 million in non-interest income and an increase of $300,000 in the provision for loan losses partially offset by an increase of $475,000 in net interest income and a decrease of $2.1 million in income taxes due to the lower income.

Net Interest Income Analysis

	For the Three Months Ended
	March 31, 2004			March 31, 2003
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,293,574	$17,275	5.34%	$1,152,820	$18,336	6.36%
Investment securities	659,175	1,561	0.95	339,487	1,505	1.77
Investment securities - Tax Exempt	325	3	3.69	—	—	—
Mortgage-backed securities	833,202	8,140	3.91	747,271	6,752	3.61
FHLB stock	14,649	78	2.13	13,766	110	3.20

Total interest earning assets	2,800,925	27,057	3.86%	2,253,344	26,703	4.74%
Non-interest earning assets	143,048			115,179

Total assets	$2,943,973			$2,368,523

Interest-bearing liabilities:
Deposits:
Money market accounts	$594,159	$1,777	1.20	$506,460	$1,784	1.41
NOW accounts	440,681	419	0.38	29,320	89	1.21
Savings accounts	499,962	595	0.48	544,982	1,091	0.80
Certificates of deposit and retirement accounts	465,124	2,433	2.09	565,449	3,609	2.55

Total interest-bearing deposits	1,999,926	5,224	1.04	1,646,211	6,573	1.60
FHLB advances and other borrowing (2)	338,322	2,793	3.30	150,635	1,565	4.16

Total interest bearing liabilities	2,338,248	8,017	1.37%	1,796,846	8,138	1.81%
Non-interest-bearing demand deposits	175,686			156,830
Other non-interest bearing liabilities	19,815			20,570

Total liabilities	2,533,749			1,974,246
Equity	410,224			394,277

Total liabilities and equity	$2,943,973			$2,368,523

Net interest-earning assets	$462,677			$456,498

Net interest income		$19,040			$18,565

Interest rate spread			2.49%			2.93%
Net interest margin (net interest income as a percentage of total interest earning assets)			2.72%			3.30%
Ratio of total interest-earning assets to total interest-bearing liabilities			119.79%			125.41%

(1)	Average balances include non-accrual loans

(2)	Includes mortgagors’ escrow balances

Net Interest Income. Net interest income for the quarter ended March 31, 2004 was $19.0 million, compared to $18.6 million for the same period in the prior year. This $475,000, or 2.6%, increase is primarily due to an increase of approximately $4.1 million in net income due to balance changes, offset by a decrease of approximately $3.6 million in net interest income due to rate changes.

Interest Income. Interest income for the quarter ended March 31, 2004 was $27.1 million, compared to $26.7 million for the quarter ended March 31, 2003, an increase of $354,000, or 1.3%. Substantially all of the increase in interest income resulted from an increase in the average balance on interest-earning assets of $547.6 million partially offset by a decrease of 88 basis points on the rate earned. The increase in the average balance was primarily due to funds received in anticipation of the pending stock offering and were primarily concentrated in investment securities. The decrease on the rate earned was due to the Bank investing in short-term low yielding assets due to the liquidity needs of the then pending acquisitions. Management expects the yield on interest-earning assets to increase after the acquisitions as investments are liquidated to fund the purchase of Connecticut Bancshares or are redeployed into higher yielding investment vehicles. Interest income on loans decreased $1.1 million, or 5.8%, from $18.3 million for the quarter ended March 31, 2003. The decrease was due to a 102 basis point decline in the average yield due to the lower interest rate environment, partially offset by a $140.8 million increase in the average balance of loans outstanding. Interest income on mortgage-backed securities increased $1.4 million, or 20.6%, due to a 30 basis point increase in the average yield on these securities and an $85.9 million increase in the average balance. The increase in yield was due to a decrease in prepayment speeds which resulted in less premium amortization this period versus the same period a year ago. The increase in the average balance of mortgage-backed securities was due to the more favorable yields offered on these securities for comparable risk.

Interest Expense. Interest expense decreased $121,000, or 1.5%, to $8.0 million for the quarter ended March 31, 2004 from $8.1 million for the same period in 2003. The decrease was primarily due to a 44 basis point decrease on the rate paid on interest bearing liabilities, partially offset by a $541.4 million increase in the average balance of these liabilities. Interest expense on certificates of deposit decreased $1.2 million, or 33.0% due to a 46 basis point decrease in the rate paid and a $100.3 million decrease in the average balance. The decrease in the rate paid was due to the lower market rate environment. The decrease in the average daily balance was the result of management’s strategy of reducing reliance on higher cost certificates of deposit, particularly from non-core deposit customers. Interest expense on savings, NOW and money market accounts decreased $172,000, or 5.8%, due to a 37 basis point decrease in the rate paid, partially offset by a $454.0 million increase in the average balance on these deposits. The decrease in rate paid was due to the lower rate environment, while the increase in average balance was primarily due to balance increases from funds received in anticipation of the pending stock offering. Interest expense on FHLB advances and other borrowings increased $1.2 million, or 78.5%, from $1.6 million for the quarter ended March 31, 2003 to $2.8 million for the same period in 2004. The increase is due primarily to a $187.7 million increase in the average balance for these borrowings partially offset by an 86 basis point decrease in the cost of these funds. The increase in the average balance of FHLB advances was due to using the advances to fund purchases of mortgage-backed securities and match fund certain fixed rate loans.

Provision for Loan Losses. The provision for loan losses is based on management’s periodic assessment of the adequacy of the loan loss allowance which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics; the level of non-performing loans and charge-offs, both current and historic; local economic conditions, the direction of real estate values; and current trends in regulatory supervision.

The Bank recorded a $300,000 provision for the quarter ended March 31, 2004 compared to $0 for the same period in 2003. Management performs a monthly review of the loan portfolio and based on this review determines the level of the provision necessary to maintain an adequate loan loss allowance. The primary factors that influenced the increase in the provision were the rise in net charge-offs and the growth in the loan portfolio. The increase in charge-offs mainly reflects the default of one borrower in the amount of $2.0 million. At March 31, 2004, the allowance for loan losses was $15.9 million, which represented 734.3% of non-performing loans and 1.2% of total loans. This compared to the allowance for loan losses of $18.9 million at March 31, 2003 representing 482.7% of non-performing loans and 1.6% of total loans.

For additional information about the allowance for loan losses, please see the discussion of “Allowance For Loan Losses” beginning on page 20.

Non-Interest Income. Non-interest income decreased $1.6 million, or 28.2%, to $4.0 million for the three months ended March 31, 2004. The principal categories of non-interest income are as follows:

	For the Three Months Ended March 31,
	2004	2003	Change
	(In thousands)
Depositor service charges	$1,793	$1,806	$(13)	(0.72)%
Loan and servicing fees	99	521	(422)	(81.00)
Trust fees	551	455	96	21.10
Investment and insurance fees	654	963	(309)	(32.09)
Rental income	759	674	85	12.61
Net (loss) gain on limited partnerships	—	25	(25)	(100.00)
Net gain on sale of investment securities	36	597	(561)	(93.97)
Net gain on sale of loans	35	392	(357)	(91.07)
Other	48	99	(51)	(51.52)

Total non-interest income	$3,975	$5,532	$(1,557)	(28.15)%

The net decrease in gains on sales of investment securities was primarily because the Bank restructured its investment portfolio during the prior period, which resulted in the recording of security gains. Loan and servicing fees decreased primarily due to a decrease in prepayment fees in the commercial mortgage portfolio from the prior period due to heavy refinancing activity in the prior period. These loan and servicing fee decreases were partially offset by decreases in the amount of mortgage servicing write-downs and deferred costs amortized due to a moderating of payoffs in the serviced residential mortgage portfolio. Investment and insurance fees decreased primarily to a decrease in annuity fee income due to the relative unattractiveness of that investment vehicle in the current rate environment and reduced commission rates. The decrease in net gain on sale of loans was due to a decrease in loans originated and sold in the secondary market due to the reduced refinancing activity industry-wide.

Non-Interest Expense. Non-interest expense increased by $4.6 million, or 30.5%, for the three months ending March 31, 2004. The principal categories of non-interest expense are as follows:

	For the Three Months Ended March 31,
	2004	2003	Change
	(In thousands)
Salaries and employee benefits	$8,614	$8,781	$(167)	(1.90)%
Occupancy expense	1,890	1,862	28	1.50
Furniture and fixture expense	1,112	964	148	15.35
Outside services	2,298	1,849	449	24.28
Advertising, public relations, and sponsorships	373	618	(245)	(39.64)
Conversion and merger related charges	3,964	10	3,954	39,540.00
Other	1,523	1,071	452	42.20

Total non-interest expense	$19,774	$15,155	$4,619	30.48%

The increase in conversion and merger related charges was the primary cause for the increase in non-interest expense. Conversion and merger related charges were primarily for legal, accounting, consulting assistance, advertising and expenses related to rebranding the Bank. We expect that conversion and merger related charges resulting from our conversion to a stock bank and simultaneous acquisitions of Connecticut Bancshares and Alliance will continue during 2004 as we integrate the Connecticut Bancshares and Alliance systems into NewAlliance Bank.

Salaries and employee benefits decreased primarily due to the freezing of the Supplemental Plan (see Footnote 6), which resulted in the Bank recording a credit of $943,000 to employee benefits expense. This credit was partially offset due to increased salaries incurred by increased staffing levels as the Bank converted from a mutual savings bank to a stock bank and to normal salary increases.

Outside services increased primarily due to audit and examination fees due to costs related to more extensive review necessary as the Bank prepared to become a public company. Other expenses increased primarily due to increases in director and officer liability insurance coverage. Premiums for this coverage increased due to the Bank’s exposure as a public company, and the Bank increased the level of its coverage.

It is expected that non-interest expense will increase as the Company absorbs greater costs as a result of being a public company. Also, as a result of converting to a public company the Company made a contribution of $40.0 million in Company stock to the NewAlliance Foundation. The expense for this contribution will be recorded in the second quarter of the year, and will affect year to date earnings.

Income Tax Expense. Income tax expense was $1.0 million for the quarter ending March 31, 2004, a decrease of $2.1 million, or 69.0%, from $3.1 million in the corresponding period in 2003, due to lower income. The effective tax rate was 32.8% at March 31, 2004 compared to 34.7% at March 31, 2003.

Financial Condition

The Bank recorded total assets of $4.23 billion at March 31, 2004, up $1.69 billion, or 66.6%, from the balance recorded at December 31, 2003. Investment securities represented $2.08 billion of the 2004 total, having risen $962.3 million, or 85.9%, over the three-month period. Cash and cash equivalents totaled $736.4 million at March 31, 2004, signifying an increase of $689.7 million, or 1,478.0%, since December 31, 2003. These increases are a direct result of the inflow of funds through a subscription stock offering to New Haven Savings Bank’s eligible depositors in anticipation of the Bank converting from the mutual to the capital stock form of organization. Deposits received from potential investors were invested in federal funds sold and short-term investments in anticipation of funding the purchase of Connecticut Bancshares and to refund monies to depositors who were unable to purchase the full amount of their subscription because the subscription offering was oversubscribed.

Asset growth was also fueled by a $25.1 million increase in loans to $1.31 billion at March 31, 2004 compared to $1.29 billion at December 31, 2003. The increase was primarily in home equity loans and home equity lines of credit, a core business for the Bank. The quality of the loan portfolio continued to be solid, as the balance of non-performing loans declined $3.3 million to $2.2 million, representing 0.16% of loans at March 31, 2004. At the same time, foreclosed real estate declined $23,000 to $0; the combined effect was a $3.3 million reduction in total non-performing assets to $2.2 million, representing 0.05% of total assets at quarter’s end.

Other assets totaled $34.7 million at March 31, 2004, up $13.5 million from the year-end 2003 level. Included in the March 31, 2004 amount were deferred expenses of approximately $3.5 million related to the Bank’s then pending conversion to a stock institution, $12.8 million in merger charges related to the planned acquisitions of Connecticut Bancshares and Alliance and approximately $3.0 million in new prepaid directors and officers liability insurance.

In connection with the aforementioned conversion, the Bank’s deposits and advances from the Federal Home Loan Bank rose $1.61 billion and $67.2 million, respectively. Deposits increased to $3.41 billion at March 31, 2004 from $1.80 billion at December 31, 2003 as eligible depositors in the subscription offering placed funds in the Bank in anticipation of purchasing shares of NewAlliance stock. Federal Home Loan Bank advances increased to $344.9 million to fund deposit outflows in January and February and to fund loan originations.

Total equity increased $6.5 million, or 1.6% to $412.5 million at March 31, 2004 from $406.0 million at December 31, 2003. This increase is due to net income of $2.0 million for the three months ended March 31, 2004 and an increase of $4.6 million in other comprehensive income resulting from appreciation in investments available for sale.

At March 31, 2004, the Bank continued to exceed all regulatory capital requirements, with leverage capital equal to 14.2% of adjusted average assets, and Tier 1 and total risk-based capital equal to 21.8% and 22.7% of risk weighted assets, respectively. To meet the regulatory capital requirements, the Bank must maintain a minimum leverage capital ratio of 4.0%, a minimum Tier 1 capital ratio of 4.0% and a minimum total risk-based capital ratio of 8.0%. To be considered well capitalized, the Bank must maintain a leverage capital ratio of 5.0%, a Tier 1 capital ratio of 6.0% and a total risk-based capital ratio of 10.0%.

Lending Activities

New Haven Savings Bank makes residential real estate loans secured by one- to four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, multi-family loans, home equity lines of credit and fixed rate loans, personal installment loans, auto loans, mobile home and boat loans, education loans and collateral loans. Real estate secures the majority of the Bank’s loans as of March 31, 2004. The Bank’s total loan portfolio equaled $1.31 billion at March 31, 2004 which is an increase of $25.1 million, or 2.0% from $1.29 billion at December 31, 2003. As of March 31, 2004, the total loan portfolio represented 31.1% of total assets on that date. The increase in net loans from December 31, 2003 is primarily due to a $22.4 million increase in home equity loans primarily concentrated in the Tiered HELOC portfolio due to a marketing promotion.

The composition of the Bank’s loan portfolio was as follows for the periods indicated:

	At March 31, 2004		At December 31, 2003
	Amount	Percent of total	Amount	Percent of total
	(In thousands)
Real estate mortgage loans:
Residential (one-to four-family)	$635,745	48.0%	$640,336	49.1
Commercial	232,992	17.6	231,532	17.8
Multi-family	48,047	3.6	48,329	3.7
Residential construction	5,473	0.4	1,397	0.1

Total real estate loans	922,257	69.6	921,594	70.7
Commercial loans:
Commercial construction	20,293	1.5	15,328	1.2
Commercial loans	92,172	7.0	92,869	7.1

Total commercial loans	112,465	8.5	108,197	8.3
Consumer loans:
Home equity and equity lines of credit	260,250	19.6	237,835	18.3
Mobile home and boat loans	13,819	1.0	14,414	1.1
Other	16,983	1.3	20,526	1.6

Total consumer loans	291,052	21.9	272,775	21.0
Total loans	1,325,774	100.0%	1,302,566	100.0

Net deferred loan origination costs and fees, net	5,045		4,892
Allowance for loan losses	(15,905)		(17,669)

Total loans, net	$1,314,914		$1,289,789

Refer to NewAlliance’s 2003 Annual Report on Form 10-K, pages 5 through 17, for a more complete description of the Company’s lending activities and credit administration policies and procedures.

Residential Real Estate Loans. A principal lending activity of the Bank is to originate loans secured by first mortgages on one- to four-family residences in the State of Connecticut. The Bank originated residential real estate loans of $34.0 million and $69.4 million for the three months ending March 31, 2004 and 2003, respectively. Residential lending, while declining as a percentage of the loan portfolio, represents the largest single component of our total portfolio. As of March 31, 2004, $635.7 million, or 48.0% of the total portfolio consisted of one- to four-family residential real estate loans compared to $640.3 million, or 49.1%, at December 31, 2003. The Bank’s channels for the origination of these loans include its network of branches, referrals, loan officers, commissioned mortgage representatives, its call center and one loan correspondent.

New loan originations have been affected by the decrease in demand for new mortgage loans to support refinance activity due to the general leveling off of interest rate declines that existed during the last two years. As a result, the amount of mortgage paydowns and payoffs has exceeded the amount of mortgage originations, which results in a decline in the residential mortgage portfolio.

As of March 31, 2004, adjustable rate mortgage loans represented approximately 82.0% and fixed-rate mortgage loans represented approximately 18.0% of the Bank’s portfolio of residential mortgages secured by one-to-four-family owner-occupied properties compared to 81.3% and 18.7% as of December 31, 2003. New Haven Savings Bank originated $32.6 million in adjustable rate residential real estate loans for the three months ended March 31, 2004.

Commercial Real Estate And Multi-Family Loans. New Haven Savings Bank makes commercial real estate loans throughout its market area. New Haven Savings Bank originated $19.2 million in commercial real estate loans in the three months ending March 31, 2004 and had $281.0 million in commercial real estate loans in its loan portfolio, representing 21.2% of such portfolio, as of March 31, 2004. At December 31, 2003, New Haven Savings Bank had $279.9 million in commercial real estate loans in its loan portfolio, representing 21.5% of such portfolio. The increase of $1.2 million, or 0.4%, is due to the net effect of new originations and refinancing activity. The higher than expected level of refinancing is due to the low interest rate environment. The refinancing activity has also had a positive effect on our prepayment fee income.

Commercial construction loans have experienced the largest increase in the commercial portfolio. For the quarter ended March 31, 2004, the Bank had $20.3 million, an increase of $5.0 million, or 32.4%, compared to $15.3 million at December 31, 2003. The increase is due to the strength of the housing market and to the current favorable interest rate environment.

Commercial Loans. New Haven Savings Bank originated $10.2 million in commercial loans during the three months ended March 31, 2004, and had $92.2 million in commercial loans in its loan portfolio, representing 7.0% of the loan portfolio as of March 31, 2004.

Commercial loans decreased $700,000, or 0.8% to $92.2 million at March 31, 2004 compared to $92.9 million at December 31, 2003. This decrease is due primarily to a $2.0 million charge-off of one borrowing relationship offset by originations of new loans. Originations in the Bank’s commercial line of credit product were strong; however, the financial impact is dependent on line of credit utilization. The line of credit utilization at March 31, 2003 was 15.5% as compared to 32.2% at December 31, 2003.

The Bank’s current strategy is to steadily grow the commercial loan portfolio and have a larger percentage of the Bank’s assets be attributable to commercial loans including real estate, construction and other commercial loans. To accomplish this goal, the Bank is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships.

Consumer Loans. The Bank makes various types of consumer loans, including auto, mobile home, boat, educational and personal installment loans. However, the largest portion of our consumer loan portfolio is comprised of home equity loans and lines of credit secured by one- to four-family owner-occupied properties, which is a core business for the Bank.

At March 31, 2004, home equity loans and lines of credit totaled $260.2 million, or 19.6% of the Bank’s total loans and 89.4% of consumer loans. Home equity loans totaled $84.7 million, representing 6.4% of our loan portfolio and 29.1% of the consumer loan portfolio. Home equity lines of credit totaled $175.5 million, representing 13.2% of our loan portfolio and 60.3% of the consumer portfolio. At December 31, 2003 home equity loans and lines of credit totaled $237.8 million, or 18.3%, of the Bank’s total loans and 87.2% of consumer loans. The increase of $22.4 million, or 9.4%, is due to the Bank’s strategy of originating variable rate loans in anticipation of a rising rate environment, in combination with a fixed rate loan emphasis to maintain asset yields.

Non-Performing Assets

At March 31, 2004, the Bank recorded non-performing loans of $2.2 million, or 0.16%, of total loans, as compared to $5.5 million, or 0.42%, of loans at December 31, 2003. The $3.3 million improvement stemmed primarily from one commercial loan borrowing relationship for which there was a $2.0 million charge- off and payment in full of five loans in the amount of $1.2 million where the real estate properties securing the debt were sold.

At the same time, foreclosed real estate declined $23,000 to $0 at March 31, 2004. The combined reduction in non-performing loans and foreclosed real estate contributed to a 17 basis point improvement in the ratio of non-performing assets to total assets to 0.05%, at March 31, 2004. The increase of $1.66 billion in assets due to the pending stock conversion was also a contributing factor for the improvement in the non-performing assets to total assets ratio.

Other real estate owned, non-accruing loans and restructured loans make up the Bank’s non-performing assets.

The following table details the Bank’s non-performing assets:

	March 31, 2004	December 31, 2003
	(In thousands)
Nonaccruing loans: (1)
Real estate loans:
Residential (one-to four-family)	$1,471	$1,399
Commercial	—	700
Multi-family	—	—
Residential construction	—	—

Total real estate loans	1,471	2,099
Commercial loans:
Commercial construction	—	—
Commercial loans	587	3,319

Total commercial loans	587	3,319
Consumer loans:
Home equity and equity lines of credit	45	15
Mobile home and boat loans	51	—
Other	12	56

Total consumer loans	108	71

Nonperforming loans	2,166	5,489
Real estate owned, net	—	23

Total nonperforming assets	$2,166	$5,512

Allowance for loan losses as a percent of total loans (2)	1.20%	1.35%
Allowance for loan losses as a percent of total nonperforming loans	734.30%	321.90%
Total nonperforming loans as a percentage of total loans (2)	0.16%	0.42%
Total nonperforming assets as a percentage of total assets	0.05%	0.22%

(1)	Non-accrual loans include all loans 90 days or more past due, restructured loans and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

(2)	Total loans are stated at their principal amounts outstanding.

Allowance For Loan Losses

The Board of Directors and management of the Bank are committed to the establishment and maintenance of an adequate allowance for loan losses, determined in accordance with generally accepted accounting principles.

The allowance for loan losses is established through provisions for loan losses based on management’s on-going evaluation of the risks inherent in the Bank’s loan portfolio. Charge-offs against the allowance for loan losses are taken on loans when the Bank determines that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

The Bank devotes significant attention to maintaining asset quality through conservative underwriting standards, active servicing of loans and aggressively managing nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the current loan portfolio. Probable losses are estimated based upon a monthly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors which, in management’s judgment, deserve current recognition in estimating loan losses. In assessing the specific risks inherent in the portfolio, management takes into consideration the risk of loss on nonperforming loans and classified loans, including an analysis of the collateral for these loans.

The adequacy of the allowance is subject to judgment in its determination. Actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized. While management believes the allowance for loan losses is adequate at March 31, 2004, actual results in future periods may prove different and these differences could be significant. Management considers the adequacy of the allowance for loan losses to be a critical accounting policy. In establishing the allowance for loan losses, management also considers the Bank’s current business strategy and credit process, including compliance with stringent guidelines it has established with regard to credit limitations, credit approvals, loan underwriting criteria, and loan workout procedures.

Refer to the Allowance for Loan Losses section within the Business discussion on pages 14 through 17 of NewAlliance Bancshares’ 2003 Annual Report on Form 10-K for additional information

The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated.

	At or For the Three Months Ended March 31,
	2004	2003
	(In thousands)
Balance at beginning of period	$17,669	$19,321
Provision for loan losses	300	—
Charge-offs:
Residential and commercial mortgage loans	83	495
Commercial loans	2,067	48
Consumer loans	56	60

Total charge-offs	2,206	603

Recoveries:
Residential and commercial mortgage loans	32	80
Commercial loans	81	98
Consumer loans	29	36

Total recoveries	142	214

Net charge-offs	2,064	389

Balance at end of period	$15,905	$18,932

Ratios:
Net loans charged-off to average interest-earning loans	0.16%	0.03%
Allowance for loan losses to total loans	1.20%	1.61%
Allowance for loan losses to nonperforming loans	734.30%	482.71%
Net loans charged-off to allowance for loan losses	12.98%	2.05%
Recoveries to charge-offs	6.44%	35.49%

Investment Securities

At March 31, 2004, New Haven Savings Bank had total investments of $2.08 billion, or 49.3% of total assets. This is an increase of $962.3 million, or 86.0% from $1.12 billion at December 31, 2003. The increases are in treasury bills, money market funds and U.S. Agency Debt of $365.0 million, $92.0 million and $566.0 million, respectively, and are due to the investment of the proceeds of the then pending stock offering in short-term investments. These increases were partially offset by decreases in mortgage-backed and collateralized mortgage obligations securities of $56.3 million due to normal amortization and paydowns that were not offset by new purchases.

During the first quarter 2004, the investment strategy was entirely focused on building liquidity in anticipation of the pending acquisitions of Connecticut Bancshares and Alliance. Since the successful completion of the acquisitions on April 1, 2004, the Bank has returned to its previously implemented strategy of emphasizing the purchase of hybrid adjustable rate mortgage backed securities with reset dates ranging between three years and seven years. These securities were emphasized due to their lower prepayment levels as compared to other structured mortgage products, their yield advantage over asset backed securities and their monthly cash flows that provide the Bank with liquidity. In addition, at the end of the initial fixed rate period, the remaining balance of these securities become adjustable rate instruments thereby assisting the Bank in the asset/liability management process. The Bank is however, amortizing any premium paid on hybrid adjustable rate mortgage backed securities to the initial reset date due to management’s experience with prepayments by the initial reset date.

As of March 31, 2004, hybrid adjustable rate mortgages with reset dates of three years, five years or seven years totaled $521.9 million or 65.6% of the mortgage backed securities portfolio. Within this portfolio, $52.2 million were AAA rated private hybrid adjustable rate mortgages, with the balance being secured by either the Federal National Mortgage Association or by the Federal Home Loan Mortgage Corporation. Adjustable rate mortgages with reset dates of every six months totaled $7.4 million or 0.9% of the mortgage backed securities portfolio as of March 31, 2004. The total adjustable rate mortgage-backed portfolio carried a weighted average life of 1.95 years as of March 31, 2004. Agency seven year balloon mortgage backed securities totaled $15.0 million, or 1.9% of the portfolio.

SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading depending on the Bank’s intent regarding its investments at the time of purchase. The Bank does not currently maintain a trading portfolio of securities. As of March 31, 2004, $2.08 billion, or 99.9% of the portfolio, was classified as available for sale and $350,000, or 0.1% of the portfolio was classified as held to maturity. The net unrealized gain on securities classified as available for sale was $8.2 million, with $15,000 of that amount attributable to marketable equity securities as of March 31, 2004.

Sources of Funds

The Bank’s traditional sources of funds are the deposits it gathers and the line of credit it maintains with the Federal Home Loan Bank – Boston (“FHLB”). The Bank’s line of credit is collateralized by stock in the FHLB and by certain mortgage loans and by other investments. Repayment and prepayment of loans, proceeds from sales of loans and securities and proceeds from maturing securities are to a lesser extent also sources of funds for the Bank.

At March 31, 2004, the Bank’s deposits increased $1.61 billion, or 89.6%, as compared to December 31, 2003. The deposit inflow was due primarily to a balance of $1.66 billion in subscription offering deposits on hand at quarter-end for the purchase of NewAlliance Bancshares’ stock and to an increase in savings accounts of $26.5 million. This increase was partially offset by decreases of $53.3 million, or 8.4%, in money market accounts, $11.1 million, or 6.1%, in demand deposit accounts and $18.9 million, or 4.0%, in certificates of deposit. These decreases were primarily due to depositors withdrawing funds to fund their intended purchase of NewAlliance stock and, to a smaller extent, aggressive deposit campaigns by competitors and the controversy over the Bank’s planned conversion to a public company, which also impacted new account activity.

The Bank recorded borrowings of $344.9 million at March 31, 2004, up $67.2 million, or 24.2%, from the balance recorded at December 31, 2003. The increase was consistent with the Bank’s growth strategy and primarily reflects increases of $30.6 million in dealer REPO’s and $36.4 million in FHLB advances used to fund deposit outflows mentioned above that occurred in January and February and to a lesser degree to match fund ten-year commercial real estate loans. In conjunction with the increase in borrowings from the FHLB, the Bank purchased an additional $1.1 million, or 8.3%, of Federal Home Loan Bank stock. With this increase, the balance of FHLB stock is $14.9 million at March 31, 2004 compared to $13.8 million at December 31, 2003.

Asset and Liability Management and Management of Market and Interest Rate Risk

General. Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Bank has no foreign currency or commodity price risk. Credit risk related to investments in corporate securities is low as all are investment grade. As a financial institution, the Bank’s chief market risk lies in its exposure to interest rate volatility. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Bank’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, the Bank seeks to reduce the vulnerability of its net earnings to changes in interest rates. The extent of movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

The principal strategies the Bank uses to manage interest rate risk include (i) emphasizing the origination and retention of adjustable-rate loans, and origination of loans with maturities matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and/or average lives and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

The Bank employs two approaches to interest rate risk measurement; gap analysis and income simulation analysis.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At March 31, 2004, the Bank’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was $237.0 million, or positive 9.4% of total assets (excludes the temporary month-end effects of the capital raising process). The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

Income Simulation Analysis. Income simulation analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Scenarios utilized by the Bank to measure interest rate risk include instantaneous rate shocks, rate ramps over a six month or one year period, static rates, non-parallel shifts in the yield curve and a forward rate scenario. These simulations are used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a three year period. Simulation analysis involves projecting future balance sheet structure and interest income and expense under the various rate scenarios. The Bank’s internal guidelines on interest rate risk specify that for a range of interest rate scenarios, the estimated net interest margin over the next 12 months should decline by less than 12% as compared to the forecasted net interest margin in the financial plan. However, in practice, the Bank manages interest rate risk well within these 12% guidelines.

At March 31, 2004, the Bank’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage Change in Estimated Net Interest Margin Over 12 months
200 basis point instantaneous and sustained increase in rates	10.06%
50 basis point instantaneous and sustained decrease in rates	(3.66)%

For the base case rate scenario used to forecast the net interest margin the forward yield curve as implied by the current yield curve was utilized for the first six months and then was held constant thereafter. This resulted in a yield curve that increased approximately 40 basis points at the front end of the yield curve and increased approximately 20 basis points at the long end of the yield curve. Management believes that this interest rate scenario most closely approximates market expectations for interest rate movements over the next twelve months.

In the current rate environment, an instantaneous and sustained downward rate shock of 50 basis points is a realistic representation of the potential risk facing the Bank due to declining rates. For an increase in rates, a 200 basis points instantaneous and sustained rate shock is also a relevant representation of the potential risk facing the Bank given the current rate structure and the current state of the economy.

Based on the scenarios above, net income would be adversely affected (within the Bank’s internal guidelines) in the 12-month period after an immediate decrease in rates, however would be affected positively after an immediate increase in rates. Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on certificates of deposit and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

Liquidity and Capital Position

Liquidity is the ability to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Bank’s primary sources of funds consist of deposit inflows, loan repayments and sales, maturities, paydowns and sales of investment and mortgage-backed securities, borrowings from the Federal Home Loan Bank and repurchase agreements.

The Bank has expanded its use of borrowings from the Federal Home Loan Bank as part of its management of interest rate risk and liquidity. Such borrowings increased by $67.2 million between December 31, 2003 and March 31, 2004. At March 31, 2004, total borrowings from the Federal Home Loan Bank amounted to $289.4 million and the Bank had the capacity to increase that total to $451.5 million. Additional borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and the Bank’s liquidity and gap position, the Bank may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At March 31, 2004 the Bank’s repurchase agreement lines of credit totaled $50.0 million, $19.4 million of which was available on that date.

The Bank’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Bank’s operating, financing, lending and investment activities during any given period. At March 31, 2004, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $178.1 million, or 7.1% of total assets.

The Company believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At March 31, 2004, the Bank had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $271.1 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from March 31, 2004 amounted to $318.0 million. The Bank expects that substantially all maturing certificate accounts will be retained by the Bank at maturity. At March 31, 2004, the Bank exceeded all of its regulatory requirements with leverage capital of $406.3 million, or 14.2% of average assets, which is above the required level of $114.2 million or 4%, and total risk-based capital of $422.2 million, or 22.7% of adjusted assets, which is above the required level of $149.0 million, or 8%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

On April 1, 2004 the Bank converted from mutual to capital stock form of ownership. In connection with this conversion, NewAlliance Bancshares acquired Connecticut Bancshares and Alliance and the Bank acquired their subsidiaries, the Savings Bank of Manchester and Tolland Bank. Also in connection with the conversion, the Company raised $1.025 billion in capital in an initial public offering. A significant portion of the proceeds, approximately $579.4 million, was used to fund the purchase of Connecticut Bancshares. Proceeds were also used to lend funds to the employee stock ownership plan for the purchase of shares, pay conversion expenses, fund the purchase of a small number of shares of Alliance acquired for cash and for general operating purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Bank’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 23 through 24 under the caption “Asset and Liability Management and Management of Market and Interest Rate Risk”.

Item 4.	Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings other than as described below and routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of NewAlliance Bancshares, Inc.

Two substantially similar actions were initiated in the Connecticut Superior Court by Joanne Turonis and by Towana Marks and others, by service on September 29, 2003 and January 26, 2004, respectively, against New Haven Savings Bank and its Directors and, in the second action, its Corporators, alleging breach of fiduciary duty in connection with the decision to convert to a public company. The actions claimed, among other things, that New Haven Savings Bank should have sought the approval of its depositors for the conversion and should modify the plan of conversion to be fair to its depositors. The actions sought injunctive relief to prevent or delay the Bank’s conversion and monetary damages. The actions also sought certification of a class consisting of the depositors of New Haven Savings Bank. The defendants filed a motion to consolidate both cases, which was granted, and filed motions to dismiss both actions for failure of the plaintiffs to have exhausted their administrative remedies and other grounds. Both lawsuits were dismissed by decision of the Connecticut Superior Court pursuant to a Memorandum of Decision issued on March 12, 2004, and the Bank’s conversion was completed on April 1, 2004. The plaintiffs in the Turonis action have filed a timely appeal but the Marks plaintiffs have not and the appeal period on that action has run out. Accordingly, only the Turonis action against the Bank and its directors remains outstanding. The appeal will be heard in the ordinary course of the Connecticut appeal process. NewAlliance continues to believe the Turonis case is without merit and will vigorously argue that the previously granted motion to dismiss in that case should be upheld on appeal.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number

31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Merrill B. Blanksteen pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Merrill B. Blanksteen pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on 8-K

(i)	Form 8-K filed on February 24, 2004. “Item 9. Regulation FD Disclosure” containing a slide presentation, including December 31, 2003 financial information, presented to institutional investors and analysts.

(ii)	Form 8-K filed March 1, 2004. “Item 5. Other Events” containing a press release announcing that New Haven Savings Bank had received final bank regulatory approvals for its conversion and mergers of the Savings Bank of Manchester (Connecticut Bancshares, Inc.) and Tolland Bank (Alliance Bancorp of New England, Inc.).

(iii)	Form 8-K filed March 31, 2004. “Item 5. Other Events” containing a press release announcing final regulatory approvals to complete its stock offering in connection with its conversion; final regulatory approvals of its acquisitions of Connecticut Bancshares, Inc. and Alliance Bancorp of New England, Inc.; and an April 1, 2004 expected closing date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen

Merrill B. Blanksteen Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)