Form 10-Q
period 2004-06-30
NEWALLIANCE BANCSHARES INC
filed 2004-08-13
CIK 1264755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 000-50610

NEWALLIANCE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2407114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510
(Address of principal executive officers)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock (par value $.01)	114,158,736
Class	Outstanding at August 13, 2004

NewAlliance Bancshares, Inc.

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(In thousands, except share data)
Assets
Cash and due from banks, noninterest bearing	$96,043	$46,634
Investment securities available for sale (note 6 )	2,328,558	1,119,280
Investment securities held to maturity	500	350
Loans held for sale	783	90
Loans receivable, net (note 7)	3,219,958	1,289,789
Accrued interest and dividends receivable	22,211	8,894
Federal Home Loan Bank stock	50,986	13,766
Premises and equipment, net	50,765	34,119
Real estate owned, net	51	23
Deferred tax asset, net (note 13)	28,373	2,560
Cash surrender value of life insurance	53,781	—
Goodwill (note 3)	429,633	—
Other intangible assets	65,642	2,643
Other assets	43,107	18,582

Total assets	$6,390,391	$2,536,730

Liabilities and Stockholders’ Equity
Deposits (note 8)	$3,779,654	$1,801,291
Mortgagors’ escrow and other deposits	69,842	26,904
FHLB advances and other borrowings (note 12)	1,078,143	277,681
Accrued interest payable on deposits and borrowings	4,176	1,187
Other liabilities	56,123	23,666

Total liabilities	4,987,938	2,130,729

Commitments and contingencies (note 14)	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 228,000,000 shares; issued 114,158,736 shares at June 30, 2004	1,142	—
Additional paid-in capital	1,130,315	—
Unallocated common stock held by ESOP	(108,841)	—
Retained earnings	389,547	405,172
Accumulated other comprehensive (loss) income	(9,710)	829

Total stockholders’ equity	1,402,453	406,001

Total liabilities and stockholders’ equity	$6,390,391	$2,536,730

See accompanying notes to unaudited interim consolidated financial statements.

NewAlliance Bancshares, Inc.

Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)
	(In thousands except per share and share data)
Interest and dividend income:
Real estate mortgage loans	$21,444	$8,453	$29,671	$17,386
Commercial real estate loans	11,084	4,853	15,686	9,816
Commercial loans	4,314	1,368	5,591	2,834
Consumer loans	5,211	2,929	8,380	5,903
Federal Funds sold	37	8	37	21
Investment securities:
Interest	14,719	7,997	23,998	15,674
Interest-tax exempt	200	1	203	1
Dividends	1,006	611	1,507	1,288

Total interest and dividend income	58,015	26,220	85,073	52,923

Interest expense :
Deposits (note 8)	8,524	5,765	13,748	12,337
Federal Home Loan Bank advances and other borrowings	8,431	1,750	11,224	3,316

Total interest expense	16,955	7,515	24,972	15,653

Net interest income before provision for loan and lease losses	41,060	18,705	60,101	37,270

Provision for loan and lease losses	—	—	300	—

Net interest income after provision for loan and lease losses	41,060	18,705	59,801	37,270

Non-interest income:
Depositor service charges	5,989	1,859	7,789	3,665
Loan and servicing fees	1,328	(135)	1,420	387
Trust fees	679	550	1,230	1,004
Investment and insurance fees	1,841	652	2,496	1,615
Bank owned life insurance	632	—	632	—
Rental income	776	797	1,534	1,471
Net gain (loss) on limited partnerships	14	(512)	14	(487)
Net gain on sale of investment securities	4	—	40	597
Net gain on sale of loans	78	303	113	694
Other	88	48	137	148

Total non-interest income	11,429	3,562	15,405	9,094

Non-interest expense:
Salaries and employee benefits (note 10)	16,916	8,186	25,529	16,966
Occupancy expense	2,830	1,661	4,721	3,524
Furniture and fixture expense	1,745	1,007	2,856	1,971
Outside services	3,903	1,570	6,201	3,420
Advertising, public relations, and sponsorships	874	556	1,247	1,173
Contribution to NewAlliance Foundation (note 2)	40,040	—	40,040	—
Amortization of non-compete agreements and core deposit intangible	4,028	—	4,028	—
Conversion and merger related charges	6,886	187	10,850	197
Other	2,763	1,002	4,287	2,072

Total non-interest expense	79,985	14,169	99,759	29,323

(Loss) income before income taxes	(27,496)	8,098	(24,553)	17,041

Income tax (benefit) provision	(9,893)	2,786	(8,928)	5,888

Net (loss) income	$(17,603)	$5,312	$(15,625)	$11,153

Basic loss per share	$(0.17)	N/A	N/A	N/A
Diluted loss per share	$(0.17)	N/A	N/A	N/A
Dividends per share		N/A	—	N/A

Weighted-average shares outstanding:
Basic	105,998,532	N/A	N/A	N/A
Diluted	105,998,532	N/A	N/A	N/A

See accompanying notes to unaudited interim consolidated financial statements.

NewAlliance Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2004 and 2003

(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders’ Equity
	Shares	Amount
Six months ended June 30, 2003

Balance December 31, 2002	—	$—	$—	$—	$387,255	$4,293	$391,548

Comprehensive income:
Net income	—	—	—	—	11,153	—	11,153
Other comprehensive income, net of tax:
Net unrealized loss on available for sale securities						(584)	(584)

Total comprehensive income							10,569

Balance June 30, 2003	—	$—	$—	$—	$398,408	$3,709	$402,117

Six months ended June 30, 2004

Balance December 31, 2003		$—	$—	$—	$405,172	$829	$406,001

Issuance of common stock for initial public offering, net of expenses of $14.8 million (note 2)	102,493,750	1,025	1,009,774	—	—	—	1,010,799
Issuance of common stock to NewAlliance Foundation including additional tax benefit due to higher basis for tax purposes	4,000,000	40	43,915	—	—	—	43,955
Issuance of stock for acquisition of Alliance Bancorp of New England, Inc.	7,664,986	77	76,573	—	—	—	76,650
Shares purchased for ESOP	—	—		(109,451)	—	—	(109,451)
Release of ESOP shares		—	53	610	—	—	663

Comprehensive income:
Net loss	—	—	—	—	(15,625)	—	(15,625)
Other comprehensive income, net of tax:
Net unrealized loss on available for sale securities	—	—	—	—	—	(10,539)	(10,539)

Total comprehensive loss							(26,164)

Balance June 30, 2004	114,158,736	$1,142	$1,130,315	$(108,841)	$389,547	$(9,710)	$1,402,453

See accompanying notes to unaudited interim consolidated financial statements.

NewAlliance Bancshares, Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2004	2003
	(unaudited)
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(15,625)	$11,152
Adjustments to reconcile net income to net cash provided by operating activities:		—
Provision for loan loss	300	—
Contribution of common stock to the Charitable Foundation	40,000	—
Provision for loss on limited partnerships	—	518
Amortization of core deposit intangible	2,750	—
Amortization of non-compete agreements	1,279	—
Recovery of OREO losses	(3)	(6)
Gain on sales of other real estate owned and non performing loans, net	19	1,909
Depreciation and amortization	4,244	1,917
Amortization of premium on assets acquired	13	32
Amortization of fair market adjustments from acquisitions:
Loans	1,737	—
Time deposits	(2,705)	—
Federal Home Loan Bank advances	(1,415)	—
Deferred tax (benefit) provision	(10,930)	2,182
Net amortization/accretion on investment securities	3,182	3,251
Net securities gains	(40)	(597)
Net gain on sales of performing loans	(113)	(694)
Decrease in accrued income receivable	854	177
(Increase) decrease in other assets	(20,113)	11,269
Decrease in other liabilities	(14,982)	(1,155)
Increase in cash surrender value of life insurance	(632)	—

Net cash (used) provided by operating activities	(12,180)	29,955

Cash flows from investing activities:
Proceeds from maturity of available for sale securities	6,822,397	163,649
Proceeds from sales of available for sale securities	410,045	200,771
Purchase of available for sale securities	(7,634,457)	(85,119)
Purchase of FHLB stock	(8,634)	(314,233)
Proceeds from sale of loans	2,193	43,556
Net decrease (increase) in loans	12,392	(75,866)
Proceeds from sales of other real estate owned	119	59
Net cash paid for acquisitions	(529,413)	—
Purchase of premises and equipment	(653)	(4,911)

Net cash used in investing activities	(926,011)	(72,094)

Cash flows from financing activities:
Net increase (decrease) in deposits	27,992	(11,517)
Increase (decrease) in mortgagors’ escrow accounts	7,263	(2,288)
Proceeds from borrowed funds	1,939,810	359,524
Repayments of borrowed funds	(1,889,476)	(299,111)
Net proceeds from common stock offering	1,010,799	—
Acquisition of common stock by ESOP, net	(108,788)	—

Net cash provided by financing activities	987,600	46,608

Net increase in cash and cash equivalents	49,409	4,469

Cash and equivalents, beginning of year	46,634	58,587

Cash and equivalents, end of period	$96,043	$63,056

See accompanying notes to unaudited interim consolidated financial statements.

NewAlliance Bancshares, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

1.	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated interim financial statements set forth the accounts of NewAlliance Bancshares, Inc. and subsidiaries (the “Company”) including its main wholly-owned subsidiary, NewAlliance Bank (the “Bank”), formerly New Haven Savings Bank. The Consolidated Interim Financial Statements and Notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results, which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of NewAlliance Bancshares, Inc. could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses, the valuation of mortgage servicing rights and the determination of the obligation for pension and other post retirement benefits. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in NewAlliance Bancshares’ Annual Report on Form 10-K as of and for the nine months ended December 31, 2003 and the Annual Reports on Form 10-K as of and for the year ended December 31, 2003 for Connecticut Bancshares, Inc. (“Connecticut Bancshares”) and Alliance Bancorp of New England, Inc. (“Alliance”).

2.	Conversion to Stock Form of Ownership

On April 1, 2004 the Bank completed its Plan of Conversion (“the Plan”) pursuant to which the Bank converted from a state-chartered mutual bank to a state-chartered stock bank. All of the outstanding common stock of the Bank was sold to a holding company, NewAlliance Bancshares, Inc., which sold its stock pursuant to the Plan. All of the stock of the Company issued in the conversion was offered to eligible and supplemental eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in a subscription offering pursuant to subscription rights in order of priority as set forth in the Plan. The Company sold 102,493,750 shares of common stock at $10.00 per share in the conversion offering and contributed 4,000,000 shares of common stock to the NewAlliance Foundation as discussed below. All of the stock in the offering was purchased by eligible account holders. The Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of eligible employees, which became effective upon the conversion. The ESOP borrowed from NewAlliance Bancshares, Inc. the proceeds necessary to fund the purchase of 7% of the common stock issued. The ESOP did not purchase any shares in the conversion because the offering was oversubscribed, but completed its purchases in the open market on April 19, 2004. The Bank expects to make annual contributions adequate to fund the payment of the regular debt service requirements attributable to the indebtedness of the ESOP.

The Bank established NewAlliance Foundation as a new charitable foundation in connection with the conversion. NewAlliance Foundation was funded with the above mentioned contribution of 4,000,000 shares of the Company’s common stock. This contribution resulted in the recognition of expense, equal to the offering price ($10) of the shares contributed, during the quarter ended June 30, 2004, net of tax benefits. The Company realized an additional tax benefit of $3.9 million that was recorded as an increase to stockholders’ equity because the basis for the contribution for tax purposes was the stock’s trading price on its first day of trading (approximately $15 per share). NewAlliance Foundation is dedicated to charitable purposes including community development activities within the Bank’s local community.

Upon the completion of the conversion, a special “liquidation account”, which will be maintained for a period of ten years, was established for the benefit of eligible account holders in an amount equal to the surplus of the Bank as of September 30, 2003. Account holders who continue to maintain deposit accounts at the Bank will be entitled, on a complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the stockholders of the Bank. The Bank’s surplus will be substantially restricted with respect to payment of dividends to stockholders due to the liquidation account. Subsequent to the offering, the Company and the Bank may not declare or pay dividends on, nor repurchase any of, its shares of common stock, if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

3.	Acquisitions

Simultaneous with the Bank’s conversion to a state-chartered stock bank, the Company completed its acquisitions of Connecticut Bancshares and Alliance. Immediately after the completion of the acquisitions, Connecticut Bancshares and Alliance’s respective bank subsidiaries, Savings Bank of Manchester and Tolland Bank, were merged into the Bank. The Company entered into the acquisitions based on its assessment of the anticipated benefits of the acquisitions, including enhanced market share and expansion of its banking franchise. The acquisitions were accounted for as purchases and, as such, were included in our results of operations from the date of acquisition. The purchases were funded primarily with proceeds from the stock conversion prior to the acquisition. As of the close of trading on April 1, 2004 shareholders of Connecticut Bancshares received $52.00 in cash for each share of Connecticut Bancshares stock owned at that date for total consideration paid at closing of $579.4 million and $31.2 million for the cancellation of options. Shareholders of Alliance as of the close of trading on April 1, 2004 who elected to receive cash received $25.01 per Alliance share or a total of approximately $191,000 in cash. Those Alliance stockholders who elected to receive stock received 2.501 shares of NewAlliance Bancshares stock for each Alliance share or a total of 7,664,986 shares. The following table summarizes the two acquisitions.

(Dollars and shares in thousands)				Transaction Related Items
		Balance at Acquisition Date		Goodwill	Other Identifiable Intangibles	Cash Paid	Shares Issued	Total Purchase Price
	Acquisition Date	Assets	Equity
Connecticut Bancshares, Inc,.	4/1/2004	$2,541,575	$239,139	$368,233	$49,786	$610,600	—	$610,600
Alliance Bancorp of New England, Inc.	4/1/2004	427,631	26,664	61,400	7,075	191	7,665	76,841

The transactions were accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. The allocation of the purchase price including capitalized acquisition costs is as follows (in thousands):

	Connecticut Bancshares	Alliance	Total
Assets:
Cash and cash equivalents	$53,387	$27,992	$81,379
Investment securities	715,885	110,446	826,331
Loans, less allowance for loan losses	1,673,379	272,245	1,945,624
Federal Home Loan Bank Stock	28,586	—	28,586
Fixed assets	13,566	6,670	20,236
Cash surrender value of life insurance	46,630	6,519	53,149
Goodwill	368,233	61,400	429,633
Core deposit intangible	49,786	7,075	56,861
Deferred tax asset	2,657	3,034	5,691
Other assets	24,951	5,722	30,673

	2,977,060	501,103	3,478,163

Liabilities:
Deposits	1,616,087	336,989	1,953,076
FHLB advances and other borrowings	687,366	64,176	751,542
Other liabilities	73,640	12,464	86,104

	2,377,093	413,629	2,790,722

Net Assets Acquired	$599,967	$87,474	$687,441

The Company expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed at the acquisitions date will be recorded after June 30, 2004, although such adjustments are not expected to be significant.

In connection with the acquisitions, the Company recorded goodwill of $429.6 million, a core deposit intangible asset of $56.9 million and a non-compete intangible asset of $9.8 million.

The goodwill associated with the acquisitions of Connecticut Bancshares and Alliance is not tax deductible. In accordance with SFAS No. 142, “Goodwill and Other Intangibles”, goodwill will not be amortized, but will be subject to at least an annual fair value based impairment test.

The amortizing intangible assets associated with the acquisitions consist of the non-compete agreements and the core deposit intangible. The non-compete agreements are being amortized on a straight-line basis over the lives of the respective agreements, which range from 6 months to 42 months. The core deposit intangible is being amortized on an accelerated basis over its estimated life of ten years. Amortization expense of the core deposit intangible and non-compete agreements were $2.8 million and $1.3 million, respectively, for the three months ended June 30, 2004, and accumulated amortization was $2.8 million and $1.3 million, respectively, at June 30, 2004. Estimated annual amortization expense of the core deposit intangible asset and the non-compete agreements, absent any impairment charge in estimated useful lives for the remainder of this year and for each of the next five years is summarized as follows:

For the years ended December 31,	(In thousands)
2004 (remaining six months)	$7,271
2005	10,332
2006	6,950
2007	5,916
2008	4,959
2009	4,959

Total	$40,387

The results of Connecticut Bancshares, Inc. and Alliance Bancorp of New England, Inc. are included in the results of the Company subsequent to April 1, 2004. The pro forma information below is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired the stock of Connecticut Bancshares, Inc. and Alliance Bancorp of New England, Inc. during the periods presented.

The Company’s unaudited pro forma condensed consolidated statement of income for the three months ended June 30, 2003, assuming Connecticut Bancshares and Alliance had been acquired as of April 1, 2003 is as follows (in thousands, except per share amounts):

For the Three Months Ended June 30, 2003
Interest and dividend income	$60,948
Interest expense	17,746

Net interest income	43,202

Provision for loan and lease losses	306
Noninterest income	10,396
Noninterest expense	34,922

Income before income taxes	18,370

Income taxes	6,430

Net income	$11,941

Earnings per share-diluted	$0.11

Weighted average shares outstanding-diluted	105,998,532

The Company’s pro forma income statement for the three-month period ended June 30, 2003 shows earnings per share of $0.11 compared to an actual loss per share of $0.17 for the three-months ended June 30, 2004. The actual loss for the three months ended June 30, 2004 compared to pro forma income for the three months ended June 30, 2003 was due to the fact that the actual results includes one-time merger and conversion costs, and the expense related to the contribution to NewAlliance Foundation, Inc. that are not included in the pro forma results.

The Company’s unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 2004 and 2003, assuming Connecticut Bancshares and Alliance had been acquired as of January 1, 2004 and 2003, respectively are as follows (in thousands, except per share amounts):

	For the Six Months Ended June 30,
	2004	2003
Interest and dividend income	$117,937	$124,031
Interest expense	34,503	37,332

Net interest income	83,434	86,699

Provision for loan and lease losses	718	726
Noninterest income	20,810	21,772
Noninterest expense	124,946	70,547

Income before income taxes	(21,420)	37,198

Income taxes	(7,497)	13,019

Net income	$(13,923)	$24,179

Earnings per share-diluted	$(0.13)	$0.23

Weighted average shares outstanding-diluted	106,370,565	106,370,565

The Company’s pro forma income statement for the six-month period ended June 30, 2003 shows earnings per share of $0.23 compared to a loss of ($0.13) per share for the six-month period ended June 30, 2004. The pro forma loss for the six-month period ended June 30, 2004 was due to the inclusion of merger and conversion costs of $10.9 million and the contribution to NewAlliance Foundation of $40.0 million that are not included in the pro forma results for the six-month period ended June 30, 2003.

In connection with the consummation of the acquisitions and completion of other requirements, the Company recorded certain merger-related costs in connection with estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition.

The Company accrued $10.3 million of these merger-related costs for severance, contract terminations, and asset write-downs with an offsetting charge to goodwill.

The liabilities for severance and personnel-related charges will be utilized based on such factors as expected termination dates, the provisions of employment contracts and the terms of the Company’s severance plans. The occupancy and equipment accruals will be utilized as the Company exits certain lease contracts and disposes of excess duplicate properties. Liabilities associated with systems conversions include termination penalties on contracts with information technology service providers. These liabilities will be utilized as the contracts are paid out and expire.

The Company’s merger integration process and utilization of merger accruals may cover an extended period of time. In general, a major portion of accrued costs will be utilized in conjunction with or immediately following the systems conversion of Connecticut Bancshares, when most of the duplicate positions will be eliminated and terminated employees will receive severance. Other accruals will be utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals will be re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2004 are expected to be utilized during 2004, unless they relate to specific contracts that expire in later years.

Total merger charges related to the acquisitions recorded as an expense by the Company through June 30, 2004 totaled $14.9 million; of which $10.9 million was recorded during the six-month period ended June 30, 2004 and $6.9 million during the three month period ended June 30, 2004. These expenses were not capitalized as they were not directly associated with the conversion and acquisitions and represent costs that do not provide future economic benefits to the Company.

4.	Earnings per share

Basic net income per common share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed in a manner similar to that of basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the period. The Company had no dilutive or anti-dilutive common shares outstanding during the quarter ended June 30, 2004. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

The weighted-average shares and earnings per share for the three month period ended June 30, 2004 are detailed in the table below (in thousands, except per share data).

Three Months Ended June 30, 2004
Net loss	$(17,603)
Weighted-average common shares	105,998,532
Net loss per common share:
Basic	$(0.17)
Diluted	(0.17)

Loss per share for the six months ended June 30, 2004 is not presented as the Company had no shares outstanding in the first quarter of the year.

5.	Recent Accounting Pronouncements

FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities”, (“FIN 46R”) addresses consolidation by business enterprises of variable interest entities. FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the primary beneficiary of that entity. The primary beneficiary is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the variable interest entity’s residual returns, or both. The Bank has interests in 1) limited partnerships in certain low income housing projects that generate tax credits, 2) makes investments in companies that construct, acquire and rehabilitate local real estate projects and 3) is a limited partner in limited partnerships that make equity and debt investments in individual companies. The Bank has evaluated all of the variable interest entities with which it is associated and based upon that evaluation, no variable interest entities meeting the definition of a primary beneficiary were identified. Therefore the adoption of FIN 46R did not have a material effect on the Company’s financial position or results of operations.

SFAS No. 132 (revised December 2003) “Employers Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132R”). This statement changes the disclosure requirements for pension plans and other postretirement plans. This Statement retains the disclosures required by the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. In addition, this Statement requires interim period disclosure of the components of net periodic benefit cost and contributions if significantly different from previously reported amounts. The Bank adopted the provisions of this statement effective December 31, 2003.

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act provides for prescription drug benefits under a new Medicare Part D program and federal subsidies to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 106-2 (“FAS 106-2”) providing formal guidance on the accounting for the effects of the Act. FAS 106-2 requires that effects of the Act be included in the measurement of the accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost when an employer initially adopts its provisions. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company’s postretirement benefit plan does provide prescription drug benefits. The Company is in the process of reviewing the prescription drug benefits provided under its postretirement benefit plan in order to determine if such benefits are actuarially equivalent to Medicare Part D under the Act. Therefore, the Company has not yet adopted the provisions of FAS 106-2 and, accordingly, the APBO and net periodic postretirement benefit cost included in its financial statements do not reflect the effects of the Act on the Company’s postretirement benefits plan. The Company does not expect that the adoption of FAS 106-2 will have a material impact on the Company’s consolidated financial statements.

On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 – Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Company periodically enters into such commitments in connection with residential mortgage loan applicants. The adoption of SAB 105 did not have a material impact on the Bank’s consolidated results of operations or financial position, as the Bank’s current accounting treatment for such loan commitments is consistent with the provisions of SAB 105.

In March 2004, the EITF reached a consensus on EITF Issue 03-1, determining the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115 (including individual securities and investments in mutual funds) and to investments accounted for under the cost method. The provisions of this EITF are effective for reporting periods beginning after June 15, 2004; thus, the Company will implement the new provisions effective July 1, 2004. The Company does not believe that the application of EITF Issue 03-1 will have a material impact on the Company’s consolidated financial statements.

6.	Investment Securities Available For Sale

A summary of available for sale securities follows:

	June 30, 2004				December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Available for Sale Portfolio:
U.S. Government and Agency obligations	$359,386	$93	$(1,752)	$357,727	$57,482	$99	$(33)	$57,548
Corporate obligations	94,115	151	(579)	93,687	54,784	285	(192)	54,877
Other bonds and obligations	120,086	198	(1,304)	118,980	57,908	367	(135)	58,140
Marketable and trust preferred equity securities	124,574	436	(1,593)	123,417	90,788	141	(1,245)	89,684
Money market funds	71,100	—	—	71,100	13,000	—	—	13,000
Mortgage-backed securities	1,573,829	3,583	(13,765)	1,563,647	844,073	4,982	(3,024)	846,031

Total	$2,343,090	$4,461	$(18,993)	$2,328,558	$1,118,035	$5,874	$(4,629)	$1,119,280

At June 30, 2004, the net unrealized loss on securities available for sale of $14.5 million, net of income taxes of $4.8 million, is included in the Company’s Consolidated Balance Sheets accumulated other comprehensive loss of $9.7 million in equity. At December 31, 2003, the net unrealized gain on securities available for sale of $1.2 million, net of income taxes of $415,000, is included in the Company’s Consolidated Balance Sheets accumulated other comprehensive income of $829,000 in equity.

7.	Loans Receivable, Net

The composition of the Bank’s loan portfolio was as follows:

	June 30, 2004	December 31, 2003
	Amount	Amount
	(In thousands)
Real estate mortgage loans:
Residential (one-to four- family)	$1,658,955	$640,336
Commercial	594,661	231,532
Multi-family	47,782	48,329
Residential construction	23,779	1,397

Total real estate loans	2,325,177	921,594

Commercial loans:
Commercial construction	100,734	15,328
Commercial loans	342,469	92,869

Total commercial loans	443,203	108,197

Consumer loans:
Home equity and equity lines of credit	433,691	237,835
Mobile home and boat loans	15,506	14,414
Other	35,952	20,526

Total consumer loans	485,149	272,775
Total loans	3,253,529	1,302,566

Deferred loan origination costs, net of deferred fees	3,973	4,892

Allowance for loan losses	(37,544)	(17,669)

Total loans, net	$3,219,958	$1,289,789

As of June 30, 2004 and December 31, 2003, the Bank’s residential real estate mortgage loan portfolio was entirely collateralized by one to four family homes and condominiums, located predominately in Connecticut. The commercial real estate mortgage loan portfolio was collateralized primarily by multi-family, commercial and manufacturing properties predominately located in Connecticut. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralized the majority of business loans.

The activity in the allowance for loan losses for the three and six months ended June 30, 2004 and 2003 is:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Balance at beginning of period	$15,905	$18,932	$17,669	$19,327
Net allowances gained through acquisition	21,498	—	21,498	—
Provision for loan losses	—	—	300	—
Charge-offs:
Residential and commercial mortgage loans	68	16	153	511
Commercial loans	352	608	2,419	656
Consumer loans	88	55	144	115

Total charge-offs	508	679	2,716	1,282

Recoveries:
Residential and commercial mortgage loans	(342)	(73)	(375)	(153)
Commercial loans	(282)	(217)	(364)	(315)
Consumer loans	(25)	(39)	(54)	(69)

Total recoveries	(649)	(329)	(793)	(537)

Net (recoveries) charge-offs	(141)	350	1,923	745

Balance at end of period	$37,544	$18,582	$37,544	$18,582

8.	Deposits

A summary of deposits by account type is as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Regular savings	$974,524	$495,748
Money market accounts	1,031,576	632,279
NOW accounts	282,357	12,691
Club accounts	3,513	805
Demand deposits	383,038	183,555
Time deposits	1,104,646	476,213

Total deposits	$3,779,654	$1,801,291

Interest expense on deposits, by account type, is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Regular savings	$1,173	$820	$1,768	$1,909
Money market accounts	2,848	1,854	4,624	3,638
NOW accounts	225	50	643	139
Club accounts	2	1	3	3
Time deposits	4,276	3,039	6,710	6,649

Total interest expense on deposits	$8,524	$5,764	$13,748	$12,338

9.	Stockholders’ Equity

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the banking regulators about components, risk weightings and other factors. The Bank was classified at its most recent notification as “well capitalized”. The Company and the Bank’s regulatory capital ratios are as follows:

	NewAlliance Bancshares
	June 30, 2004	December 31, 2003
Leverage	15.85%	—
Tier I risk-based ratio	26.78	—
Total risk-based ratio	27.87	—

	NewAlliance Bank
	June 30, 2004	December 31, 2003
Leverage	10.75%	16.10%
Tier I risk-based ratio	17.62	26.95
Total risk-based ratio	18.72	28.15

The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to the Company. There are certain restrictions on the payment of dividends to its shareholders and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained profits for the preceding two years. The Company is also subject to the requirements of Delaware law that generally limit dividends to an amount equal to the excess of its shareholders’ equity over its statutory capital or, if there is no excess, to its net earnings for the current and/or immediately preceding fiscal year. In addition, Federal Reserve Bank regulations and policies may restrict the Company’s ability to pay dividends from time to time.

10.	Employee Benefits

The Company provides various defined benefit pension plans and post retirement benefit plans (post retirement health and life insurance benefits) to substantially all employees, including employees of the former Connecticut Bancshares and Alliance. Former employees of Connecticut Bancshares and Alliance retained as employees of the Bank after the acquisition became eligible for the Company’s defined benefit pension plan and post retirement benefit plans as of the merger date but received no credit for past service except for eligibility and vesting purposes. Plan benefits of the former Connecticut Bancshares and Alliance defined benefit pension plans and post retirement benefit plans have been frozen as of the acquisition date. The Company has not yet determined if it will merge these plans into the Company’s existing plans. The fair values of the liabilities associated with the obligations assumed for the former Connecticut Bancshares and Alliance plans have been recorded as a purchase accounting adjustment to goodwill.

The Bank also has two supplemental retirement plans (the “Supplemental Plans”) that provide benefits for certain key executive officers. Benefits under the Supplemental Plans are based on a predetermined formula. The benefits under the Supplemental Plans are reduced by other benefits. The liability arising from these plans is being accrued over the participants’ remaining periods of service so that at the expected retirement dates, the present value of the annual payments will have been expensed. The Bank has amended one of the Supplemental Plans in connection with its conversion to a stock bank to freeze the accrual of benefits. Because future benefits were reduced, this event resulted in a gain of $943,000 being recorded in the three months ending March 31, 2004.

The table below presents the net periodic benefit cost of the Bank sponsored benefit plans.

Components of Net Periodic Benefit Cost

Three Months Ended June 30,

	Qualified Pension		Supplemental Pension		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$579	$241	$78	$101	$35	$5
Interest cost	1,112	388	121	123	83	18
Expected return on plan assets	(1,239)	(534)	—	—	—	—
Amortization and deferral	(24)	5	5	201	13	13
Recognized net (gain)/loss	22	(34)	199	—	(1)	(3)

Net periodic pension cost (benefit)	$450	$66	$403	$425	$130	$33

Components of Net Periodic Benefit Cost

Six Months Ended June 30,

	Qualified Pension		Supplemental Pension		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$887	$336	$176	$271	$49	$7
Interest cost	1,529	568	246	340	102	23
Expected return on plan assets	(1,725)	(805)	—	—	—	—
Amortization and deferral	(48)	(10)	17	405	26	17
Recognized net (gain)/loss	44	(42)	199	—	(2)	(7)
Additional amount due to settlement, curtailment or special termination benefits	—	75	(943)	—	—	14

Net periodic pension cost (benefit)	$687	$122	$(305)	$1,016	$175	$54

In connection with its conversion to a state-chartered stock bank, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $109.7 million of a $112 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 30 years. The unallocated ESOP shares are pledged as collateral on the loan.

At June 30, 2004, the loan had an outstanding balance of $109.3 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are expected to be used to pay the ESOP debt. The ESOP compensation expense for the three months ending June 30, 2004 was approximately $769,000. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of June 30, 2004 were as follows:

Shares released for allocation	41,414
Unallocated shares	7,413,148

Total ESOP shares	7,454,562

Market value of unallocated shares at June 30, 2004 (in thousands)	$103,488

11.	Other Comprehensive Income (Loss)

The following tables summarize components of other comprehensive income (loss) and the related tax effects for the three and six month periods ended June 30, 2004 and 2003.

	Three Months Ended June 30, 2004
	Before tax Amount	Income tax effect	Net-of-tax Amount
	(In thousands)
Unrealized loss on available for sale securities:
Unrealized holding losses arising during the period	$(22,679)	$7,593	$(15,086)
Reclassification adjustment for gains realized during this period	(4)	1	(3)

Other comprehensive loss	$(22,683)	$7,594	$(15,089)

	Three Months Ended June 30, 2003
	Before tax Amount	Income tax effect	Net-of-tax Amount
	(In thousands)
Unrealized gain on available for sale securities:
Unrealized holding gains arising during the period	$1,008	$(353)	$655
Reclassification adjustment for gains realized during this period	—	—	—

Other comprehensive income	$1,008	$(353)	$655

	Six Months Ended June 30, 2004
	(In thousands)
	Before tax amount	Income tax effect	Net-of-tax amount
Unrealized loss on available for sale securities:
Unrealized holding losses arising during the period	$(15,736)	$5,223	$(10,513)
Reclassification adjustment for gains realized during the period	(40)	14	(26)

Other comprehensive loss	$(15,776)	$5,237	$(10,539)

	Six Months Ended June 30, 2003
	(In thousands)
	Before tax amount	Income tax effect	Net-of-tax amount
Unrealized loss on available for sale securities:
Unrealized holding losses arising during the period	$(302)	$106	$(196)
Reclassification adjustment for gains realized during the period	(597)	209	(388)

Other comprehensive loss	$(899)	$315	$(584)

12.	Borrowed Funds

The following is a summary of the Company’s borrowed funds:

	June 30, 2004	December 31, 2003
	(In thousands)
Federal Home Loan Bank of Boston (“FHLB”) advances	$873,495	$252,990
Customer Repurchase Agreements	195,658	22,753
Mortgage loans payable	1,885	1,938
Junior subordinated debentures issued to affiliated trusts	7,105	—

	$1,078,143	$277,681

FHLB Advances are secured by the Bank’s investment in FHLB stock and a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At June 30, 2004 the Bank was in compliance with the FHLB collateral requirements. NewAlliance Bank had additional borrowing capacity of approximately $356.1 million from the FHLB, inclusive of a line of credit of approximately $25.2 million at June 30, 2004. Additional borrowing capacity would be available by pledging eligible securities as collateral. The Bank also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window which was approximately $26.2 million as of June 30, 2004, all of which was available on that date.

At June 30, 2004, the Company had $7.1 million of outstanding junior subordinated debentures held by two trusts that issued guaranteed capital debentures (“capital securities”). The capital securities qualified as Tier 1 capital of the Company at June 30, 2004 for regulatory purposes. The Company has fully and unconditionally guaranteed each of the obligations under each trust’s capital securities to the extent set forth in the guarantee.

The outstanding junior subordinated debentures include $3.5 million bearing interest at 9.4% and $3.5 million at 10.88%, and have maturities in 2029 and 2030. Early redemption at the Company’s option may occur after 2009 and 2010, or in the event of certain regulatory or tax changes. Additionally, payments on these securities may be suspended by the Company for up to five years under certain circumstances. The Company applied new accounting provisions promulgated by the Financial Accounting Standards Board (“FASB”) and does not consolidate the Trusts in the Company’s consolidated balance sheet. Accordingly, at June 30, 2004, the Company included the Junior Subordinated Debentures payable to the Trusts as borrowings in its consolidated balance sheet.

13.	Deferred Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities and the tax benefit for the difference between the book and tax basis for the contribution to NewAlliance Foundation. Deferred taxes charged to goodwill were in connection with the acquisitions of Connecticut Bancshares and Alliance. The Company had a net deferred tax asset of $28.4 million as of June 30, 2004, an increase of $25.8 million, from $2.6 million as of December 31, 2003 as a result of these items charged to operations, stockholders’ equity and goodwill.

The allocation of deferred tax expense involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	For the Six Month Period Ended June 30,
	2004	2003
	(In thousands)
Deferred tax expense (benefit) allocated to:
Stockholders’ equity, tax effect of unrealized gain on marketable equity securities	$(5,237)	$2,182
Stockholders’ equity, tax benefit for difference between book and tax basis for Foundation contribution net of a $3,745 valuation allowance	(3,955)	—
Goodwill	(5,691)	—
Operations	(10,930)	(315)

Total deferred tax (benefit) expense	$(25,813)	$1,867

14.	Commitments and Contingencies

For a discussion of legal proceedings and other material litigation, see Part II, Item 1, Legal Proceedings, of this Form 10-Q.

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

Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in market interest rates, loan prepayment rates and delinquencies, general economic conditions, legislation, and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for financial services, and loan, deposit and investment products in the Company’s local markets; changes in accounting principles and guidelines; war or terrorist activities; the ability to successfully integrate the Connecticut Bancshares and Alliance franchises and retain their customers and employees; the ability to successfully implement the Company’s re-branding initiative for “NewAlliance”; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company’s operations, pricing and services.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, and which involve the most complex subjective decisions or assessments relate to income taxes, pension and other post retirement benefits, intangible assets, mortgage servicing rights, the allowance for loan losses, other than temporary impairment of securities and amortization and accretion on investment securities.

Overview

In 2003 we organized NewAlliance Bancshares, Inc. (the “Company”), a Delaware business corporation, in connection with the proposed conversion of the Bank, formerly New Haven Savings Bank, from mutual to capital stock form. On April 1, 2004 we completed the planned conversion of the Bank from a mutual bank to a stock bank. The Bank’s conversion resulted in the Company owning all of the Bank’s outstanding capital stock. The Bank is now a wholly-owned subsidiary of the Company, a bank holding company regulated by the Federal Reserve Board. On April 1, 2004 the Bank changed its name to NewAlliance Bank.

The company completed two acquisitions in the three months ended June 30, 2004: (1) Connecticut Bancshares, the holding company for the Savings Bank of Manchester and (2) Alliance, the holding company for Tolland Bank. The Savings Bank of Manchester was a $2.54 billion-asset bank with 28 branches in three counties in Central Connecticut, Tolland Bank was a $427.6 million-asset bank with ten branches in two counties in Central Connecticut.

The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services including trust and insurance services, to retail and commercial customers.

The Company’s core operating objectives are to (1) grow through a disciplined acquisition strategy, supplemented by de-novo branching, (2) build high quality, profitable loan portfolios, in particular through growth in commercial real estate, commercial business and home equity loans using both organic and acquisition strategies, (3) increase the non-interest income component of total revenues through (i) development of banking-related fee income, (ii) growth in existing wealth management services, including trust and the sale of insurance and investment products, and (iii) the potential acquisition of additional financial services businesses, (4) utilize technology to provide superior customer service and new products and (5) improve operating efficiencies through increased scale.

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, performance of acquisitions and integration activities, return on equity and assets, net interest margins, non-interest income, operating expenses and efficiency ratio, asset quality, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, market share and peer comparisons.

The quarter ended June 30, 2004 was the Company’s first quarter operating as a publicly owned stock company. The Company reported a loss of $17.6 million, or $0.17 a share, primarily attributable to a $40.0 million contribution to establish the NewAlliance Foundation and to $6.9 million of merger and conversion related expenses. Exclusive of the Foundation contribution and merger related costs, the Company earned $12.9 million during the quarter.

Asset quality continued to remain strong as evidenced by key performance ratios concerning non-performing loans and assets. Additionally, delinquencies decreased slightly while recoveries outpaced charge-offs. Excluding acquisition activity, the Company experienced an increase in the loan portfolio of $23.5 million, for the quarter primarily in home equity and equity lines of credit as a result of marketing activities conducted during the quarter.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Earnings Summary. As shown in Table 1, net income decreased by $22.9 million, to a net loss of $17.6 million for the quarter ended June 30, 2004 from net income of $5.3 million for the three months ended June 30, 2003. This decline is primarily attributable to a one-time charge of $40.0 million resulting from the contribution of 4.0 million shares of the Company’s common stock to the NewAlliance Foundation and merger and conversion related expenses of $6.9 million for the Connecticut Bancshares and Alliance purchases consummated on April 1, 2004. The Company experienced significant increases in net interest income and non-interest income of $22.4 million and $7.9 million, respectively, from the prior year’s quarter. Net interest income increased because of higher earning-asset levels derived primarily from the acquisitions of Connecticut Bancshares and Alliance, organic loan growth and investing the excess proceeds that remained after the Company’s issuance of common stock and the cash utilized for two acquisitions. These performance improvements were partially offset by growth in operating expenses resulting from the two acquisitions, as well as higher compensation and benefit expenses. The continued strong performance of asset quality metrics and loan portfolio composition was the primary reason for the loan loss provision remaining low.

The year-to-date decrease in earnings in comparison to the first six months of 2003 was primarily a result of higher net interest income and non-interest income, offset by increased operating expenses, conversion and merger charges and the contribution to the NewAlliance Foundation and is directly related to the two acquisitions and the conversion to a stock bank. The rise in net interest income was driven by an increase in interest-earning assets of $1.94 billion exceeding the increase in interest-bearing liabilities of $1.62 billion. Higher non-interest income and non-interest expenses were due to the expansion of the Company’s geographic area due to the acquisitions and costs associated with being a public company. The contribution of Company stock to the then newly formed NewAlliance Foundation on April 2, 2004 after the conversion from a mutual to a stock savings bank is a one-time event.

Table 1: Summary Income Statements

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(In thousands)
Net interest income	$41,060	$18,705	$22,355	$60,101	$37,270	$22,831
Provision for loan and lease losses	—	—	—	300	—	300
Non-interest income	11,429	3,562	7,867	15,405	9,094	6,311
Operating expenses	33,059	13,982	19,077	48,869	29,126	19,743
Contribution to NewAlliance Foundation	40,040	—	40,040	40,040	—	40,040
Conversion and merger related charges	6,886	187	6,699	10,850	197	10,653

Income (loss) before income taxes	(27,496)	8,098	(35,594)	(24,553)	17,041	(41,594)
Income tax (benefit) expense	(9,893)	2,786	(12,679)	(8,928)	5,888	(14,816)

Net (loss) income	$(17,603)	$5,312	$(22,915)	$(15,625)	$11,153	$(26,778)

Diluted earnings per share	$(0.17)	N/A		N/A	N/A

In addition to the earnings results presented above in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company provides certain earnings results on a non-GAAP, or operating basis. The determination of operating earnings excludes the effects of certain items the Company considers to be non-operating, including acquisition and conversion expenses and contributions to the NewAlliance Foundation. Performance measured by operating earnings is considered by management to be a useful measure for gauging the underlying performance of the Company by eliminating the volatility caused by voluntary, transaction-based items.

As reflected in Table 2, operating earnings for the quarter were $0.12 per share. The primary reasons for the net loss of $17.6 million for the quarter and $15.6 million for the first six months were the contribution to the NewAlliance Foundation of $40.0 million (after-tax $26.0 million) and the acquisition and merger costs of $6.9 million (after-tax $4.5 million) for the quarter and $10.9 million (after-tax $7.1 million) for the first six months.

A reconciliation of GAAP-based earnings results to operating-based earnings results is as follows:

Table 2: Reconciliation of GAAP Net Income to Operating Net Earnings

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(In thousands)
Net loss	$(17,603)	$(15,625)
After-tax operating adjustments:
NewAlliance Foundation contribution	26,026	26,026
Acquisition and conversion expenses	4,476	7,053

Net income - operating	12,899	17,454

Diluted earnings per share - operating	$0.12	N/A

Net Interest Income Analysis. Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the gross yield on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 3, net interest income for the quarter ended June 30, 2004 was $41.1 million, compared to $18.7 million for the same period last year. The $22.4 million increase is primarily due to an increase in interest-earning assets of $3.32 billion exceeding the increase in interest-bearing liabilities of $2.71 billion offset by 27 basis point decrease in the net interest margin.

Interest income for the three months ended June 30, 2004 was $58.0 million, compared to $26.2 million for the quarter ended June 30, 2003, an increase of $31.8 million, or 121.4%. Substantially all of the increase in interest income resulted from an increase in the average balance on interest-earning assets of $3.32 billion partially offset by a decrease of 44 basis points on the rate earned. The increase in the average balance was primarily due to funds received from the stock offering and interest-earning assets acquired from the Connecticut Bancshares and Alliance transactions that were completed on April 1, 2004. The most significant change occurred in the loan balances. Higher loan balances were attributable to $1.90 billion of loans acquired in the two acquisitions and net organic loan growth of $153.2 million over the past 12 months, driven principally by strong consumer demand given the continued favorable interest rate environment. Average balances for investments for the quarter rose $670.6 million while mortgage-backed securities increased $523.0 million, or 66.1%, and are also mainly attributable to the transactions. Additionally, the increase in the average balance of mortgage-backed securities was due to the Bank favoring this type of investment vehicle because of more favorable yields offered on these securities for comparable risk. The 81 basis point decline in the average yield on loans was due to the lower interest rate environment. The 53 basis point decrease in investment securities was due to the Bank investing in short-term low yielding assets due to liquidity needs raised by the initial public offering. After the completion of the public offering and the acquisitions, management began redeploying assets into higher yielding investment vehicles. The 17 basis point increase in the average yield on mortgage-backed securities was due to a decrease in prepayment speeds, which resulted in less premium amortization this period versus the same period a year ago.

The cost of funds for the quarter increased $9.3 million compared to the prior year as a result of the acquisition of Connecticut Bancshares and Alliance. Upon completion of the two transactions the Bank acquired approximately $1.94 billion in deposits and approximately $710.6 million in borrowings. Additionally, FHLB borrowings increased as the Bank used the advances to fund purchases of mortgage-backed securities in 2003 and match fund fixed rate loans. The increase in interest expense on deposits of $2.8 million was due to an increase in the average balance of $1.76 billion, which offset the 41 basis point decrease paid on these liabilities. The decrease in the rate paid was a result of a lower rate environment and management’s strategy of reducing reliance on higher cost certificates of deposit, particularly from non-core deposit customers. Interest expense on FHLB advances and other borrowings increased $6.7 million, from $1.8 million for the three months ended June 30, 2003 to $8.4 million for the same period in 2004. The increase in expense is due primarily to the increase in the average balance, partially offset by a 111 basis point decrease in the cost of these funds. The decrease in the average yield on these borrowings is a result of the lower rate environment.

Table 4 demonstrates that year-to-date net interest income was $60.1 million, an increase of $22.8 million, or 61.3%, compared to the equivalent prior year period. This change was driven by the two acquisitions and the conversion from a mutual savings bank to a stock bank. Interest-earning assets outpaced interest-bearing liabilities by $310.6 million, which offset the impact of the decrease in the net interest margin of 42 basis points. As previously mentioned, the loan portfolio experienced the largest increase with the average balance rising $1.11 billion to $2.26 billion from $1.16 billion. The average balances for investment securities and mortgage-backed securities increased $498.6 million and $297.9 million, respectively. The average balance of interest-bearing deposits increased $1.06 billion while FHLB advances and other borrowings rose $568.2 million. The six month change in the average yields on loans, investment and mortgage-backed securities, deposits and borrowings was consistent with the quarterly change as the same factors affected both periods.

Tables 3 and 4 below set forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields and rates for the periods indicated. Interest income and resultant yield information in the tables are on a fully tax-equivalent basis using a marginal federal income tax rate of 35.0%. Average balances are computed using daily balances. Yields and amounts earned include loan fees. Non-accrual loans have been included in interest-earning assets for purposes of these computations.

Table 5 below presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change.

	Table 3: Quarterly Average Balance Sheet For the Three Months Ended
	June 30, 2004			June 30, 2003
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1) (2)	$3,224,795	$42,053	5.22%	$1,167,288	$17,603	6.03%
Federal Funds sold	16,731	37	0.88	3,481	8	0.92
Investment securities	983,338	2,957	1.20	312,736	1,349	1.73
Investment securities - Tax Exempt	23,584	200	3.39	—	1	—
Mortgage-backed securities	1,313,661	12,462	3.79	790,671	7,151	3.62
FHLB stock	49,172	306	2.49	13,766	108	3.14

Total interest earning assets	5,611,281	$58,015	4.14%	2,287,942	$26,220	4.58%
Non-interest earning assets	721,419			112,231

Total assets	$6,332,700			$2,400,173

Interest-bearing liabilities:
Deposits:
Money market accounts	$904,593	$2,848	1.26%	$546,977	$1,855	1.36%
NOW accounts	372,836	225	0.24	34,001	50	0.59
Savings accounts	989,123	1,175	0.48	530,750	820	0.62
Certificates of deposit and retirement accounts	1,126,129	4,276	1.52	521,620	3,040	2.33

Total interest-bearing deposits	3,392,681	8,524	1.00	1,633,348	5,765	1.41
FHLB advances and other borrowing (3)	1,119,035	8,431	3.01	170,147	1,750	4.11

Total interest bearing liabilities	4,511,716	16,955	1.50%	1,803,495	7,515	1.67%
Non-interest-bearing demand deposits	382,835			164,641
Other non-interest bearing liabilities	38,228			31,964

Total liabilities	4,932,779			2,000,100
Equity	1,399,921			400,073

Total liabilities and equity	$6,332,700			$2,400,173

Net interest-earning assets	$1,099,565			$484,447

Net interest income		$41,060			$18,705

Interest rate spread			2.64%			2.91%
Net interest margin (net interest income as a percentage of total interest earning assets)			2.93%			3.27%
Ratio of total interest-earning assets to total interest-bearing liabilities			124.37%			126.86%

(1)	Average balances include non-accrual loans
(2)	Includes loans held for sale
(3)	Includes mortgagors’ escrow balances

	Table 4: Year to Date Average Balance Sheet For the Six Months Ended
	June 30, 2004			June 30, 2003
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1) (2)	$2,259,184	$59,328	5.25%	$1,160,094	$35,939	6.20%
Federal Funds sold	14,011	37	0.53	4,280	21	0.98
Investment securities	820,248	4,518	1.10	321,672	2,841	1.77
Investment securities - Tax Exempt	11,954	203	3.40	—	1	—
Mortgage-backed securities	1,068,794	20,603	3.86	770,926	13,903	3.61
FHLB stock	31,910	384	2.41	13,766	218	3.17

Total interest earning assets	4,206,101	$85,073	4.05%	2,270,738	$52,923	4.66%
Non-interest earning assets	388,676			113,700

Total assets	$4,594,777			$2,384,438

Interest-bearing liabilities:
Deposits:
Money market accounts	$749,376	$4,624	1.23%	$526,831	$3,638	1.38%
NOW accounts	406,759	643	0.32	31,674	139	0.88
Savings accounts	744,543	1,771	0.48	537,827	1,912	0.71
Certificates of deposit and retirement accounts	795,627	6,710	1.69	543,413	6,648	2.45

Total interest-bearing deposits	2,696,305	13,748	1.02	1,639,745	12,337	1.50
FHLB advances and other borrowing (2)	722,591	11,224	3.11	154,424	3,316	4.29

Total interest bearing liabilities	3,418,896	24,972	1.46%	1,794,169	15,653	1.74%
Non-interest-bearing demand deposits	279,260			160,757
Other non-interest bearing liabilities	35,109			32,323

Total liabilities	3,733,265			1,987,249
Equity	861,512			397,189

Total liabilities and equity	$4,594,777			$2,384,438

Net interest-earning assets	$787,205			$476,569

Net interest income		$60,101			$37,270

Interest rate spread			2.59%			2.92%
Net interest margin (net interest income as a percentage of total interest earning assets)			2.86%			3.28%
Ratio of total interest-earning assets to total interest-bearing liabilities			123.03%			126.56%

(1)	Average balances include non-accrual loans
(2)	Includes loans held for sale
(3)	Includes mortgagors’ escrow balances

Table 5: Rate/Volume

	Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003			Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)
Interest-earning assets:
Loans	$(2,658)	$27,108	$24,450	$(6,234)	$29,623	$23,389
Federal Funds sold	—	29	29	(14)	30	16
Investment securities	(528)	2,136	1,608	(1,410)	3,087	1,677
Investment securities - Tax Exempt (1)	—	199	199	—	202	202
Mortgage-backed securities	353	4,958	5,311	1,018	5,682	6,700
Federal Home Loan Bank stock	(26)	224	198	(62)	228	166

Total interest earning assets	$(2,859)	$34,654	$31,795	$(6,702)	$38,852	$32,150

Interest-bearing liabilities:
Deposits:
Money market accounts	$(146)	$1,139	993	$(426)	$1,412	986
NOW accounts	(48)	223	175	(142)	646	504
Savings accounts	(222)	577	355	(737)	596	(141)
Certificates of deposit and retirement accounts	(1,339)	2,575	1,236	(2,450)	2,512	62

Total deposits	(1,755)	4,514	2,759	(3,755)	5,166	1,411

Federal Home Loan Bank advances	(598)	7,279	6,681	(1,147)	9,055	7,908

Total interest bearing liabilities	(2,353)	11,793	9,440	(4,902)	14,221	9,319

Increase (decrease) in net interest income	$(506)	$22,861	$22,355	$(1,800)	$24,631	$22,831

Provision for Loan and Lease Losses. The provision for loan and lease losses is based on management’s periodic assessment of the adequacy of the loan loss allowance which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics, the level of non-performing loans and charge-offs, both current and historic, local economic conditions, the direction of real estate values, and current trends in regulatory supervision.

The Bank did not record a provision for loan and lease losses for either of the three months ended June 30, 2004 or June 30, 2003. Management performs a monthly review of the loan portfolio and based on this review determines the level of the provision necessary to maintain an adequate loan loss allowance. The primary factors that influenced management not to record a provision for the current quarter were a decrease in delinquencies and recoveries in excess of charge-offs even while there was growth in the loan portfolio. The year-to-date provision for the allowance for loan and lease losses was $300,000 compared to $0 for the same period in 2003 and was recorded prior to the acquisitions. The primary factor that influenced the increase in the provision was the default of one commercial borrower and resulting charge-off in the amount of $2.0 million.

At June 30, 2004, the allowance for loan and lease losses was $37.5 million, which represented 265.6% of non-performing loans and 1.2% of total loans. This compared to the allowance for loan losses of $18.6 million at June 30, 2003 representing 447.9% of non-performing loans and 1.5% of total loans.

Non-Interest Income. The Company has two primary sources of non-interest income: (a) banking services related to loans, deposits and other core customer activities typically provided through the branch network and (b) financial services, comprised of trust, investment and insurance products and brokerage and investment advisory services. The principal categories of non-interest income are as follows:

Table 6: Non-interest Income

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(In thousands)
Depositor service charges	$5,989	$1,859	$4,130	$7,789	$3,665	$4,124
Loan and servicing fees	1,328	(135)	1,463	1,420	387	1,033
Trust fees	679	550	129	1,230	1,004	226
Investment and insurance fees	1,841	652	1,189	2,496	1,615	881
Bank owned life insurance	632	—	632	632	—	632
Rental income	776	797	(21)	1,534	1,471	63
Net gain (loss) on limited partnerships	14	(512)	526	14	(487)	501
Net gain on sale of investment securities	4	—	4	40	597	(557)
Net gain on sale of loans	78	303	(225)	113	694	(581)
Other	88	48	40	137	148	(11)

Total non-interest income	$11,429	$3,562	$7,867	$15,405	$9,094	$6,311

As displayed in Table 6, non-interest income increased $7.9 million to $11.4 million for the three months ended June 30, 2004. Most of the increase is directly attributable to the acquisitions of Connecticut Bancshares and Alliance. Depositor service charges increased $4.1 million with approximately $3.9 million of the increase due to the acquisitions. The remaining $200,000 increase was due to an increase in check fees and other service charges due to an increase in volume and an increase in ATM fees. Loan and servicing fees increased $1.5 million with approximately $462,000 resulting from the acquisitions. The approximately $1.0 million remaining increase is due to a net recovery from the mortgage servicing rights valuation reserve compared to an increase in the valuation reserve in the prior period and lower mortgage servicing rights amortization on the Bank’s serviced portfolio due to reduced prepayment rates. Investment and insurance fees increased $1.2 million. This increase is largely attributable to the acquisitions given the expansion of our market and branch network and an increase in the number of brokers selling investment and insurance products. Additionally, the Bank established its own broker dealer in the first quarter of 2004 thereby realizing higher commissions on sales of investment products. The $632,000 increase in bank owned life insurance is due to the acquisitions. The $526,000 increase in limited partnerships was due to a write down in the three months ended June 30, 2003 on limited partnerships of $512,000 that was required to reflect the fair value of the partnerships. The decrease in net gain on sale of loans was due to a decrease in loans originated and sold in the secondary market due to the reduced refinancing activity industry-wide.

As with the quarter ended June 30, 2004, current year-to-date revenue was positively affected by the two acquisitions which were the main reason for increases in depositor service charges, investment and insurance fees, and bank owned life insurance. The increase in loan and servicing fees results from the acquisitions as well as a net recovery in the mortgage servicing rights valuation reserve. The increase in trust fees is primarily due to improved asset valuations. The $501,000 increase in gain on limited partnerships from the prior period was due to a write down in 2003 on limited partnerships that was required to reflect the fair value of the partnerships. Gains on sales of investment securities decreased $557,000, or 93.3% to $40,000 in 2004, compared to $597,000 for the six months ended June 30, 2003. This decrease was primarily because the Bank restructured a segment of its investment portfolio during the prior period, which resulted in the recording of security gains. As previously mentioned, the decrease in gain on sales of loans was due to a decrease in loans originated and sold in the secondary market due to the reduced refinancing activity industry-wide.

Non-Interest Expense. Table 7 below sets forth the quarterly and year to date results of the major operating expense categories for the current and prior year.

Table 7: Non-Interest Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
	(In thousands)
Salaries and employee benefits	$16,916	$8,186	$8,730	$25,529	$16,966	$8,563
Occupancy expense	2,830	1,661	1,169	4,721	3,524	1,197
Furniture and fixture expense	1,745	1,007	738	2,856	1,971	885
Outside services	3,903	1,570	2,333	6,201	3,420	2,781
Advertising, public relations, and sponsorships	874	556	318	1,247	1,173	74
Amortization of non-compete agreements and core deposit intangible	4,028	—	4,028	4,028	—	4,028
Other	2,763	1,002	1,761	4,287	2,072	2,215

Total recurring expense	33,059	13,982	19,077	48,869	29,126	19,743

Conversion and merger related charges	6,886	187	6,699	10,850	197	10,653
Contribution to NewAlliance Foundation	40,040	—	40,040	40,040	—	40,040

Total non-interest expense	$79,985	$14,169	$65,816	$99,759	$29,323	$70,436

As displayed in Table 7, non-interest expense increased $65.8 million to $79.9 million for the three months ended June 30, 2004 and $70.4 million to $99.8 million for the six months ended June 30, 2004. The increase in conversion and merger related charges and the contribution to the NewAlliance Foundation were the primary causes for the increase in non-interest expense. Conversion and merger related charges included primarily legal, accounting, consulting assistance, advertising and expenses related to rebranding the Bank as “NewAlliance Bank”. We expect that conversion and merger related charges resulting from our conversion to a stock bank and simultaneous acquisitions of Connecticut Bancshares and Alliance will continue during 2004 as we integrate the Connecticut Bancshares and Alliance systems into NewAlliance Bank. The contribution to the NewAlliance Foundation was a one-time event, as we do not expect to make future contributions to the Foundation.

Recurring expenses for the quarter ended June 30, 2004 were $33.1 million, up $19.1 million, or 136.4%, from the prior year level. Salaries and employee benefits represented the largest increase in recurring expenses. Approximately 71%, or $6.2 million, of the $8.7 million increase was directly attributable to the acquisitions of Connecticut Bancshares and Alliance. The remaining 29%, or $2.5 million, increase was mainly a result of charges associated with the restructuring of the Company’s compensation plans to align them with other publicly-traded financial institutions and holding companies, increased salaries and benefits incurred by increased staffing levels as the Bank converted from a mutual savings bank to a stock bank, and to a lesser extent, due to general salary increases. Occupancy and furniture and fixtures expenses increased as we added 36 branches to our branch network with the acquisitions. We would expect occupancy expense to decrease slightly in future periods as we proceed with an expected consolidation of 10 branch locations by year-end. Outside services increased $2.3 million for the quarter and were driven mainly by increases in data processing fees and additional legal and accounting fees related to the additional responsibilities of being a newly formed public company. The $4.0 million increase in amortization of non-compete agreements and core deposit intangible is directly attributable to the acquisitions of Connecticut Bancshares and Alliance. Approximately 48%, or $851,000, of the increase in other expenses is due to the acquisitions while approximately $800,000 is due to increases in director and officer liability insurance coverage. Premiums for this coverage increased due to the Bank’s conversion to a public company, and the Bank increasing the level of its coverage.

The increase in the year-to-date recurring non-interest expenses was mostly attributable to the same items discussed in the quarterly variance discussion above: salaries and employee benefits, occupancy and furniture and fixtures expense, outside services amortization of intangibles and other expenses. While advertising expenses had a nominal increase it cannot be attributed directly to the acquisitions and conversion to a stock bank as branding expenses are being recorded as conversion and merger charges.

Income Tax Expense (Benefit). The income tax benefit of $(9.9) million for the three months ending June 30, 2004, resulted in an effective tax rate of 35.9%, compared to an income tax expense of $2.8 million for the three months ending June 30, 2003, which resulted in an effective tax rate of 34.4%. The income tax benefit of $(8.9) million for the six months ending June 30, 2004 compared to an income tax expense of $5.9 million for the six months ending June 30, 2003. The change in the effective rate for the three months and six months ending June 30, 2004 is due to the pretax loss.

FINANCIAL CONDITION

Financial Condition Summary. The Company experienced significant increases in a majority of its balance sheet categories that were driven by the conversion to a public company and the simultaneous acquisitions of Connecticut Bancshares and Alliance. The Company completed its conversion from a state-chartered mutual bank to a state-chartered stock bank and the acquisitions on April 1, 2004. From December 31, 2003 to June 30, 2004, total assets and liabilities increased approximately $3.85 billion and $2.86 billion, respectively, while stockholders equity increased $996.5 million to $1.40 billion.

Investment Securities

At June 30, 2004, the Company had total investments of $2.33 billion, or 36.4% of total assets. This is an increase of $1.21 billion, or 108.0% from $1.12 billion at December 31, 2003. The increase was the result of the acquired investment portfolios of Connecticut Bancshares and Alliance and proceeds of the Company’s stock offering remaining after the purchase of Connecticut Bancshares and Alliance.

The Company’s investment strategy emphasizes the purchase of hybrid adjustable rate mortgage backed securities with reset dates ranging between three years and seven years. These securities were emphasized due to their more predictable yield during their initial fixed rate period as compared to other structured mortgage products, their yield advantage over asset backed securities and their monthly cash flows that provide the Bank with liquidity. In addition, at the end of the initial fixed rate period, the remaining balance of these securities become adjustable rate instruments thereby assisting the Bank in the asset/liability management process. This strategy was supplemented by the purchase of seven year balloon mortgage-backed securities which are of a similar duration or with an estimated average life of under four years. The Bank is amortizing any premium paid on hybrid adjustable rate mortgage backed securities to the initial reset date due to management’s experience with prepayments by the initial reset date.

SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading depending on the Bank’s intent regarding its investments at the time of purchase. The Bank does not currently maintain a portfolio of trading securities. As of June 30, 2004, $2.33 billion, or 99.98% of the portfolio, was classified as available for sale and $500,000 of the portfolio was classified as held to maturity. The net unrealized loss on securities classified as available for sale as of June 30, 2004 was $14.5 million, with $1.2 million of that amount attributable to marketable equity securities compared to an unrealized gain of $4.3 million as of December 31, 2003. The reduction in the market value of securities available for sale was primarily due to an overall increase in market interest rates that resulted in reduced valuations for the Company’s fixed income portfolios. Management has performed a review of all investments with significant unrealized losses for potential other-than-temporary impairment and noted that none of these investments had other-than-temporary impairment.

Lending Activities

The Bank makes residential real estate loans secured by one- to four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, multi-family loans, home equity lines of credit and fixed rate loans and other consumer loans. Table 8 displays the balances of the Bank’s loan portfolio as of June 30, 2004 and December 31, 2003.

Table 8: Loans

Loan Category	June 30, 2004		December 31, 2003
	(In thousands)
Residential real estate loans	$1,658,955	51.0%	$640,336	49.2%
Commercial real estate and multi-family loans	642,443	19.8%	279,861	21.5%
Residential construction	23,779	0.7%	1,397	0.1%
Commercial and construction loans	443,203	13.6%	108,197	8.3%
Consumer loans	485,149	14.9%	272,775	20.9%

Total loans	$3,253,529	100.0%	$1,302,566	100.0%

As shown in Table 8, gross loans ended the quarter at $3.25 billion, up $1.95 billion for the six months ending June 30, 2004. The increase in loan balances was primarily attributable to the two acquisitions. The acquisitions of Connecticut Bancshares and Alliance on April 1, 2004 added approximately $1.90 billion in loans. Excluding the impact of the acquisitions, gross loans grew $46.7 million, or 3.6% in the last six months primarily as a result of strong demand in home equity loans and equity lines of credit and commercial loans offset by reductions in commercial real estate loans.

Home equity loans and equity lines of credit increased $45.9 million from December 31, 2003 to June 30, 2004 excluding loans acquired ($150.0 million) in the acquisitions of Connecticut Bancshares and Alliance. These products were promoted by the Bank through attractive pricing and marketing campaigns as the Bank is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to first mortgage loans.

Commercial loans, excluding $226.3 million in loans acquired in the acquisitions increased $23.3 million from the December 31, 2003 balance. The Bank’s current strategy is to steadily grow the commercial loan portfolio and have a larger percentage of the Bank’s assets be attributable to commercial loans including real estate, construction and other commercial loans. To accomplish this goal, the Bank is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while still maintaining credit quality.

Commercial real estate and multi-family loans, excluding $384.7 million acquired from Connecticut Bancshares and Alliance decreased approximately $22.1 million from the December 31, 2003 balances. This decrease is due to loan prepayments in excess of new originations.

Residential real estate loans continue to represent the majority of the Bank’s loan portfolio as of June 30, 2004, comprising approximately 51% of gross loans. Excluding the loans acquired in the acquisitions, the Bank experienced a decrease in the portfolio of $3.8 million. New loan originations have been affected by the decrease in demand for new mortgage loans to support refinance activity due to the general leveling off of interest rate declines that existed during the last two years. Loan originations were less than the amount of mortgage paydowns and payoffs resulting in a decline in the residential mortgage portfolio. Residential real estate loans acquired from Connecticut Bancshares and Alliance totaled $1.02 billion.

Asset Quality

Table 9 below exhibits the major components on non-performing loans and assets and key quality metrics for the periods ending June 30, 2004 and December 31, 2003.

Table 9: Non-performing Assets

	June 30, 2004	December 31, 2003
	(In thousands)
Nonaccruing loans: (1)
Real estate loans:
Residential (one- to four- family)	$1,507	$1,399
Commercial	3,988	700
Multi-family	—	—
Residential construction	—	—

Total real estate loans	5,495	2,099

Commercial loans:
Commercial construction	150	—
Commercial loans	8,231	3,319

Total commercial loans	8,381	3,319

Consumer loans:
Home Equity and Equity Lines of Credit	27	15
Mobile Home and Boat Loans	79	—
Other	152	56

Total consumer loans	258	71

Nonperforming Loans	14,134	5,489

Real Estate Owned, net	51	23

Total Nonperforming Assets	$14,185	$5,512

Allowance for loan losses as a percent of total loans (2)	1.15%	1.35%

Allowance for loan losses as a percent of total non-performing loans	265.63%	321.90%

Total Nonperforming loans as a percentage of total loans (2)	0.43%	0.42%

Total nonperforming assets as a percentage of total assets	0.22%	0.22%

(1)	Non-accrual loans include all loans 90 days or more past due, restructured loans and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding

As displayed in Table 9, non-performing assets at June 30, 2004 were $14.2 million, an increase of $8.7 million versus year-end 2003, and is attributable to the acquisitions. At March 31, 2004 the Bank recorded non-performing assets of $2.2 million. The $3.3 million improvement between December 31, 2003 and March 31, 2004 stemmed primarily form one commercial loan borrowing relationship for which there was a $2.0 million charge-off and payment in full of five loans in the amount of $1.2 million where the real estate properties securing the debt were sold. Upon completion of the acquisitions on April 1, 2004 the Bank recorded an additional $15.5 million in non-performing assets for a total of $17.7 million. The decrease of $3.5 million in non-performing assets from April 1, 2004 is primarily due to reductions in the residential mortgage portfolio for approximately $1.3 million and the commercial loan portfolio for approximately $1.8 million.

Delinquent loans (30 days through non-accruing) as a percent of total loans were 0.68% as of June 30, 2004, a two basis-point decrease from April 1, 2004 and a one basis-point decrease from year-end 2003. The improvement stems from a concentrated effort to maintain satisfactory delinquency levels after the completion of the acquisitions. The biggest improvements were seen in the construction and residential portfolios.

Non-performing loans were 0.43% of total loans outstanding at the end of the quarter versus 0.42% at year-end 2003. The allowance for loan and lease losses to non-performing loans ratio, a general measure of coverage adequacy, was 265.6% at the end of the quarter. This was lower than the ratio of 321.9% at year-end 2003, but it is in line with the positive asset quality indicators showing improved trends in net charge-offs, non-performing loans and delinquencies.

Allowance For Loan Losses

As displayed in Table 10 below in the three months ended June 30, 2004, there were net recoveries of $141,000 compared to charge-offs in excess of recoveries of $350,000 in the prior year period. The net recoveries occurred despite increases in the average loan balances and were primarily due to smaller than anticipated charge-offs totaling $508,000 and recoveries totaling $649,000. One commercial real estate recovery of $300,000 was largely responsible for the improvement in net charge-offs. At June 30, 2004 the allowance for loan and lease losses was 1.15% of the loan portfolio and management believes that it is adequate and consistent with the positive asset quality indicators.

A loan and lease loss allowance of $37.5 million was determined to be required as of June 30, 2004 compared to $17.7 million as of December 31, 2003. The increase is attributable to the acquisitions. Upon completion of the two acquisitions the Company recorded $21.5 million in additional allowance for loan loss, which represents the amounts carried by Connecticut Bancshares and Alliance. During the quarter, the Company performed a detailed analysis of the acquired banks’ loan portfolios in the determination of the adequacy of the allowance for loan losses. This analysis included a risk rating review of all commercial and commercial real estate relationships over $250,000. Although this detailed review resulted in some adjustments to the risk rating, it did not impact the allowance for loan losses allocated to the acquired banks’ loan portfolios.

Table 10: Allowance for Loan Losses

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Balance at beginning of period	$15,905	$18,932	$17,669	$19,327
Net allowances gained through acquisition	21,498	—	21,498	—
Provision for loan losses	—	—	300	—
Charge-offs:
Residential and commercial mortgage loans	68	16	153	511
Commercial loans	352	608	2,419	656
Consumer loans	88	55	144	115

Total charge-offs	508	679	2,716	1,282

Recoveries:
Residential and commercial mortgage loans	(342)	(73)	(375)	(153)
Commercial loans	(282)	(217)	(364)	(315)
Consumer loans	(25)	(39)	(54)	(69)

Total recoveries	(649)	(329)	(793)	(537)

Net (recoveries) charge-offs	(141)	350	1,923	745

Balance at end of period	$37,544	$18,582	$37,544	$18,582

Intangible Assets

In conjunction with the acquisitions of Connecticut Bancshares and Alliance, the Company recorded intangible assets of $496.0 million, including $9.8 million for non-compete agreements with senior management of Connecticut Bancshares and Alliance, $56.9 million in core deposit intangible and $429.6 million in goodwill. In accordance with SFAS No. 141, the assets acquired and liabilities assumed were recorded on the balance sheet based on fair values on the acquisition date. In connection with determining the fair market values, the Company retained the services of third parties to provide fair value appraisals of the core deposit intangible and to review the value of the non-compete agreements. The Company also utilized third parties to compute the market value for loans, deposits and certain fixed assets.

Deposits and Borrowings

The Bank’s traditional sources of funds are the deposits it gathers and the line of credit it maintains with the Federal Home Loan Bank – Boston (“FHLB”). The Bank’s line of credit is collateralized by stock in the FHLB and by certain mortgage loans and by other investments. Repayment and prepayment of loans and securities, proceeds from sales of loans and securities and proceeds from maturing securities are also sources of funds for the Bank.

As displayed in Table 11, deposits increased $1.98 billion, or 109.8%, as compared to December 31, 2003. Deposits totaling $1.93 billion were added as a result of the acquisitions of Connecticut Bancshares and Alliance. Excluding these deposits, the Bank grew its deposit base approximately $44.1 million from December 31, 2003 to June 30, 2004. The increase occurred primarily in money market accounts offset by decreases in time deposits and regular savings.

The Bank increased money market deposits by attracting new customers and attracting additional balances from existing customers through a successful promotion which employed a premium rate. As a result, net new balances for money market accounts increased $172.2 million. The Bank’s strategy is to cross sell to new customers, with an emphasis on new checking accounts, by offering those customers with checking accounts a higher rate on their money market account at the end of the promotional period. Time deposits decreased as higher rate CD’s matured and were replaced generally by lower cost core deposits. The Bank has a strategy of reducing its reliance on higher cost CD’s. Excluding time deposits acquired in the two acquisitions, time deposits decreased $63.8 million. Regular savings, excluding those acquired in the acquisitions, decreased $49.5 million due in part to a steady migration to money market accounts as a result of a more favorable rate structure offered in these products.

The Bank recorded borrowings of $1.08 billion at June 30, 2004, an increase of $800.5 million, or 288.3%, from the balance recorded at December 31, 2003. The Company acquired approximately $712.0 million from Connecticut Bancshares and Alliance, including $117.8 million of customer repurchase agreements, $587.1 million in Federal Home Loan Bank advances, and $7.1 million in junior subordinated debentures, in addition to approximately $88.5 million in net new borrowings.

Table 11: Deposits

	June 30, 2004	December 31, 2003	Change
	(In thousands)
Regular savings	$978,037	$496,553	$481,484
Money market accounts	1,031,576	632,279	399,297
NOW accounts	282,357	12,691	269,666
Demand deposit accounts	383,037	183,555	199,482
Time deposit accounts	1,104,647	476,213	628,434

Total deposits	$3,779,654	$1,801,291	$1,978,363

Stockholders’ Equity

Total stockholders’ equity equaled $1.40 billion at June 30, 2004, $996.5 million higher than the balance at December 31, 2003. The increase was primarily attributable to converting to a public company. This increase consisted of) the recording of common stock and additional paid-in capital in the initial public offering, shares issued to the NewAlliance Foundation and shares issued to Alliance shareholders for $1.13 billion, offset by (i) a net loss of $15.6 million, (ii) a change of $10.5 million in other comprehensive income resulting from a decline in the fair market value of investments available for sale, and (iii) shares purchased for the employee stock ownership plan for $108.8 million, net of $610,000 of released shares.

See the “Liquidity and Capital Position” discussion beginning on page 33 for further information on regulatory capital ratios.

Asset and Liability Management and Management of Market and Interest Rate Risk

General. Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Bank has no foreign currency or commodity price risk. Credit risk related to investments in corporate securities is low as all such investments by the Company are investment grade. As a financial institution, the Bank’s chief market risk lies in its exposure to interest rate volatility. Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Bank’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, the Bank seeks to reduce the vulnerability of its net earnings to changes in interest rates. The extent of movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At June 30, 2004, the Bank’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was $692.1 million, or positive 10.8% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

Income Simulation Analysis. Income simulation analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Scenarios utilized by the Bank to measure interest rate risk include instantaneous rate shocks, rate ramps over a six month or one year period, static rates, non-parallel shifts in the yield curve and a forward rate scenario. These simulations are used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a one to three year period. Simulation analysis involves projecting future balance sheet structure and interest income and expense under the various rate scenarios. The Bank’s internal guidelines on interest rate risk specify that for a range of interest rate scenarios, the estimated net interest margin over the next 12 months should decline by less than 12% as compared to the net interest margin in the base scenario. However, in practice, the Bank manages interest rate risk well within these 12% guidelines.

At June 30, 2004, the Bank’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage Change in Estimated Net Interest Margin Over 12 months
200 basis point instantaneous and sustained increase in rates	3.26%
50 basis point instantaneous and sustained decrease in rates	(2.64)%

The base case rate scenario used to forecast the net interest margin consisted of a yield curve that increased approximately 50 basis points at the front end of the yield curve and increased approximately 15 basis points at the long end of the yield curve. Management believes that this interest rate scenario most closely approximates market expectations for interest rate movements over the next twelve months.

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

The Bank has expanded its use of borrowings from the Federal Home Loan Bank as part of its management of interest rate risk and liquidity. Such borrowings increased by $620.5 million between December 31, 2003 and June 30, 2004 primarily due to the acquisition of Connecticut Bancshares. At June 30, 2004, total borrowings from the Federal Home Loan Bank amounted to $873.5 million and the Bank had the capacity to increase that total to $1.20 billion. Additional borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and the Bank’s liquidity and gap position, the Bank may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At June 30, 2004 the Bank’s repurchase agreement lines of credit totaled $50.0 million, $19.4 of which was available on that date.

The Bank’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Bank’s operating, financing, lending and investment activities during any given period. At June 30, 2004, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $933.8 million, or 14.6% of total assets.

The Company believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At June 30, 2004, the Bank had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $580.7 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from June 30, 2004 amounted to $78.3 million. The Bank expects that substantially all maturing certificate accounts will be retained by the Bank at maturity.

At June 30, 2004, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was 15.9%, which is above the threshold level of 5.0% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 26.8% and the Total risk-based capital ratio stood at 27.9%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $605.3 million, or 10.75% of average assets, which is above the required level of $225.1 million or 4%, and total risk-based capital of $642.8 million, or 18.72% of adjusted assets, which is above the required level of $274.8 million, or 8%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Bank’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 19 through 33 under the caption “Asset and Liability Management and Management of Market and Interest Rate Risk”.

Item 4. Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings other than as described below and routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of NewAlliance Bancshares, Inc.

Two substantially similar actions were initiated in the Connecticut Superior Court by Joanne Turonis and by Towana Marks and others, by service on September 29, 2003 and January 26, 2004, respectively, against New Haven Savings Bank and its Directors and, in the second action, its Corporators, alleging breach of fiduciary duty in connection with the decision to convert to a public company. The actions claimed, among other things, that New Haven Savings Bank should have sought the approval of its depositors for the conversion and should modify the plan of conversion to be fair to its depositors. The actions sought injunctive relief to prevent or delay the Bank’s conversion and monetary damages. The actions also sought certification of a class consisting of the depositors of New Haven Savings Bank. The defendants filed a motion to consolidate both cases, which was granted and filed motions to dismiss both actions for failure of the plaintiffs to have exhausted their administrative remedies and other grounds. Both lawsuits were dismissed by decision of the Connecticut Superior Court pursuant to a Memorandum of Decision issued on March 12, 2004, and the Bank’s conversion was completed on April 1, 2004. The plaintiffs in the Turonis action have filed a timely appeal but the Marks plaintiffs have not and the appeal period on that action has expired. Accordingly, only the Turonis action against the Bank and its directors remains outstanding. The appeal will be heard in the ordinary course of the Connecticut appeal process. NewAlliance continues to believe the Turonis case is without merit and will vigorously argue that the previously granted motion to dismiss in that case should be upheld on appeal.

An additional conversion-related civil action was brought against the Bank in June, 2004. This action is in U.S. District Court, New Haven, Connecticut. The plaintiffs are 10 entities who claim that their right to purchase stock in the Bank’s conversion offering was improperly limited by the Bank because of its allegedly wrongful determination that those entities were acting in concert with other entities whose subscription rights were also restricted. The plaintiffs seek monetary damages based on the number of shares they allege they should have been allowed to purchase multiplied by the stock’s initial appreciation following the conversion. The Bank disputes the defendants’ allegations and intends to defend the case vigorously. The case is at an early stage and will be tried in the ordinary course of the Court’s business.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a), (b) and (c) Not applicable

(d) The Company’s Registration on Form S-1 (File No. 333-109266) was declared effective by the SEC on February 9, 2004. The offering commenced on February 9, 2004, and the offering subscription period ended March 11, 2004. Ryan Beck and Co., Inc. was the underwriter. A total of 102,493,750 shares of common stock were sold at $10.00 per share in the subscription offering, which was consummated on April 1, 2004. The gross offering proceeds were $1,024,937,500 and net proceeds were approximately $1,010,115,200. The net proceeds were primarily used to fund the acquisition of Connecticut Bancshares and Alliance. In addition, 7,664,986 shares were issued to former shareholders of Alliance in exchange for their shares of common stock of Alliance (based on an exchange ratio of 2.501 shares of NewAlliance common stock for each share of Alliance common stock) and 4,000,000 shares of the Company’s common stock were contributed to the NewAlliance Foundation.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number
3.1	The Company’s Amended and Restated Certificate of Incorporation (filed herewith).

3.2	The Company’s Bylaws (filed herewith).

10.1.1	Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Peyton R. Patterson, effective April 1, 2004 (filed herewith).

10.1.2	Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Merrill B. Blanksteen, effective April 1, 2004 (filed herewith).

10.1.3	Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Gail E.D. Brathwaite, effective April 1, 2004 (filed herewith).

10.1.4	Employment Agreement between NewAlliance Bank and David H. Purcell, effective April 1, 2004 (filed herewith).

10.1.5	Employment Agreement between NewAlliance Bank and Diane L. Wishnafski, effective April 1, 2004 (filed herewith).

10.1.6	Employment Agreement between NewAlliance Bank and Brian S. Arsenault, effective June 1, 2004 (filed herewith).

10.1.7	Employment Agreement between NewAlliance Bank and J. Edward Diamond, effective April 1, 2004 (filed herewith).

10.1.8	Employment Agreement between NewAlliance Bank and Donald T. Chaffee, effective April 1, 2004 (filed herewith).

10.7.1	Change In Control Agreement between NewAlliance Bank and Koon-Ping Chan, effective April 1, 2004(filed herewith).

10.7.2	Change In Control Agreement between NewAlliance Bank and Paul A. McCraven, effective April 1, 2004 (filed herewith).

31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Merrill B. Blanksteen pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Merrill B. Blanksteen pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on 8-K

(i)	Form 8-K filed on April 15, 2004. “Items 2, 5. Acquisition or Disposition of Assets; Other Events”. Relating to the April 1, 2004 consummation of the Company’s initial stock offering, the related mutual-to-stock conversion of New Haven Savings Bank and the acquisitions of Connecticut Bancshares, Inc., the holding company for Savings Bank of Manchester and Alliance Bancorp of New England, Inc., the holding company for Tolland Bank.

(ii)	Form 8-K filed on April 20, 2004. “Item 5. Other Events” Report that the Company’s employee stock ownership plan has completed its open market purchases of the Company’s common stock.

(iii)	Form 8-K filed on May 4, 2004. “Item 9. Regulation FD Disclosure” Contains a slide presentation substantially similar to presentation filed on Form 8-K on February 24, 2004.

(iv)	Form 8-K filed on June 4, 2004 “Item 5. Other Events” Contains a press release announcing the consolidation of ten branch locations in areas where there is overlap in the Company’s franchise.

(v)	Form 8-KA filed on June 10, 2004, “Item 7. Financial Statements and Exhibits”, Contains pro-forma financial information incorporated by reference to Form 8-K filed on April 15, 2004.

(vi)	Form 8-KA filed June 16, 2004, “Item 7. Financial Statements and Exhibits”, Contains a correction to certain pro-forma information filed with the June 10, 2004 8-KA.

(vii)	Form 8-K filed on June 18, 2004, “Item 5. Other Events”. Contains a press release announcing the Company’s inclusion in the Russell 3000 and Russell Small-Cap 2000 Indexes.

(viii)	Form 8-K filed on June 23, 2004, “Item 5. Other Events”. Contains a press release announcing the Company’s inclusion in the NASDAQ Financial - 100 Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen
Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)