Form 10-Q
period 2004-09-30
NEWALLIANCE BANCSHARES INC
filed 2004-11-12
CIK 1264755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-50610

NEWALLIANCE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2407114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510
(Address of principal executive officers)	(Zip Code)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock (par value $.01)	114,158,736
Class	Outstanding at November 12, 2004

NewAlliance Bancshares, Inc.

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
	(In thousands, except share data)
Assets
Cash and due from banks, noninterest bearing	$103,480	$46,634
Investment securities available for sale (note 6 )	2,274,012	1,119,280
Investment securities held to maturity	500	350
Loans held for sale	1,303	90
Loans receivable, net (note 7)	3,166,346	1,289,789
Accrued interest and dividends receivable	22,916	8,894
Federal Home Loan Bank stock	50,986	13,766
Premises and equipment, net	53,450	34,119
Real estate owned, net	25	23
Deferred tax asset, net (note 10)	23,168	2,560
Cash surrender value of life insurance	54,379	—
Goodwill (note 3)	416,867	—
Other intangible assets	61,637	2,643
Other assets	54,843	18,582

Total assets	$6,283,912	$2,536,730

Liabilities and Stockholders’ Equity
Deposits (note 8)	$3,695,037	$1,801,291
Mortgagors’ escrow and other deposits	37,135	26,904
FHLB advances and other borrowings (note 9)	1,074,851	277,681
Accrued interest payable on deposits and borrowings	3,902	1,187
Other liabilities	57,678	23,666

Total liabilities	4,868,603	2,130,729
Commitments and contingencies (note 14)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 190,000,000 shares; issued 114,158,736 shares at September 30, 2004	1,142	—
Additional paid-in capital	1,128,571	—
Unallocated common stock held by ESOP	(107,930)	—
Retained earnings	393,410	405,172
Accumulated other comprehensive income (note 11)	116	829

Total stockholders’ equity	1,415,309	406,001

Total liabilities and stockholders’ equity	$6,283,912	$2,536,730

See accompanying notes to unaudited consolidated financial statements.

NewAlliance Bancshares, Inc.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
	(In thousands, except share data)
Interest and dividend income:
Real estate mortgage loans	$20,924	$8,350	$50,675	$25,736
Commercial real estate loans	10,922	4,772	26,528	14,588
Commercial loans	4,757	1,352	10,348	4,185
Consumer loans	5,642	2,912	14,023	8,815
Federal Funds sold	13	2	50	22
Investment securities:
Interest	17,163	7,269	41,160	22,943
Interest-tax exempt	207	—	410	2
Dividends	1,194	513	2,701	1,800

Total interest and dividend income	60,822	25,170	145,895	78,091

Interest expense:
Deposits (note 8)	9,767	5,238	23,516	17,576
Federal Home Loan Bank advances and other borrowings	8,488	1,965	19,712	5,280

Total interest expense	18,255	7,203	43,228	22,856

Net interest income before provision for loan losses	42,567	17,967	102,667	55,235
Provision for loan losses	—	—	300	—

Net interest income after provision for loan losses	42,567	17,967	102,367	55,235

Non-interest income:
Depositor service charges	5,851	2,047	13,640	5,711
Loan and servicing income	676	1,444	2,096	1,829
Trust fees	578	450	1,808	1,455
Investment and insurance fees	1,915	467	4,411	2,082
Bank owned life insurance	604	—	1,236	—
Rental income	779	769	2,313	2,241
Net gain (loss) on limited partnerships	—	(1,042)	14	(1,529)
Net gain on sale of investment securities	19	130	59	727
Net gain on sale of loans	43	137	156	832
Other	164	177	301	324

Total non-interest income	10,629	4,579	26,034	13,672

Non-interest expense:
Salaries and employee benefits (note 13)	18,108	10,245	43,637	27,212
Occupancy expense	2,937	1,672	7,657	5,195
Furniture and fixture expense	1,756	950	4,612	2,921
Outside services	4,741	1,761	10,943	5,181
Advertising, public relations, and sponsorships	787	353	2,034	1,526
Contribution to NewAlliance Foundation (note 2)	—	—	40,040	—
Amortization of non-compete agreements and core deposit intangible	3,769	—	7,798	—
Conversion and merger related charges	5,508	1,017	16,358	1,214
Other	3,314	1,093	7,600	3,166

Total non-interest expense	40,920	17,091	140,679	46,415

Income (loss) before income taxes	12,276	5,455	(12,278)	22,492
Income tax provision (benefit)	4,143	1,867	(4,786)	7,754

Net income (loss)	$8,133	$3,588	$(7,492)	$14,738

Earnings per share:
Basic	$0.08	N/A	N/A	N/A
Diluted	$0.08	N/A	N/A	N/A
Dividends per share	$0.04	N/A	N/A	N/A
Weighted-average shares outstanding:
Basic	106,746,263	N/A	N/A	N/A
Diluted	106,746,263	N/A	N/A	N/A

See accompanying notes to unaudited consolidated financial statements.

NewAlliance Bancshares, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2004

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2003		$—	$—	$—	$405,172	$829	$406,001
Issuance of common stock for initial public offering, net of expenses of $14.8 million (note 2)	102,493,750	1,025	1,009,911	—	—	—	1,010,936
Issuance of common stock to NewAlliance Foundation including additional tax benefits due to higher basis for tax purposes	4,000,000	40	42,040				42,080
Issuance of stock for acquisition of Alliance Bancorp of New England, Inc.	7,664,986	77	76,573	—	—	—	76,650
Shares purchased for ESOP	—	—		(109,451)	—	—	(109,451)
Allocation of ESOP shares		—	16	1,521	—	—	1,537
Tax benefit of ESOP shares release			31				31
Dividends declared ($.04 per share)					(4,270)		(4,270)
Comprehensive income:
Net loss	—	—	—	—	(7,492)	—	(7,492)
Other comprehensive income, net of tax:
Net unrealized loss on available for sale securities	—	—	—	—		(713)	(713)

Total comprehensive loss							(8,205)

Balance September 30, 2004	114,158,736	$1,142	$1,128,571	$(107,930)	$393,410	$116	$1,415,309

See accompanying notes to unaudited consolidated financial statements.

NewAlliance Bancshares, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(7,492)	$14,738
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	300	—
Contribution of common stock to the Charitable Foundation	40,000	—
Provision for loss on limited partnerships	—	1,560
ESOP expense	1,537	—
Amortization of intangible assets	7,798	—
Depreciation and amortization	4,916	2,877
Amortization of fair market adjustments from acquisitions and assets acquired	(4,805)	38
Deferred (benefit) tax provision	(12,375)	2,182
Net amortization/accretion on investment securities	6,361	5,042
Net securities gains	(59)	(727)
Net gain on sale of performing loans	(156)	(832)
(Increase) decrease in other assets	(19,065)	7,008
(Decrease) increase in other liabilities	(14,381)	1,072
Increase in cash surrender value of life insurance	(1,230)	—

Net cash (used) provided by operating activities	1,349	32,958

Cash flows from investing activities
Proceeds from maturity of investment securities	7,208,455	213,746
Proceeds from sales and other principal reductions of available for sale securities	534,746	619,841
Purchase of available for sale securities	(8,078,959)	(845,671)
Purchase of FHLB stock	(8,634)	—
Proceeds from sale of loans	5,334	52,336
Net decrease (increase) in loans	61,029	(150,186)
Proceeds from sales of other real estate owned	146	1,016
Net cash paid for acquisitions	(529,413)	—
Purchases of premises and equipment	(3,240)	(3,913)

Net cash used in investing activities	(810,536)	(112,831)

Cash flows from financing activities
Net decrease in deposits	(54,203)	(18,568)
Decrease in mortgagors’ escrow accounts	(25,444)	(6,233)
Proceeds from borrowed funds	2,778,073	666,144
Repayments of borrowed funds	(2,729,645)	(573,620)
Net proceeds from common stock offering	1,010,936	—
Dividends paid	(4,270)	—
Acquisition of common stock by ESOP, net	(109,414)	—

Net cash provided by financing activities	866,033	67,723

Net increase (decrease) in cash and cash equivalents	56,846	(12,150)
Cash and equivalents, beginning of year	46,634	58,587

Cash and equivalents, end of period	$103,480	$46,437

See accompanying notes to unaudited consolidated financial statements.

NewAlliance Bancshares, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated interim financial statements set forth the accounts of NewAlliance Bancshares, Inc. and subsidiaries (the “Company”) including its main wholly-owned subsidiary, NewAlliance Bank (the “Bank”), formerly New Haven Savings Bank. The Consolidated Interim Financial Statements and the accompanying Notes have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results, which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of NewAlliance Bancshares, Inc. could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses, the valuation of mortgage servicing rights and the determination of the obligation for pension and other postretirement benefits. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in NewAlliance Bancshares’ Annual Report on Form 10-K as of and for the nine months ended December 31, 2003 and the Annual Reports on Form 10-K as of and for the year ended December 31, 2003 for Connecticut Bancshares, Inc. (“Connecticut Bancshares”) and Alliance Bancorp of New England, Inc. (“Alliance”).

2.	Conversion to Stock Form of Ownership

On April 1, 2004 the Bank completed its Plan of Conversion (“the Plan”) at which time the Bank converted from a state-chartered mutual bank to a state-chartered stock bank. All of the outstanding common stock of the Bank was sold to the holding company, NewAlliance Bancshares, Inc., which sold its stock in accordance with the Plan. All of the stock of the Company issued in the conversion was offered to eligible and supplemental eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in a subscription offering pursuant to subscription rights in order of priority as set forth in the Plan. The Company sold 102,493,750 shares of common stock at $10.00 per share in the conversion offering and contributed 4,000,000 shares of common stock to the NewAlliance Foundation as discussed below. All of the stock in the offering was purchased by eligible account holders. The Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of eligible employees, which became effective upon the conversion. The ESOP borrowed from NewAlliance Bancshares, Inc. the proceeds necessary to fund the purchase of 7% of the common stock issued. The ESOP did not purchase any shares in the conversion because the offering was oversubscribed, but completed its purchases in the open market on April 19, 2004. The Bank expects to make annual contributions adequate to fund the payment of the regular debt service requirements attributable to the indebtedness of the ESOP.

The Bank established NewAlliance Foundation as a new charitable foundation in connection with the conversion. NewAlliance Foundation was funded with the above mentioned contribution of 4,000,000 shares of the Company’s common stock and $40,000 of cash. This contribution resulted in the recognition of expense, equal to the offering price ($10) of the shares contributed and $40,000 in cash, during the quarter ended June 30, 2004, net of tax benefits. The Company realized an additional tax benefit of $3.9 million that was recorded as an increase to stockholders’ equity because the basis for the contribution for tax purposes was the stock’s trading price on its first day of trading (approximately $15 per share). NewAlliance Foundation is dedicated to charitable purposes including community development activities within the Bank’s local community.

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

Simultaneous with the Bank’s conversion to a state-chartered stock bank, the Company completed its acquisitions of Connecticut Bancshares and Alliance. Immediately after the completion of the acquisitions, Connecticut Bancshares and Alliance’s respective bank subsidiaries, Savings Bank of Manchester and Tolland Bank, were merged into the Bank. The Company entered into the acquisitions based on its assessment of the anticipated benefits of the acquisitions, including enhanced market share and expansion of its banking franchise. The acquisitions were accounted for as purchases and, as such, were included in the results of operations from the date of acquisition. The purchases were funded primarily with proceeds from the stock conversion prior to the acquisition. As of the close of trading on April 1, 2004 shareholders of Connecticut Bancshares received $52.00 in cash for each share of Connecticut Bancshares stock owned at that date for total consideration paid at closing of $579.4 million and $31.2 million for the cancellation of options. Shareholders of Alliance as of the close of trading on April 1, 2004 who elected to receive cash received $25.01 per Alliance share or a total of approximately $191,000 in cash. Those Alliance stockholders who elected to receive stock received 2.501 shares of NewAlliance Bancshares stock for each Alliance share or a total of 7,664,986 shares. The following table summarizes the two acquisitions.

				Transaction Related Items
		Balance at Acquisition Date			Other Identifiable Intangibles			Total Purchase Price
	Acquisition Date					Cash Paid	Shares Issued
(In thousands)		Assets	Equity	Goodwill
Connecticut Bancshares, Inc.	4/1/2004	$2,541,575	$239,139	$367,437	$49,786	$610,600	—	$610,600
Alliance Bancorp of New England, Inc.	4/1/2004	427,631	26,664	49,430	7,075	191	7,665	76,841

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

	Connecticut Bancshares	Alliance	Total
Assets:
Cash and cash equivalents	$53,539	$27,992	$81,531
Investment securities	715,307	110,655	825,962
Loans, less allowance for loan losses	1,673,312	272,312	1,945,624
Federal Home Loan Bank Stock	28,586	—	28,586
Fixed assets	14,338	6,669	21,007
Cash surrender value of life insurance	46,630	6,518	53,148
Goodwill	367,437	49,430	416,867
Core deposit intangible	49,786	7,075	56,861
Deferred tax asset	4,277	1,684	5,961
Other assets	18,340	6,500	24,840

	2,971,552	488,835	3,460,387

Liabilities:
Deposits	1,616,087	336,989	1,953,076
FHLB advances and other borrowings	687,407	64,176	751,583
Other liabilities	57,458	10,829	68,287

	2,360,952	411,994	2,772,946

Net Assets Acquired	$610,600	$76,841	$687,441

Reported goodwill decreased $12.8 million during the quarter ended September 30, 2004 predominantly due to tax and employee severance adjustments recorded during the period. The Company expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed at the acquisitions date will be recorded after September 30, 2004, although such adjustments are not expected to be significant.

In connection with the acquisitions, the Company recorded goodwill of $416.9 million, a core deposit intangible asset of $56.9 million and a non-compete intangible asset of $9.8 million.

The goodwill associated with the acquisitions of Connecticut Bancshares and Alliance is not tax deductible. In accordance with SFAS No. 142, “Goodwill and Other Intangibles”, goodwill will not be amortized, but will be subject to at least an annual fair value based impairment test.

The amortizing intangible assets associated with the acquisitions consist of the non-compete agreements and the core deposit intangible. The non-compete agreements are being amortized on a straight-line basis over the lives of the respective agreements, which range from 6 months to 42 months. The core deposit intangible is being amortized on an accelerated basis over its estimated life of ten years. Amortization expense of the core deposit intangible and non-compete agreements were $2.5 million and $1.3 million, respectively for the three months ended September 30, 2004 and accumulated amortization was $5.2 million and $2.6 million, respectively, at September 30, 2004. Estimated annual amortization expense of the core deposit intangible asset and the non-compete agreements, absent any impairment charge in estimated useful lives for the remainder of this year and for each of the next five years is summarized as follows:

For the years ended December 31,	(In thousands)
2004 (remaining three months)	$3,502
2005	10,332
2006	6,950
2007	5,916
2008	4,959
2009	4,959

Total	$36,618

The results of Connecticut Bancshares and Alliance are included in the results of the Company subsequent to April 1, 2004. The pro forma information below is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had the Company acquired the stock of Connecticut Bancshares and Alliance during the periods presented.

The Company’s unaudited pro forma condensed consolidated statement of income for the three months ended September 30, 2003, assuming Connecticut Bancshares and Alliance had been acquired as of July 1, 2003 is as follows (in thousands, except share amounts):

Three Months Ended September 30, 2003

Interest and dividend income	$58,501
Interest expense	16,947

Net interest income	41,554
Provision for loan losses	313
Noninterest income	14,314
Noninterest expense	39,562

Income before income taxes	15,993
Income taxes	5,598

Net income	$10,395

Earnings per share-diluted	$0.10

Weighted average shares outstanding-diluted	105,998,532

The Company’s pro forma income statement for the three-month period ended September 30, 2003 shows earnings per share of $0.10 compared to an actual earnings per share of $0.08 for the three-months ended September 30, 2004. The actual earnings for the three months ended September 30, 2004 compared to pro forma income for the three months ended September 30, 2003 differ primarily because actual results include one-time merger and conversion costs, and amortization of intangible assets that are not included in the pro forma results. In addition, non-interest income decreased $3.7 million during the period due to securities gains recognized by Connecticut Bancshares during the three months ended September 30, 2003.

The Company’s unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2004 and 2003, assuming Connecticut Bancshares and Alliance had been acquired as of January 1, 2004 and 2003, respectively are as follows (in thousands, except share amounts):

	Nine Months Ended September 30,
	2004	2003
Interest and dividend income	$178,835	$183,558
Interest expense	52,962	55,196

Net interest income	125,873	128,362
Provision for loan losses	718	1,040
Non-interest income	31,439	36,085
Non-interest expense	164,764	105,606

Income before income taxes	(8,170)	57,801
Income taxes	(2,860)	20,230

Net income	$(5,310)	$37,571

Earnings per share-diluted	$(0.05)	$0.35

Weighted average shares outstanding-diluted	106,518,790	106,518,790

The Company’s pro forma income statement for the nine-month period ended September 30, 2003 shows net income of $37.6 million, or $0.35 per share, compared to a loss of $5.3 million, or ($0.05) per share, for the nine-month period ended September 30, 2004. The pro forma loss for the nine-month period ended September 30, 2004 was mainly due to the inclusion of merger and conversion costs of $16.4 million and the contribution to NewAlliance Foundation of $40.0 million that are not included in the pro forma results for the nine-month period ended September 30, 2003. The $4.6 million decrease in non-interest income was due to securities gains recognized by Connecticut Bancshares during the nine months ended September 30, 2003.

In connection with the consummation of the acquisitions and completion of other requirements, the Company recorded certain merger-related costs in connection with estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition.

The Company accrued $8.8 million of these merger-related costs for severance, contract terminations, and asset write-downs with an offsetting charge to goodwill.

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

The Company’s merger integration process and utilization of merger accruals may cover an extended period of time. In general, a major portion of accrued costs have been utilized in conjunction with the systems conversion of Connecticut Bancshares, when most of the duplicate positions have been eliminated and terminated employees have received severance. Other accruals will be utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals will be re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2004 are expected to be utilized during 2004, unless they relate to specific contracts that expire in later years.

Total merger charges related to the acquisitions recorded as an expense by the Company through September 30, 2004 totaled $20.4 million; of which $16.4 million was recorded during the nine-month period ended September 30, 2004 and $4.0 million during 2003. These expenses were not capitalized as they were not directly associated with the conversion and acquisitions and represent costs that provide future economic benefits to the Company.

4.	Earnings per share

Basic net income per common share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed in a manner similar to that of basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the period. The Company had no dilutive or anti-dilutive common shares outstanding during the quarter ended September 30, 2004. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

The weighted-average shares and earnings per share for the three month period ended September 30, 2004 are detailed in the table below (in thousands, except share data).

Three Months Ended September 30, 2004
Net income	$8,133
Weighted-average common shares	106,746,263
Net income per common share:
Basic	$0.08
Diluted	0.08

Loss per share for the nine months ended September 30, 2004 is not presented as the Company had no shares outstanding in the first quarter of the year.

5.	Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 03-1, determining the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115 (including individual securities and investments in mutual funds) and to investments accounted for under the cost method. The provisions of this EITF were originally effective for reporting periods beginning after June 15, 2004. However, on October 1, 2004, the Financial Accounting Standards Board (“FASB”)issued Staff Position No. EITF 03-1-1 deferring the effective date of paragraphs 10-20 of EITF Issue 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairment as required by existing authoritative literature. The Company adopted the disclosure requirements of EITF 03-1 as of 12/31/03, which were not affected by Staff Position 03-1-1. The Company does not believe that the application of the recognition guidance in paragraphs 10-20 of EITF Issue 03-1 will have a material impact on the Company’s consolidated financial statements.

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act provides for prescription drug benefits under a new Medicare Part D program and federal subsidies to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, the FASB issued Staff Position No. FAS 106-2 (“FAS 106-2”), providing formal guidance on the accounting for the effects of the Act. FAS 106-2 requires that effects of the Act be included in the measurement of the accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost when an employer initially adopts its provisions. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company’s postretirement benefit plan does provide prescription drug benefits. The Company is in the process of reviewing the prescription drug benefits provided under its postretirement benefit plan in order to determine if such benefits are actuarially equivalent to Medicare Part D under the Act. Therefore, the Company has not yet adopted the provisions of FAS 106-2 and, accordingly, the APBO and net periodic postretirement benefit cost included in its financial statements do not reflect the effects of the Act on the Company’s postretirement benefits plan. The Company does not expect that the adoption of FAS 106-2 will have a material impact on the Company’s consolidated financial statements.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows due in part to credit quality, to be recognized at fair value and that the original excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment of yield, loss accrual or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as a future yield adjustment. Future decreases in actual cash flows compared to the original expected cash flows is recognized as a valuation allowance and expensed immediately. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not believe that the adoption of SOP 03-3 will have a material impact on the Company’s consolidated financial statements.

6.	Investment Securities Available For Sale

A summary of available for sale securities follows:

	September 30, 2004				December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Available for Sale Portfolio:
U.S. Government and Agency obligations	$255,383	$158	$(988)	$254,553	$57,482	$99	$(33)	$57,548
Corporate obligations	89,640	250	(226)	89,664	54,784	285	(192)	54,877
Other bonds and obligations	152,664	354	(599)	152,419	57,908	367	(135)	58,140
Marketable and trust preferred equity securities	132,644	560	(992)	132,212	90,788	141	(1,245)	89,684
Money market funds	58,300	—	—	58,300	13,000	—	—	13,000
Mortgage-backed securities	1,585,042	9,084	(7,262)	1,586,864	844,073	4,982	(3,024)	846,031

Total	$2,273,673	$10,406	$(10,067)	$2,274,012	$1,118,035	$5,874	$(4,629)	$1,119,280

At September 30, 2004, the net unrealized gain on securities available for sale of $339,000, net of income taxes of $223,000, is included in the Company’s Consolidated Balance Sheets accumulated other comprehensive income of $116,000 in equity. At December 31, 2003, the net unrealized gain on securities available for sale of $1.2 million, net of income taxes of $415,000, is included in the Company’s Consolidated Balance Sheets accumulated other comprehensive income of $829,000 in equity.

The following table presents the age of gross unrealized losses and fair value by investment category.

	September 30, 2004
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
U.S. Government and agency obligations	$229,846	$988	$—	$—	$229,846	$988
Corporate obligations	33,740	136	9,911	90	43,651	226
Other bonds and obligations	80,710	575	1,976	24	82,686	599
Marketable and trust preferred obligations	12,365	589	23,933	403	36,298	992
Mortgage-backed securities	674,853	5,389	99,009	1,873	773,862	7,262

Total	$1,031,514	$7,677	$134,829	$2,390	$1,166,343	$10,067

Of the issues summarized above, 265 have unrealized losses for less than twelve months and 27 have unrealized losses for twelve months or more. Management believes that no individual unrealized loss as of September 30, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions. The unrealized losses reported for trust preferred securities relate to securities that are rated A or better, and the unrealized losses on these securities are attributable to changes in interest rates. The Bank has both the intent and ability to hold the securities contained in the table for a time necessary to recover the amortized cost.

7.	Loans Receivable, Net

The composition of the Bank’s loan portfolio was as follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Real estate mortgage loans:
Residential (one - to four - family)	$1,611,799	$643,393
Commercial	576,966	231,518
Multi-family	46,505	48,329
Residential construction	19,845	1,464

Total real estate loans	2,255,115	924,704
Commercial loans:
Commercial construction	108,846	15,261
Commercial loans	336,060	92,869

Total commercial loans	444,906	108,130
Consumer loans:
Home equity and equity lines of credit	462,492	239,584
Mobile home and boat loans	14,652	14,414
Other	26,252	20,626

Total consumer loans	503,396	274,624
Total loans	3,203,417	1,307,458
Allowance for loan losses	(37,071)	(17,669)

Total loans, net	$3,166,346	$1,289,789

At September 30, 2004 and December 31, 2003, the Bank’s residential real estate mortgage loan portfolio was entirely collateralized by one to four family homes and condominiums, located predominately in Connecticut. The commercial real estate mortgage loan portfolio was collateralized primarily by multi-family, commercial and manufacturing properties predominately located in Connecticut. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralized the majority of business loans.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2004 and 2003 is:

	Allowance for Loan Losses
	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Balance at beginning of period	$37,544	$18,583	$17,669	$19,321
Net allowances gained through acquisition	—	—	21,498	—
Provision for loan losses	—	—	300	—
Charge-offs:
Residential and commercial mortgage loans	5	—	158	514
Commercial loans	755	331	3,174	987
Consumer loans	116	103	260	218

Total charge-offs	876	434	3,592	1,719

Recoveries:
Residential and commercial mortgage loans	68	545	443	702
Commercial loans	253	85	617	401
Consumer loans	82	29	136	103

Total recoveries	403	659	1,196	1,206

Net charge-offs (recoveries)	473	(225)	2,396	513

Balance at end of period	$37,071	$18,808	$37,071	$18,808

8.	Deposits

A summary of deposits by account type is as follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Regular savings	$933,985	$496,553
Money market accounts	846,974	489,885
NOW accounts	345,519	155,085
Demand deposits	446,724	183,555
Time deposits	1,121,835	476,213

Total deposits	$3,695,037	$1,801,291

Interest expense on deposits, by account type, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Regular savings	$1,083	$663	$2,854	$2,574
Money market accounts	3,586	1,752	8,210	5,390
NOW accounts	193	44	837	184
Time deposits	4,905	2,779	11,615	9,428

Total interest expense on deposits	$9,767	$5,238	$23,516	$17,576

9.	Borrowed Funds

The following is a summary of the Company’s borrowed funds:

	September 30, 2004	December 31, 2003
	(In thousands)
Federal Home Loan Bank of Boston (“FHLB”) advances	$858,921	$252,990
Repurchase Agreements	206,966	22,753
Mortgage loans payable	1,859	1,938
Junior subordinated debentures issued to affiliated trusts	7,105	—

	$1,074,851	$277,681

FHLB Advances are secured by the Bank’s investment in FHLB stock and a blanket security agreement against certain qualifying assets, principally residential mortgage loans. At September 30, 2004, the Bank was in compliance with the FHLB collateral requirements. NewAlliance Bank had additional borrowing capacity of approximately $272.8 million from the FHLB, inclusive of a line of credit of approximately $25.2 million at September 30, 2004. Additional borrowing capacity would be available by pledging eligible securities as collateral. The Bank also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window which was approximately $25.5 million as of September 30, 2004, all of which was available on that date.

Repurchase agreements include customer repurchase agreements of $176.3 million and $22.8 million at September 30, 2004 and December 31, 2003 respectively, and dealer repurchase agreements of $30.6 million at September 30, 2004. The increase in customer repurchase agreements at September 30, 2004 over December 31, 2003 is due primarily to product offerings acquired from the former Savings Bank of Manchester.

At September 30, 2004, the Company had $7.1 million of outstanding junior subordinated debentures held by two trusts that issued guaranteed capital debentures (“capital securities”). The capital securities qualified as Tier 1 capital of the Company at September 30, 2004 for regulatory purposes. The Company has fully and unconditionally guaranteed each of the obligations under each trust’s capital securities to the extent set forth in the guarantee.

The outstanding junior subordinated debentures include $3.5 million bearing interest at 9.4% and $3.5 million at 10.88%, and have maturities in 2029 and 2030. Early redemption at the Company’s option may occur after 2009 and 2010, or in the event of certain regulatory or tax changes. Additionally, payments on these securities may be suspended by the Company for up to five years under certain circumstances. The Company applied new accounting provisions promulgated by the FASB and does not consolidate the Trusts in the Company’s consolidated balance sheet. Accordingly, at September 30, 2004, the Company included the Junior Subordinated Debentures payable to the Trusts as borrowings in its consolidated balance sheet.

10.	Deferred Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities and the tax benefit for the difference between the book and tax basis for the contribution to NewAlliance Foundation. Deferred taxes charged to goodwill were in connection with the acquisitions of Connecticut Bancshares and Alliance. The Company had a net deferred tax asset of $23.2 million as of September 30, 2004, an increase of $20.6 million, from $2.6 million as of December 31, 2003 as a result of these items charged to operations, stockholders’ equity and goodwill.

The allocation of deferred tax expense involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Deferred tax (benefit) expense allocated to:
Stockholders’ equity, tax effect of unrealized gain on marketable equity securities	$(192)	$(1,339)
Stockholders’ equity, tax benefit for difference between book and tax basis for Foundation contribution net of a $3,745 valuation allowance	(2,076)	—
Goodwill	(5,961)	—
Operations	(12,379)	2,182

Total deferred tax (benefit) expense	$(20,608)	$843

11.	Other Comprehensive Income (Loss)

The following tables summarize components of other comprehensive income (loss) and the related tax effects for the three and nine month periods ended September 30, 2004 and 2003 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$14,890	$(2,796)	$(846)	$(3,098)
Reclassification adjustment for gains included in net income	(19)	(130)	(59)	(727)

Other comprehensive income (loss) before tax	14,871	(2,926)	(905)	(3,825)
Income tax (expense) benefit related to other comprehensive income (loss) (1)	(5,045)	1,024	192	1,339

Other comprehensive income (loss), net of tax	9,826	(1,902)	(713)	(2,486)
Net income (loss)	8,133	3,588	(7,492)	14,738

Comprehensive income (loss)	$17,959	$1,686	$(8,205)	$12,252

(1)	Includes the change in the valuation allowance for the three months ended and nine months ended September 30, 2004 of 160,000 and (104,000), respectively for the tax effect of unrealized capital losses on equity securities as a result of the acquisition of Alliance.

12.	Stockholders’ Equity

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

	NewAlliance Bancshares
	September 30, 2004	December 31, 2003
Leverage	16.1%	N/A
Tier I risk-based ratio	26.8	N/A
Total risk-based ratio	27.8	N/A
	NewAlliance Bank
	September 30, 2004	December 31, 2003
Leverage	10.8%	16.1%
Tier I risk-based ratio	17.9	27.0
Total risk-based ratio	18.9	28.2

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

13.	Employee Benefits

The Company provides various defined benefit pension plans and postretirement benefit plans (postretirement health and life insurance benefits) to substantially all employees, including employees of the former Connecticut Bancshares and Alliance. Substantially all former employees of Connecticut Bancshares and Alliance retained as employees of the Bank after the acquisition became eligible for the Company’s defined benefit pension plan and postretirement benefit plans as of the merger date, but received no credit for past service except for eligibility and vesting purposes. Plan benefits of the former Connecticut Bancshares and Alliance defined benefit pension plans and postretirement benefit plans have been frozen as of the acquisition date. The Company has not yet determined if it will merge these plans into the Company’s existing plans. The fair values of the net liabilities associated with the obligations assumed for the former Connecticut Bancshares and Alliance plans have been recorded as a purchase accounting adjustment.

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

The tables below present the net periodic benefit cost of the Bank sponsored benefit plans (in thousands).

Components of Net Periodic Benefit Cost

Three Months Ended September 30,

	Qualified Pension		Supplemental Pension		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$698	$241	$80	$101	$35	$5
Interest cost	1,108	388	122	123	83	18
Expected return on plan assets	(1,240)	(534)	—	—	—	—
Amortization and deferral	(42)	5	5	201	13	13
Recognized net loss (gain)	25	(34)	199	—	(1)	(3)

Net periodic pension cost	$549	$66	$406	$425	$130	$33

Components of Net Periodic Benefit Cost

Nine Months Ended September 30,

	Qualified Pension		Supplemental Pension		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$1,585	$577	$256	$372	$84	$12
Interest cost	2,637	956	368	463	185	41
Expected return on plan assets	(2,965)	(1,339)	—	—	—	—
Amortization and deferral	(90)	(5)	22	606	39	30
Recognized net loss (gain)	69	(76)	398	—	(3)	(10)
Additional amount due to settlement, curtailment or special termination benefits	—	75	(943)	—	—	14

Net periodic pension cost	$1,236	$188	$101	$1,441	$305	$87

In connection with its conversion to a state-chartered stock bank, the Bank established an Employee Stock Ownership Plan (“ESOP”) to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 30 years. The unallocated ESOP shares are pledged as collateral on the loan.

At September 30, 2004, the loan had an outstanding balance of $108.9 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the six months ending September 30, 2004 was approximately $1.5 million. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of September 30, 2004 were as follows:

Shares released for allocation	103,535
Unallocated shares	7,351,027

Total ESOP shares	7,454,562

Market value of unallocated shares at September 30, 2004 (in thousands)	$105,487

14.	Commitments and Contingencies

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments consist principally of unused commercial and consumer lines of credit. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as those involved with extending loans to customers and are subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

The table below summarizes the Company’s commitments and contingencies discussed above, (in thousands).

	September 30, 2004	December 31, 2003
Commitments to extend credit	$454,146	$255,606
Standby letters of credit and commercial lines of credit	9,113	5,138

Total	$463,259	$260,744

For a discussion of legal proceedings and other material litigation, see Part II, Item 1, Legal Proceedings, of this Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report, presented by the Company and its authorized officials, may contain certain forward-looking statements regarding the Company’s prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of said safe harbor provisions.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, and which involve the most complex subjective decisions or assessments relate to income taxes, pension and other postretirement benefits, intangible assets, mortgage servicing rights, the allowance for loan losses, other than temporary impairment of securities and amortization and accretion on investment securities.

Overview

In 2003 NewAlliance Bancshares, Inc. (the “Company”) was organized as a Delaware business corporation in connection with the proposed conversion of the Bank, formerly New Haven Savings Bank, from mutual to capital stock form. On April 1, 2004 the Company completed the planned conversion of the Bank from a mutual bank to a stock bank. The Bank’s conversion resulted in the Company owning all of the Bank’s outstanding capital stock. The Bank is now a wholly-owned subsidiary of the Company, a bank holding company regulated by the Federal Reserve Board. On April 1, 2004 the Bank changed its name to NewAlliance Bank.

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

The Company’s core operating objectives are to (1) grow through a disciplined acquisition strategy, supplemented by de-novo branching, (2) build high quality, profitable loan portfolios, in particular through growth in commercial real estate, commercial business and home equity loans using both organic and acquisition strategies, (3) increase the non-interest income component of total revenues through (i) development of banking-related fee income, (ii) growth in existing wealth management services, including trust and the sale of insurance and investment products, and (iii) the potential acquisition of additional financial services businesses, (4) utilize technology to provide superior customer service and new products and (5) improve operating efficiencies through increased scale and process improvements.

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

The quarter ended September 30, 2004 was the Company’s second quarter operating as a publicly owned stock company. The Company reported income of $8.1 million, or $0.08 per share compared to a reported loss of $17.6 million, or $0.17 a share for the quarter ended June 30, 2004. The $17.6 million loss in the second quarter was primarily attributable to a $40.0 million contribution to establish the NewAlliance Foundation and to $6.9 million of merger and conversion related expenses. Exclusive of the Foundation contribution and merger related costs, the Company earned $12.9 million during the quarter ended June 30, 2004. Exclusive of merger related costs of $5.5 million in the quarter ended September 30, 2004, the Company earned $11.7 million. The decrease in net income of $1.2 million (excluding merger related costs and conversion activity) from the second to third quarter was due to increased operating expenses which were primarily due to acquisitions and higher compensation and benefit costs and lower non-interest income partially offset by higher net interest income. Asset quality continued to remain strong as evidenced by key performance ratios concerning non-performing loans and assets. Additionally, delinquencies decreased slightly.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Earnings Summary. As shown in Table 1, net income increased by $4.5 million, to $8.1 million for the quarter ended September 30, 2004 from net income of $3.6 million for the three months ended September 30, 2003. The Company experienced significant increases in net interest income and non-interest income of $24.6 million and $6.1 million, respectively, from the prior year’s quarter. Net interest income increased because of higher earning-asset levels derived primarily from the acquisitions of Connecticut Bancshares and Alliance, and investing the excess proceeds that remained after the Company’s issuance of common stock and the cash utilized for two acquisitions. These performance improvements were partially offset by growth in operating expenses resulting from the two acquisitions, as well as higher compensation and benefit expenses. The continued strong performance of asset quality metrics and loan portfolio composition was the primary reason for no loan loss provision being recorded for the three months ended September 30, 2004.

The year-to-date decrease in earnings in comparison to the first nine months of 2003 was primarily a result of higher net interest income and non-interest income, offset by increased operating expenses, conversion and merger charges and the contribution to the NewAlliance Foundation and is directly related to the two acquisitions and the conversion to a stock bank. The rise in net interest income was driven by an increase in interest-earning assets of $2.37 billion, exceeding the increase in interest-bearing liabilities of $1.95 billion. Higher non-interest income and non-interest expenses were due to the expansion of the Company’s geographic area due to the acquisitions and costs associated with being a public company. The contribution of Company stock to the then newly formed NewAlliance Foundation after the conversion from a mutual to a stock savings bank is a one-time event.

Table 1: Summary Income Statements

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
	(In thousands)
Net interest income	$42,567	$17,967	$24,600	$102,667	$55,235	$47,432
Provision for loan losses	—	—	—	300	—	300
Non-interest income	10,629	4,579	6,050	26,034	13,672	12,362
Operating expenses	35,412	16,074	19,338	84,281	45,201	39,080
Contribution to NewAlliance Foundation	—	—	—	40,040	—	40,040
Conversion and merger related charges	5,508	1,017	4,491	16,358	1,214	15,144

Income (loss) before income taxes	12,276	5,455	6,821	(12,278)	22,492	(34,770)
Income tax expense (benefit)	4,143	1,867	2,276	(4,786)	7,754	(12,540)

Net income (loss)	$8,133	$3,588	$4,545	$(7,492)	$14,738	$(22,230)

Diluted earnings per share	$0.08	N/A		N/A	N/A

In addition to the earnings results presented above in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company provides certain earnings results on a non-GAAP, or operating basis. The determination of operating earnings excludes the effects of certain items the Company considers to be non-operating, and are acquisition and conversion expenses and contributions to the NewAlliance Foundation. Performance measured by operating earnings is considered by management to be a useful measure for gauging the underlying performance of the Company by eliminating the volatility caused by voluntary, transaction-based items.

As reflected in Table 2, earnings for the quarter, exclusive of acquisition and conversion expenses, were $0.11 per share. The primary reasons for the net loss of $7.5 million for the first nine months were the contribution to the NewAlliance Foundation of $40.0 million (after-tax $26.0 million) and the acquisition and merger costs of $16.4 million (after-tax $10.6 million). Loss per share for the nine months ended September 30, 2004 is not presented as the Company had no shares outstanding in the first quarter of the year.

A reconciliation of GAAP-based earnings results to operating-based earnings results is as follows:

Table 2: Reconciliation of GAAP Net Income to Operating Net Earnings

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(In thousands except share data)
Net income (loss)	$8,133	$(7,492)
After-tax operating adjustments:
NewAlliance Foundation contribution	—	26,026
Acquisition and conversion expenses	3,580	10,633

Net income - operating	$11,713	$29,167

Diluted earnings per share - operating	$0.11	N/A

Net Interest Income Analysis. Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 3, net interest income for the quarter ended September 30, 2004 was $42.6 million, compared to $18.0 million for the same period last year. The $24.6 million increase is primarily due to an increase in interest-earning assets of $3.22 billion exceeding the increase in interest-bearing liabilities of $2.60 billion offset by 2 basis point decrease in the net interest margin.

Interest income for the three months ended September 30, 2004 was $60.8 million, compared to $25.2 million for the quarter ended September 30, 2003, an increase of $35.6 million, or 141.6%. Substantially all of the increase in interest income resulted from an increase in the average balance on interest-earning assets of $3.22 billion. The increase in the average balance was primarily due to funds received from the stock offering and interest-earning assets acquired from the Connecticut Bancshares and Alliance transactions that were completed on April 1, 2004. The most significant change occurred in the loan balances. Higher loan balances were attributable to $1.95 billion of loans acquired in the two acquisitions and a decrease in net organic loan growth over the past 12 months. The decrease in organic loan growth was driven principally by decreasing demand for new mortgage loans to fully compensate for loan payoffs. The decrease was partially offset by continuing demand in home equity loans and lines of credit and commercial loans and lower prepayment rates.

Average balances for investments for the quarter rose $421.1 million while mortgage-backed securities increased $787.2 million, or 97.1%, and are also mainly attributable to the transactions. Additionally, the increase in the average balance of mortgage-backed securities was due to the Bank favoring this type of investment vehicle because of more favorable yields offered on these securities for comparable risk. The 41 basis point decline in the average yield on loans was due to the lower interest rate environment. The 43 basis point increase in the average yield on investment securities resulted from the ability of the Bank to move away from investing in short-term low yielding assets due to liquidity raised by the initial public offering. After the completion of the public offering and the acquisitions, management began redeploying assets into higher yielding investment vehicles. The 42 basis point increase in the average yield on mortgage-backed securities was due to a decrease in prepayment speeds, which resulted in less premium amortization this period versus the same period a year ago.

The cost of funds for the quarter increased $11.1 million compared to the prior year, primarily resulting from the acquisition of Connecticut Bancshares and Alliance. Upon completion of the two transactions the Bank acquired approximately $1.93 billion in deposits and approximately $712.0 million in borrowings. The increase in interest expense on deposits of $4.5 million was due to an increase in the average balance of $1.70 billion, which more than offset the 12 basis point decrease in the average rate paid on these liabilities. The decrease in the rate paid is a result of a lower rate environment and management’s strategy of reducing reliance on higher cost certificates of deposit, particularly from non-core deposit customers. Interest expense on FHLB advances and other borrowings increased $6.5 million, from $2.0 million for the three months ended September 30, 2003 to $8.5 million for the same period in 2004. The increase in expense is due primarily to the increase in the average balance, partially offset by an 81 basis point decrease in the cost of these funds. The decrease in the average yield on these borrowings is a result of the lower rate environment.

Table 4 displays that year-to-date net interest income was $102.7 million, an increase of $47.4 million, or 85.9%, compared to the equivalent prior year period. This change was driven by the two acquisitions and the conversion from a mutual savings bank to a stock bank. The increase in interest-earning assets outpaced interest-bearing liabilities by $414.0 million, which offset the impact of the decrease in the net interest margin of 28 basis points. As previously mentioned, the loan portfolio experienced the largest increase with the average balance rising $1.39 billion to $2.57 billion from $1.18 billion. The average balances for investment securities and mortgage-backed securities increased $480.6 million and $462.1 million, respectively. The 18 basis point decrease in the average yield on investment securities was due to the Bank investing in short-term low yielding assets during the first quarter of 2004 due to excess liquidity raised in the initial public offering. After the completion of the public offering and the acquisitions, management began redeploying assets into higher yielding investment vehicles. The average balance of interest-bearing deposits increased $1.27 billion while FHLB advances and other borrowings rose $679.5 million. The nine-month change in the average yields on loans, mortgage-backed securities, deposits and borrowings were consistent with the quarterly change as the same factors affected both periods.

Tables 3 and 4 below set forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields or rates for the periods indicated. Average balances are computed using daily balances. Yields and amounts earned include loan fees. Non-accrual loans have been included in interest-earning assets for purposes of these computations.

Table 5 below presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change (changes in rate multiplied by changes in volume). The net change is allocated based on the percentage of the change attributable to rate and volume.

Table 3: Quarterly Average Balance Sheet

	For the Three Months Ended
	September 30, 2004			September 30, 2003
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential real estate mortgage loans (2)	$1,637,445	$20,924	5.11%	$608,669	$8,350	5.49%
Commercial real estate mortgage loans	723,991	10,922	6.03	284,664	4,772	6.71
Commercial business loans	331,727	4,757	5.74	89,962	1,352	6.01
Consumer loans	494,222	5,642	4.57	234,895	2,912	4.96
Federal Funds sold	3,583	13	1.45	913	2	0.88
Investment securities	679,354	3,503	2.06	283,084	1,187	1.68
Investment securities - Tax Exempt	24,849	207	3.33	—	—	—
Mortgage-backed securities	1,598,119	14,470	3.62	810,950	6,489	3.20
FHLB stock	50,986	384	3.01	13,766	106	3.08

Total interest earning assets	5,544,276	$60,822	4.39%	2,326,903	$25,170	4.33%
Non-interest earning assets	775,574			114,352

Total assets	$6,319,850			$2,441,255

Interest-bearing liabilities:
Deposits:
Money market accounts	$867,614	$3,586	1.65%	$460,081	$1,752	1.52%
NOW accounts	403,205	193	0.19	151,087	44	0.12
Savings accounts	953,091	1,083	0.45	513,192	663	0.52
Certificates of deposit and retirement accounts	1,105,990	4,905	1.77	505,873	2,779	2.20

Total interest-bearing deposits	3,329,900	9,767	1.17	1,630,233	5,238	1.29
FHLB advances and other borrowing (3)	1,102,034	8,488	3.08	202,134	1,965	3.89

Total interest bearing liabilities	4,431,934	18,255	1.65%	1,832,367	7,203	1.57%
Non-interest-bearing demand deposits	395,208			174,868
Other non-interest bearing liabilities	85,754			31,841

Total liabilities	4,912,896			2,039,076
Equity	1,406,954			402,179

Total liabilities and equity	$6,319,850			$2,441,255

Net interest-earning assets	$1,112,342			$494,536

Net interest income		$42,567			$17,967

Interest rate spread			2.74%			2.76%
Net interest margin (net interest income as a percentage of total interest earning assets)			3.07%			3.09%
Ratio of total interest-earning assets to total interest-bearing liabilities			125.10%			126.99%

(1)	Average balances include non-accrual loans

(2)	Includes loans held for sale

(3)	Includes mortgagors’ escrow balances

Table 4: Year to Date Average Balance Sheet

	For the Nine Months Ended
	September 30, 2004			September 30, 2003
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

			(Dollars in thousands)
Interest-earning assets:
Loans (1)
Residential real estate mortgage loans (2)	$1,316,773	$50,675	5.13%	$594,054	$25,736	5.78%
Commercial real estate mortgage loans	589,675	26,528	6.00	280,315	14,588	6.94
Commercial business loans	249,914	10,348	5.52	88,492	4,185	6.31
Consumer loans	414,480	14,023	4.51	216,811	8,815	5.42
Federal Funds sold	10,510	50	0.63	3,145	22	0.93
Investment securities	772,940	9,391	1.62	308,668	4,251	1.84
Investment securities - Tax Exempt	16,284	410	3.36	—	2	—
Mortgage-backed securities	1,246,524	33,701	3.60	784,414	20,168	3.43
FHLB stock	38,516	769	2.66	13,766	324	3.14

Total interest earning assets	4,655,616	$145,895	4.18%	2,289,665	$78,091	4.55%
Non-interest earning assets	517,696			113,920

Total assets	$5,173,312			$2,403,585

Interest-bearing liabilities:
Deposits:
Money market accounts	$705,210	$8,210	1.55%	$430,415	$5,390	1.67%
NOW accounts	489,432	837	0.23	145,836	183	0.17
Savings accounts	814,566	2,854	0.47	529,525	2,575	0.65
Certificates of deposit and retirement accounts	899,836	11,615	1.72	530,762	9,428	2.37

Total interest-bearing deposits	2,909,044	23,516	1.08	1,636,538	17,576	1.43
FHLB advances and other borrowing (3)	849,995	19,712	3.09	170,502	5,280	4.13

Total interest bearing liabilities	3,759,039	43,228	1.53%	1,807,040	22,856	1.69%
Non-interest-bearing demand deposits	318,192			165,512
Other non-interest bearing liabilities	52,105			32,161

Total liabilities	4,129,336			2,004,713
Equity	1,043,976			398,872

Total liabilities and equity	$5,173,312			$2,403,585

Net interest-earning assets	$896,577			$482,625

Net interest income		$102,667			$55,235

Interest rate spread			2.65%			2.86%
Net interest margin (net interest income as a percentage of total interest earning assets)			2.94%			3.22%
Ratio of total interest-earning assets to total interest-bearing liabilities			123.85%			126.71%

(1)	Average balances include non-accrual loans

(2)	Includes loans held for sale

(3)	Includes mortgagors’ escrow balances

Table 5: Rate/Volume

	Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003			Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)
Interest-earning assets :
Loans	$(1,329)	$26,188	$24,859	$(7,518)	$55,768	$48,250
Federal Funds sold	2	9	11	(9)	37	28
Investment securities	323	1,993	2,316	(562)	5,702	5,140
Investment securities - tax exempt	—	207	207	—	408	408
Mortgage-backed securities	951	7,030	7,981	1,052	12,481	13,533
Federal Home Loan Bank stock	(2)	280	278	(57)	502	445

Total interest-earning assets	$(55)	$35,707	$35,652	$(7,094)	$74,898	$67,804

Interest-bearing liabilities:
Deposits:
Money market accounts	$162	$1,672	$1,834	$(410)	$3,230	$2,820
NOW accounts	38	111	149	86	568	654
Savings accounts	(99)	519	420	(850)	1,129	279
Certificates of deposit and retirement accounts	(632)	2,758	2,126	(3,087)	5,274	2,187

Total deposits	(531)	5,060	4,529	(4,261)	10,201	5,940
Federal Home Loan
Bank advances	(482)	7,005	6,523	(1,646)	16,078	14,432

Total interest-bearing liabilities	(1,013)	12,065	11,052	(5,907)	26,279	20,372

Increase (decrease) in net interest income	$958	$23,642	$24,600	$(1,187)	$48,619	$47,432

Provision for Loan Losses. The provision for loan losses is based on management’s periodic assessment of the adequacy of the loan loss allowance which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics, the level of non-performing loans and charge-offs, both current and historic, local economic conditions, the direction of real estate values, and regulatory guidelines.

The Bank did not record a provision for loan losses for either the three months ended September 30, 2004 or September 30, 2003. Management performs a monthly review of the loan portfolio and based on this review determines the level of the provision necessary to maintain an adequate loan loss allowance. The primary factors that influenced management not to record a provision for the current quarter were improvements in delinquencies, reduced non-performing loan balances and a decrease in classified loans since June 30, 2004. The year-to-date provision for the allowance for loan and lease losses was $300,000 compared to $0 for the same period in 2003 and was recorded prior to the acquisitions. The primary factor that influenced the increase in the provision was the default of one commercial borrower and resulting charge-off in the amount of $2.0 million.

At September 30, 2004, the allowance for loan losses was $37.1 million, which represented 341.3% of non-performing loans and 1.2% of total loans. This compared to the allowance for loan losses of $17.7 million at December 31, 2003 representing 321.9% of non-performing loans and 1.4% of total loans.

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

Table 6: Non-interest Income

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2004	2003		2004	2003
			(In thousands)
Depositor service charges	$5,851	$2,047	$3,804	$13,640	$5,711	$7,929
Loan and servicing income	676	1,444	(768)	2,096	1,829	267
Trust fees	578	450	128	1,808	1,455	353
Investment and insurance fees	1,915	467	1,448	4,411	2,082	2,329
Bank owned life insurance	604	—	604	1,236	—	1,236
Rental income	779	769	10	2,313	2,241	72
Net (loss) gain on limited partnerships	—	(1,042)	1,042	14	(1,529)	1,543
Net gain on sale of investment securities	19	130	(111)	59	727	(668)
Net gain on sale of loans	43	137	(94)	156	832	(676)
Other	164	177	(13)	301	324	(23)

Total non-interest income	$10,629	$4,579	$6,050	$26,034	$13,672	$12,362

As displayed in Table 6, non-interest income increased $6.1 million to $10.6 million for the three months ended September 30, 2004. Most of the increase is directly attributable to the acquisitions of Connecticut Bancshares and Alliance. Depositor service charges increased $3.8 million with approximately $3.5 million of the increase due to the acquisitions. The remaining $307,000 increase was due to an increase in check fees and other service charges due to an increase in volume and an increase in ATM fees. Loan and servicing income decreased $768,000 due to a reduction in the valuation of mortgage servicing rights in 2004 compared to an increase in the valuation in 2003, offset by increases in income due to the acquisitions. Investment and insurance fees increased $1.4 million due to the acquisitions given the expansion of our market and branch network and an increase in the number of brokers selling investment and insurance products. Additionally, the Bank established its own broker dealer in the first quarter of 2004 thereby realizing higher commissions on sales of investment products. The $604,000 increase in bank owned life insurance is due to assets acquired in the acquisitions. The $1.0 million reduction in limited partnership losses was due to a write down in the three months ended September 30, 2003 of $1.0 million that was required to reflect the fair value of the partnerships. The decrease in net gain on sale of loans was due to a decrease in fixed rate mortgage loans originated and sold in the secondary market due to the reduced refinancing activity industry-wide.

As with the quarter ended September 30, 2004, current year-to-date revenue was positively affected by the two acquisitions, which was the main reason for increases in depositor service charges, investment and insurance fees, and bank owned life insurance. Loan and servicing income increased $267,000, which was comprised of an increase of approximately $773,000 resulting from the acquisitions, offset by a decrease in prepayment fees and lower increases in the value of mortgage servicing rights compared to the prior year. The increase in trust fees is primarily due to improved asset valuations. The $1.5 million increase in gain on limited partnerships from the prior period was due to a write down in 2003 on limited partnerships that was required to reflect the fair value of the partnerships. Gains on sales of investment securities decreased $668,000, or 92% to $59,000 in 2004, compared to $727,000 for the nine months ended September 30, 2003. This decrease was primarily because the Bank restructured a segment of its investment portfolio during the prior period, which resulted in the recording of security gains. As previously mentioned, the decrease in gain on sales of loans was due to a decrease in fixed rate mortgage loans originated and sold in the secondary market due to the reduced refinancing activity industry-wide.

Non-Interest Expense. Table 7 below sets forth the quarterly and year to date results of the major operating expense categories for the current and prior year.

Table 7: Non-Interest Expense

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2004	2003		2004	2003
			(In thousands)
Salaries and employee benefits	$18,108	$10,245	$7,863	$43,637	$27,212	$16,425
Occupancy expense	2,937	1,672	1,265	7,657	5,195	2,462
Furniture and fixture expense	1,756	950	806	4,612	2,921	1,691
Outside services	4,741	1,761	2,980	10,943	5,181	5,762
Advertising, public relations, and sponsorships	787	353	434	2,034	1,526	508
Contribution to NewAlliance Foundation	—	—	—	40,040	—	40,040
Amortization of non-compete agreements and core deposit intangible	3,769	—	3,769	7,798	—	7,798
Conversion and merger related charges	5,508	1,017	4,491	16,358	1,214	15,144
Other	3,314	1,093	2,221	7,600	3,166	4,434

Total non-interest expense	$40,920	$17,091	$23,829	$140,679	$46,415	$94,264

As displayed in Table 7, non-interest expense increased $23.8 million to $40.9 million for the three months ended September 30, 2004 and $94.3 million to $140.7 million for the nine months ended September 30, 2004. The increase in conversion and merger related charges and salaries and employee benefits were the primary causes for the increase in non-interest expense for the three month period ended September 30, 2004. In addition to the increase in conversion and merger related charges, the nine month period ended September 30, 2004 was also negatively impacted by the $40.0 million contribution to the NewAlliance Foundation. Conversion and merger related charges included primarily legal, accounting, consulting assistance, and advertising expenses related to rebranding the Bank as “NewAlliance Bank”. We expect that conversion and merger related charges resulting from our conversion to a stock bank and simultaneous acquisitions of Connecticut Bancshares and Alliance will continue during 2004 as we finalize the integration of the Connecticut Bancshares and Alliance systems into NewAlliance Bank. The contribution to the NewAlliance Foundation was a one-time event, as we do not expect to make future contributions to the Foundation.

Salaries and employee benefits represented the largest increase in expenses during the quarter. Approximately 78%, or $6.1 million, of the $7.9 million increase was directly attributable to the acquisitions of Connecticut Bancshares and Alliance. The remaining 22%, or $1.8 million, increase was mainly a result of increased salaries and benefits due to increased staffing levels and restructuring of benefit plans as the Bank converted from a mutual savings bank to a stock bank. Occupancy and furniture and fixtures expenses increased as we added 36 branches to our network with the acquisitions. We would expect occupancy expense to decrease slightly in future periods as we consolidated 9 branches in September and expect an additional branch consolidation by year-end. Outside services increased $3.0 million for the quarter and were driven mainly by increases in data processing fees for the increased transactional volume and core system usage, and additional legal, accounting and consulting fees related to the additional responsibilities of being a newly formed public company. The increase in advertising and public relations expense is due to an increase in marketing campaigns conducted and sponsorships awarded throughout our expanded geographical area. The $3.8 million increase in amortization of non-compete agreements and core deposit intangible is directly attributable to the acquisitions of Connecticut Bancshares and Alliance. Other expenses increased $2.2 million with approximately 50%, or $1.1 million, of the increase related to general operating costs for the 36 branches added in the acquisitions. The bulk of the remaining increase, approximately $860,000 is due to increases in director and officer liability insurance coverage. Premiums for this coverage increased due to the Bank’s conversion to a public company, and the Bank increasing the level of its coverage.

The increase in the year-to-date non-interest expenses, exclusive of conversion and merger related charges and the contribution to NewAlliance Foundation, was mostly attributable to the same items discussed in the quarterly variance discussion above: salaries and employee benefits, occupancy and furniture and fixtures expense, outside services, advertising, amortization of intangibles and other expenses, including director and officer liability insurance.

Income Tax Expense (Benefit). The income tax expense of $4.1 million for the three months ended September 30, 2004, resulted in an effective tax rate of 33.6%, compared to income tax expense of $1.9 million for the three months ended September 30, 2003, which resulted in an effective tax rate of 34.2%. The decrease in the effective tax rate for the three months ended September 30, 2004 in comparison to the three months ended September 30, 2003 is primarily due to the tax benefit associated with the bank owned life insurance and tax-exempt obligations. The income tax benefit of $(4.8) million for the nine months ended September 30, 2004 resulted in an effective tax rate of 39% compared to an income tax expense of $7.8 million for the nine months ended September 30, 2003 which resulted in an effective tax rate of 34.5%.

FINANCIAL CONDITION

Financial Condition Summary. The Company experienced significant increases in a majority of its balance sheet categories that were driven by the conversion to a public company and the simultaneous acquisitions of Connecticut Bancshares and Alliance. The Company completed its conversion from a state-chartered mutual bank to a state-chartered stock bank and the acquisitions on April 1, 2004. From December 31, 2003 to September 30, 2004, total assets and liabilities increased approximately $3.75 billion and $2.74 billion, respectively, while stockholders equity increased $1.01 billion to $1.42 billion.

Investment Securities

Table 8 below displays a summary of the Company’s investment securities as of September 30, 2004 and December 31, 2003.

Table 8: Investment Securities

	September 30, 2004			December 31, 2003
	Amortized cost	Fair value	Percent of Portfolio	Amortized cost	Fair value	Percent of Portfolio
	(Dollars in thousands)
Available for Sale Portfolio:
U.S. Government and Agency obligations	$255,383	$254,553	11.2%	$57,482	$57,548	5.1%
Corporate obligations	89,640	89,664	3.9	54,784	54,877	4.9
Other bonds and obligations	152,664	152,419	6.7	57,908	58,140	5.2
Mortgage-backed securities	1,585,042	1,586,864	69.8	844,073	846,031	75.6
Marketable and trust preferred equity securities	132,644	132,212	5.8	90,788	89,684	8.0
Money market funds	58,300	58,300	2.6	13,000	13,000	1.2

Total securities available for sale	2,273,673	2,274,012	100.0	1,118,035	1,119,280	100.0

Net unrealized loss on securities available for sale	339	—	—	1,245	—	—

Total securities available for sale at fair value	2,274,012	2,274,012	100.0	1,119,280	1,119,280	100.0

Held to Maturity Portfolio:
Foreign and other bonds	500	500	0.0	500	500	0.0

Total securities held to maturity	500	500	0.0	500	500	0.0

Total securities	$2,274,512	$2,274,512	100.0%	$1,119,780	$1,119,780	100.0%

At September 30, 2004 the Company had total investments of $2.27 billion, or 36.2% of total assets. This is an increase of $1.15 billion, or 103.1% from $1.12 billion at December 31, 2003. The increase was the result of the acquired investment portfolios of Connecticut Bancshares and Alliance and proceeds of the Company’s stock offering remaining after the purchase of Connecticut Bancshares and Alliance.

The Company’s investment strategy has been to purchase hybrid adjustable rate mortgage-backed securities, five and seven year balloon mortgage-backed securities, ten year pass through mortgage-backed securities and collateralized mortgage obligations based off fifteen-year mortgage collateral. These securities have been emphasized due to their limited extension risk in a rising rate environment and for their monthly cash flows that provide the Bank with liquidity. This strategy has been supplemented with select purchases of callable agency and asset-backed securities. For the monthly cash flow securities, the base case average life at purchase has ranged between 1.5 and 3.75 years and the maturity dates for the agency securities have ranged between three and five years. The Bank is amortizing any premium paid on hybrid adjustable rate mortgage-backed securities to the initial reset date due to management’s experience with prepayments by the initial reset date.

SFAS No. 115 requires the Bank to designate its securities as held to maturity, available for sale or trading depending on the Bank’s intent regarding its investments at the time of purchase. The Bank does not currently maintain a portfolio of trading securities. As of September 30, 2004, $2.27 billion, or 99.98% of the portfolio, was classified as available for sale and $500,000 of the portfolio was classified as held to maturity. The net unrealized gain on securities classified as available for sale as of September 30, 2004 was $339,000 compared to an unrealized gain of $1.2 million as of December 31, 2003. The increase in the market value of securities available for sale was primarily due to changes in the investments portfolio subsequent to December 31, 2003 resulting from the acquisitions of Connecticut Bancshares and Alliance, the use of the proceeds of the Company’s stock offering and fluctuations in market interest rates during the period. Management has performed a review of all investments with significant unrealized losses and noted that none of these investments had other-than-temporary impairment.

Lending Activities

The Bank makes residential real estate loans secured by one- to four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, multi-family loans, home equity lines of credit and fixed rate loans and other consumer loans. Table 9 displays the balances of the Bank’s loan portfolio as of September 30, 2004 and December 31, 2003.

Table 9: Loans

Loan Category	September 30, 2004		December 31, 2003
	(Dollars in thousands)
Residential real estate	$1,631,644	50.9%	$644,857	49.3%
Commercial real estate and multi-family	623,471	19.5	279,847	21.4
Commercial and construction	444,906	13.9	108,130	8.3
Home equity	462,492	14.4	239,584	18.3
Other consumer	40,904	1.3	35,040	2.7

Total loans	$3,203,417	100.0%	$1,307,458	100.0%

As shown in Table 9, gross loans ended the quarter at $3.20 billion, up $1.90 billion for the nine months ended September 30, 2004 from year-end 2003. The increase in gross loan balances was primarily attributable to the two acquisitions. The acquisitions of Connecticut Bancshares and Alliance on April 1, 2004 added approximately $1.97 billion in loans. Excluding the impact of the acquisitions, gross loans decreased $71.8 million, or 5.5% in the last nine months primarily as a result of a decline in residential and commercial real estate loans, offset by increases in demand for home equity loans and lines of credit and, to a lesser degree, increases in demand for commercial loans.

Home equity loans and equity lines of credit increased $71.6 million from December 31, 2003 to September 30, 2004 excluding loans acquired ($151.3 million) in the acquisitions of Connecticut Bancshares and Alliance. These products were promoted by the Bank through attractive pricing and marketing campaigns as the Bank is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to investments.

Commercial loans, excluding $326.3 million in loans acquired in the acquisitions increased $10.4 million from the December 31, 2003 balance. The Bank’s strategy is to steadily grow the commercial loan portfolio and have a larger percentage of the Bank’s assets be attributable to commercial loans including real estate, construction and other commercial loans. To accomplish this goal, the Bank is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while still maintaining credit quality. However, the focus during the current quarter was on customer relationships and retention, which resulted in lower than anticipated originations.

Commercial real estate and multi-family loans, excluding $391.6 million acquired from Connecticut Bancshares and Alliance decreased approximately $47.9 million from the December 31, 2003 balances. This decrease was due to staffing changes during the integration process.

Residential real estate loans continue to represent the majority of the Bank’s loan portfolio as of September 30, 2004, comprising approximately 51% of gross loans. Excluding the loans acquired in the acquisitions, the Bank experienced a decrease in the portfolio of $86.3 million. New loan originations have been affected by the decrease in demand for new mortgage loans to support refinance activity due to the general leveling off of interest rate declines that existed during the last two years. Loan originations were less than the amount of mortgage paydowns and payoffs resulting in a decline in the residential mortgage portfolio. Residential real estate loans acquired from Connecticut Bancshares and Alliance totaled $1.07 billion.

Asset Quality

Table 10 below exhibits the major components on non-performing loans and assets and key quality metrics for the periods ending September 30, 2004 and December 31, 2003.

Table 10: Non-performing Assets

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
Non-performing loans: (1)
Real estate loans:
Residential (one- to four- family)	$1,138	$1,399
Commercial	3,941	700
Multi-family	—	—
Residential construction	—	—

Total real estate loans	5,079	2,099
Commercial loans:
Commercial construction	150	—
Commercial loans	5,387	3,319

Total commercial loans	5,537	3,319
Consumer loans:
Home Equity and Equity Lines of Credit	35	15
Other	210	56

Total consumer loans	245	71

Non-performing loans	10,861	5,489
Real Estate Owned, net	25	23

Total Non-performing Assets	$10,886	$5,512

Allowance for loan losses as a percent of total loans	1.16%	1.35%
Allowance for loan losses as a percent of total non-performing loans	341.32%	321.90%
Total non-performing loans as a percentage of total loans	0.34%	0.42%
Total non-performing assets as a percentage of total assets	0.17%	0.22%

(1)	Non-performing loans include all loans 90 days or more past due, restructured loans and other loans which have been identified as presenting uncertainty with respect to the collectibility of interest or principal.

As displayed in Table 10, non-performing assets at September 30, 2004 were $10.9 million, an increase of $5.4 million versus year-end 2003, and is attributable to the acquisitions. At March 31, 2004 the Bank had non-performing assets of $2.2 million. The $3.3 million improvement between December 31, 2003 and March 31, 2004 stemmed primarily from one commercial loan borrowing relationship for which there was a $2.0 million charge-off and payment in full of five loans in the amount of $1.2 million where the real estate properties securing the debt were sold. Upon completion of the acquisitions on April 1, 2004 the Bank recorded an additional $15.5 million in non-performing assets for a total of $17.7 million. The decrease of $6.8 million in non-performing assets from April 1, 2004 to September 30, 2004 is primarily due to reductions in the residential mortgage portfolio for approximately $1.3 million and the commercial loan portfolio for approximately $4.3 million.

Delinquent loans (30 days through non-accruing) as a percent of total loans were 0.67% as of September 30, 2004, a three basis-point decrease from April 1, 2004 and a two basis-point decrease from year-end 2003. The improvement stems from a concentrated effort to maintain satisfactory delinquency levels after the completion of the acquisitions. The biggest improvements were seen in the commercial loan and real estate portfolios.

Non-performing loans improved to 0.34% of total loans outstanding at the end of the quarter versus 0.42% at year-end 2003. The allowance for loan losses to non-performing loans ratio, a general measure of coverage adequacy, was 341.32% at the end of the quarter. This was higher than the ratio of 321.9% at year-end 2003 and in line with the positive asset quality indicators showing improvement in non-performing loans and delinquencies.

Allowance For Loan Losses

As displayed in Table 11 below, during the three months ended September 30, 2004, there were net charge-offs of $473,000 compared to recoveries in excess of charge-offs of $225,000 in the prior year period. The increase in charge-offs was predominantly due to two commercial loan relationship charge-offs and reduced loan recoveries. Net charge-offs were $2.4 million for the nine-months ended September 30, 2004 compared to $513,000 in the prior year. The increase in charge-offs was due to one commercial loan relationship for which a charge-off was recorded in the first quarter of 2004. The allowance for loan losses was 1.16% of the loan portfolio at September 30, 2004 and management believes that it is adequate and consistent with the positive asset quality and delinquency indicators.

A loan loss allowance of $37.1 million was determined to be required as of September 30, 2004 compared to $17.7 million as of December 31, 2003. The increase predominantly is attributable to the acquisitions. Upon completion of the two acquisitions the Company recorded $21.5 million in additional allowance for loan loss, which represents the amounts carried by Connecticut Bancshares and Alliance. During the quarter ended June 30, 2004, the Company performed a detailed analysis of the acquired banks’ loan portfolios in the determination of the adequacy of the allowance for loan losses. This analysis included a risk rating review of all commercial and commercial real estate relationships over $250,000. Although this detailed review resulted in some adjustments to the risk rating, it did not impact the allowance for loan losses allocated to the acquired banks’ loan portfolios.

Table 11: Allowance for Loan Losses

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2004	2003	2004	2003
		(In thousands)
Balance at beginning of period	$37,544	$18,583	$17,699	$19,321
Net allowances gained through acquisition	—	—	21,498	—
Provision for loan losses	—	—	300	—
Charge-offs:
Residential and commercial mortgage loans	5	—	158	514
Commercial loans	755	331	3,174	987
Consumer loans	116	103	260	218

Total charge-offs	876	434	3,592	1,719

Recoveries:
Residential and commercial mortgage loans	68	545	443	702
Commercial loans	253	85	617	401
Consumer loans	82	29	136	103

Total recoveries	403	659	1,196	1,206

Net charge-offs (recoveries)	473	(225)	2,396	513

Balance at end of period	$37,071	$18,808	$37,101	$18,808

Intangible Assets

In conjunction with the acquisitions of Connecticut Bancshares and Alliance, the Company recorded intangible assets of $483.6 million, including $9.8 million for non-compete agreements with senior management of Connecticut Bancshares and Alliance, $56.9 million in core deposit intangible and $416.9 million in goodwill. In accordance with SFAS No. 141, the assets acquired and liabilities assumed were recorded on the balance sheet based on fair values on the acquisition date. In connection with determining the fair market values, the Company retained the services of third parties to provide fair value appraisals of the core deposit intangible and to review the value of the non-compete agreements. The Company also utilized third parties to compute the market value for loans, deposits and certain fixed assets.

Deposits and Borrowings

The Bank’s traditional sources of funds are the deposits it gathers, borrowings from the Federal Home Loan Bank – Boston (“FHLB”) and customer repurchase agreements. The Bank’s FHLB borrowings are collateralized by stock in the FHLB, certain mortgage loans and other investments. Repayment and prepayment of loans and securities, proceeds from sales of loans and securities and proceeds from maturing securities are also sources of funds for the Bank.

Table 12: Deposits

	September 30, 2004	December 31, 2003	Change
	(In thousands)
Regular savings	$933,985	$496,553	$437,432
Money market accounts	846,974	489,885	357,089
NOW accounts	345,519	155,085	190,434
Demand deposit accounts	446,724	183,555	263,169
Time deposit accounts	1,121,835	476,213	645,622

Total deposits	$3,695,037	$1,801,291	$1,893,746

As displayed in Table 12, deposits increased $1.89 billion, or 105.1%, as compared to December 31, 2003. Deposits totaling $1.95 billion were added as a result of the acquisitions of Connecticut Bancshares and Alliance. Excluding these deposits, the Bank’s deposits decreased approximately $59.3 million from December 31, 2003 to September 30, 2004 and occurred primarily in Connecticut Bancshares and Alliance savings and time deposits.

The Bank increased money market deposits by attracting new customers and attracting additional balances from existing customers through a successful promotion, which employed an introductory premium rate. As a result, net new balances for money market accounts increased $130.0 million. The Bank’s strategy is to cross sell to new customers, with an emphasis on new checking accounts, by offering those customers with checking accounts a relationship rate on their money market account at the end of the promotional period. Excluding time deposits acquired in the two acquisitions, time deposits decreased $65.4 million as CD’s matured and were replaced by core deposits. The Bank has a strategy of reducing its reliance on higher cost CD’s. Regular savings, excluding those acquired in the acquisitions, decreased $93.5 million due in part to a steady migration to money market accounts as a result of a more favorable rate structure offered in these products.

The following table summarizes the Bank’s recorded borrowings of $1.07 billion at September 30, 2004. Borrowings increased $797.2 million, or 287.1%, from the balance recorded at December 31, 2003. The Company acquired approximately $751.6 million from Connecticut Bancshares and Alliance, including $117.8 million of customer repurchase agreements, $626.7 million in Federal Home Loan Bank advances, and $7.1 million in junior subordinated debentures, in addition to approximately $45.6 million in net new borrowings.

Table 13: Borrowings

	September 30, 2004	Percent of Portfolio	December 31, 2003	Percent of Portfolio
		(Dollars in thousands)
Borrowed Funds:
Federal Home Loan Bank of Boston (“FHLB”) advances	$858,921	80%	$252,990	91%
Repurchase Agreements	206,966	19	22,753	8
Mortgage Loans Payable	1,859	—	1,938	1
Junior Subordinated Debentures issued to affiliated trusts	7,105	1	—	—

	$1,074,851	100%	$277,681	100%

Table 14: Borrowings Contractual Maturities

(In thousands)	2004	2005	2006	2007	2008	2009+	Total
FHLB Advance Maturities (1)	$11,500	$52,600	$58,500	$41,207	$109,137	$560,277	$833,221
Repurchase Agreements	206,966						206,966
Mortgage Loans Payable						1,859	1,859
Junior Subordinated Debentures issued to affiliated trusts						7,105	7,105

	$218,466	$52,600	$58,500	$41,207	$109,137	$569,241	$1,049,151

(1)	Contractual maturities exclude the premium balance of acquired FHLB Advances of $25.7 million.

Stockholders’ Equity

Total stockholders’ equity equaled $1.42 billion at September 30, 2004, $1.0 billion higher than the balance at December 31, 2003. The increase was primarily attributable to converting to a public company. This increase consisted of the recording of common stock and additional paid-in capital in the initial public offering, shares issued to the NewAlliance Foundation and shares issued to Alliance shareholders for $1.13 billion, offset by (i) a net loss of $7.5 million, (ii) a change of $713,000 in other comprehensive income resulting from a decline in the fair market value of investments available for sale, and (iii) shares purchased for the employee stock ownership plan for $107.9 million, net of $1.5 million of released shares and (iv) a dividend of $4.3 million.

See the “Liquidity and Capital Position” discussion beginning on page 36 for further information on regulatory capital ratios.

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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At September 30, 2004, the Bank’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was $493.6 million, or positive 7.9% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

Income Simulation Analysis. Income simulation analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Scenarios utilized by the Bank to measure interest rate risk include instantaneous rate shocks, rate ramps over a six month or one year period, static rates, non-parallel shifts in the yield curve and a forward rate scenario. These simulations are used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a one to three year period. Simulation analysis involves projecting future balance sheet structure and interest income and expense under the various rate scenarios. The Bank’s internal guidelines on interest rate risk specify that all range of interest rate scenarios tested, the estimated net interest margin over the next one-year period should decline by less than 12% as compared to the net interest margin in the base case rate scenario. However, in practice, the Bank manages interest rate risk well within these 12% guidelines.

At September 30, 2004, the Bank’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage Change in Estimated Net Interest Margin Over 12 months
200 basis point instantaneous and sustained increase in rates	3.44
50 basis point instantaneous and sustained decrease in rates	(2.87)

The base case rate scenario used to forecast the net interest margin consists of the yield curve as of September 30, 2004 and held constant for 12 months.

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

The Bank has expanded its use of borrowings from the Federal Home Loan Bank as part of its management of interest rate risk and liquidity. Such borrowings increased by $605.9 million between December 31, 2003 and September 30, 2004 primarily due to the acquisition of Connecticut Bancshares. At September 30, 2004, total borrowings from the Federal Home Loan Bank amounted to $833.2 million, exclusive of $25.7 million in purchase accounting adjustments, and the Bank had the capacity to increase that total to $1.13 billion. Additional borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and the Bank’s liquidity and gap position, the Bank may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At September 30, 2004 the Bank’s repurchase agreement lines of credit totaled $50.0 million, $19.4 million of which was available on that date.

The Bank’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Bank’s operating, financing, lending and investment activities during any given period. At September 30, 2004, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $490.4 million, or 7.8% of total assets.

The Company believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At September 30, 2004, the Bank had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $463.3 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from September 30, 2004 were to $698.0 million.

At September 30, 2004, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was 16.1%, which is above the threshold level of 5.0% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 26.8% and the Total risk-based capital ratio stood at 27.8%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $630.2 million, or 10.8% of average assets, which is above the required level of $233.1million or 4%, and total risk-based capital of $667.3 million, or 18.9% of adjusted assets, which is above the required level of $282.0 million, or 8%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Bank’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 21 through 37 under the caption “Asset and Liability Management and Management of Market and Interest Rate Risk”.

Item 4.	Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings other than as described below and routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of NewAlliance Bancshares, Inc.

The Company previously disclosed two substantially similar lawsuits brought by depositors against New Haven Savings Bank and its Directors and, in the second action, its Corporators, alleging breach of fiduciary duty in connection with the decision to convert to a public company. The plaintiffs sought injunctive and monetary relief, and certification of a class consisting of the depositors of New Haven Savings Bank. Both lawsuits were dismissed by decision of the Connecticut Superior Court pursuant to a Memorandum of Decision issued on March 12, 2004, and the Bank’s conversion was completed on April 1, 2004. The plaintiffs in the first action filed an appeal but the plaintiffs in the second did not and the appeal period on the second action expired. The Company recently reached a settlement with the plaintiff in the first action which resulted in the Company obtaining a release from the plaintiff and withdrawal of the lawsuit. The settlement included the Company’s agreement to certain nonfinancial matters and payment of a portion of the plaintiff’s attorneys fees. The amount paid in settlement was not significant to the Company.

A conversion-related civil action was brought against the Bank in June, 2004. This action is in U.S. District Court, New Haven, Connecticut. The plaintiffs are 10 entities who claim that their right to purchase stock in the Bank’s conversion offering was improperly limited by the Bank because of its allegedly wrongful determination that those entities were acting in concert with other entities whose subscription rights were also restricted. The plaintiffs seek monetary damages based on the number of shares they allege they should have been allowed to purchase multiplied by the stock’s initial appreciation following the conversion. The Bank disputes the plaintiffs allegations and intends to defend the case vigorously. The case is at an early stage and will be tried in the ordinary course of the Court’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a), (b) and (c) Not applicable

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number

31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Merrill B. Blanksteen pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Merrill B. Blanksteen pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SI GNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen
Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	November 12, 2004