Form 10-Q/A
period 2004-09-30
NEWALLIANCE BANCSHARES INC
filed 2004-11-15
CIK 1264755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

FORM 10-Q/A

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

Commission File Number: 000-50610

NEWALLIANCE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-2407114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510
(Address of principal executive officers)	(Zip Code)

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

Explanatory Note

This amendment is being filed to correct a typographical error in Exhibits 32.1 and 32.2. Specifically, the reference to Form 10-Q for the quarter ended June 30, 2004 has been changed to the quarter ended September 30, 2004. Accordingly, NewAlliance Bancshares is filing corrected Exhibits 32.1 and 32.2 to this Current Report on Form 10-Q/A.

TABLE OF CONTENTS

Part II – OTHER INFORMATION

Items 1 through 5.	Not applicable

Item 6.	Exhibits

SI GNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

NewAlliance Bancshares, Inc. (Registrant)

By:	/s/ Merrill B. Blanksteen
Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	November 15, 2004