Form 10-K
period 2004-12-31
NEWALLIANCE BANCSHARES INC
filed 2005-03-21
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50610

NEWALLIANCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2407114 (I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut (Address of principal executive officers)	06510 (Zip Code)

Registrant’s telephone number, including area code: (203) 789-2767
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange, Inc.

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X        No______

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  X

           Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the act). Yes __  No  X

           The market value of the common equity held by non-affiliates was $1.58 billion based upon the closing price of $13.96 as of June 30, 2004 as reported in The Wall Street Journal on July 1, 2004. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates. As of March 21, 2005 there were 114,158,736 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy of information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2005 are incorporated by reference into Part III of this 10-K.

PART I

Item 1.     Business

Forward-Looking Statements

This report may contain certain forward-looking statements as that term is defined in the U.S. federal securities laws.

Forward-looking statements are based on certain assumptions, describe future plans, strategies, and expectations of Management and are generally identified by use of the word “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Management’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

Factors that could have a material adverse effect on the operations of NewAlliance Bancshares, Inc. (“the Company”) and its subsidiaries include, but are not limited to, changes in market interest rates, loan prepayment rates and delinquencies, general economic conditions, legislation and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for financial services, and loan, deposit and investment products in the Company’s local markets; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company’s operations, pricing and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, Management undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

General

In 2003, the Company, was organized as a Delaware business corporation, in connection with the conversion of NewAlliance Bank (the “Bank”), formerly New Haven Savings Bank, from mutual to capital stock form, which became effective on April 1, 2004. The Bank’s conversion resulted in the Company owning all of the Bank’s outstanding capital stock. The Bank is now a wholly-owned subsidiary of the Company, a bank holding company regulated by the Federal Reserve Board. On April 1, 2004 the Bank changed its name to NewAlliance Bank.

The Company completed two acquisitions on April 1, 2004: (1) Connecticut Bancshares, Inc. (“Connecticut Bancshares”), the holding company for the Savings Bank of Manchester and (2) Alliance Bancorp of New England, Inc. (“Alliance”), the holding company for Tolland Bank. The Savings Bank of Manchester was a $2.54 billion-asset bank with 28 branches in three counties in Central Connecticut, Tolland Bank was a $427.6 million-asset bank with 10 branches in two counties in Central Connecticut. The acquired banks were merged into NewAlliance Bank.

The Company’s business philosophy is to operate as a community bank with local decision-making authority, providing a broad array of banking and financial services including investment management, trust and insurance services to retail and commercial business customers.

The Company’s core operating objectives are to (1) grow through a disciplined acquisition strategy, supplemented by de-novo branching, (2) build high quality, profitable loan portfolios, in particular through growth in commercial real estate, commercial business, residential mortgage and home equity loans using both organic and acquisition strategies, (3) increase the non-interest income component of total revenues through (i) development of banking-related fee income, (ii) growth in existing wealth management services, including trust and the sale of insurance and investment products, and (iii) the potential acquisition of additional financial services businesses, (4) utilize technology to provide superior customer service and new products and (5) improve operating efficiencies through increased scale and process improvements.

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, performance of acquisitions and integration activities, return on equity and assets, net interest margin, non-interest income, operating expenses and efficiency ratio, asset quality, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, market share and peer comparisons.

NewAlliance Bank (formerly New Haven Savings Bank) was founded in 1838 as a Connecticut-chartered mutual savings bank and is regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation. The Company’s deposits are insured to the maximum allowable amount by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank has been a member of the Federal Home Loan Bank System since 1974.

The Company operates 64 banking offices in New Haven, Middlesex, Hartford, Tolland and Windham counties and offers a full range of banking services to individuals and corporate customers primarily located in South Central and Central Connecticut. The Company specializes in the acceptance of retail deposits from the general public in the areas surrounding its 64 banking offices and using those funds, together with funds generated from operations and borrowings, to originate residential mortgage loans, commercial and commercial real estate loans and consumer loans, primarily home equity loans and lines of credit.

The Company retains in its portfolio loans that it originates and purchases except fixed-rate residential loans, which are scheduled to amortize over more than 15 years, which are generally sold in the secondary market, with servicing rights retained. The Company also invests in mortgage-backed and debt securities and other permissible investments. Revenues are derived principally from the generation of interest and fees on loans and, to a lesser extent, interest and dividends on securities. The Company’s primary sources of funds are deposits, repurchase agreements, principal and interest payments on loans, investment securities and advances from the Federal Home Loan Bank (“FHLB”). The Company’s results of operations depend to a large degree on its net interest income, which is the difference between interest income from loans and investments and interest expense for deposits and borrowings.

Lending Activities

General
The Company originates residential real estate loans collateralized by one- to four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, multi-family loans, home equity lines of credit and fixed rate loans and other consumer loans predominately in the State of Connecticut. Real estate secured the majority of the Company’s loans as of December 31, 2004, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.

Residential Real Estate Loans
A principal lending activity of the Company is to originate loans secured by first mortgages on one- to four-family residences in the State of Connecticut. We originate residential mortgages primarily through commissioned mortgage representatives across our branch footprint. The Company originates both fixed-rate and adjustable rate mortgages. Residential lending represents the largest single component of our total portfolio.

The Company currently sells all of the fixed-rate residential mortgage loans it originates with terms of over 15 years. Loans are originated for sale under forward rate commitments. The percentage of loans we sell will vary depending upon interest rates and our strategy for the management of interest rate risk. The Company continues to service loans that it sells to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association and others, and receives a fee for servicing such loans.

The retention of adjustable rate, as opposed to longer term, fixed-rate residential mortgage loans in the portfolio helps reduce our exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed-rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. Management believes that these risks, which have not had a material adverse effect on the Company to date, generally are less onerous than the interest rate risks associated with holding long-term fixed-rate loans in the loan portfolio.

Commercial Real Estate And Multi-Family Loans
The Company makes commercial real estate loans throughout its market area. Properties, such as office buildings, light industrial, retail facilities or multi-family income properties, normally collateralize commercial real estate loans. Substantially all of these properties are located in Connecticut. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets bearing interest rates which are generally higher than interest rates on one- to four-family residential mortgage loans, and are more sensitive to changes in market interest rates. These loans typically have terms of up to 25 years and interest rates which adjust over periods of 3 to 10 years based on one of various rate indices.

Commercial real estate lending poses greater credit risk than residential mortgage lending to owner occupants. The repayment of commercial real estate loans depends on the business and financial condition of the borrower. Economic events and changes in government regulations, which the Company and its borrowers do not control, could have an adverse impact on the cash flows generated by properties securing commercial real estate loans and on the market value of such properties. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions and individual loans on commercial properties tend to be larger than individual loans on residential properties.

Construction Loans
The Company originates both residential and commercial construction loans. Typically loans are made to owner-borrowers who will occupy the properties (residential construction) and to licensed and experienced developers for the construction of single-family home developments (commercial construction).

The proceeds of construction loans are disbursed in stages and the terms may require developers to pre-sell a certain percentage of the properties they plan to build before the Company will advance any construction financing. Company officers, appraisers and/or independent engineers inspect each project’s progress before additional funds are disbursed to verify that borrowers have completed project phases.

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. Commercial construction loans generally have terms of six months to two years. Some construction to permanent loans have fixed interest rates but the Company originates mostly adjustable-rate construction loans.

Construction lending, particularly commercial construction lending, poses greater credit risk than residential mortgage lending to owner occupants. The repayment of construction loans depends on the business and financial condition of the borrower and on the economic viability of the project financed. A number of borrowers have more than one construction loan outstanding with the Company at any one time. Economic events and changes in government regulations, which the Company and its borrowers do not control, could have an adverse impact on the value of properties securing construction loans and on the borrowers’ ability to complete projects financed and, if not the borrower’s residence, sell them for anticipated amounts at the time the projects commenced.

Commercial Loans
Commercial loans are generally collateralized by equipment, leases, inventory and accounts receivable. Many of the Company’s commercial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, refinancing or constructing the real estate securing the loan. Commercial loans provide primarily working capital, equipment financing, financing for leasehold improvements and financing for expansion. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between three and seven years. Term loans generally amortize during their life, although some loans require a lump sum payment at maturity. Revolving commercial lines of credit typically have two-year terms, renewable annually and rates of interest which adjust on a daily basis. Such rates are normally indexed to the Company’s base rate of interest.

Commercial lending poses greater credit risk than residential mortgage lending to owner occupants. Repayment of both secured and unsecured commercial loans depends substantially on the borrower’s underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is primarily dependent upon the success of the borrower’s business. Secured commercial loans are generally collateralized by equipment, leases, inventory and accounts receivable. Compared to real estate, such collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

At December 31, 2004, the Company’s outstanding commercial loans included manufacturing, special trades, professional services, wholesale trade, retail trade, educational and health services. Industry concentrations are reported quarterly to the Board Loan Committee.

Consumer Loans
The Company originates various types of consumer loans, including auto, mobile home, boat, educational and personal installment loans. However, the largest portion of our consumer loan portfolio is comprised of home equity loans and lines of credit secured by one- to four-family owner-occupied properties. These loans are typically secured by second mortgages. Home equity loans have fixed interest rates, while home equity lines of credit normally adjust based on the Company’s prime rate of interest.

Credit Risk Management and Asset Quality

One of management’s key objectives has been and continues to be to maintain a high level of asset quality. In addition to maintaining sound credit standards for new loan originations, proactive collection and work out processes are employed in dealing with delinquent or problem loans.

The Company manages and controls risk in the loan portfolio through adherence to consistent standards. A credit policy establishes underwriting standards, places limits on exposure and sets other limits or standards as deemed necessary and prudent. Exceptions to credit policy must be approved by the First Vice President/Loan Administration or the Senior Loan Committee, and are reported quarterly to senior management and the Loan Committee of the Board of Directors. Individual loan officers may originate loans within certain approved lending limits. The Senior Loan Committee approves all loans within an aggregate relationship between $1.0 million and $5.0 million, with the Loan Committee of the Board of Directors to approving all loan relationships above $5.0 million.

Credit Administration is independent of the lending groups, and is responsible for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio which are submitted to senior management and the Board of Directors, ensuring compliance with the credit policy, and the completion of credit analyses for all loans above a specific threshold. In addition, Credit Administration is responsible for managing the reduction in nonperforming and classified assets. On a quarterly basis, the Criticized Asset Committee reviews commercial and commercial real estate loans that are risk rated Special Mention or worse, focusing on the current status and strategies to improve the credit.

The loan review function is performed by an independent third party, to provide an evaluation of the creditworthiness of the commercial/commercial real estate borrower and the appropriateness of the risk rating classifications. The findings are then presented to the Loan Committee of the Board of Directors.

Trust Services

The Company offers trust and investment management services to individuals and families that are existing or potential banking customers. The Company will continue to emphasize the growth of its trust and investment management services to increase fee-based income. At December 31, 2004, Trust and Investment Services managed 489 account relationships and total assets of $440.6 million. For the year ended December 31, 2004 and the twelve months ended December 31, 2003, revenues for this area were $2.4 million and $2.0 million respectively.

Brokerage, Investment Advisory and Insurance Services

The Company offers investment and advisory services through its wholly owned subsidiary NewAlliance Investments, Inc., member NASD, SIPC, a NASD-registered broker dealer. In addition, both retail and commercial customers of the Company are offered investment and insurance products, including corporate retirement plans such as employee profit sharing and 401(k) plans, as well as personal investment accounts. Our services include: stocks, bonds, mutual funds, variable annuities and 529 plans for college funding, as well as estate and retirement planning, life insurance, fixed annuities, disability income and overhead insurance and Medicare supplemental policies.

Investment Activities

The primary objective of the investment portfolio is to achieve a competitive rate of return on the investments over a reasonable period of time based on prudent management practices and sensible risk taking. The portfolio is also used to help manage the net interest rate risk position of the Company. In view of the Company’s lending capacity and generally higher rates of return on loans, management prefers lending activities as its primary source of revenue with the securities portfolio serving a secondary role. The investment portfolio, however, is expected to continue to represent a significant portion of the Company’s assets, consisting of U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations, asset backed securities, high quality corporate debt obligations, municipal bonds and corporate equities. The portfolio will continue to serve the Company’s liquidity needs as projected by management and as required by regulatory authorities.

Over the past year, the Company has emphasized the purchase of balloon mortgage backed securities, ten-year mortgage backed securities and agency and private collateralized mortgage obligations with underlying collateral consisting of fifteen-year mortgage loans. In addition, the Company has targeted collateralized mortgage obligation purchases in the two-to-three-year weighted average life tranches with expected extensions up to a maximum of five and one half years in a rising rate environment. The objective of this decision has been to limit the potential interest rate risk due to extension of this portfolio in a rising rate environment. The structures of the collateralized mortgage obligations have been in either a planned amortization class format, mandatory redemption format or tightly structured sequential pay format.

The investment policy of the Company is reviewed and updated by senior management and submitted to the Board of Directors for their approval on an annual basis. The investment policy prohibits the use of hedging with such instruments as financial futures, interest rate options and swaps without specific approval from the Board of Directors.

Sources Of Funds

The Company uses deposits, repayments and prepayments of loans, proceeds from sales of loans and securities and proceeds from maturing securities, borrowings and cash flows generated by operations to fund its lending, investing and general operations. Deposits represent the Company’s primary source of funds.

Deposits
The Company offers a variety of deposit accounts with a range of interest rates and other terms, which are designed to meet customer financial needs. The Federal Deposit Insurance Corporation (“FDIC”) insures deposits up to certain limits (generally, $100,000 per depositor). Retail and commercial deposits are received through the Company’s main office and 64 branch offices located in five counties within Connecticut. Additional deposit services provided to customers are ATM, telephone, Internet Banking and Internet Bill Pay.

Deposit flows are significantly influenced by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives. Deposit pricing strategy is monitored weekly by the Pricing Committee and results are reported monthly by the Asset/Liability Committee. When considering our deposit pricing, we consider competitive market rates, deposit flows, funding commitments and investment alternatives, Federal Home Loan Bank, (“FHLB”) advance rates and rates on other sources of funds.

National, regional and local economic conditions, changes in competitor money market and time deposit rates, prevailing interest rates and competing deposit and investment alternatives all have a significant impact on the level of the Company’s deposits.

Borrowings
The Company is a member of the Federal Home Loan Bank system which functions in a reserve credit capacity for regulated, federally insured depository institutions and certain other home financing institutions. Members of the system are required to own capital stock in the FHLB and are authorized to apply for advances on the security of their FHLB stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government or its agencies) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLB limits advances based on a member’s assets, total borrowings and net worth. Long-term and short-term FHLB advances are utilized as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable as compared to alternate funding sources.

Additional funding sources are available through securities sold under agreements to repurchase and the Federal Reserve Bank of Boston.

Subsidiary Activities

NewAlliance Bancshares, Inc. is a bank holding company and currently has the following wholly-owned subsidiaries. The Company has no special purpose entities and has not participated in asset securitizations.

             Alliance Capital Trust I, and Alliance Capital Trust II were organized by Alliance to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance. The Company’s debt to Alliance Capital Trust I and II is recorded as “Junior Subordinated Debentures issued to affiliated trusts” in Note 10 of the Notes to Consolidated Financial Statements contained elsewhere in this report, and amounted to a total of $8.0 million at December 31, 2004.

NewAlliance Bank, established in 2004 through the combination of New Haven Savings Bank, Savings Bank of Manchester and Tolland Bank is a Connecticut chartered capital stock savings bank and also has the following wholly-owned subsidiaries all of which are incorporated in Connecticut.

NewAlliance Bank Community Development Corporation (“CDC”) was organized in 1999 pursuant to a federal law which encourages the creation of such bank subsidiaries to further community development programs. The CDC has been funded with $5.5 million in cash to provide flexible capital for community development and neighborhood revitalization. The Bank intends to provide additional funding to the CDC, up to $10.0 million in total, as the funds can be utilized. The CDC investments can be in the form of equity, debt or mezzanine financing. Current investments include artist housing, affordable housing loan pools and small business development funds. In connection with the formation of NewAlliance Bancshares, Fairbank Corporation became a wholly-owned subsidiary of the CDC. Fairbank Corporation owns a 121 unit apartment building in New Haven, Connecticut. The building includes tenants eligible for federal “Section 8” housing cost assistance and a branch of the Bank. Fairbank Corporation was formed and the investment made in 1971 to further the Bank’s commitment to the New Haven community.

The Loan Source, Inc. is used to hold certain real estate that we may acquire through foreclosure and other collection actions and investments in certain limited partnerships. The Loan Source, Inc. currently has no such foreclosure property under ownership, but does have an investment in a limited partnership.

NewAlliance Servicing Company operates as the Bank’s passive investment company (“PIC”). A 1998 Connecticut law allows for the creation of PICs. A properly created and maintained PIC allows the Bank to contribute its real estate loans to the PIC where they are serviced. The PIC does not recognize income generated by the PIC for the purpose of Connecticut business corporations tax, nor does the Bank recognize income for these purposes on the dividends it receives from the PIC. Since its establishment in 1998, the PIC has allowed NewAlliance, like many other banks with Connecticut operations, to experience substantial savings on the Connecticut business corporations tax that otherwise would have applied.

NewAlliance Investments, Inc. The Bank offers brokerage and investment advisory services and fixed annuities and other insurance products to its customers. In 2004 NewAlliance Investments, Inc. obtained a registration as a broker-dealer and is now a member of the NASD. During 2004, brokerage accounts originated through a non-affiliated registered broker-dealer were transferred to NewAlliance Investments, Inc. The brokerage products and services offered by Savings Bank of Manchester and Tolland Bank through contractual arrangements with a third party NASD-registered broker-dealer were transferred to NewAlliance Investments, Inc. following the completion of the acquisitions of Connecticut Bancshares and Alliance.

Employees

At December 31, 2004, The Company had 1,032 employees consisting of 815 full-time and 217 part-time employees. The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan and an employee stock purchase plan. See Note 11 of Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

The Foundation

In 1998, the Bank established a private charitable foundation, the New Haven Savings Bank Foundation, Inc. This foundation, which was not a subsidiary of the Bank, provided grants to charitable organizations that focus primarily on community development, health and human services, youth and education and the arts in the communities in which the Bank operates.

The Bank established the NewAlliance Foundation (the “Foundation”) as a new charitable foundation in connection with its conversion from a mutual to stock bank. The Foundation is not a subsidiary of the Company or the Bank. The Foundation was funded with a contribution of 4,000,000 shares of the Company’s common stock and $40,000 of cash. The Foundation is dedicated to charitable purposes, including community development activities with the Company’s local communities. The New Haven Savings Bank Foundation was merged into the Foundation in the second quarter of 2004.

Other than the contributions to establish the Foundation described above, the Company does not expect to make any further contributions to the Foundation. At December 31, 2004, the Foundation had assets of approximately $64.5 million. Since 1998, the New Haven Savings Bank Foundation and the Foundation have made contributions of approximately $9.0 million to local non-profit organizations.

Market Environment

Market Area
 The Company is headquartered in New Haven, Connecticut in New Haven County. The Company’s primary deposit gathering area is concentrated in the communities surrounding its 64 banking offices located in New Haven, Middlesex, Hartford, Tolland and Windham Counties. The Company’s lending area is broader than its deposit gathering area and includes the entire State of Connecticut, but most of our loans are made to borrowers in our primary deposit marketing area.

Unemployment
The Connecticut economy over the year 2004 could best be described as providing a stable performance. The unemployment rate posted figures between 4.6% and 4.7% throughout the year with the exception of a one-month reading at 4.9% in March and a one-month reading at 4.5% in April. Jobless claims have remained stable and as of November 2004, were averaging 4,186 per month down from the year 2003 average of 4,910. As of November 2004, there had been 6,100 new jobs, an increase of 0.4%, created in the state of Connecticut over the past year. This job growth was led by the service sector, which created 5,600 new jobs and the goods producing sector, which added 500 new jobs. The New Haven and Hartford labor market areas, as of November 2004, were posting unemployment rates between 4.0% and 5.0% and the Lower Connecticut River labor market area was posting an unemployment rate below 4.0%. The Connecticut Department of Labor is forecasting that jobs will increase by approximately 5,000 or 0.3% in the year 2005 and by approximately 11,000 or 0.6% in the year 2006. Real gross state product is also forecasted to increase by approximately 3.5% over the year 2005.

Housing Market
The housing market continued to produce robust results in 2004. As of November 2004, building permits were running at an annualized rate of 11,952, up significantly from the year 2003 number of 9,985. There are currently year over year increases in building permits in the Hartford, New Haven, New London and Danbury labor market areas, with year over year declines in the Lower River and Waterbury labor market areas. Home price gains have also been strong over the past year, as measured by the National Association of Realtors, with the Hartford and New Haven / Meriden metropolitan statistical areas both posting double-digit home price increases as of the third quarter, which were ahead of the 7.7% increase seen across the United States.

Interest Rate Environment
 Rates, as implied by the forward yield curve, are forecasted to increase by approximately 100 basis points at the three month part of the yield curve, 75 basis points at the one year part of the yield curve, 50 basis points at the two year part of the yield curve, 30 basis points at the five year part of the yield curve and 25 basis points at the ten year part of the yield curve. For the current year, the Company is using the increase in rates, as implied by the forward yield curve, for income and balance sheet planning purposes. The Company is also assuming an increase of 125 basis points in the federal funds rate spread evenly throughout the next twelve months.

Competition
The Company faces intense competition for the attraction and retention of deposits and origination of loans in its primary market area. Its most direct competition for deposits has historically come from the many commercial and savings banks operating in the Company’s primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. While those entities still provide a source of competition for deposits, we face significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. Competition for loans comes from the significant number of traditional financial institutions, primarily savings banks and commercial banks in our market area and from other financial service providers, such as the mortgage companies and mortgage brokers operating in our primary market area. Additionally, competition may increase due to the increasing trend of non-depository financial services companies entering the financial services market, such as insurance companies, securities companies and specialty financial companies. Competition for deposits, for the origination of loans and for the provision of other financial services may limit our growth in the future.

Regulation and Supervision

The Bank is a Connecticut-chartered capital stock savings bank and a wholly-owned subsidiary of NewAlliance Bancshares. The Bank is subject to extensive regulation by the Connecticut Department of Banking, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Banking Department concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers. The Company is required to file reports with and otherwise comply with the rules and regulations of the Federal Reserve Bank (“FRB”) of Boston, the Connecticut Banking Commissioner and the Securities and Exchange Commission (“SEC”) under the Federal securities laws. The following discussion of the laws and regulations material to the operations of the Company and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations. Any change in such regulations, whether by the Banking Department, the FDIC, the SEC or the FRB, could have a material adverse impact on the Bank or the Company.

Connecticut Banking Laws and Supervision

Connecticut Banking Commissioner

The Commissioner regulates internal organization as well as the deposit, lending and investment activities of state-chartered banks, including NewAlliance Bank. The approval of the Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of Connecticut-chartered banks. The FDIC also regulates many of the areas regulated by the Commissioner, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.

Lending Activities

Connecticut banking laws grant banks broad lending authority. With certain limited exceptions, however, total secured and unsecured loans made to any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s equity capital and reserves for loan and lease losses.

Dividends

A savings bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by a savings bank in any year may not exceed the sum of a bank’s net profits for the year in question combined with its retained net profits from the preceding two years. Federal law also prevents an institution from paying dividends or making other capital distributions that would cause it to become “undercapitalized.” The FDIC may limit a savings bank’s ability to pay dividends. No dividends may be paid to a Connecticut bank’s shareholders if such dividends would reduce shareholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations.

Liquidation Account
As part of the conversion to a stock bank on April 1, 2004, the Bank established a liquidation account for the benefit of account holders in an amount equal to the bank’s capital of $403.8 million as of September 30, 2003. The liquidation account will be maintained for a period of ten years after the conversion for the benefit of those deposit account holders who qualified as eligible account holders at the conversion and who have continued to maintain their eligible deposit balances with the Bank following the conversion. The liquidation account, which totaled $253.4 million at December 31, 2004, is reduced annually by an amount equal to the decrease in eligible deposit balances, notwithstanding any subsequent increases in the account. Therefore, the decrease in the liquidation account does not imply a proportionate decline in the aggregate balances of pre-conversion account relationships. In the event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive his/her proportionate interest in the liquidation account, after the payment of all creditors’ claims, but before distributions to the Company as the sole stockholder of the Bank. The Bank may not declare or pay a dividend on its capital stock if its effect would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account.

Branching Activities

Any Connecticut-chartered bank meeting certain statutory requirements may, with the Commissioner’s approval, establish and operate branches in any town or towns within the state and establish mobile branches.

Investment Activities

Connecticut law requires the board of directors of each Connecticut bank to adopt annually an investment policy to govern the types of investments that the Bank makes, and to periodically review a bank’s adherence to its investment policy. The investment policy must establish standards for the making of prudent investments and procedures for divesting investments no longer deemed consistent with a bank’s investment policy. In recent years, Connecticut law has expanded bank investment activities.

Connecticut banks may invest in debt securities and debt mutual funds without regard to any other liability to the Connecticut bank of the maker or issuer of the debt securities and debt mutual funds, if the debt securities and debt mutual funds are rated in the three highest rating categories or otherwise deemed to be a prudent investment, and so long as the total amount of debt securities and debt mutual funds of any one issuer will not exceed 25% of a bank’s total equity capital and reserves for loan and lease losses and the total amount of all its investments in debt securities and debt mutual funds will not exceed 25% of its assets. In addition, a Connecticut bank may invest in certain government and agency obligations according to the same standards as debt securities and debt mutual funds except without any percentage limitation.

Similarly, Connecticut banks may invest in equity securities and equity mutual funds without regard to any other liability to the Connecticut bank of the issuer of equity securities and equity mutual funds, so long as the total amount of equity securities and equity mutual funds of any one issuer does not exceed 25% of a bank’s total equity capital and reserves for loan and lease losses and the total amount of the bank’s investment in all equity securities and equity mutual funds does not exceed 25% of its assets.

Powers

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

Assessments

Connecticut banks are required to pay annual assessments to the Connecticut Department of Banking to fund the Department’s operations. The general assessments are paid pro-rata based upon a bank’s asset size.

Enforcement

Under Connecticut law, the Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The Commissioner’s enforcement authority includes cease and desist orders, fines, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution and liquidation.

Federal Regulations

Capital Requirements

Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as NewAlliance Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

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

As a bank holding company, the Company is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. The Company’s equity exceeded these requirements at December 31, 2004.

Standards for Safety and Soundness

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

Investment Activities

Since the enactment of the FDICIA, all state-chartered FDIC insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDICIA and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as NewAlliance Bank may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The Bank received grandfathered authority from the FDIC to invest in listed stock and/or registered shares. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Connecticut law, whichever is less. The Bank also received grandfathered authority to purchase preferred stock and registered investment company shares subject to the same limits listed above. In addition, the Bank received permission from the FDIC to purchase and retain up to an additional 60% of its Tier 1 Capital in money market (auction rate) preferred stock and to purchase and retain up to an additional 15% of its Tier 1 Capital in adjustable rate preferred stock. Such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund (“BIF”). The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) specifies that a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Branching

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

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2004, NewAlliance Bank was “well capitalized”.

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

Transactions with Affiliates
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

Enforcement

The FDIC has extensive enforcement authority over insured savings banks, including NewAlliance Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

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

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. BIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of NewAlliance Bank.

The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of NewAlliance Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

 The FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $47.6 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for amounts greater than $47.6 million, 10% (which may be adjusted by the FRB between 8% and 14%), against that portion of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. NewAlliance Bank is in compliance with these requirements.

Federal Home Loan Bank System

NewAlliance Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. NewAlliance Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2004 of $51.0 million. At December 31, 2004, NewAlliance Bank had $836.6 million in Federal Home Loan Bank advances.

The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank stock held by NewAlliance Bank.

Holding Company Regulation

As a bank holding company, the Company is subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner. The Connecticut Banking Commissioner will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the Connecticut Banking Commissioner waives this five year restriction, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary bank. Under this policy, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

Bank holding companies must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-payout, non-operating basis; (vi) selling money orders, travelers’ checks and United States Savings Bonds; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers.

Dividends

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

Financial Modernization
The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company”. A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company. However, it is not precluded from submitting a notice in the future should it wish to engage in activities only permitted to financial holding companies.

Miscellaneous Regulation

Sarbanes-Oxley Act of 2002

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

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm” (“RPAF”). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Under the Sarbanes-Oxley Act the SEC prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Community Reinvestment Act

Under the Community Reinvestment Act (CRA), as amended as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest FDIC CRA rating was “outstanding”.

Connecticut has its own statutory counterpart to the CRA, which is also applicable to the Bank. The Connecticut version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Connecticut law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank’s most recent rating under Connecticut law was “outstanding.”

Consumer Protection And Fair Lending Regulations

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

New York Stock Exchange Disclosure

The Company’s common stock was listed on the New York Stock Exchange (“NYSE”) effective December 14, 2004. In connection with such listing, the Company’s Chief Executive Officer provided the NYSE with the certification required by the NYSE under Rule 303A.12(a). The Company’s Chief Executive Officer and Chief Financial Officer provided the certifications required by Section 302 of the Sarbanes-Oxley Act with the Company’s annual report on Form 10-KT for the period April 1 to December 31, 2003.

Federal Income Taxation

General

NewAlliance Bancshares and its subsidiaries report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to NewAlliance Bancshares and the Bank in the same manner as to other corporations with some exceptions, including particularly the Banks’ reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2000.

Bad Debt Reserves

For fiscal years beginning before December 31, 1995, thrift institutions, which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986, as amended, were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.

Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $49.6 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless certain events were to occur, such as a “non-dividend distribution” by the Bank to the Parent Company.

Connecticut Taxation

The Company is subject to the Connecticut Corporate Business tax and files a combined Connecticut income tax return. Connecticut income tax is based on the federal taxable income before net operating loss and special deductions with certain modifications made to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (9.4% for 2004 (including the surcharge on tax), 9.0% for 2003 (including the surcharge on tax) and 7.5% for 2002) to arrive at Connecticut income tax.

In May 1998 the State of Connecticut enacted legislation permitting the formation of a passive investment company (“PIC”) as a subsidiary of a financial institution. This legislation exempts qualifying PICs from the state income taxation in Connecticut and excludes dividends paid from a PIC to a related financial institution. The Bank qualifies as a financial institution under the statue and has established a PIC that began operations in the first quarter of 1999. The management expects the PIC will eliminate substantially all state income taxes of the Company going forward.

Impact of Inflation and Changing Prices
The Consolidated Financial Statements and their Notes presented within this document have been prepared in accordance with generally accepted accounting principles (“GAAP”), which requires the measurement of financial position and operating results in terms of historical dollar amounts without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike the assets and liabilities of industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on NewAlliance Bank performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standard (“SFAS”) No. 123,“Share-Based Payment” (the “Statement”). The Statement requires entities to measure the cost of employees services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in the original SFAS No. 123.

The estimated grant-date fair value of employee share options will be determined using option-pricing models adjusted for the unique characteristics of those instruments. The notes to the financial statements will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date of the Statement for the Company is July 1, 2005. As of the required effective date all public entities will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or proforma disclosure purposes.

An equity-based incentive plan will be presented for shareholder approval at the annual meeting. If approved, the plan may have a material impact on the Company’s consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 03-1, determining the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115 (including individual securities and investments in mutual funds) and to investments accounted for under the cost method. The provisions of this EITF were originally effective for reporting periods beginning after June 15, 2004. However, on October 1, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-1-1 deferring the effective date of paragraphs 10-20 of EITF Issue 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairment as required by existing authoritative literature. The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2003, which were not affected by Staff Position 03-1-1. The Company does not believe that the application of the recognition guidance in paragraphs 10-20 of EITF Issue 03-1 will have a material impact on the Company’s consolidated financial statements.

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

Item 2.     Properties

At December 31, 2004, the Company conducted business from our executive offices at 195 Church Street, New Haven, Connecticut and the Company has 64 banking offices located in Connecticut. Of the 64 banking offices, 22 are owned, and 42 are leased.

The following table sets forth certain information with respect to our offices as of December 31, 2004:

County	Number of Banking Offices

New Haven	28
Middlesex	7
Hartford	15
Tolland	12
Windham	2

Total	64

For additional information regarding our premises and equipment and lease obligations, see Notes 7 and 13 to the Consolidated Financial Statements.

Item 3.     Legal Proceedings

We are not involved in any pending legal proceedings other than the matter described below and routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of the Company.

A conversion-related civil action was brought against the Bank in June 2004. This action is in U.S. District Court, New Haven, Connecticut. The plaintiffs are 10 entities who claim that their right to purchase stock in the Bank’s conversion offering was improperly limited by the Bank because of its allegedly wrongful determination that those entities were acting in concert with other entities whose subscription rights were also restricted. The plaintiffs seek monetary damages based on the number of shares they allege they should have been allowed to purchase multiplied by the stock’s initial appreciation following the conversion. The Bank disputes the plaintiffs’ allegations and intends to defend the case vigorously and believes that resolution of this case will not have a significant effect on the Company’s financial statements. The case is at an early stage and will be tried in the ordinary course of the Court’s business.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

The Company’s common stock has been trading on the New York Stock Exchange under the symbol “NAL” since December 14, 2004. Prior to that, the Company’s common stock had been trading on the NASDAQ Stock Exchange under the symbol “NABC” beginning April 1, 2004. Before that, the Company had not yet commenced operation and had never issued capital stock. The following table sets forth the high and low prices of our common stock and the dividends declared per share of common stock for the periods indicated.

	Market Price		Dividends Declared
2004	High	Low	Per Share

First Quarter	$—	$—	$—
Second Quarter	15.72	12.92	—
Third Quarter	14.36	13.25	0.04
Fourth Quarter	15.76	13.50	0.04

As of December 31, 2004, there were 114,158,736 shares of common stock outstanding, which were held by approximately 12,894 holders of record. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees.

The Company began paying quarterly dividends in 2004 on its common stock and currently intends to continue to do so in the foreseeable future. Our ability to pay dividends depends on a number of factors, however, including the ability of NewAlliance Bank to pay dividends to the Company under federal laws and regulations, and as a result there can be no assurance that dividends will continue to be paid in the future.

Item 6.     Selected Financial Data

The following tables contain certain information concerning the financial position and results of operations of the Company at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes. Effective December 31, 2003, the Company changed its fiscal year end from March 31 to December 31.

On April 1, 2004, the Bank completed its conversion from a state-chartered mutual bank to a state-chartered stock bank. Concurrent with the conversion, the Company completed its acquisitions of Connecticut Bancshares and Alliance. Accordingly, 2004 Selected Financial Data includes the effect of those transactions. See Footnotes 3 and 4 to the Consolidated Financial Statements for additional information related to these transactions.

	For the Twelve Months Ended		For the Nine Months Ended
	December 31,		December 31,		For the Years Ended March 31,

(In thousands)	2004	2003	2003	2002	2003	2002	2001

Selected Operating Data
Interest and dividend income	$208,032	$104,570	$77,867	$90,111	$116,812	$131,939	$150,096
Interest expense	61,812	30,396	22,259	31,479	39,617	57,080	71,682

Net interest income before provision for loan losses	146,220	74,174	55,608	58,632	77,195	74,859	78,414
Provision for loan losses	600	—	—	—	—	—	—

Net interest income after provision for loan losses	145,620	74,174	55,608	58,632	77,195	74,859	78,414
Non-interest income	35,708	17,774	12,242	13,075	18,607	12,219	14,630
Contribution to the Foundation	40,040	—	—	—	—	—	—
Conversion and merger related charges	17,591	4,032	4,022	—	—	—	—
Other non-interest expense	119,104	60,908	45,763	44,410	59,564	52,400	49,495

Income before provision for income taxes	4,593	27,008	18,065	27,297	36,238	34,678	43,549
Provision for income taxes	524	9,091	5,989	9,260	12,361	11,748	14,926

Net income	$4,069	$17,917	$12,076	$18,037	$23,877	$22,930	$28,623

	For the period April 1 through December 31, 2004

Net income after date of conversion	$2,092
Earnings per share after date of conversion	0.02
Dividends per share after date of conversion	0.08

	At December 31,		At March 31,

(In thousands)	2004	2003	2003	2002	2001

Selected Financial Data
Total assets	$6,264,128	$2,536,730	$2,393,502	$2,260,561	$2,169,752
Loans (1)	3,144,647	1,307,458	1,178,293	1,168,891	1,114,428
Allowance for loan losses	36,163	17,669	18,932	20,805	23,290
Short-term investments	100,000	13,000	30,000	130,429	132,289
Investment securities	2,283,701	1,120,396	1,087,725	876,221	832,671
Goodwill	417,307	—	—	—	—
Identifiable intangible assets	56,003	710	730	829	928
Deposits	3,702,012	1,814,684	1,816,234	1,745,379	1,681,079
Borrowings	1,064,816	277,681	141,501	117,466	114,450
Stockholders’ equity	1,416,372	406,001	396,150	373,099	349,926
Nonperforming loans (2)	10,233	5,489	3,922	11,220	6,129
Nonperforming assets (3)	10,233	5,512	3,988	11,220	6,698

	At or For the Twelve Months		At or For the Nine Months
	Ended December 31,		Ended December 31,		At or For the Year Ended March 31,

	2004	2003	2003	2002	2003	2002	2001

Selected Operating Ratios and Other Data (4):
Performance Ratios
Average yield on interest-earning assets	4.24%	4.47%	4.40%	5.33%	5.22%	6.29%	7.42%
Average rate paid on interest-bearing liabilities	1.59	1.66	1.61	2.36	2.23	3.41	4.38
Interest rate spread (5)	2.65	2.81	2.79	2.97	2.99	2.88	3.04
Net interest margin (6) (7)	2.98	3.17	3.14	3.47	3.45	3.57	3.88
Ratio of interest-bearing assets to interest-bearing liabilities	125.82	127.91	128.06	126.77	125.79	125.39	123.42
Ratio of net interest income after provision for loan losses to non-interest expense	82.39	114.22	111.70	132.02	129.60	142.86	158.43
Non-interest expense as a percent of average assets	3.24	2.67	2.71	2.53	2.54	2.38	2.34
Return on average assets	0.07	0.74	0.66	1.03	1.02	1.04	1.35
Return on average equity	0.36	4.48	4.01	6.50	6.35	6.31	8.58
Ratio of average equity to average assets	20.87	16.46	16.40	15.84	16.04	16.47	15.76
Efficiency ratio (8)	97.31	70.63	73.05	63.02	63.18	55.67	49.90
Pro forma efficiency ratio (9)	65.53	66.21	63.74	—	—	—	—

Regulatory Capital Ratios
Leverage capital ratio	16.32	16.10	16.10	16.05	16.45	16.29	16.09
Tier 1 capital to risk-weighted assets	26.98	26.95	26.95	26.64	27.19	25.14	24.51
Total risk-based capital ratio	28.22	28.15	28.15	27.89	28.44	26.42	25.77

Asset Quality Ratios
Nonperforming loans as a percent of total loans (1) (2)	0.33	0.42	0.42	0.39	0.33	0.96	0.55
Nonperforming assets as a percent of total assets (3)	0.16	0.22	0.22	0.19	0.17	0.50	0.31
Allowance for loan losses as a percent of total loans	1.15	1.35	1.35	1.64	1.61	1.78	2.09
Allowance for loan losses as a percent of non-performing loans	353.40	321.90	321.90	416.94	482.71	185.43	380.00
Net loans charged-off as a percent of average interest-earning assets	0.07	0.07	0.05	0.07	0.08	0.12	0.01

(1)	Loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and net unamortized premium on acquired loans.
(2)	Nonperforming loans include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, and renegotiated loans due to a weakening in the financial condition of the borrower.
(3)	Nonperforming assets consist of nonperforming loans and other real estate owned.
(4)	Performance ratios are based on average daily balances during the periods indicated and are annualized where appropriate. Regulatory Capital Ratios and Asset Quality Ratios are end-of-period ratios.
(5)	Interest rate spread represents the difference between the weighted average yield on average interest-bearing assets and the weighted average cost of average interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(7)	No tax equivalent adjustments were made due to the fact that ratio would not be materially different.
(8)	The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, to the sum of net interest income and non-interest income, net of security gains or losses. The efficiency ratio is not a financial measurement required by generally accepted accounting principles in the United States of America. However, management believes such information is useful to investors in evaluating company performance.
(9)	The pro forma efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, conversion and merger-related expenses and contribution to the Foundation, to the sum of net interest income and non-interest income, net of security gains or losses.
The efficiency ratio is not a financial measurement required by generally accepted accounting principles in the United States of America. However, management believes such information is useful to investors in evaluating company performance.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, income and expenses pertaining to other real estate owned, gains and losses from sales of loans and securities and non-interest income and expenses. Non-interest expenses consist principally of compensation and employee benefits, occupancy, data processing, marketing, professional services and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions and changes in interest rates as well as government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect the Company. The Company has taken steps to grow in size and geographic reach and expects to be able to expand its deposit gathering activities with the development of new products and services and improve our overall competitive position and support internal growth through lending in the communities it serves. The Company’s growth objectives also include merger and acquisition activities, where appropriate.

Growing core deposits continues to be a focus for the Company. The Company has attempted to achieve this through a pricing structure that encourages and rewards our customers that maintain their main banking account and other deposit accounts with us. In tandem with the pricing structure, the Company has instituted a sales culture with appropriate training for customer contact personnel and expects to continue and expand this culture with its new acquisitions.

Following the completion of the conversion, non-interest-expenses increased as a result of the increase in costs associated with managing a public company, increased compensation expenses associated with adopting and funding our employee stock ownership plan (“ESOP”) and the costs of funding the Foundation. The contribution to the Foundation was approximately $40.0 million, all of which was expensed during the second quarter of 2004.

Effective December 31, 2003, the Company changed its fiscal year end to December 31. For 2004, the fiscal year was for a twelve-month period, whereas for 2003, the fiscal year was for a nine-month period. Due to the change in fiscal year and the twelve-month versus nine-month comparison periods, Management’s Discussion and Analysis will not compare the actual fiscal years. Instead, it will compare the operating results for the fiscal year ended December 31, 2004 to the comparative twelve-month period in 2003 and the fiscal year ended December 31, 2003 to the comparative nine-month period in 2002. This presentation will more accurately present the results and reflect what has transpired.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex subjective decisions or assessment, are as follows. Additional information related to the Company’s accounting policies can be found in Note 1 to the Consolidated Financial Statements.

Allowance for Loan Losses
 Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information as well as current economic data, to assess the adequacy of the allowance for loan losses as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.

Income Taxes
Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. Management uses the asset liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Management must assess the realizability of the deferred tax asset, including the carryforward of a portion of the charitable contribution, and to the extent that management believes that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense.

Pension and Other Postretirement Benefits
The determination of the Company’s obligation and expense for pension and other postretirement benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions may materially affect future pension and other postretirement obligations and expense.

Intangible Assets
For acquisitions accounted for under purchase accounting the Company is required to follow SFAS No. 141“Business Combinations” and SFAS No. 142“Goodwill and Other Intangible Assets”. SFAS No. 141 requires us to record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired, and identifiable intangible assets such as core deposit intangibles and non-compete agreements. Under SFAS No. 142, goodwill must be regularly evaluated for impairment, in which case we may be required to reduce its carrying value through a charge to earnings. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not have future economic benefit. The valuation techniques used by management to determine the carrying value of tangible and intangible assets acquired in the acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates, which were used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives could have a material adverse impact on future results of operations.

Mortgage Servicing Rights
 Mortgage servicing rights represent the present value of the future servicing fees from the right to service loans in the portfolio. The fair value of capitalized mortgage servicing rights requires the development of a number of estimates, the most critical of which is assumed mortgage loan prepayment speeds, which is significantly impacted by changes in interest rates. In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of the Company’s mortgage servicing assets decline. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results and updated projections. In addition, on a quarterly basis, management performs a valuation review of mortgage servicing rights for potential declines in value that may include obtaining an independent appraisal of the fair value of our servicing portfolio. This quarterly valuation review entails applying current assumptions to the portfolio stratified by predominant risk characteristics such as loan type, interest rate and loan term.

Other Than Temporary Impairment of Securities
On a monthly basis management performs an impairment review of investment securities for potential other than temporary declines in fair value. Per policy, any security that has experienced a decline in value of more than 20% is reviewed for impairment. Significant judgment is involved in determining when a decline in fair market value is considered other than temporary. Some of these judgments related to the investment include financial condition, earnings prospects, adverse events causing the decline that are not expected to reverse in the near term, declines in debt ratings, and length of time to which fair value has been below cost. Notwithstanding the above, when any investment with equity characteristics or credit considerations has declined in value by more than 30%, an other than temporary impairment loss is recorded.

Amortization and Accretion on Investment Securities
Premiums and discounts on fixed income securities are amortized or accreted into interest income over the term of the security using the level yield method. For investments with a stated maturity, premiums and discounts are amortized or accreted over the contractual terms of the related security. The Company has a significant portfolio of mortgage-backed securities and collateralized mortgage obligations for which the average life can vary significantly depending on prepayments on the underlying mortgage loans. Therefore, the prepayment speed assumption is critical to this accounting estimate. At purchase date, management uses prepayment speed assumptions from reputable sources. Then, for purposes of computing amortization or accretion on mortgage-backed securities and collateralized mortgage obligations, management adjusts the prepayment speed assumptions on a regular basis. Included in the mortgage-backed securities are hybrid adjustable rate mortgage-backed securities with reset dates ranging between three years and seven years. Premium amortization or discount accretion on these hybrid adjustable rate mortgage-backed securities is generally based on a prepayment rate applied up to the initial reset date. In the current interest rate environment, management has experienced significant prepayments on these hybrid adjustable rate mortgage-backed securities by the time of or immediately following the initial reset date. In periods of falling market interest rates, accelerated loan prepayment speeds require an acceleration of the premium amortization or discount accretion for these mortgage-backed securities and collateralized mortgage obligations.

Comparison of Operating Results for the Year Ended December 31, 2004 to the Twelve Months Ended December 31, 2003

Earnings Summary
As shown in Table 1, net income decreased by $13.8 million, to $4.1 million for the year ended December 31, 2004 from net income of $17.9 million for the twelve months ended December 31, 2003. The decrease in earnings was primarily a result of increased operating expenses, conversion and merger charges and the contribution to the Foundation, all of which are directly related to the two acquisitions and the conversion to a stock bank. This decrease was partially offset by higher net interest and non-interest income, primarily due to the acquisitions.

The rise in net interest income was driven by an increase in interest-earning assets of $2.57 billion due to the acquisitions, partially offset by a decrease in the average yield earned resulting from the lower interest rate environment. The increase in average interest bearing liabilities of $2.07 billion was less than the increase in average interest bearing assets and the cost of interest bearing liabilities decreased 7 basis points, which also contributed to the increase in net interest income. Higher non-interest income and non-interest expenses were due to the expansion of the Company’s geographic area due to the acquisitions, costs associated with being a public company and the contribution to the Foundation. The contribution of Company stock to the then newly formed the Foundation at the time of the conversion from a mutual to a stock savings bank is a one-time event.

Table 1:   Summary Income Statements

	Twelve Months Ended			Nine Months Ended
	December 31,			December 31,

(In thousands)	2004	2003	Change	2003	2002	Change

Net interest income	$146,220	$74,174	$72,046	$55,608	$58,632	$(3,024)
Provision for loan losses	600	—	600	—	—	—
Non-interest income	35,708	17,774	17,934	12,242	13,075	(833)
Operating expenses	119,104	60,908	58,196	45,763	44,410	1,353
Contribution to NewAlliance Foundation	40,040	—	40,040	—	—	—
Conversion and merger related charges	17,591	4,032	13,559	4,022	—	4,022
Income before income taxes	4,593	27,008	(22,415)	18,065	27,297	(9,232)
Income tax expense	524	9,091	(8,567)	5,989	9,260	(3,271)

Net income	$4,069	$17,917	$(13,848)	$12,076	$18,037	$(5,961)

In addition to the earnings results presented above in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company provides certain earnings results on a non-GAAP, or operating basis. The determination of operating earnings excludes the effects of certain items the Company considers to be non-operating, which are acquisition and conversion expenses and contributions to the Foundation. Performance measured by operating earnings is considered by management to be a useful measure for gauging the underlying performance of the Company by eliminating the volatility caused by voluntary, transaction-based items.

As reflected in Table 2, earnings for the twelve months ended December 31, 2004, exclusive of acquisition and conversion expenses, were $41.5 million. The primary reasons for the difference between the GAAP net income and operating earnings were the contribution to the Foundation of $40.0 million (after-tax $26.0 million) and the acquisition and merger costs of $17.6 million (after-tax $11.4 million). The nine and twelve months ended December 31, 2003 were also affected by acquisition and conversion expenses in the amount of $4.0 million (after tax $2.6 million).

The conversion to a stock bank occurred on April 1, 2004, resulting in shares outstanding only for the nine months ended December 31, 2004. Therefore, earnings per share for the twelve months ended December 31, 2004 and 2003 and for the nine months ended December 31, 2003 and 2002 are not shown in Tables 1 or 2. Earnings per share for each of the three-month periods ended June 30, September 30 and December 31, 2004 and the nine-month period ended December 31, 2004 can be found in Note 18 to the Consolidated Financial Statements.

A reconciliation of GAAP-based earnings results to operating-based earnings results is as follows:

                 Table 2:   Reconciliation of GAAP Net Income to Operating Net Earnings

	Twelve Months Ended		Nine Months Ended
	December 31,		December 31,

(In thousands)	2004	2003	2003	2002

Net income	$4,069	$17,917	$12,076	$18,037
After-tax operating adjustments:
Foundation contribution	26,026	—	—	—
Acquisition and conversion expenses	11,434	2,621	2,614	—

Net income - operating	$41,529	$20,538	$14,690	$18,037

Net Interest Income Analysis
 Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 3, net interest income for the twelve months ended December 31, 2004 was $146.2 million, compared to $74.2 million for the same period last year. This increase is due to an increase in average interest-earning assets of $2.57 billion, partially offset by a decrease in the average yield of 23 basis points. The increase in average interest-bearing liabilities of $2.07 billion was less than the increase in interest-earning assets and the average rate paid on interest bearing liabilities decreased 7 basis point, which also contributed to the increase in net interest income. This change in volume was primarily driven by the two acquisitions and the conversion from a mutual savings bank to a stock bank.

Interest income for the twelve months ended December 31, 2004 was $208.0 million, compared to $104.6 million for the comparative period ended December 31, 2003, an increase of $103.4 million, or 98.9%. Substantially all of the increase in interest income resulted from an increase in the average balance on interest-earning assets of $2.57 billion. The increase in the average balance was primarily due to funds received from the stock offering and interest-earning assets acquired from the Connecticut Bancshares and Alliance transactions that were completed on April 1, 2004. The most significant change occurred in the loan balances, which increased by $1.52 billion. Higher loan balances were attributable to $1.97 billion of loans acquired in the two acquisitions partially offset by a decrease in loan balances subsequent to the acquisitions as management focused on integration and customer retention. The decrease in organic loan growth was driven principally by decreasing originations of new residential and commercial real estate loans, which did not fully compensate for loan payoffs. The decrease was partially offset by continuing demand in home equity loans and lines of credit and commercial loans and lower prepayment rates. The 57 basis point decline in the average yield on loans was due to the lower interest rate environment.

Average balances for short-term investments and investment securities for the twelve months rose $1.04 billion, or 93.5%, and are also mainly attributable to the transactions. The Company acquired investment securities of $725.4 million. Excluding the acquired securities, investment securities increased by $397.1 million primarily due to investing the net remaining proceeds raised by the initial public offering. The 3 basis point increase in the average yield on short-term investments and investment securities resulted from the ability of the Company to move away from investing in short-term low yielding assets due to liquidity raised by the initial public offering, as well as a decrease in prepayment speeds on mortgage-backed securities which resulted in less premium amortization this period versus the same period a year ago.

The cost of funds for the twelve months increased $31.4 million compared to the prior twelve-month period, primarily resulting from the acquisition of Connecticut Bancshares and Alliance. Upon completion of the two transactions the Company acquired approximately $1.97 billion in deposits and approximately $751.6 million in borrowings. The increase in interest expense on deposits of $11.0 million was due to an increase in the average balance of $1.37 billion, which more than offset the 27 basis point decrease in the average rate paid on these liabilities. The decrease in the rate paid on time deposits is mainly due to management’s competitive positioning and off-term pricing strategy. Interest expense on FHLB advances and other borrowings and repurchase agreements increased $20.4 million, from $7.6 million for the twelve months ended December 31, 2003 to $28.0 million for the same period in 2004. The increase in expense is due primarily to the increase in the average balance, partially offset by a 93 basis point decrease in the cost of these funds. The decrease in the average yield on these borrowings is a result of the lower rate environment as well as the premium amortization related to the fair value adjustment on acquired borrowings.

Average Balances, Interest and Average Yields/Cost

Tables 3 and 4 below set forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields or rates for the periods indicated. The average yields and costs are derived by dividing income or expenses by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are computed using daily balances. Yields and amounts earned include loan fees and fair value adjustments related to acquired loans. Loans held for sale and nonaccrual loans have been included in interest-earning assets for purposes of these computations.

Table 3:   Average Balance Sheet for the Twelve Months Ended December 31, 2004 and 2003

	For the Twelve Months Ended

	December 31, 2004			December 31, 2003

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans
Residential real estate	$1,403,600	$71,328	5.08%	$611,658	$34,220	5.59%
Commercial real estate	631,670	37,178	5.89	288,235	19,294	6.69
Commerical business	272,360	14,935	5.48	92,814	5,481	5.91
Consumer	441,312	20,163	4.57	231,836	11,932	5.15

Total Loans	2,748,942	143,604	5.22	1,224,543	70,927	5.79
Short-term investments	84,500	1,127	1.33	16,844	193	1.15
Investment securities	2,072,917	63,301	3.05	1,097,896	33,450	3.05

Total interest earning assets	4,906,359	$208,032	4.24%	2,339,283	$104,570	4.47%
Non-interest earning assets	543,084			91,628

Total assets	$5,449,443			$2,430,911

Interest-bearing liabilities:
Deposits:
Money market	$733,450	$11,344	1.55%	$443,950	$7,223	1.63%
NOW	451,977	977	0.22	146,195	229	0.16
Savings	862,753	4,251	0.49	531,500	3,308	0.62
Time	961,223	17,255	1.80	519,989	12,040	2.32

Total interest-bearing deposits	3,009,403	33,827	1.12	1,641,634	22,800	1.39
Repurchase agreements	159,322	1,481	0.93	26,357	267	1.01
FHLB advances and other borrowings	730,768	26,504	3.63	160,817	7,329	4.56

Total interest bearing liabilities	3,899,493	61,812	1.59%	1,828,808	30,396	1.66%
Non-interest-bearing demand deposits	353,207			169,292
Other non-interest bearing liabilities	59,235			32,693

Total liabilities	4,311,935			2,030,793
Equity	1,137,508			400,118

Total liabilities and equity	$5,449,443			$2,430,911

Net interest-earning assets	$1,006,866			$510,475

Net interest income		$146,220			$74,174

Interest rate spread			2.65%			2.81%
Net interest margin (net interest income as a percentage of total interest earning assets)			2.98%			3.17%
Ratio of total interest-earning assets to total interest-bearing liabilities			125.82%			127.91%

Table 4:   Average Balance Sheet for the Nine Months Ended December 31, 2003 and 2002.

	For the Nine Months Ended

	December 31, 2003			December 31, 2002

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans
Residential real estate	$618,328	$25,286	5.45%	$628,347	$30,440	6.46%
Commercial real estate	290,246	14,331	6.58	277,088	15,064	7.25
Commerical business	92,331	4,016	5.80	97,496	4,841	6.62
Consumer	240,140	8,958	4.97	182,109	8,897	6.51

Total Loans	1,241,045	52,591	5.65	1,185,040	59,242	6.67
Short-term investments	14,712	125	1.13	119,703	1,629	1.81
Investment securities	1,104,680	25,151	3.04	949,614	29,240	4.11

Total interest earning assets	2,360,437	$77,867	4.40%	2,254,357	$90,111	5.33%
Non-interest earning assets	90,890			81,954

Total assets	$2,451,327			$2,336,311

Interest-bearing liabilities:
Deposits:
Money market	$459,371	$5,439	1.58%	$250,272	$4,551	2.42%
NOW	148,565	141	0.13	133,779	377	0.38
Savings	524,479	2,191	0.56	613,319	5,277	1.15
Time	505,112	8,431	2.23	658,278	16,696	3.38

Total interest-bearing deposits	1,637,527	16,202	1.32	1,655,648	26,901	2.17
Repurchase agreements	25,704	188	0.98	31,137	367	1.57
FHLB advances and other borrowings	180,000	5,869	4.35	91,488	4,211	6.14

Total interest bearing liabilities	1,843,231	22,259	1.61%	1,778,273	31,479	2.36%
Non-interest-bearing demand deposits	173,371			158,273
Other non-interest bearing liabilities	32,696			29,698

Total liabilities	2,049,298			1,966,244
Equity	402,029			370,067

Total liabilities and equity	$2,451,327			$2,336,311

Net interest-earning assets	$517,206			$476,084

Net interest income		$55,608			$58,632

Interest rate spread			2.79%			2.97%
Net interest margin (net interest income as a percentage of total interest earning assets)			3.14%			3.47%
Ratio of total interest-earning assets to total interest-bearing liabilities			128.06%			126.77%

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

Table 5:   Rate/Volume Analysis

	Twelve Months Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003			Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets :
Loans:
Residential real estate	$(3,407)	$40,515	$37,108	$(4,676)	$(478)	$(5,154)
Commercial real estate	(2,586)	20,470	17,884	(1,425)	692	(733)
Commercial business	(417)	9,871	9,454	(579)	(246)	(825)
Consumer	(1,474)	9,705	8,231	(2,389)	2,450	61

Total loans	(7,884)	80,561	72,677	(9,069)	2,418	(6,651)
Short-term investments	37	897	934	(452)	(1,052)	(1,504)
Investment securities	74	29,777	29,851	(8,385)	4,296	(4,089)

Total interest-earning assets	(7,773)	111,235	103,462	(17,906)	5,662	(12,244)

Interest-bearing liabilities:
Deposits:
Money market	(373)	4,494	4,121	(1,979)	2,867	888
NOW	113	635	748	(274)	38	(236)
Savings	(794)	1,737	943	(2,408)	(678)	(3,086)
Time	(3,186)	8,401	5,215	(4,918)	(3,347)	(8,265)

Total interest bearing deposits	(4,240)	15,267	11,027	(9,579)	(1,120)	(10,699)
Repurchase agreements	(25)	1,239	1,214	(123)	(56)	(179)
FHLB advances and other borrowings	(1,786)	20,961	19,175	(1,503)	3,161	1,658

Total interest-bearing liabilities	(6,051)	37,467	31,416	(11,205)	1,985	(9,220)

(Decrease) increase in net interest income	$(1,722)	$73,768	$72,046	$(6,701)	$3,677	$(3,024)

Provision for Loan Losses
 The provision for loan losses is based on management’s periodic assessment of the adequacy of the loan loss allowance which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics, the level of nonperforming loans and charge-offs, both current and historic, local economic conditions, the direction of real estate values, and regulatory guidelines.

Management performs a monthly review of the loan portfolio and based on this review determines the level of the provision necessary to maintain an adequate loan loss allowance. The provision for the allowance for loan losses in 2004 was $600,000 compared to $0 for the same period in 2003. The primary factors that influenced the increase in the provision were the default of two commercial borrowers during 2004. In the first quarter a provision of $300,000 was recorded to partially offset a charge-off in the amount of $2.0 million and in the fourth quarter an additional $300,000 was recorded to partially offset a charge-off in the amount of $1.4 million. A portion of such charge-offs were provided for in prior periods. Management determined that improvements in asset quality indicators, including nonperforming assets to total assets, nonperforming loans to total loans, the allowance for loan losses as a percent of performing loans, as well as a decline in the loan portfolio excluding loans acquired in the acquisitions, offset the need to fully provide for net charge-offs. At December 31, 2004, the allowance for loan losses (including $21.5 million acquired in the acquisitions) was

$36.2 million, which represented 353.4% of nonperforming loans and 1.15% of total loans. This compared to the allowance for loan losses of $17.7 million at December 31, 2003 representing 321.9% of nonperforming loans and 1.35% of total loans.

Management takes a long-term view in establishing the loss rates in each risk-rating category. As a result, allowance allocations by risk rating category consider higher levels of charge-offs experienced during the last economic downturn beginning in the early 1990’s. During the last significant downturn in the early 1990’s, nonperforming assets increased from $53.5 million (3.9% of loans) in 1990 to $128 million (8.7% loans) in 1993. Subsequent net charge-offs and OREO losses reached a peak in 1995 at $23.9 million or 1.68% of the loan portfolio. Throughout the 1990’s, management added to the allowance in response to the deterioration in the loan portfolio resulting in a ratio of allowance to total loans of 2.11% in 1998. For the 3-year period ending March 31, 1998, annualized net charge-offs were $13 million (0.92%), $7.4 million (0.54%) and $15.5 million (1.24%), respectively. Including OREO write-downs, the 3 year total losses were $58 million or an average of $19.3 million per year, which equates to annual credit-related losses of 1.44% of the average loan portfolio during this same three-year period.

Beginning in 1999, improvements in the local real estate market began to have a positive impact on our customers, and asset quality began to improve. Nonperforming assets were reduced from $30.7 million at March 31, 1998 to $11.5 million at March 31, 1999 and continued to decrease on a percent of loans outstanding basis through December 31, 2004. Net charge-offs over the last 5 years have ranged from 0.03% to 0.22% and ended fiscal year December 31, 2004 at 0.13%. As asset quality indicators for the portfolio, as a whole, continued to improve, management has reduced the loss rates in certain risk rating categories used in the calculation of the allocation for loan losses.

Non-Interest Income
The Company has two primary sources of non-interest income: (a) banking services related to loans, deposits and other core customer activities typically provided through the branch network as well as Merchant Services and (b) financial services, comprised of trust, investment and insurance products and brokerage and investment advisory services. The principal categories of non-interest income are as follows:

Table 6:   Non-interest Income

	Twelve Months Ended
	December 31,
				Percent
(Dollars in thousands)	2004	2003	Change	Change

Depositor service charges	$18,628	$7,596	$11,032	145.23%
Loan and servicing income	2,646	2,114	532	25.17
Trust fees	2,415	1,963	452	23.03
Investment and insurance fees	5,692	2,585	3,107	120.19
Bank owned life insurance	1,828	—	1,828	—
Rent	3,078	3,014	64	2.12
Net gain (loss) on limited partnership	5	(1,529)	1,534	100.33
Net securities gains	616	750	(134)	(17.87)
Net gain on sale of loans	305	838	(533)	(63.60)
Other	495	443	52	11.74

Total non-interest income	$35,708	$17,774	$17,934	100.90%

As displayed in Table 6, non-interest income increased $17.9 million to $35.7 million for the twelve months ended December 31, 2004. Most of the increase is directly attributable to the acquisitions of Connecticut Bancshares and Alliance. Depositor service charges increased $11.0 million with approximately $9.3 million of the increase due to the acquisitions. The remaining $1.7 million increase was due to an increase in check fees and other service charges related to an increase in volume and an increase in ATM fees. Loan and servicing income increased $532,000, which was comprised of an increase of approximately $848,000 resulting from the acquisitions, offset by a decrease in prepayment fees and lower increases in the value of the mortgage servicing rights. The increase of $452,000 in trust fees is primarily due to increased value of assets under management which drives trust fee income. Investment and insurance fees increased $3.1 million due to the acquisitions given the expansion of our market and branch network and an increase in the number of brokers selling investment and insurance products as well as the favorable market for insurance products during the year. Additionally, the Bank established its own broker dealer in the first quarter of 2004 thereby realizing higher commissions on sales of investment products. The $1.8 million increase in bank owned life insurance is due to assets acquired in the acquisitions. The $1.5 million increase in gain on limited partnerships from the prior period was due to a write down in 2003 on limited partnerships that was required to reflect the fair value of the partnerships. The decrease in net gain on sale of loans was due to a decrease in fixed rate mortgage loans originated and sold in the secondary market due to the reduced refinancing activity industry-wide.

Non-interest Expense

Table 7 below sets forth the year to date results of the major operating expense categories for the current and prior year.

Table 7:   Non-interest Expense

	Twelve Months Ended
	December 31,
				Percent
(Dollars in thousands)	2004	2003	Change	Change

Salaries and employee benefits	$61,220	$36,469	$24,751	67.87%
Occupancy	10,478	6,916	3,562	51.50
Furniture and fixtures	6,326	4,006	2,320	57.91
Outside services	15,671	7,119	8,552	120.13
Advertising, public relations, and sponsorships	2,976	2,133	843	39.52
Contribution to NewAlliance Foundation	40,040	—	40,040	—
Amortization of identifiable intangible assets	11,327	27	11,300	41,851.85
Conversion and merger related charges	17,591	4,032	13,559	336.28
Other	11,106	4,238	6,868	162.06

Total non-interest expense	$176,735	$64,940	$111,795	172.15%

As displayed in Table 7, non-interest expense increased $111.8 million to $176.7 million for the twelve months ended December 31, 2004. The increase in the contribution to the Foundation, conversion and merger related charges, salaries and employee benefits and the amortization of acquisition related intangible assets were the primary causes for the increase in non-interest expense for the twelve month period ended December 31, 2004. The contribution to the Foundation was a one-time event, as management does not expect to make future contributions to the Foundation. Conversion and merger related charges included primarily legal, accounting and consulting assistance, and advertising expenses related to the integration of the acquired companies and rebranding the Bank as “NewAlliance Bank”.

Excluding the one-time event of the contribution to the Foundation, salaries and employee benefits represented the largest increase in expenses during the year. Approximately 66%, or $16.3 million, of the $24.8 million increase was directly attributable to the acquisitions of Connecticut Bancshares and Alliance. The remaining 34%, or $8.5 million, increase was mainly a result of increased salaries and benefits due to increased staffing levels and restructuring of benefit plans as the Bank converted from a mutual savings bank to a stock bank. Occupancy and furniture and fixtures expenses increased as we added 36 branches to our network with the acquisitions. Management expects occupancy expense to decrease slightly in future periods as nine branches were consolidated in September and a tenth in December. Outside services increased $8.6 million and were driven mainly by increases in data processing fees for the increased transactional volume and core system usage, and additional legal, accounting and consulting fees related to the additional responsibilities of being a newly formed public company. The increase in advertising and public relations expense is due to an increase in marketing campaigns conducted and sponsorships granted throughout our expanded geographical area. The $11.3 million increase in amortization of identifiable intangible assets is directly attributable to the acquisitions of Connecticut Bancshares and Alliance and is primarily the amortization of non-compete agreements and core deposit intangible assets. Other expenses increased $6.9 million with approximately 42%, or $2.9 million, of the increase related to general operating costs for the 36 branches added in the acquisitions. The bulk of the remaining increase, approximately $3.1 million, is due to increases in director and officer liability insurance coverage. Premiums for this coverage increased due to the Bank’s conversion to a public company, and the Company increasing the level of its coverage.

Income Tax Expense
Income tax expense of $524,000 for the year ended December 31, 2004, resulted in an effective tax rate of 11.4%, compared to income tax expense of $9.1 million for the twelve months ended December 31, 2003, which resulted in an effective tax rate of 33.7%. Absent the impact that the charitable contribution to the Foundation had on the effective tax rate as of December 31, 2004, the effective tax rate would be 32.6% and the decrease in the effective tax rate for the twelve months ended December 31, 2004 in comparison to the twelve months ended December 31, 2003 is primarily due to the tax benefit associated with the bank owned life insurance and tax-exempt obligations.

Comparison of Operating Results for the Nine Months Ended December 31, 2003 and 2002

Net Income
Net income decreased by $6.0 million, or 33.0% to $12.1 million for the nine months ended December 31, 2003 from $18.0 million for the nine months ended at December 31, 2002. This decline is primarily attributable to a decrease of $3.0 million in net interest income, a decrease of $833,000 in non-interest income and an increase of $5.4 million in non-interest expense, which is partially offset, by a decrease of $3.3 million in income taxes due to the lower income.

Net Interest Income
Tables 4 and 5 on pages 26 and 27 display the components of the Company’s net interest income, yields on interest earning assets and interest bearing funds, and the impact on net interest income due to changes in volume and rate.

Net interest income for the nine months ended December 31, 2003 was $55.6 million, compared to $58.6 million for the same period in the prior year. This $3.0 million, or 5.2% decrease was primarily due to a 33 basis point decline in the net interest margin due to the effects of the lower interest rate environment experienced throughout 2003 as compared to 2002. During 2003 and 2002, both short-term and long-term rates have decreased to historically low levels. The Company is in an asset-sensitive position, which means that the Company’s assets generally re-price faster than its liabilities over a short-term period (one year or less) resulting in lower margins in a decreasing rate environment. Reductions in the net interest margins were mitigated to some extent by a shift in deposit liabilities from higher cost time deposits to lower cost core deposits.

Interest Income
Interest income for the nine months ended December 31, 2003 was $77.9 million, compared to $90.1 million for the nine months ended December 31, 2002, a decrease of $12.2 million, or 13.6%. Substantially all of the decrease in interest income resulted from a drop in the average yield on interest-earning assets of 93 basis points from 5.33% to 4.40% due primarily to a decline in market interest rates. The effect of the lower rate environment on interest and dividend income was partially offset by an increase in average interest-earning assets of $106.1 million, or 4.7%, from $2.25 billion on December 31, 2002 to $2.36 billion on December 31, 2003. Interest income on loans decreased $6.7 million, or 11.3%, from $59.2 million for the nine months ended December 31, 2002. The decrease was due to a 102 basis point decline in the average yield due to the lower interest rate environment, partially offset by a $56.0 million increase in the average balance of loans outstanding. Interest income on investment securities decreased $4.1 million, or 14.0%, due to a 107 basis point decrease in the average yield on these securities, due to the lower rate environment, partially offset by $155.1 million increase in the average balance of these securities.

Interest Expense
Interest expense decreased $9.2 million, or 29.3%, to $22.3 million for the nine months ended December 31, 2003 from $31.5 million for the same period in 2002. The decrease was primarily due to a 75 basis point decrease on the rate paid on interest bearing liabilities, partially offset by a $65.0 million increase in the average balance of these liabilities. Interest expense on time deposits decreased $8.3 million, or 49.5% due to a 115 basis point decrease in the rate paid and a $153.2 million decrease in the average balance. The decrease in the rate paid was due to the lower market rate environment. The decrease in the average daily balance was the result of management’s strategy of reducing reliance on higher cost certificates of deposit, particularly from non-checking deposit customers. Interest expense on savings, NOW and money market accounts decreased $2.4 million, or 23.9%, due to a 60 basis point decrease in the average rate paid, partially offset by a $135.0 million increase in the average balance on these deposits. Interest expense on FHLB advances and other borrowings increased $1.7 million, or 39.4%, from $4.2 million for the nine months ended December 31, 2002 to $5.9 million for the same period in 2003. The increase is due primarily to an $88.5 million increase in the average balance for these borrowings partially offset by a 179 basis point decrease in the cost of these funds. The increase in the average balance of FHLB advances was due to using the advances to fund purchases of mortgage-backed securities and match fund certain fixed rate loans.

Provision for Loan Losses
Beginning in 1999, improvements in the local real estate market began to have a positive impact on our customers and asset quality began to improve. A general decline in interest rates was also a factor in improved asset quality as a significant portion of the Company’s commercial and commercial real estate loans are at variable rates resulting in borrowers being able to lower their payments. The effect of these improvements in asset quality has been shown by the fact that no loan loss provision has been necessary during the four-year period ending March 31, 2003 and for the nine months ended December 31, 2003. This reflected management’s assessment of exposure to losses inherent in the loan portfolio, as well as economic conditions during the period. At December 31, 2003, the allowance for loan losses was $17.7 million, which represented 321.9% of nonperforming loans and 1.35% of total loans. This compared to the allowance for loan losses of $19.3 million at December 31, 2002 representing 416.9% of nonperforming loans and 1.6% of total loans.

Non-Interest Income
Non-interest income decreased $833,000, or 6.4%, to $12.2 million during the nine months ended December 31, 2003. The principal categories of non-interest income are as follows:

Table 8: Non-interest Income

	Nine Months Ended December 31,
				Percent
(Dollars in thousands)	2003	2002	Change	Change

Depositor service charges	$5,790	$4,983	$807	16.20%
Loan and servicing income	1,592	74	1,518	2,051.35
Trust fees	1,509	1,403	106	7.56
Investment and insurance fees	1,621	2,236	(615)	(27.50)
Rent	2,340	2,020	320	15.84
Net (loss) on limited partnerships	(1,554)	(2,554)	1,000	(39.15)
Net securities gains	153	3,254	(3,101)	(95.30)
Net gain on sale of loans	446	1,141	(695)	(60.91)
Other	345	518	(173)	(33.40)

Total non-interest income	$12,242	$13,075	$(833)	(6.37)%

Deposit service fees increased in part due to implementation of revenue enhancing initiatives and continued expansion of the VISA check card base. Loan and servicing income increased primarily due to a net recovery in the value of mortgage servicing rights during 2003 compared to decreasing values during 2002. Investment and insurance fees decreased due primarily to decreases in annuity fee income due to reduced commission rates and comparatively unfavorable market conditions for that type of product. The decrease in limited partnership losses was due to fewer writedowns in the current period that were required to reflect the fair value of the partnerships. The net decrease in gains on sales of investment securities was the primary cause for the decrease in non-interest income. Net securities gains decreased in 2003 resulting from the Company’s restructure of the investment portfolio during the nine months ended December 31, 2002 that resulted in the recording of security gains. Additionally, there was no impairment charge recorded in the investment portfolio for the nine months ended December 31, 2003 compared to $924,000 for the same period in 2002. All of the impaired securities are no longer held in portfolio. Gains on sales of loans decreased due to a decrease in the loan sales volume.

Non-interest Expense
Non-interest expense increased by $5.4 million, or 12.1%, for the nine months ending December 31, 2003. The principal categories of non-interest expense are as follows:

Table 9: Non-interest Expense

	Nine Months Ended December 31,
				Percent
(Dollars in thousands)	2003	2002	Change	Change

Salaries and employee benefits	$27,688	$24,493	$3,195	13.04%
Occupancy	5,054	4,781	273	5.71
Furniture and fixtures	3,042	2,915	127	4.36
Outside services	5,269	5,485	(216)	(3.94)
Advertising, public relations, and sponsorships	1,515	2,570	(1,055)	(41.05)
Amortization of identifiable intangible assets	20	20	—	—
Conversion and merger related charges	4,022	—	4,022	100.00
Other	3,175	4,146	(971)	(23.42)

Total non-interest expense	$49,785	$44,410	$5,375	12.10%

Conversion and merger related charges were primarily for legal, accounting and consulting assistance. Consulting expenses were primarily related to systems integration and human resource planning. Salaries and employee benefits increases primarily were due to increased pension and medical costs, additional salaries incurred for increased staffing levels as the Company prepared to convert from a mutual savings bank to a stock bank and to normal salary increases. Advertising, public relations and sponsorships declined due to fewer advertising campaigns during the period as the focus was oriented more towards the upcoming acquisitions of Connecticut Bancshares and Alliance. Other expense decreased primarily due to a $725,000 writedown of an other real estate owned property recorded in the previous year and a net decrease in other OREO foreclosed expenses.

Income Tax Expense
Income tax expense was $6.0 million for the nine months ending December 31, 2003, a decrease of $3.3 million, or 35.3%, compared to $9.3 million for the nine months ending December 31, 2002. The effective tax rate was 33.2% in 2003 compared to 33.9% in 2002. The decrease in tax expense was due to a decrease in taxable income. The effective tax rate is less than the statutory tax rate primarily due to the tax benefit associated with the dividends received deduction.

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

Financial Condition Summary
The Company experienced significant increases in a majority of its balance sheet categories that were driven by the conversion to a public company and the simultaneous acquisitions of Connecticut Bancshares and Alliance. The Bank completed its conversion from a state-chartered mutual bank to a state-chartered stock bank and the acquisitions on April 1, 2004. From December 31, 2003 to December 31, 2004, total assets and liabilities increased approximately $3.73 billion and $2.72 billion, respectively, while stockholders equity increased $1.01 billion to $1.42 billion.

Lending Activities
The Company makes residential real estate loans secured by one- to four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, multi-family loans, home equity lines of credit and fixed rate loans and other consumer loans throughout the State of Connecticut.

The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:

Table 10: Loan Portfolio Analysis

	At December 31,				At March 31,

	2004		2003		2003		2002		2001

		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Real estate loans:
Residential	$1,576,116	50.1%	$644,857	49.3%	$594,606	50.4%	$638,016	54.6%	$685,490	61.5%
Commercial	731,232	23.2	295,108	22.6	285,027	24.2	283,453	24.2	251,179	22.5

Total real estate loans	2,307,348	73.3	939,965	71.9	879,633	74.6	921,469	78.8	936,669	84.0
Commercial loans	325,835	10.4	92,869	7.1	89,667	7.6	86,559	7.4	60,783	5.5
Consumer loans:
Equity loans and lines of credit	475,161	15.1	239,584	18.3	163,332	13.9	113,466	9.7	82,015	7.4
Other	36,303	1.2	35,040	2.7	45,661	3.9	47,397	4.1	34,961	3.1

Total consumer loans	511,464	16.3	274,624	21.0	208,993	17.8	160,863	13.8	116,976	10.5

Total loans	3,144,647	100.0%	1,307,458	100.0%	1,178,293	100.0%	1,168,891	100.0%	1,114,428	100.0%

Allowance for loan losses	(36,163)		(17,669)		(18,932)		(20,805)		(23,290)

Loans, net	$3,108,484		$1,289,789		$1,159,361		$1,148,086		$1,091,138

As shown in Table 10, gross loans ended the year at $3.14 billion, up $1.84 billion from December 31, 2003. The increase in gross loan balances was primarily attributable to the two acquisitions. The acquisitions of Connecticut Bancshares and Alliance on April 1, 2004 added approximately $1.97 billion in loans. Excluding the impact of the acquisitions, gross loans decreased $130.6 million, or 10.0% primarily resulting from a decline in residential and commercial real estate loans, partially offset by increases in demand for home equity loans and lines of credit and, to a lesser degree, increases in commercial loans, as well as lower prepayment speeds.

Home equity loans and equity lines of credit increased $83.5 million from December 31, 2003 to December 31, 2004 excluding loans acquired ($152.1 million) in the acquisitions of Connecticut Bancshares and Alliance. These products were promoted by the Company through attractive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to investments.

Commercial loans, excluding $229.5 million in loans acquired in the acquisitions increased $3.5 million from the December 31, 2003 balance. The Company’s strategy is to steadily grow the commercial loan portfolio and have a larger percentage of the Company’s assets attributable to commercial loans including real estate, construction and other commercial loans. To accomplish this goal, the Company is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while maintaining strong credit quality. However, the focus since the acquisition has been on customer relationships and retention, which resulted in lower than anticipated originations.

Commercial real estate and multi-family loans, excluding $488.5 million acquired from Connecticut Bancshares and Alliance decreased approximately $52.3 million from the December 31, 2003 balances. This decrease was due to staffing changes during the integration process as well as the change in management’s focus discussed above, subsequent to the acquisitions, both of which resulted in reduced originations.

Residential real estate loans continue to represent the majority of the Company’s loan portfolio as of December 31, 2004, comprising approximately 50% of gross loans. Excluding the loans acquired in the acquisitions, the Company experienced a decrease in the portfolio of $141.9 million. New loan originations have been affected by the decrease in demand for new mortgage loans to support refinance activity due to the general leveling off of interest rate declines that existed during the last two years and management’s strategy to sell fixed rate residential mortgage loans in the secondary market.

Loan Maturities
The following table shows the contractual maturity of the Company’s loan portfolio at December 31, 2004. The table does not reflect expected prepayments.

Table 11: Loan Maturity Schedule

	At December 31, 2004

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial Business	Consumer Equity	Other Consumer	Total

Due in one year or less	$78,067	$92,100	$116,734	$18,642	$12,338	$317,881
Due in one to five years	274,977	162,144	121,998	75,389	14,925	649,433
Due in five years and beyond	1,223,072	476,988	87,103	381,130	9,040	2,177,333

Total loans	$1,576,116	$731,232	$325,835	$475,161	$36,303	$3,144,647

The following table sets forth, at December 31, 2004, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after December 31, 2005 and whether such loans have fixed interest rates or adjustable interest rates:

Table 12: Loans Contractually Due Subsequent to December 31, 2005

	December 31, 2004

(In thousands)	Fixed	Adjustable	Total

Residential real estate	$778,351	$719,698	$1,498,049
Commercial real estate	101,380	537,752	639,132

Total mortgage loans	879,731	1,257,450	2,137,181

Commercial business	75,021	134,080	209,101
Consumer equity	148,028	308,491	456,519
Other consumer	14,159	9,806	23,965

Total loans	$1,116,939	$1,709,827	$2,826,766

Nonaccrual Loans, Nonperforming Assets And Restructured Loans
Loans are placed on nonaccrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance or all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. For the year ended December 31, 2004, the nine months ended December 31, 2003, and the year ended March 31, 2003, had interest been accrued at contractual rates on nonaccrual and renegotiated loans, interest income would have increased by approximately $562,000, $168,000 and $578,000, respectively.

The following table sets forth information regarding nonaccrual loans, restructured loans, and other real estate owned:

Table 13: Nonperforming Assets

	At December 31,		At March 31,

(Dollars in thousands)	2004	2003	2003	2002	2001

Non-accruing loans:(1)
Real estate loans:
Residential (one- to four- family)	$1,473	$1,399	$2,333	$4,089	$5,093
Commercial	4,268	700	990	5,587	429

Total real estate loans	5,741	2,099	3,323	9,676	5,522
Commercial loans	4,079	3,319	369	1,361
Consumer loans:
Home equity and equity lines of credit	196	15	157	141	357
Other consumer	217	56	73	42	250

Total consumer loans	413	71	230	183	607

Non-performing Loans	10,233	5,489	3,922	11,220	6,129
Real Estate Owned	—	23	66	—	569

Total Non-performing Assets	$10,233	$5,512	$3,988	$11,220	$6,698

Allowance for loan losses as a percent of total loans (2)	1.15%	1.35%	1.61%	1.78%	2.09%
Allowance for loan losses as a percent of total non-performing loans	353.40%	321.90%	482.71%	185.43%	380.00%
Total non-performing loans as a percentage of total loans (2)	0.33%	0.42%	0.33%	0.96%	0.55%
Total non-performing assets as a percentage of total assets	0.16%	0.22%	0.17%	0.50%	0.31%

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustment on acquired loans.

As displayed in Table 13, nonperforming assets totaling $5.5 million as of December 31, 2003, increased to $10.2 million at December 31, 2004 as a result of the acquisitions. The most significant increase was in the commercial real estate portfolio.

Nonperforming loans improved to 0.33% of total loans outstanding at December 31, 2004 versus 0.42% at year-end 2003. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 353.4% at the end of the year. This was higher than the ratio of 321.9% at year-end 2003 and in line with the positive asset quality indicators showing improvement in nonperforming loans and delinquencies.

The following table sets forth delinquencies for 60 - 89 days and 90 days or more in the Company’s loan portfolio as of the dates indicated:

Table 14: Selected Loan Delinquencies

	At December 31, 2004				At December 31, 2003				At March 31, 2003

	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More

(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Real estate loans:
Residential (one - to four - family)	8	$494	33	$1,473	7	$422	26	$1,399	7	$438	37	$2,333
Commercial	4	962	11	4,268	—	—	2	700	—	—	2	990

Total real estate loans	12	1,456	44	5,741	7	422	28	2,099	7	438	39	3,323
Consumer loans:									—	—	—	—
Home equity and equity lines of credit	1	20	7	196	—	—	1	15	1	69	8	157
Other consumer	35	202	62	217	11	17	8	56	11	13	10	73

Total consumer loans	36	222	69	413	11	17	9	71	12	82	18	230
Commercial loans	17	2,638	67	4,079	1	8	13	3,319	1	1	2	369

Total	65	$4,316	180	$10,233	19	$447	50	$5,489	20	$521	59	$3,922

Delinquent loans to total loans		0.14%		0.33%		0.04%		0.42%		0.04%		0.33%

Other Real Estate Owned
The Company classifies property acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure as other real estate owned in its financial statements. When a property is placed in other real estate owned, the excess of the loan balance over the estimated fair market value of the collateral, based on a recent appraisal, is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less the estimated costs to sell the property. Management inspects all other real estate owned properties periodically. Subsequent writedowns in the carrying value of other real estate owned are charged to expense if the carrying value exceeds the fair value less estimated selling costs of the other real estate owned. At December 31, 2004, the Company had no other real estate owned.

Classification of Assets and Loan Review
The Chief Credit Officer is responsible for this evaluation process and is assisted by the use of an independent third party loan review company. An internal risk rating system is used to monitor and evaluate the credit risk inherent in its loan portfolio. At the time of loan approval, all commercial and commercial real estate loans are assigned a risk rating based on all of the factors considered in originating the loan. The initial risk rating is recommended by the loan officer who originated the loan and approved by the loan approval authority.

Under our internal risk rating system, we currently classify problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, assets, which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated “special mention.”

The Company engages an independent third party to conduct semi-annual loan reviews of the commercial and commercial real estate loan portfolios, including a penetration of the commercial loan portfolio (by dollar amount) within a range of 70% to 80%. The loan reviews provide a credit evaluation of individual loans to ensure the appropriateness of the risk rating classification. In addition, there is an independent loan review of the residential mortgage and consumer loan portfolios through a quarterly review of a sampling of new loans closed during the period.

On a quarterly basis, a Criticized Asset Committee composed of the Chief Credit Officer, Executive Vice President of Business Banking and other senior officers meet to review Criticized Asset Reports on commercial and commercial real estate loans that are risk rated Special Mention, Substandard, and Doubtful. The reports focus on the current status, strategy, financial data, and appropriate risk rating of the criticized loan.

At December 31, 2004, loans classified as substandard (both accruing and nonaccruing) totaled $27.3 million, and consisted of $10.1 million in commercial real estate loans and $17.2 million in commercial loans. Special mention loans totaled $123.2 million, and consisted of $97.2 million of commercial real estate loans and 26.0 million of commercial loans. Commercial loans in the amount of $161,000 were classified as doubtful at December 31, 2004.

Allowance For Loan Losses
The Board of Directors and management of the Company are committed to the establishment and maintenance of an adequate Allowance for Loan Losses, determined in accordance with generally accepted accounting principles. Our approach is to follow the most recent guidelines that have been provided by our regulators and the SEC. Management believes that the methodology it employs to develop, monitor and support the allowance for loan losses is consistent with those guidelines.

While management believes that it has established adequate specific and general allowances for probable losses on loans, there can be no assurance that the regulators, in reviewing the Company’s loan portfolio, will not request an increase its allowance for losses, thereby negatively affecting the Company’s financial condition and earnings. Moreover, actual losses may be dependent upon future events and, as such, further additions to the allowance for loan losses may become necessary.

The allowance for loan losses is established through provisions for loan losses based on management’s on-going evaluation of the risks inherent in the Company’s loan portfolio. Charge-offs against the allowance for loan losses are taken on loans when it is determined that the collection of loan principal is unlikely. Recoveries made on loans that have been charged-off are credited to the allowance for loan losses.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Table 15: Schedule of Allowance for Loan Losses

	At or For the Year Ended December 31,	At or For the Twelve Months Ended December 31,	At or For the Nine Months Ended December 31,	At or For the Nine Months Ended December 31,	At or For the Years Ended March 31,

(Dollars in thousands)	2004	2003	2003	2002	2003	2002	2001

Balance at beginning of period	$17,669	$19,321	$18,932	$20,805	$20,805	$23,290	$23,571
Net allowances gained through acquisition	21,498	—	—	—	—	—	—
Provision for loan losses	600	—	—	—	—	—	—
Charge-offs:
Residential and commercial mortgage loans	161	501	6	808	1,323	3,079	656
Commercial loans	4,705	2,667	2,619	2,307	2,354	298	213
Consumer loans	346	278	218	271	331	368	431

Total charge-offs	5,212	3,446	2,843	3,386	4,008	3,745	1,300

Recoveries:
Residential and commercial mortgage loans	650	1,062	982	1,505	1,611	366	243
Commercial loans	784	598	500	204	302	775	682
Consumer loans	174	134	98	193	222	119	94

Total recoveries	1,608	1,794	1,580	1,902	2,135	1,260	1,019

Net charge-offs	3,604	1,652	1,263	1,484	1,873	2,485	281

Balance at end of period	$36,163	$17,669	$17,669	$19,321	$18,932	$20,805	$23,290

Ratios
Net loans charged-off to average interest-earning loans	0.13%	0.13%	0.10%	0.13%	0.16%	0.22%	0.03%
Allowance for loan losses to total loans	1.15%	1.35%	1.35%	1.64%	1.61%	1.78%	2.09%
Allowance for loan losses to nonperforming loans	353.40%	321.90%	321.90%	416.94%	482.71%	185.43%	380.00%
Net loans charged-off to allowance for loan losses	9.97%	9.35%	7.15%	7.68%	9.89%	11.94%	1.21%
Recoveries to charge-offs	30.85%	52.06%	55.58%	56.17%	53.27%	33.64%	78.38%

As displayed in Table 15 above, during the year ended December 31, 2004, there were net charge-offs of $3.6 million compared to $1.7 million during the twelve months ended December 31, 2003. The increase in charge-offs was predominantly due to two commercial loan relationship charge-offs. The allowance for loan losses was 1.15% of the loan portfolio at December 31, 2004 and management believes that it is adequate and consistent with positive asset quality and delinquency indicators. A loan loss allowance of $36.2 million was determined to be required as of December 31, 2004 compared to $17.7 million as of December 31, 2003. The increase predominantly is attributable to the acquisitions. Upon completion of the two acquisitions the Company recorded $21.5 million in additional allowance for loan loss, which represents the amounts carried by Connecticut Bancshares and Alliance at the time of their acquisition by the Company. During the quarter ended June 30, 2004, the Company performed a detailed analysis of the acquired banks’ loan portfolios in the determination of the adequacy of the allowance for loan losses. This analysis included a risk rating review of all commercial and commercial real estate relationships over $250,000. Although this detailed review resulted in some adjustments to the risk ratings, it did not impact the allowance for loan losses allocated to the acquired banks’ loan portfolios. The following tables set forth the Company’s percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated:

Table 16: Allocation of Allowance for Loan Losses

	At December 31,				At March 31,

	2004		2003		2003		2002		2001

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to		Category to		Category to
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Residential real estate	$5,881	50.12%	$2,917	49.32%	$2,868	50.46%	$4,585	54.58%	$6,718	61.50%
Commercial real estate	9,573	23.25	5,798	22.57	6,861	24.19	7,333	24.25	5,844	22.56
Commercial	14,872	10.36	5,868	7.10	5,313	7.61	4,698	7.41	5,799	5.45
Consumer	4,208	16.27	2,957	21.01	2,783	17.74	2,482	13.76	1,902	10.49
Unallocated	1,629	—	129	—	1,107	—	1,707	—	3,027	—

Total allowance for loan losses	$36,163	100.00%	$17,669	100.00%	$18,932	100.00%	$20,805	100.00%	$23,290	100.00%

The allowance for loan losses and the provision are determined based upon a detailed evaluation of the portfolio and sub-portfolios through a process which considers numerous factors, including levels and direction of delinquencies, nonperforming loans and assets, risk ratings, estimated credit losses using both internal and external portfolio reviews, current economic and market conditions, concentrations, portfolio volume and mix, changes in underwriting, experience of staff, and historical loss rates over the business cycle. Management follows a guiding principle that the level of the reserve should be directionally consistent with asset quality indicators.

The allowance is computed by segregating the portfolio into pools of loans that have similar loan product type and risk rating characteristics. Management uses historical default and loss rates, internal risk ratings, industry data, peer comparisons, and other risk-based characteristics. The data is then analyzed and estimates of losses inherent in the portfolio are determined using formula allowances for homogeneous pools of loans and criticized loans, and specific allowances for impaired loans. The provision and allowance for loan losses are then reviewed and approved by the Company’s Board of Directors on a quarterly basis.

Short-term Investments
Short-term investments increased $87.0 million from December 31, 2003, primarily as a result of the acquisitions. Short-term investment balances fluctuate due to normal cash management activities.

Investment Securities
The following table sets forth certain financial information regarding the amortized cost and market value of the Company’s investment portfolio at the dates indicated.

Table 17: Investment Securities
	December 31, 2004		December 31, 2003		March 31, 2003

	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value	cost	value

Securities available for sale
U.S. Government and Agency Obligations	$193,299	$191,905	$57,482	$57,548	$65,099	$65,200
Corporate obligations	93,716	93,461	54,784	54,877	52,030	51,078
Other bonds and obligations	153,559	153,033	57,923	58,170	96,810	97,234
Marketable and trust preferred equity securities	173,559	173,067	104,539	103,420	108,843	106,008
Mortgage-backed securities	1,674,416	1,671,235	844,073	846,031	759,894	767,855

Total available for sale	2,288,549	2,282,701	1,118,801	1,120,046	1,082,676	1,087,375

Held to maturity
Foreign and other bonds	1,000	1,000	350	350	350	350

Total held to maturity	1,000	1,000	350	350	350	350

Total securities	$2,289,549	$2,283,701	$1,119,151	$1,120,396	$1,083,026	$1,087,725

At December 31, 2004 the Company had total investments of $2.28 billion, or 36.5% of total assets. This is an increase of $1.16 billion, or 103.8% from $1.12 billion at December 31, 2003. The increase was the result of the acquired investment portfolios of Connecticut Bancshares and Alliance and proceeds of the Company’s stock offering remaining after the purchase of Connecticut Bancshares and Alliance.

The Company’s investment strategy has been to purchase hybrid adjustable rate mortgage-backed securities, five and seven year balloon mortgage-backed securities, ten year pass through mortgage-backed securities and collateralized mortgage obligations based off fifteen-year mortgage collateral. These securities have been emphasized due to their limited extension risk in a rising rate environment and for their monthly cash flows that provide the Company with liquidity. This strategy has been supplemented with select purchases of callable agency and asset-backed securities. For the monthly cash flow securities, the base case average life at purchase has ranged between 1.5 and 3.75 years and the maturity dates for the agency securities have ranged between three and five years. The Company is amortizing any premium paid on hybrid adjustable rate mortgage-backed securities to the initial reset date due to management’s experience with prepayments by the initial reset date.

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2004, $2.28 billion, or 99.96% of the portfolio, was classified as available for sale and $1.0 million was classified as held to maturity. The net unrealized loss on securities classified as available for sale as of December 31, 2004 was $5.8 million compared to an unrealized gain of $1.2 million as of December 31, 2003. The decrease in the market value of securities available for sale was primarily due to fluctuations in market interest rates during the period. Management has performed a review of all investments with significant unrealized losses and noted that none of these investments had other-than-temporary impairment.

The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of the Company’s investment portfolio as of December 31, 2004. In the case of mortgage backed securities and asset-backed securities, the table shows the securities by their contractual maturities; however, there are scheduled principal payments and there will be unscheduled prepayments prior to their contractual maturity. Income on obligations of states and political subdivisions are taxable and no yield adjustment for dividend receivable deduction is made because it is not material.

Table 18: Investment Maturities Schedule
			Over one year		Over five years
	One year or less		through five years		through ten years		Over ten years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(In thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Available for sale
U.S. Government and Agency Obligations	$88,361	1.77%	$86,885	2.81%	$3,406	2.06%	$14,647	2.34%	$193,299	2.29%
Corporate obligations	38,312	2.63	50,416	3.18	4,988	4.54	—	—	93,716	3.03
Other bonds and obligations	1,500	2.22	50,978	2.63	16,468	3.93	84,613	2.72	153,559	2.99
Marketable and trust preferred equity securities	60,763	3.80	—	—	1,092	4.35	111,704	2.96	173,559	3.67
Mortgage-backed securities	42	2.76	141,133	3.44	406,579	4.12	1,126,662	3.90	1,674,416	3.91

Total available for sale	188,978	2.60	329,412	3.11	432,533	4.10	1,337,626	3.83	2,288,549	3.67

Held to maturity
Foreign and other bonds	—	—	500	3.44	—	—	500	5.13	1,000	4.29

Total held to maturity	—	—	500	3.44	—	—	500	5.13	1,000	4.29

Total securities	$188,978	2.60%	$329,912	3.11%	$432,533	4.10%	$1,338,126	3.83%	$2,289,549	3.67%

Intangible Assets
In conjunction with the acquisitions of Connecticut Bancshares and Alliance, the Company recorded intangible assets of $484.0 million, including $9.8 million for non-compete agreements with senior management of Connecticut Bancshares and Alliance, $56.9 million in core deposit intangible and $417.3 million in goodwill. In accordance with SFAS No. 141, the assets acquired and liabilities assumed were recorded on the balance sheet based on fair values on the acquisition date. In connection with determining the fair market values, the Company retained the services of third parties to provide fair value appraisals of the core deposit intangible and to review the value of the non-compete agreements. The Company also utilized third parties to compute the market value for loans, deposits and certain fixed assets.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If carrying amount exceeds fair value an impairment charge is recorded to income. Goodwill is not amortized, but instead is reviewed for impairment on an annual basis.

Deposits and Borrowings
 The Company’s traditional sources of funds are the deposits it gathers, borrowings from the Federal Home Loan Bank (“FHLB”) and customer repurchase agreements. The Company’s FHLB borrowings are collateralized by stock in the FHLB, certain mortgage loans and other investments. Repayment and prepayment of loans and securities, proceeds from sales of loans and securities and proceeds from maturing securities are also sources of funds for the Company.

Table 19: Deposits
	December 31,

(In thousands)	2004	2003	Change

Savings	$942,363	$509,946	$432,417
Money market	806,035	489,885	316,150
NOW	345,539	155,085	190,454
Demand	448,670	183,555	265,115
Time	1,159,405	476,213	683,192

Total deposits	$3,702,012	$1,814,684	$1,887,328

As displayed in Table 19, deposits increased $1.89 billion, or 104.0%, as compared to December 31, 2003. Deposits totaling $1.97 billion were added as a result of the acquisitions of Connecticut Bancshares and Alliance. Excluding these deposits, the Company’s deposits decreased approximately $82.0 million from December 31, 2003 to December 31, 2004 and occurred primarily in Connecticut Bancshares and Alliance savings and time deposits.

The Company increased money market deposits by attracting new customers and attracting additional balances from existing customers through a successful promotion, which employed an introductory premium rate. As a result, net new balances for money market accounts increased $89.0 million. The Company’s strategy is to cross sell to new customers, with an emphasis on new checking accounts, by offering those customers with checking accounts a relationship rate on their money market account at the end of the promotional period.

Excluding time deposits acquired in the two acquisitions, time deposits decreased $27.9 million as time deposits matured and were partially replaced by core deposits. Excluding those acquired in the acquisitions, savings deposits decreased $114.8 million predominantly due to deposit runoff experienced as a result of the acquisitions. Limited deposit runoff is typical in acquisitions and the runoff experienced through December 31, 2004 was below management’s forecast. Management expects the effect of this runoff to continue, to some degree in 2005. The decrease in savings deposits was also partially due to a steady migration to money market accounts as a result of a more favorable rate structure offered in these products.

The following table sets forth certain information regarding the distribution of the Company’s average deposit balances and weighted average interest rates paid:

Table 20: Average Balances and Rates Paid Schedule

	Twelve Months Ended				Nine Months Ended
	December 31,				December 31,

	2004		2003		2003		2002

		Weighted		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Savings	$862,753	0.49%	$531,500	0.62%	$524,479	0.56%	$613,319	1.15%
Money market	733,450	1.55	443,950	1.63	459,371	1.58	250,272	2.42
NOW	451,977	0.22	146,195	0.16	148,565	0.13	133,779	0.38
Demand	353,207	—	169,292	—	173,371	—	158,273	—
Time	961,223	1.80	519,989	2.32	505,112	2.23	658,278	3.38

Total deposits	$3,362,610	1.12%	$1,810,926	1.39%	$1,810,898	1.32%	$1,813,921	2.17%

The Company had $243.2 million in time deposits of $100,000 or more outstanding as of December 31, 2004, maturing as follows:

Table 21: Time Deposit Maturities of $100,000 or more
		Weighted
		average
(In thousands)	Amount	rate

Three months or less	$59,020	2.37%
Over three months through six months	43,363	2.65
Over six months through twelve months	63,313	2.81
Over twelve months	77,474	4.23

Total time deposits $100,000 or more	$243,170	3.13%

The following table summarizes the Company’s recorded borrowings of $1.06 billion at December 31, 2004. Borrowings increased $787.1 million, or 283.5% from the balance recorded at December 31, 2003. The Company acquired approximately $751.6 million from Connecticut Bancshares and Alliance, including $117.8 million of customer repurchase agreements, $625.7 million in FHLB advances, and $8.1 million in junior subordinated debentures, in addition to approximately $35.9 million in net new borrowings. At December 31, 2004, all of the Company’s outstanding FHLB advances were at fixed rates.

Table 22: Borrowings
	December 31,
(In thousands)	2004	2003	Change

FHLB advances	$860,009	$252,990	$607,019
Repurchase Agreements	194,972	22,753	172,219
Mortgage Loans Payable	1,830	1,938	(108)
Junior Subordinated Debentures issued to affiliated trusts	8,005	—	8,005

Total borrowings	$1,064,816	$277,681	$787,135

Stockholders’ Equity
Total stockholders’ equity equaled $1.42 billion at December 31, 2004, $1.01 billion higher than the balance at December 31, 2003. The increase was primarily attributable to converting to a public company. This increase consisted of the recording of common stock and additional paid-in capital in the initial public offering, shares issued to the Foundation and shares issued to Alliance shareholders for $1.13 billion and net income of $4.1 million, offset by (i) a change of $8.2 million in other comprehensive income resulting from a decline in the fair market value of investments available for sale and the recording of a minimum pension liability adjustment (ii) shares purchased for the employee stock ownership plan for $107.0 million, net of $2.4 million of released shares and (iii) dividends of $8.5 million.

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank as part of its management of interest rate risk and liquidity. At December 31, 2004, total borrowings from the Federal Home Loan Bank amounted to $836.6 million and the Company had the capacity to increase that total to $1.1 billion. Increased borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At December 31, 2004 the Company’s repurchase agreement lines of credit totaled $50.0 million, $19.4 million of which was available.

The Company determines its cash position daily. The Investment Department compiles reports detailing the Company’s cash activity and cash balances occurring at its various correspondents and through its various funding sources. The Investment Department then settles all correspondent and bank accounts either investing excess funds or borrowing to cover the projected shortfall.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At December 31, 2004, cash and due from banks, short-term investments and debt securities maturing or repricing within one year amounted to $449.6 million, or 7.2% of total assets.

In addition, the Company defines short term non-core funding as time deposits above $100,000 maturing within one year, federal funds purchased and repurchase agreements maturing within one year, other borrowings and debt maturing within one year and escrow balances. At December 31, 2004 short term non-core funding amounted to $452.8 million. Management believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At December 31, 2004, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $602.7 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits maturing within one year from December 31, 2004 amount to $751.4 million. Management expects that the majority of maturing certificate accounts will be retained by the Company.

The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2004 and the respective maturity dates. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

Table 23: Contractual Obligations

				More Than
			More Than One	Three Years
		One Year or	Year Through	Through Five	Over Five
(In thousands)	Total	Less	Three Years	Years	Years

FHLB advances (1)	$836,593	$57,600	$109,182	$204,284	$465,527
Repurchase agreements	194,972	194,972	—	—	—
Junior subordinated Debentures issued to affiliated trusts	7,105	—	—	—	7,105
Operating leases (2)	6,266	1,978	2,439	1,198	651

Total contractual obligations	$1,044,936	$254,550	$111,621	$205,482	$473,283

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.
(2)	Represents non-cancelable operating leases for offices.

Table 24: Other Commitments

				More Than
			More Than One	Three Years
		One Year or	Year Through	Through Five	Over Five
(In thousands)	Total	Less	Three Years	Years	Years

Real estate loan commitments (1)	$34,724	$34,724	$—	$—	$—
Consumer loan commitments (1)	13,141	13,141	—	—	—
ACH lines	7,305	—	7,305	—	—
Commercial lines of credit	179,824	120,804	31,506	2,558	24,956
Unused portion of home equity loans (2)	280,286	571	3,476	7,450	268,789
Unused portion of construction loans (3)	71,768	45,400	26,368	—	—
Unused checking overdraft lines of credit (4)	7,552	—	—	—	7,552
Commercial letters of credit	8,103	5,749	1,552	702	100

Total other commitments	$602,703	$220,389	$70,207	$10,710	$301,397

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.
(2)	Unused portions of home equity loans are available to be drawn on at any time by the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to be drawn on at any time by the borrower for up to 2 years.
(4)	Unused portion of checking overdraft lines of credit are available to be drawn on at any time by customers in “good standing” indefinitely.

At December 31, 2004, the Bank exceeded all of its regulatory requirements with leverage capital of $577.3 million, or 10.0% of average assets, which is above the required level of $231.2 million or 4%, and total risk-based capital of $613.5 million, or 17.5% of adjusted assets, which is above the required level of $280.0 million, or 8%.

The Company also exceeded all of its regulatory requirements at December 31, 2004 with leverage capital of $946.5 million, or 16.3% of average assets, which is above the required level of $232.0, or 4%, and total risk-based capital of $989.8 million, or 28.2% of adjusted assets, which is above the required level of $280.6 million, or 8%.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management Of Market And Interest Rate Risk

General
Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company has no foreign currency or commodity price risk. Credit risk related to investment securities is low as substantially all are investment grade or have government guarantees. The chief market risk factor affecting financial condition and operating results is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from adverse movements in interest rates. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board. Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates. The Asset/Liability Committee, comprised of the Chief Executive Officer, the Chief Financial Officer, the Chief Credit Officer, the Chief Accounting Officer, the Chief Risk Officer, the Chief Investment Officer, the Executive Vice President of Business Banking, the Executive Vice President of Personal Banking and the Director of MIS Reporting and Analysis, is responsible for managing interest rate risk. On a quarterly basis, the Board of Directors reviews the Company’s gap position described below and Asset/Liability Committee minutes detailing the Company’s activities and strategies, the effect of those strategies on the Company’s operating results, interest rate risk position and the effect changes in interest rates would have on the Company’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

The principal strategies used to manage interest rate risk include (i) emphasizing the origination and retention of adjustable-rate loans, and origination of loans with maturities matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and/or average lives and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

The Company employs two approaches to interest rate risk measurement; gap analysis and income simulation analysis.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At December 31, 2004, NewAlliance Bank’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was $406.3 million, or positive 6.49% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The following table sets forth the Company’s cumulative maturity distribution of interest-earning assets and interest-bearing liabilities at December 31, 2004, interest rate sensitivity gap, cumulative interest rate sensitivity gap, cumulative interest rate sensitivity gap ratio, and cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities ratio. This table indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. Assumptions are made on the rate of prepayment of principal on loans and investment securities. However, this table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the gap analysis. As a result, various assets and liabilities indicated as repricing within the same time period may, in fact, reprice at different times and at different rate levels. It should also be noted that this table reflects certain assumptions regarding the categorization of assets and liabilities and represents a one-day position; in fact, variations occur daily as management adjusts interest rate sensitivity throughout the year.

Interest Rate Sensitivity Gap

	December 31, 2004

	1 - 3	4 - 6	7 - 12	1 - 5
(Dollars in thousands)	Months	Months	Months	Years	5+ Years	Total

Interest-earning assets:
Investment securities	$385,055	$183,618	$292,642	$1,028,086	$397,596	$2,286,997
Loans	803,138	167,809	314,623	1,438,041	402,048	3,125,659
Short-term investments	100,000	—	—	—	—	100,000

Total interest-earning assets	1,288,193	351,427	607,265	2,466,127	799,644	5,512,656

Interest-bearing liabilities:
Savings accounts	18,349	17,188	99,966	255,871	550,593	941,967
Checking accounts	—	—	36,961	206,298	102,280	345,539
Money market accounts	189,694	108,039	293,355	215,344	—	806,432
Certificates of deposit	329,214	231,859	216,464	368,184	2,164	1,147,885
FHLB advances and other borrowings	217,972	27,060	54,508	430,383	303,597	1,033,520

Total interest-bearing liabilities	755,229	384,146	701,254	1,476,080	958,634	4,275,343

Interest rate sensitivity gap	$532,964	$(32,719)	$(93,989)	$990,047	$(158,990)	$1,237,313

Cumulative interest rate sensitivity gap	$532,964	$500,245	$406,256	$1,396,303	$1,237,313

Cumulative interest rate sensitivity gap ratio	8.5%	8.0%	6.5%	22.3%	19.8%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	170.6%	143.9%	122.1%	142.1%	128.9%

Income Simulation Analysis
Income simulation analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Tested scenarios include instantaneous rate shocks, rate ramps over a six-month or one-year period, static rates, non-parallel shifts in the yield curve and a forward rate scenario. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a three-year period. Simulation analysis involves projecting future balance sheet structure and interest income and expense under the various rate scenarios. The Company’s internal guidelines on interest rate risk specify that for a range of interest rate scenarios, the estimated net interest margin over the next 12 months should decline by less than 12% as compared to the forecasted net interest margin in the base case scenario. However, in practice, interest rate risk is managed well within these 12% guidelines.

For the base case rate scenario the twelve-month increase in rates as implied by the forward yield curve was spread evenly throughout the year. This resulted in a yield curve that increased approximately 95 basis points at the front end of the yield curve and increased approximately 25 basis points at the long end of the yield curve. Management believes that this interest rate scenario most closely approximates market expectations for interest rate movements over the next twelve months.

As of December 31, 2004, the Company’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage Change in Estimated Net
Interest Margin Over 12 months
200 basis point immediate increase in rates	2.77%
50 basis point immediate decrease in rates	(0.60)%

In the current rate environment, an instantaneous and sustained downward rate shock of 50 basis points is a realistic representation of the potential risk facing the Company due to declining rates. For an increase in rates, a 200 basis points instantaneous and sustained rate shock is also a relevant representation of potential risk given the current rate structure and the current state of the economy.

Based on the scenarios above, net income would be adversely affected (within the Company’s internal guidelines) in the 12-month period after an immediate decrease in rates, however would be affected positively after an immediate increase in rates. Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on time deposits and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

For the Company’s Consolidated Financial Statements, see index on page 48.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation in the fourth quarter 2004.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant
The information required by this item appears on pages 5 through 11 and page 21 of the Company’s Proxy Statement dated March 21, 2005, for the 2005 Annual Meeting of Shareholders, under the captions “Governance of NewAlliance” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Such information is incorporated herein by reference and made a part hereof.

Item 11.  Executive Compensation
 The information required by this item appears on pages 22 through 32 of the Company’s Proxy Statement dated March 21, 2005, for the 2005 Annual Meeting of Shareholders, under the captions “Compensation of Executive Officers and Transactions with Management” and “Compensation Committee Report on Executive Compensation”. Such information is incorporated herein by reference and made a part hereof.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item appears on pages 20 through 21 of the Company’s Proxy Statement dated March 21, 2005, for the 2005 Annual Meeting of Shareholders, under the captions “Beneficial Ownership of Common Stock by Management and Certain Beneficial Owners”. Such information is incorporated herein by reference and made a part hereof.

Item 13.  Certain Relationships and Related Transactions
The information required by this item appears on page 28 of the Company’s Proxy Statement dated March 21, 2005, for the 2005 Annual Meeting of Shareholders, under the caption “Transactions with Directors and Executive Officers”. Such information is incorporated herein by reference and made a part hereof.

Item 14.  Principal Accountant Fees and Services
The information required by this item appears on pages 11 through 13 of the Company’s Proxy Statement dated March 21, 2005, for the 2005 Annual Meeting of Shareholders, under the caption “Relationship with Independent Public Accountants”. Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)        Financial Statements

The following consolidated financial statements of NewAlliance Bank and subsidiaries are filed as part of this document under Item 8:
-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets as of December 31, 2004 and 2003
-	Consolidated Statements of Income for the Twelve Months Ended December 31, 2004 and 2003 (unaudited), the Nine Months Ended December 31, 2003 and 2002 (unaudited) and the Year Ended March 31, 2003
-	Consolidated Statements of Changes in Stockholders Equity for the Twelve Months Ended December 31, 2004, the Nine Months Ended December 31, 2003 and the Year Ended March 31, 2003
-	Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2004 the Nine Months Ended December 31, 2003 and the Year Ended March 31, 2003
-	Notes to Consolidated Financial Statements

(a)(2)        Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	49

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2004 and 2003	50

Consolidated Statements of Income for the Twelve Months Ended December 31, 2004 and 2003 (unaudited), the Nine Months Ended December 31, 2003 and 2002 (unaudited) and the Year Ended March 31, 2003	51

Consolidated Statements of Changes in Stockholders Equity for the Year Ended December 31, 2004, the Nine Months Ended December 31, 2003 and the Year Ended March 31, 2003	52

Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2004, the Nine Months Ended December 31, 2003 and the Year Ended March 31, 2003	53

Notes to Consolidated Financial Statements	54

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
NewAlliance Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of the NewAlliance Bancshares, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the twelve-month period ended December 31, 2004, for the nine-month period ended December 31, 2003 and for the twelve-month period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Hartford, Connecticut
March 13, 2005

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets
	December 31,

(In thousands, except share data)	2004	2003

Assets
Cash and due from banks, noninterest bearing	$101,099	$46,634
Short-term investments	100,000	13,000

Cash and cash equivalents	201,099	59,634
Investment securities available for sale (note 5)	2,282,701	1,120,046
Investment securities held to maturity	1,000	350
Loans held for sale	501	90
Loans (note 6):
Residential real estate	1,576,116	644,857
Commercial real estate	731,232	295,108
Commercial business	325,835	92,869
Consumer	511,464	274,624

Total loans	3,144,647	1,307,458
Less allowance for loan losses	(36,163)	(17,669)

Total loans, net	3,108,484	1,289,789
Premises and equipment, net (note 7)	53,704	34,119
Cash surrender value of bank owned life insurance	54,965	—
Goodwill (note 4)	417,307	—
Identifiable intangible assets	56,003	710
Other assets (note 8)	88,364	31,992

Total assets	$6,264,128	$2,536,730

Liabilities
Deposits (note 9)
Non-interest bearing	$448,670	$183,555
Savings, interest-bearing checking and money market	2,093,937	1,154,916
Time	1,159,405	476,213

Total deposits	3,702,012	1,814,684
Short-term borrowings (note 10)	199,972	22,753
Long-term borrowings (note 10)	864,844	254,928
Other liabilities	80,928	38,364

Total liabilities	4,847,756	2,130,729
Commitments and contingencies (note 13)	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 190,000,000 shares; issued 114,158,736 shares at December 31, 2004	1,142	—
Additional paid-in capital	1,128,953	—
Unallocated common stock held by ESOP	(107,018)	—
Retained earnings	400,704	405,172
Accumulated other comprehensive (loss) income (note 15)	(7,409)	829

Total stockholders’ equity	1,416,372	406,001

Total liabilities and stockholders’ equity	$6,264,128	$2,536,730

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

(In thousands, except share data)	Year Ended December 31, 2004	Twelve Months Ended December 31, 2003	Nine Months Ended December 31, 2003	Nine Months Ended December 31, 2002	Year Ended March 31, 2003

		(unaudited)		(unaudited)
Interest and dividend income
Real estate mortgage loans	$71,328	$34,220	$25,286	$30,440	$39,373
Commercial real estate loans	37,178	19,294	14,331	15,064	20,027
Commercial business loans	14,935	5,481	4,016	4,841	6,306
Consumer loans	20,163	11,932	8,958	8,897	11,871
Investment securities	63,301	33,450	25,151	29,240	37,308
Short-term investments	1,127	193	125	1,629	1,927

Total interest and dividend income	208,032	104,570	77,867	90,111	116,812

Interest expense
Deposits	33,827	22,800	16,202	26,901	33,500
Borrowings	27,985	7,596	6,057	4,578	6,117

Total interest expense	61,812	30,396	22,259	31,479	39,617

Net interest income before provision for loan losses	146,220	74,174	55,608	58,632	77,195
Provision for loan losses (note 6)	600	—	—	—	—

Net interest income after provision for loan losses	145,620	74,174	55,608	58,632	77,195

Non-interest income
Depositor service charges	18,628	7,596	5,790	4,983	6,789
Loan and servicing income	2,646	2,114	1,592	74	595
Trust fees	2,415	1,963	1,509	1,403	1,857
Investment and insurance fees	5,692	2,585	1,621	2,236	3,199
Bank owned life insurance	1,828	—	—	—	—
Rent	3,078	3,014	2,340	2,020	2,695
Net gain (loss) on limited partnerships	5	(1,529)	(1,554)	(2,554)	(2,529)
Net securities gains (note 5)	616	750	153	3,254	3,851
Net gain on sale of loans	305	838	446	1,141	1,533
Other	495	443	345	518	617

Total non-interest income	35,708	17,774	12,242	13,075	18,607

Non-interest expense
Salaries and employee benefits (note 11)	61,220	36,469	27,688	24,493	33,276
Occupancy	10,478	6,916	5,054	4,781	6,643
Furniture and fixtures	6,326	4,006	3,042	2,915	3,879
Outside services	15,671	7,119	5,269	5,485	7,342
Advertising, public relations, and sponsorships	2,976	2,133	1,515	2,570	3,188
Contribution to NewAlliance Foundation	40,040	—	—	—	—
Amortization of identifiable intangible assets	11,327	27	20	20	27
Conversion and merger related charges	17,591	4,032	4,022	—	—
Other	11,106	4,238	3,175	4,146	5,209

Total non-interest expense	176,735	64,940	49,785	44,410	59,564

Income before income taxes	4,593	27,008	18,065	27,297	36,238
Income tax expense (note 12)	524	9,091	5,989	9,260	12,361

Net income	$4,069	$17,917	$12,076	$18,037	$23,877

	For the period April 1 through December 31, 2004

Net income after date of conversion (notes 17 and 18)	$2,092
Earnings per share after date of conversion (note 18)	0.02
Dividends per share after date of conversion	0.08

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended March 31, 2003 and December 31, 2003 and 2004 (In thousands, except share data)	Shares	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance March 31, 2002	—	$—	$—	$—	$369,219	$3,880	$373,099
Comprehensive income:
Net income					23,877		23,877
Other comprehensive loss, net of tax (note 15)						(826)	(826)

Total comprehensive income							23,051

Balance March 31, 2003	—	—	—	—	393,096	3,054	396,150
Comprehensive income:
Net income					12,076		12,076
Other comprehensive loss, net of tax (note 15)						(2,225)	(2,225)

Total comprehensive income							9,851

Balance December 31, 2003	—	—	—	—	405,172	829	406,001

Issuance of common stock for initial public offering, net of expenses of $14.8 million (note 3)	102,493,750	1,025	1,009,911				1,010,936
Issuance of common stock to NewAlliance Foundation including additional tax benefits due to higher basis for tax purposes	4,000,000	40	42,529				42,569
Issuance of stock for acquisition of Alliance Bancorp of New England, Inc.	7,664,986	77	76,573				76,650
Shares purchased for ESOP				(109,451)			(109,451)
Allocation of ESOP shares			(95)	2,433			2,338
Tax benefit of ESOP shares release			35				35
Dividends declared ($0.08 per share)					(8,537)		(8,537)

Comprehensive income:
Net income					4,069		4,069
Other comprehensive loss, net of tax (note 15)						(8,238)	(8,238)

Total comprehensive income							(4,169)

Balance December 31, 2004	114,158,736	$1,142	$1,128,953	$(107,018)	$400,704	$(7,409)	$1,416,372

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

(In thousands)	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Year Ended March 31, 2003

Cash flows from operating activities
Net income	$4,069	$12,076	$23,877
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	—	—
Provision for OREO losses	—	—	725
Contribution of common stock to the Charitable Foundation	40,000	—	—
ESOP expense	2,338	—	—
Release of ESOP shares, tax benefit	35	—	—
Amortization of identifiable intangible assets	11,327	20	111
Amortization of fair market adjustments from acquisitions and assets acquired	(7,383)	—	—
Loss (gain) on sales of other real estate owned	16	(160)	(99)
Depreciation and amortization	6,433	2,977	3,733
Deferred tax (benefit) provision	(5,853)	1,084	2,182
Net amortization/accretion on investment securities	8,690	4,505	3,812
Net securities gains	(616)	(153)	(3,851)
Net gain on sales of loans	(305)	(446)	(1,533)
Gain on sale of premises and equipment	(14)	—	—
(Increase) decrease in other assets	(22,698)	1,237	(6,068)
Provision for loss on limited partnerships	—	1,560	2,554
Increase in cash surrender value of bank owned life insurance	(1,828)	—	—
(Decrease) increase in other liabilities	(15,381)	(1,254)	15,000

Net cash provided by operating activities	19,430	21,446	40,443

Cash flows from investing activities
Proceeds from maturity of available for sale securities	7,461,272	174,975	949,569
Proceeds from sales of available for sale securities	352,792	65,592	101,443
Proceeds from principal reductions of available for sale securities	445,738	414,544	714,269
Purchase of available for sale securities	(8,583,724)	(695,588)	(1,883,089)
Proceeds from bank owned life insurance	11	—	—
Proceeds from sales of loans	18,467	31,868	112,643
Net decrease (increase) in loans	103,577	(161,173)	(127,474)
Proceeds from sales of other real estate owned	146	1,133	2,853
Net cash paid for acquisitions	(529,260)	—	—
Proceeds from sale of premises and equipment	14	—	—
Disposal of premises and equipment	1,683	—	—
Purchases of premises and equipment	(6,700)	(4,226)	(5,137)

Net cash used in investing activities	(735,984)	(172,875)	(134,923)

Cash flows from financing activities
Net (decrease) increase in deposits	(74,668)	(1,549)	70,855
Net increase (decrease) in short-term borrowing	59,412	(2,383)	(2,011)
Proceeds from borrowed funds	1,081,644	593,649	81,518
Repayments of borrowed funds	(1,101,317)	(455,086)	(55,472)
Net proceeds from common stock offering, including tax benefit and other	1,010,936	—	—
Dividends paid	(8,537)	—	—
Acquisition of common stock by ESOP, net	(109,451)	—	—

Net cash provided by financing activities	858,019	134,631	94,890

Net increase (decrease) in cash and cash equivalents	$141,465	$(16,798)	$410

Cash and equivalents, beginning of period	$59,634	$76,432	$76,022

Cash and equivalents, end of period	$201,099	$59,634	$76,432

Supplemental information
Cash paid for
Interest on deposits and borrowings	$59,548	$22,091	$40,072
Income taxes paid, net	(2,195)	(1,119)	12,200
Noncash transactions
Loans transferred to other real estate owned	51	930	3,546

See accompanying notes to consolidated financial statements.

53

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

1.     Summary of Significant Accounting Policies

Financial Statement Presentation
The consolidated financial statements of NewAlliance Bancshares, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries, including NewAlliance Bank (the “Bank”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Effective December 31, 2003, the Company changed its fiscal year end from March 31 to December 31.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant near-term change relate to the determination of the allowance for loan losses, the obligation and expense for pension and other postretirement benefits, the valuation of mortgage servicing rights and estimates used to evaluate asset impairment including other-than-temporary declines in the value of securities, income tax accruals and the recoverability of goodwill and other intangible assets.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and short-term investments with original maturities of three months or less. At December 31, 2004, included in the balance of cash and due from banks were cash on hand of $18.8 million and required reserves in the form of deposits with the Federal Reserve Bank of $33.0 million. Short-term investments included money market funds of $100.0 million and $13.0 million at December 31, 2004 and 2003, respectively.

Investment Securities
Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading, available for sale, or held to maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Federal Home Loan Bank (“FHLB”) stock is a non-marketable security reported at cost. At December 31, 2004 and December 31, 2003, the Company had no debt or equity securities classified as trading.

Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading and available for sale securities are recorded at fair value. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized.

Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. A decline in market value of a security below amortized cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

The Company invests in limited partnerships. As of December 31, 2004 and December 31, 2003, the carrying value of the Company’s investment in twelve limited partnerships, which are accounted for at the lower of cost or net realizable value and included in other assets, was approximately $3.4 million and $2.7 million respectively. Income, generally in the form of distributions from the partnerships, is recognized on the cash basis and included in non-interest income. Six of the twelve limited partnerships are real estate related.

Loans Held for Sale
Loans held for sale are valued at the lower of acquisition cost (less principal payments received and net of deferred fees and costs) or estimated market value. Market value is estimated using quoted market prices provided by government-sponsored entities. Loans are sold by the Company without recourse.

Loans Receivable
Loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and fair value adjustments for loans acquired.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Loans are placed on nonaccrual status when timely collection of principal or interest in accordance with contractual terms is doubtful. Loans are generally transferred to a nonaccrual basis when principal or interest payments become 90 days delinquent (based on the contractual terms of the loan) or sooner if management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. The Company’s policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more. If ultimately collected, such interest is credited to income when received. Loans are removed from nonaccrual status when they become current as to principal and interest and when, in the opinion of management concern no longer exists as to the collectability of principal and interest.

Certain direct loan origination fees and costs and fair value adjustments to acquired loans are recognized over the lives of the related loans as an adjustment of interest using the level yield method. When loans are prepaid, sold or participated out, the unamortized portion is recognized as income or expense at that time.

Allowance for Loan Losses
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

In determining the adequacy of the allowance for loan losses, management reviews overall portfolio quality through an evaluation of individual performing and impaired loans, the risk characteristics of the loan portfolios, an analysis of current levels and trends in charge offs, delinquency and nonaccruing loan data, and the credit risk profile of each component of the portfolio, among other factors. While management uses the best available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

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

A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans, as defined, may be measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

Mortgage Servicing Rights
The Company capitalizes mortgage servicing rights for loans sold based on the relative fair value which is allocated between the mortgage servicing rights and the mortgage loans (without servicing rights).

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

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

Bank Owned Life Insurance
Bank owned life insurance (“BOLI”) represents life insurance on certain employees who have consented to allow the Bank to be the beneficiary of those policies. The Company acquired the BOLI policies, which were used to fund certain future employee benefit costs. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax. Management reviews the financial strength of the insurance carriers on an annual basis and BOLI with any individual carrier is limited to 15% of capital plus reserves.

Goodwill and Identifiable Intangible Assets
The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired. Identifiable intangible assets are subsequently amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If carrying amount exceeds fair value an impairment charge is recorded to income. Goodwill is not amortized and is reviewed on an annual basis for impairment.

Income Taxes
The Company files consolidated federal and state tax returns. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred tax assets are also recognized for available tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when temporary differences and carryforwards are realized or settled.

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

Trust Assets
Approximately $440.6 million and $365.3 million of assets were held by the Bank at December 31, 2004 and December 31, 2003 respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements since they are not owned by the Bank.

Pension and Other Postretirement Benefit Plans
The Company has a noncontributory pension plan covering substantially all employees. Pension costs related to this plan are based upon actuarial computations of current and future benefits for employees based on years of service and the employee’s career-average earnings. Costs are charged to noninterest expense and are funded in accordance with requirements of the Employee Retirement Income Security Act. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

In addition to the qualified plan, the Company has adopted supplemental retirement plans for certain key officers. These plans, which are nonqualified, were designed to offset the impact of changes in the pension plan that limit benefits for highly compensated employees under qualified pension plans.

The Company also accrues costs related to postretirement healthcare and life insurance benefits, which recognizes costs over the employee’s period of active employment.

The Company uses a September 30 measurement date. In accordance with SFAS No. 87, the discount rate is set for the retirement plans by reference to investment grade bond and yields. The expected long-term rate of return on the assets held in our defined pension plan is based on market and economic conditions, the Plan’s asset allocation and other factors. Based on our review of rates at September 30, the discount rate for all of our employee benefit plans was reduced from 6.0% to 5.75% and the expected long-term

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

rate of return on the pension plan assets decreased from 8.5% for 2004 to 8.25% for 2005. Pension expense is very sensitive to changes in the discount rate and the expected return on assets. Continued volatility in pension expense is expected as assumed investment returns vary from actual.

Related Party Transactions
Directors and executive officers of the Company and its subsidiaries and their associates have been customers of and have had transactions with the Company, and management expects that such persons will continue to have such transactions in the future. See Note 6 for further information with respect to loans to related parties. All deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not related parties and, in the opinion of management, the transactions did not involve more than normal risks of collectability, favored treatment or terms, or present other unfavorable features.

Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income for the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 31, 2003 in the consolidated statement of changes in stockholders’ equity. The components of comprehensive income are presented in Note 15.

Segment Reporting
The Company’s only business segment is Community Banking. During 2004 and 2003, this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Earnings Per Share
Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

The conversion to a stock bank occurred on April 1, 2004, resulting in shares outstanding only for the nine months ended December 31, 2004. Earnings per share for each of the three-month periods ended June 30, September 30 and December 31, 2004 and the nine-month period ended December 31, 2004 can be found in Note 18 to the Consolidated Financial Statements.

2.     Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised SFAS No. 123, “Share-Based Payment”. The Statement requires entities to measure the cost of employees services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). However, no compensation expense is recognized for equity instruments that do not vest. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in the original SFAS No. 123.

The estimated grant-date fair value of employee share options will be determined using option-pricing models adjusted for the unique characteristics of those instruments. The notes to the financial statements will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date of the Statement for the Company is July 1, 2005. As of the required effective date all public entities will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or proforma disclosure purposes.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

An equity-based incentive plan will be presented for shareholder approval at the annual meeting. If approved, the plan may have a material impact on the Company’s consolidated financial statements in 2005.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 03-1, determining the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115 (including individual securities and investments in mutual funds) and to investments accounted for under the cost method. The provisions of this EITF were originally effective for reporting periods beginning after June 15, 2004. However, on October 1, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-1-1 deferring the effective date of paragraphs 10-20 of EITF Issue 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairment as required by existing authoritative literature. The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2004, which were not affected by Staff Position 03-1-1. The Company does not believe that the application of the recognition guidance in paragraphs 10-20 of EITF Issue 03-1 will have a material impact on the Company’s consolidated financial statements.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows due in part to credit quality, to be recognized at fair value and that the original excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment of yield, loss accrual or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as a future yield adjustment. Future decreases in actual cash flows compared to the original expected cash flows is recognized as a valuation allowance and expense immediately. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not believe that the adoption of SOP 03-3 will have a material impact on the Company’s consolidated financial statements.

3.     Conversion to Stock Form of Ownership

In 2003, the Company was organized as a Delaware business corporation, in connection with the planned conversion of the Bank, formerly New Haven Savings Bank, from mutual to capital stock form. On April 1, 2004 the Bank completed its Plan of Conversion (the “Plan”) at which time the Bank converted from a state-chartered mutual bank to a state-chartered stock bank and changed its name to NewAlliance Bank. All of the outstanding common stock of the Bank was sold to the holding company, NewAlliance Bancshares, Inc., which sold its stock in accordance with the Plan. All of the stock of the Company issued in the conversion was offered to eligible and supplemental eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in a subscription offering pursuant to subscription rights in order of priority as set forth in the Plan. The Company sold 102,493,750 shares of common stock at $10.00 per share in the conversion offering and contributed 4,000,000 shares of common stock to the

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

NewAlliance Foundation as discussed below. All of the stock in the offering was purchased by eligible account holders. The Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of eligible employees, which became effective upon the conversion. The ESOP borrowed from NewAlliance Bancshares, Inc. the proceeds necessary to fund the purchase of 7% of the common stock issued. The ESOP did not purchase any shares in the conversion because the offering was oversubscribed, but completed its purchases in the open market on April 19, 2004. The Bank expects to make annual contributions adequate to fund the payment of the regular debt service requirements attributable to the indebtedness of the ESOP.

The Bank established NewAlliance Foundation (the “Foundation”) as a new charitable foundation in connection with the conversion. The Foundation was funded with the above-mentioned contribution of 4,000,000 shares of the Company’s common stock and $40,000 of cash. This contribution resulted in the recognition of expense, equal to the offering price ($10) of the shares contributed and $40,000 in cash, during the quarter ended June 30, 2004, net of tax benefits. The Company realized an additional tax benefit of $3.9 million that was recorded as an increase to stockholders’ equity because the basis for the contribution for tax purposes is the fair market value of the stock on the first day of trading (approximately $15 per share). The Foundation is dedicated to charitable purposes including community development activities within the Bank’s local community.

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

4.     Acquisitions

Simultaneous with the Bank’s conversion to a state-chartered stock bank, the Company completed its acquisitions of Connecticut Bancshares, Inc. (“Connecticut Bancshares”) and Alliance Bancorp of New England, Inc. (“Alliance”). Immediately after the completion of the acquisitions, Connecticut Bancshares and Alliance’s respective bank subsidiaries, Savings Bank of Manchester and Tolland Bank, were merged into the Bank. The Company entered into the acquisitions based on its assessment of the anticipated benefits of the acquisitions, including enhanced market share and expansion of its banking franchise. The acquisitions were accounted for as purchases and, as such, were included in our results of operations from the date of acquisition. The purchases were funded primarily with proceeds from the stock conversion prior to the acquisition. As of the close of trading on April 1, 2004 shareholders of Connecticut Bancshares received $52.00 in cash for each share of Connecticut Bancshares stock owned at that date for total consideration paid at closing of $579.4 million and $31.2 million for the cancellation of options. Shareholders of Alliance as of the close of trading on April 1, 2004 who elected to receive cash received $25.01 per Alliance share or a total of approximately $191,000 in cash. Those Alliance stockholders who elected to receive stock received 2.501 shares of NewAlliance Bancshares stock for each Alliance share or a total of 7,664,986 shares. The following table summarizes the two acquisitions.

		Balance at Acquisition Date		Transaction Related Items

(In thousands)	Acquisition Date	Assets	Equity	Goodwill	Identifiable Intangibles	Cash Paid	Shares Issued	Total Purchase Price

Connecticut Bancshares, Inc.	4/1/2004	$2,541,575	$239,139	$367,809	$56,609	$610,600	—	$610,600
Alliance Bancorp of New England, Inc.	4/1/2004	427,631	26,664	49,498	10,010	191	7,665	76,841

The transactions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. The allocation of the purchase price including capitalized acquisition costs is as follows:

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

(In thousands)	Connecticut Bancshares	Alliance	Total

Assets:
Cash and cash equivalents	$53,539	$27,992	$81,531
Investment securities	715,307	110,655	825,962
Loans, less allowance for loan losses	1,673,312	272,312	1,945,624
Federal Home Loan Bank Stock	28,586	—	28,586
Fixed assets	14,332	6,669	21,001
Cash surrender value of life insurance	46,630	6,518	53,148
Goodwill	367,809	49,498	417,307
Core deposit intangible	49,786	7,075	56,861
Deferred tax asset	8,539	2,647	11,186
Other assets	14,078	5,537	19,615

Total assets	2,971,918	488,903	3,460,821

Liabilities:
Deposits	1,630,560	338,760	1,969,320
FHLB advances and other borrowings	687,407	64,176	751,583
Other liabilities	43,351	9,126	52,477

Total liabilities	2,361,318	412,062	2,773,380

Purchase price	$610,600	$76,841	$687,441

In connection with the acquisitions, the Company recorded goodwill of $417.3 million (net of tax benefit of $1.8 million), a core deposit intangible asset of $56.9 million and a non-compete intangible asset of $9.8 million.

The goodwill associated with the acquisitions of Connecticut Bancshares and Alliance is not tax deductible. In accordance with SFAS No. 142, “Goodwill and Other Intangibles”, goodwill will not be amortized, but will be subject to at least an annual fair value based impairment test.

The amortizing intangible assets associated with the acquisitions consist of the non-compete agreements and the core deposit intangible. The non-compete agreements are being amortized on a straight-line basis over the lives of the respective agreements, which range from 6 months to 42 months. The core deposit intangible is being amortized on an accelerated basis over its estimated life of ten years. Accumulated amortization and amortization expense related to the core deposit intangible and non-compete agreements were $7.5 million and $3.8 million, respectively at and for the nine months ended December 31, 2004. Estimated annual amortization expense of the core deposit intangible asset and the non-compete agreements, absent any impairment charge in estimated useful lives for each of the next five years is summarized as follows:

Years Ended December 31,
(in thousands)	Amount

2005	$10,332
2006	6,950
2007	5,916
2008	4,959
2009	4,959

Total	$33,116

The results of Connecticut Bancshares and Alliance are included in the results of the Company subsequent to April 1, 2004. The pro forma information below is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations, which would have resulted, had the Company acquired the stock of Connecticut Bancshares and Alliance during the periods presented.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

The Company’s unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2004 and 2003, assuming Connecticut Bancshares and Alliance had been acquired as of January 1, 2004 and 2003, respectively are as follows:

	Twelve Months Ended December 31,
(In thousands, except share data)	2004	2003

Interest and dividend income:	$240,738	$238,674
Interest expense:	71,925	73,149

Net interest income	168,813	165,525
Provision for loan and lease losses	1,018	1,378
Non-interest income	41,113	46,196
Non-interest expense	200,620	144,360

Income before income taxes	8,288	65,983
Income taxes	2,901	23,094

Net income	$5,387	$42,889

Earnings per share basic and diluted	$0.05	$0.40

Weighted average shares outstanding basic and diluted	106,914,931	106,914,931

The Company’s pro forma income statement for the twelve-month period ended December 31, 2003 shows earnings per share of $0.40 compared to $0.05 per share for the twelve-months ended December 31, 2004. The reduction in pro forma income for the twelve months ended December 31, 2004 was mainly due to the inclusion of merger and conversion costs of $17.6 million and the contribution to the Foundation of $40.0 million that are not included in the pro forma results for the twelve-months ended December 31, 2003. The $5.1 million decrease in non-interest income was primarily due to securities gains recognized by Connecticut Bancshares during the twelve months ended December 31, 2003.

In connection with the consummation of the acquisitions and completion of other requirements, the Company recorded certain merger-related costs in connection with estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The Company accrued $8.7 million of these merger-related costs for severance, contract terminations, and asset write-downs with an offsetting charge to goodwill.

The following table presents costs reflected as accruals recorded through purchase accounting adjustments:

	Merger Accrual Activity

(In thousands)	Balance 12/31/2003	Additions	Utilized	Balance 12/31/2004

Severance and personnel related charges (1)	$—	$5,310	$5,214	$96
Systems conversion and contract termination charges (2)	—	2,034	1,704	330
Occupancy and equipment charges (3)	—	1,362	1,019	343

Total	$—	$8,706	$7,937	$769

(1)	Severance payments will be finalized in January 2005
(2)	Contract termination liabilities are expected to be finalized in the second quarter of 2005
(3)	Amortization of lease payments are expected to continue until 2008

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

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

The Company’s merger integration process and utilization of merger accruals may cover an extended period of time. In general, a major portion of accrued costs have been paid in conjunction with the systems conversion of Connecticut Bancshares, when most of the duplicate positions have been eliminated and terminated employees have received severance. Other accruals will be utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. The remaining accruals at December 31, 2004 are expected to be utilized during 2005, unless they relate to specific contracts that expire in later years.

Merger charges related to the acquisitions recorded as expenses by the Company through December 31, 2004 totaled $21.6 million; of which $17.6 million was recorded during the twelve-month period ended December 31, 2004 and $4.0 million during 2003. These expenses were not capitalized as they were not directly associated with the conversion and acquisitions and did not represent costs that provide future economic benefits to the Company.

5.     Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2004 and December 31, 2003 are as follows:

	December 31, 2004				December 31, 2003

(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for Sale
U.S. Government and Agency obligations	$193,299	$52	$(1,446)	$191,905	$57,482	$99	$(33)	$57,548
Corporate obligations	93,716	140	(395)	93,461	54,784	285	(192)	54,877
Other bonds and obligations	153,559	303	(829)	153,033	57,923	382	(135)	58,170
Marketable and trust preferred equity securities	173,559	585	(1,077)	173,067	104,539	126	(1,245)	103,420
Mortgage-backed securities	1,674,416	5,602	(8,783)	1,671,235	844,073	4,982	(3,024)	846,031

Total avaiable for sale	2,288,549	6,682	(12,530)	2,282,701	1,118,801	5,874	(4,629)	1,120,046

Held to maturity
Foreign and other bonds	1,000	—	—	1,000	350	—	—	350

Total held to maturity	1,000	—	—	1,000	350	—	—	350

Total securities	$2,289,549	$6,682	$(12,530)	$2,283,701	$1,119,151	$5,874	$(4,629)	$1,120,396

At December 31, 2004, the net unrealized loss on securities available for sale of $5.8 million, net of income taxes of $2.0 million, is included in the Company’s Consolidated Balance Sheets accumulated other comprehensive loss of $7.4 million in equity. At December 31, 2003, the net unrealized gain on securities available for sale of $1.2 million, net of income taxes of $415,000, is included in accumulated other comprehensive income of $829,000 in equity.

The following table presents the age of gross unrealized losses and fair values at December 31, 2004 by investment category.

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government and agency obligations	$171,661	$1,446	$—	$—	$171,661	$1,446
Corporate obligation	43,275	303	9,907	92	53,182	395
Other bonds and obligations	93,719	803	1,974	26	95,693	829
Marketable and trust preferred equity obligations	12,243	535	23,807	542	36,050	1,077
Mortgage-backed securities	911,945	7,306	86,148	1,477	998,093	8,783

Total securities with unrealized losses	$1,232,843	$10,393	$121,836	$2,137	$1,354,679	$12,530

Of the issues summarized above, 298 had unrealized losses for less than twelve months, and 25 had unrealized losses for twelve months or more as of December 31, 2004. Management believes that no individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions. The unrealized loss reported for trust preferred securities

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

relate to securities that are rated A or better, and the unrealized losses on these securities are attributable to changes in interest rates. The Company has the ability to hold the securities contained in the table above for a time necessary to recover the unrealized losses.

As of December 31, 2004, the amortized cost and market values of debt securities and short-term obligations, by contractual maturity, are shown below. Expected maturities may differ from contracted maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004
(In thousands)	Amortized cost	Market value

Available for sale:
Due in one year or less	$148,721	$148,162
Due after one year through five years	142,259	141,196
Due after five years through ten years	19,622	19,613
Due after ten years	61,133	61,102

Mortgage-backed and asset-backed securities	1,743,255	1,739,561

Total available for sale	2,114,990	2,109,634

Held to maturity
Due after one year through five years	500	500
Due after ten years	500	500

Total held to maturity	1,000	1,000

Total debt securities	$2,115,990	$2,110,634

Securities with an amortized cost of $5.2 million and a fair value of $5.2 million at December 31, 2004 were pledged to secure public deposits.

The following is a summary of realized gains and losses on sales of securities available for sale during the periods presented:

	Debt Securities			Equity Securities

(In thousands)	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Year Ended March 31, 2003	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Year Ended March 31, 2003

Realized gains	$987	$140	$1,098	$44	$13	$3,793
Realized losses	(411)	—	—	(4)	—	(116)
Other than temporary declines in fair value	—	—	—	—	—	(924)

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

6.      Loans

         The composition of the Company’s loan portfolio was as follows:

	December 31,
(In thousands)	2004	2003

Residential real estate	$1,576,116	$644,857
Commercial real estate	731,232	295,108
Commercial business	325,835	92,869
Consumer
Home equity and equity lines of credit	475,161	239,584
Other	36,303	35,040

Total consumer	511,464	274,624

Total loans	3,144,647	1,307,458
Allowance for loan losses	(36,163)	(17,669)

Loans, net	$3,108,484	$1,289,789

As of December 31, 2004 and December 31, 2003, the Company’s residential real estate mortgage loan portfolio was entirely collateralized by one to four family homes and condominiums, located predominantly in Connecticut. The commercial real estate loan portfolio was collateralized primarily by multi-family, commercial and investment properties predominantly located in Connecticut. A variety of different assets, including accounts receivable, inventory and property, plant and equipment, collateralized the majority of business loans.

Mortgage Servicing Rights

The components of mortgage servicing rights are as follows:

(In thousands)	Year Ended December 31, 2004	Nine Months Ended December 31, 2003	Year Ended March 31, 2003

Mortgage servicing rights
Balance at beginning of year	$1,933	$2,188	$3,230
Additions	730	273	1,279
Amortization	(588)	(760)	(1,358)
Change in valuation allowance	(17)	232	(963)

Balance, end of period	$2,058	$1,933	$2,188

Valuation reserve
Balance at beginning of year	$(731)	$(963)	$—
Net (additions) reductions	(17)	232	(963)

Balance, end of period	$(748)	$(731)	$(963)

At December 31, 2004 and December 31, 2003 the fair value of the capitalized mortgage servicing rights approximated its carrying value. The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The aggregate of loans serviced for others approximates $287.6 million and $263.8 million as of December 31, 2004 and December 31, 2003 respectively.

Related Party Loans
As of December 31, 2004 and December 31, 2003, loans to related parties totaled approximately $180,000 and $244,000. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, immediate family members and owners of 10% or more of the Company’s stock. For the year ended December 31, 2004 and for the nine months ended December 31, 2003, all related party loans were performing.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

Allowance for Loan Losses
The following is an analysis of the allowance for loan losses for the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 31, 2003:

	December 31 ,		March 31,
(In thousands)	2004	2003	2003

Balance at beginning of period	$17,669	$18,932	$20,805
Net allowances gained through acquisitions	21,498	—	—
Provision charged to operation	600	—	—
Recoveries on loans previously charged off	1,608	1,580	2,135
Loans charged off	(5,212)	(2,843)	(4,008)

Balance at end of period	$36,163	$17,669	$18,932

Nonperforming Assets
Nonperforming assets include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, renegotiated loans due to a weakening in the financial condition of the borrower and other real estate owned. There were no accruing loans included in the Company’s nonperforming assets as of December 31, 2004 and December 31, 2003. As of December 31, 2004 and December 31, 2003, nonperforming assets were:

	December 31,
(In thousands)	2004	2003

Non-accrual loans	$10,233	$5,219
Renegotiated loans	—	270
Other real estate owned	—	23

Total nonperforming assets	$10,233	$5,512

For the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 31, 2003 had interest been accrued at contractual rates on nonaccrual and renegotiated loans, such income would have approximated $562,000, $168,000 and $578,000, respectively. As of December 31, 2004, 2003 and March 31, 2003 no significant additional funds were committed to customers whose loans have been renegotiated or were nonperforming.

Impaired Loans
As of December 31, 2004 and 2003, the recorded investment in loans considered to be impaired was approximately $7.5 million and $4.6 million, respectively. As of December 31, 2004 and 2003, all loans considered impaired by the Company had an allowance for loan losses totaling approximately $396,000 and $1.4 million, respectively. The average recorded investment in impaired loans for the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 31, 2003 was approximately $7.1 million, $2.1 million and $5.0 million, respectively. For the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 31, 2003 interest income recognized on impaired loans was approximately $648,000, $273,000 and $202,000, respectively. As of December 31, 2004, there were no commitments to lend additional funds for loans considered impaired.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

7.     Premises and Equipment

As of December 31, 2004 and 2003, premises and equipment consisted of:

	December 31,
(In thousands)	2004	2003

Land and land improvements	$4,379	$1,446
Buildings	61,265	41,295
Furniture and equipment	41,279	25,978
Leasehold improvements	4,787	3,257

	111,710	71,976
Less accumulated depreciation and amortization	(58,006)	(37,857)

Premises and equipment, net	$53,704	$34,119

Total depreciation and amortization expenses amounted to $6.4 million for the year ended December 31, 2004, $3.0 million for the nine months ended December 31, 2003 and $3.7 million for the year ended March 31, 2003.

8.     Other Assets

Selected components of other assets are as follows:

	December 31,
(In thousands)	2004	2003

Deferred tax asset	$26,488	$2,560
Current Federal income tax receivable	17,845	534
Accrued interest receivable	21,058	8,894
Receivable arising from securities transactions	4,403	3,379
Investments in Limited partnerships and other investments	6,556	4,186
Mortgage servicing rights	2,058	1,933

9.     Deposits

A summary of deposits by account types is as follows:

	December 31,
(In thousands)	2004	2003

Savings	$942,363	$509,946
Money market	806,035	489,885
NOW	345,539	155,085
Demand	448,670	183,555
Time	1,159,405	476,213

Total deposits	$3,702,012	$1,814,684

A summary of time deposits by remaining period to maturity is as follows:

	December 31,
(In thousands)	2004	2003

Within three months	$248,503	$151,635
After three months, but within one year	502,929	182,582
After one year but within three years	311,588	86,017
After three years	96,385	55,979

Total time deposits	$1,159,405	$476,213

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

As of December 31, 2004 and 2003 time deposits in denominations of $100,000 or more were approximately $243.2 million and $102.9 million respectively. Interest expense paid on these deposits was approximately $5.1 million, $1.8 million and $4.4 million for the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 31, 2003, respectively.

10.    Borrowings

A summary of the Company’s borrowings is as follows:

	December 31,	Weighted	December 31,	Weighted
(In thousands)	2004	Average Rate	2003	Average Rate

FHLB advances (1)	$860,009	3.83%	$252,990	3.88%
Repurchase Agreements	194,972	1.21	22,753	0.86
Mortgage Loans Payable	1,830	5.51	1,938	5.51
Junior Subordinated Debentures issued to affiliated trusts (2)	8,005	8.04	—	—

Total borrowings	$1,064,816	3.38%	$277,681	3.64%

(1) Includes $23.4 million in fair value adjustment on acquired borrowing
(2) Includes $900,000 in fair value adjustment on acquired borrowing

The following schedule presents the contractual maturities of the Company’s borrowings as of December 31, 2004.

(In thousands)	2005	2006	2007	2008	2009	2010+	Total

FHLB advance Maturities (1)	$57,600	$58,500	$50,682	$106,974	$97,310	$465,527	$836,593
Repurchase Agreements	194,972	—	—	—	—	—	194,972
Mortgage Loans Payable	—	—	—	—	—	1,830	1,830
Junior subordinated debentures issued to affiliated trusts (2)	—	—	—	—	—	7,105	7,105

Total borrowings	$252,572	$58,500	$50,682	$106,974	$97,310	$474,462	$1,040,500

(1)  Balances are contractual maturities and exclude $23.4 million in fair value adjustment on acquired borrowings
(2) Balances are contractual maturities and exclude $900,000 in fair value adjustment on acquired borrowings

FHLB advances are secured by the Company’s investment in FHLB stock and a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally, mortgage loans. At December 31, 2004 and 2003, the Bank was in compliance with the FHLB collateral requirements. At December 31, 2004, the Company can borrow an additional $233.3 million from the FHLB, inclusive of a line of credit of approximately $25.2 million. Additional borrowing capacity would be available by pledging eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window which was approximately $22.8 million as of December 31, 2004, all of which was available on that date.

11.    Employee Benefits

The Company provides various defined benefit pension plans and postretirement benefit plans (postretirement health and life insurance benefits) to substantially all employees, including employees of the former Connecticut Bancshares and Alliance. Former employees of Connecticut Bancshares and Alliance retained as employees of the Company after the acquisition became eligible for the Company’s defined benefit pension plan and postretirement benefit plans as of the merger date, but received no credit for past service except for eligibility and vesting purposes. Plan benefits of the former Connecticut Bancshares and Alliance defined benefit pension plans and postretirement benefit plans have been frozen as of the acquisition date. The Company plans to merge these plans into the Company’s existing plans by July 2005. The fair values of the net liabilities associated with the obligations assumed for the former Connecticut Bancshares and Alliance plans have been recorded as a purchase accounting adjustment.

The Company also has supplemental retirement plans (the “Supplemental Plans”) that provide benefits for certain key executive officers. Benefits under the Supplemental Plans are based on a predetermined formula. The benefits under the Supplemental Plans are reduced by other benefits. The liability arising from these plans is being accrued over the participants’ remaining periods of service so that at the expected retirement dates, the present value of the annual payments will have been expensed. The Company has amended one of the Supplemental Plans in connection with its conversion to a stock bank to freeze the accrual of benefits. Because future benefits were reduced, this event resulted in a gain of $943,000 being recorded in the three months ending March 31, 2004.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

The following table sets forth changes in the benefit obligation, changes in Plan assets and the funded status of the Plans for the periods ended December 31, 2004 and 2003. The table also provides a reconciliation of the Plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets:

			Supplemental		Other Postretirement
	Qualified Pensions		Retirement Plans		Benefits
(In thousands)	2004	2003	2004	2003	2004	2003

Change in benefit obligation:
Projected benefit obligation at beginning of year	$28,585	$25,397	$8,731	$7,740	$1,368	$1,357
Acquired benefit obligation	49,400	—	2,493	—	4,614	—
Service cost	2,283	722	337	303	119	16
Interest cost	3,746	1,164	532	370	268	54
Plan amendments	659	—	49	—	—	(1)
Actuarial loss (gain)	1,564	2,321	606	569	733	(58)
Benefits paid	(2,596)	(1,019)	(529)	(251)	(192)	—
Curtailments, settlements, special termination benefits	—	—	(2,086)		—	—

Projected benefit obligation at end of year	83,641	28,585	10,133	8,731	6,910	1,368

Change in plan assets:
Fair value of plan assets at beginning of year	24,308	22,689	—	—	—	—
Acquired plan assets	37,568	—	—	—	—	—
Actual return on plan assets	1,838	2,638	—	—	—	—
Employer contributions	—	—	529	251	192	58
Benefits paid	(2,596)	(1,019)	(529)	(251)	(192)	(58)

Fair value of plan assets at end of year	61,118	24,308	—	—	—	—

Funded status at end of year	(22,523)	(4,277)	(10,133)	(8,731)	(6,910)	(1,368)
Employer contributions after measurement date	3,818	—	139	125	98	33
Unrecognized transition obligation	—	(109)			323	375
Unrecognized prior service cost	746	63	112	105	—	—
Unrecognized net actuarial loss (gain)	7,911	4,073	30	—	674	(63)
Additional minimum liability	(5,414)	—	(55)	—	—

Net amount recognized in Company’s consolidated balance sheets	$(15,462)	$(250)	$(9,907)	$(8,501)	$(5,815)	$(1,023)

Accumulated benefit obligation	$78,438	$24,244	$8,903	$7,751	$2,249	$1,368

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

The components of net periodic pension cost for the periods indicated were as follows:

		Nine Months
	Year Ended	Ended	Year Ended
Qualified pension	December 31,	December 31,	March 31,
(In thousands)	2004	2003	2003

Service cost - benefits earned during the period	$2,283	$722	$818
Interest cost on projected benefit obligation	3,746	1,164	1,549
Expected return on plan assets	(4,205)	(1,601)	(2,335)
Amortization and deferral	(133)	15	(126)
Recognized net loss (gain)	93	(103)	(70)
Additional amount due to settlement, curtailment or special termination benefits	—	—	646

Net periodic pension cost	$1,784	$197	$482

Supplemental retirement plans

Service cost - benefits earned during the period	$337	$303	$364
Interest cost on projected benefit obligation	532	370	466
Expected return on plan assets	—	—	—
Amortization and deferral	28	604	439
Recognized net loss	999	—	—
Additional amount due to settlement, curtailment or special termination benefits	(2,033)	—	—
Additional amount recognized due to creation of SERP	1,090	—	—

Net periodic benefit cost	$953	$1,277	$1,269

Other postretirement benefits

Service cost - benefits earned during the period	$119	$16	$24
Interest cost on projected benefit obligation	268	54	64
Expected return on plan assets	—	—	—
Amortization and deferral	52	39	52
Recognized net gain	(5)	(9)	(55)
Additional amount due to settlement, curtailment or special termination benefits	—	—	180

Net periodic benefit cost	$434	$100	$265

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Other
	Qualified	Nonqualified	Postretirement
(In thousands)	Pensions	Pensions	Benefits

2005	$4,073	$555	$695
2006	4,146	554	670
2007	4,257	556	646
2008	4,403	570	530
2009	4,566	596	470
2010 - 2014	26,095	3,603	2,315

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

Significant actuarial assumptions used in determining the actuarial present value of the projected obligation were as follows:

Assumptions used to determine benefit obligations as of December 31

	2004	2003

Discount Rate	5.75%	6.00%
Rate of compensation increase	4.00	4.00

Assumptions used to determine net periodic cost for years ended December 31

	2004	2003

Discount rate (1)	6.00%	6.50%
Expected return on plan assets	8.25	8.50
Rate of compensation increase	4.00	4.00

(1)  Purchase accounting calculation was performed at April 1, 2004 on the acquired pension plans using a discount rate of 5.75%.

Assumed health care cost trend rates at December 31
Health care cost trend rate assumed for next year	12.00%	13.00%
Rate that the cost trend rate gradually declines to	5.00	5.00
Year that the rate reaches the rate it is assumed to remain at	2011	2011

Effect of one-percentage change in assumed health care cost trend rates in 2004

	1%	1%
(In thousands)	Increase	Decrease

Effect on total service and interest components	$16	$(14)
Efect on postretirement benefit obligation	412	(355)

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

The asset allocation of the plan assets reflects the Company’s long-term return expectations and risk tolerance in meeting the financial objectives of the Plan. Plan Assets should be adequately diversified by asset class, sector and industry to reduce the downside risk to total Plan results over short-term time periods, while providing opportunities for long-term appreciation.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

The following table summarizes the Pension Plan weighted-average asset allocation for the periods indicated and the Plan’s long-term asset allocation structure.

	Actual	Actual
	Percentage	Percentage
	of Fair Value	of Fair Value	Allocation
Asset Class	2004	2003	Range

Equity securities	61.0%	60.0%	50 - 70%
Debt securities	37.0	40.0	30 - 50%
Other	2.0	—	—

Cash held by a particular manager will be viewed as belonging to the asset class in which the manager primarily invests. It is expected that individual managers over time will exceed the median return of the appropriate manager universe composed of professionally managed institutional funds in the same asset class and style.

Rebalancing and Investment of New Contributions
It is understood that these asset allocation ranges are guidelines and that deviations may occur periodically as a result of market movements. In order to balance the benefits of rebalancing with associated transaction costs, assets will be rebalanced if they are outside the range noted above based on quarter-end market values. In addition, the Retirement and Investment Committee reserves the right to rebalance at any time it deems necessary and prudent. New contributions to the Plan Assets will be invested in a manner that rebalances the Plan Assets to the greatest extent possible.

Plan Contributions
The Company expects to contribute $112,000 to the pension plan, $555,000 to the SERP and $695,000 to its other postretirement plan in 2005.

Savings and Profit Sharing Plan
 The NewAlliance Bank 401(k) Savings Plan (The “Savings Plan”) is a tax qualified profit sharing plan with a qualified cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. The Savings Plan currently provides participants with savings and retirement benefits based on employee deferrals of compensation, a matching feature provided through the Company’s ESOP and other discretionary contributions.

Cash contributions made by the Company to the Savings Plan maintained for employees meeting certain eligibility requirements amounts to $104,000 for the year ended December 31, 2004, $433,000 for the nine months ended December 31, 2003, and $511,000 for the year ended March 31, 2003.

Employee Stock Ownership Plan
 In connection with the conversion of the Bank to a state-chartered stock bank, the Company established an ESOP to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Company’s discretionary contributions to the ESOP over a period of 30 years. The unallocated ESOP shares are pledged as collateral on the loan.

At December 31, 2004, the loan had an outstanding balance of $108.4 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the nine months ending December 31, 2004 was approximately $2.3 million. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

The ESOP shares as of December 31, 2004 were as follows:

Shares released for allocation	165,924
Unallocated shares	7,288,638

Total ESOP shares	7,454,562

Market value of unallocated shares at December 31, 2004 (in thousands)	$111,516

12.    Income Taxes

The components of income tax expense are summarized as follows:

		Nine Months
	Year Ended	Ended	Year Ended
	December 31,	December 31,	March 31,
(In thousands)	2004	2003	2003

Current tax expense:
Federal	$6,297	$5,191	$10,454
State	78	(286)	(275)

Total current	6,375	4,905	10,179

Deferred tax (benefit) expense net of valuation reserve:
Federal	(5,851)	1,084	2,182
State	—	—	—

Total deferred	(5,851)	1,084	2,182

Total income tax expense	$524	$5,989	$12,361

For the year ended December 31, 2004, the nine months ended December 31, 2003 and for the year ended March 31, 2003, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

		Nine Months
	Year Ended	Ended	Year Ended
	December 31,	December 31,	March 31,
(In thousands)	2004	2003	2003

Provision for income taxes at statutory rate	$1,608	$6,323	$12,683
Increase (decrease) in taxes resulting from:
State income tax expense (benefit)	50	(186)	(179)
Dividends received deduction	(275)	(88)	(185)
Bank -owned life insurance	(640)	—	—
Low income housing and other tax credits	(261)	(292)	(255)
Other, net	42	232	297

Provision for income taxes	$524	$5,989	$12,361

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

The tax effects of temporary differences and tax carryforwards that give rise to deferred tax assets and liabilities are presented below:

	December 31,
(In thousands)	2004	2003

Deferred tax assets:
Bad debts	$14,589	$7,065
Core deposit intangible asset amortization	122	200
Pension and post retirement benefits	12,676	4,614
Investment writedowns	—	80
Certificate of deposits	4,594	—
Borrowings	14,120	—
Noncompete agreements	2,090	—
Charitable contribution carryover	20,984	—
Federal net operating loss carryover	1,711	—
State net operating loss carryover	6,071	3,329
Unrealized loss on securities	2,048	—
Other, net	135	95

Total gross deferred tax assets	79,140	15,383
Less valuation allowance	(14,096)	(3,743)

Total deferred tax assets (after valuation allowance)	65,044	11,640
Deferred tax liabilities:
Unrealized gain on securities	—	415
Core deposit intangible	19,682	—
Loans	3,792	—
Premises and equipment, principally due to difference in depreciation	681	703
Mortgage servicing rights	407	341
Limited partnerships	4,334	3,952
Net deferral of loan origination costs	3,006	2,991
Accrued dividends	164	60
Bond accretion	762	618
Investments	5,728	—

Total gross deferred tax liabilities	38,556	9,080
Net deferred tax asset	$26,488	$2,560

The allocation of deferred tax benefit involving items charged to income, items charged directly to stockholders’ equity and items charged to goodwill are as follows:

	Year Ended		Nine Months Ended		Year Ended
	December 31,		December 31,		March 31,
	2004		2003		2003

(In thousands)	Federal	State	Federal	State	Federal	State

Deferred tax (benefit) expense allocated to:
Stockholders’ equity	$(6,893)	$—	$(1,229)	$—	$(446)	$—
Goodwill	(11,184)	—	—	—	—	—
Income	(5,851)	—	1,084	—	2,182	—

Total deferred tax (benefit) expense	$(23,928)	$—	$(145)	$—	$1,736	$—

Management believes it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

The Company has federal net operating loss carryforwards of $4.9 million at December 31, 2004, which expire in 2024. This carryforward is from the acquisition of Alliance and is subject to limitation under Internal Revenue Code Section 382. The yearly limitation on usage of the net operating loss is $3.3 million. The Company has state net operating loss carryforwards at December 31, 2004 of $124.5 million of which $68.2 million expires between 2020 and 2024 and $56.3 million expires in 2025. As of December 31, 2004 and 2003, the Company had a valuation allowance of $8.9 million and $3.7 million, respectively, against its state deferred tax asset, including the state net operating loss carryforwards, in connection with the creation of a Connecticut passive investment company pursuant to legislation enacted in 1998. Under this legislation, Connecticut passive investment companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax. During 2004, the Company increased its valuation allowance by $5.2 million to offset an increase in the state deferred tax asset attributable to net deductible temporary differences and net operating loss carryforwards arising during the year.

At December 31, 2004, the Company has charitable contribution carryforwards of $55.0 million, which expire in 2009. The utilization of charitable contributions for any tax year is limited to 10% of taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. A corporation is permitted to carry over to the five succeeding tax years contributions that exceeded the 10% limitation, but deductions in those years are also subject to the maximum limitation. During 2004 the Company established a valuation allowance of $4.9 million against charitable contributions that are expected to expire in 2009 unused. This increase in the charitable contributions and resulting valuation allowance do not have an impact on earnings because the benefit of the additional tax basis, and the corresponding valuation allowance, are included in Stockholders’ Equity.

Also as of December 31, 2004, there is a partial valuation allowance of $321,000 for the tax effect of capital loss carryforwards associated with realized and unrealized capital losses on equity securities. $180,000 of this partial valuation allowance does not have an impact on earnings.

A deferred tax liability has not been recorded for the tax reserve for bad debts of approximately $49.6 million that arose in tax years beginning before December 31, 1987 (the “base year amount”). A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. The base year amount will only be recognized into taxable income if the Bank ceases to be a bank or if the Bank makes distributions of property to a shareholder with respect to its stock that is in excess of the Bank’s earnings and profits accumulated in taxable years beginning after December 31, 1951. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.

13.     Commitments and Contingencies

Cash and Due from Banks Withdrawal and Usage Restrictions
The Company is required to maintain reserves against its transaction accounts and non-personal time deposits. As of December 31, 2004, and 2003, the Company was required to have deposits at the Federal Reserve Bank of approximately $33.0 million and $9.9 million, respectively, to meet these requirements.

Leases
The Company leases certain of its premises and equipment under lease agreements, which expire at various dates through September 30, 2012. The Company has the option to renew certain of the leases at fair rental values. Rental expense was approximately $2.2 million for the year ended December 31, 2004, $708,000 for the nine months ended December 31, 2003 and $1.0 million for the year ended March 31, 2003.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

Future minimum payments, by fiscal year in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following:

(In thousands)	Amount

2005	$1,978
2006	1,384
2007	1,055
2008	753
2009	445
thereafter	651

Total	$6,266

Loan Commitments and Letters of Credit
The table below shows commitments to extend credit and standby letters of credit as of December 31, 2004.

	At December 31,
(In thousands)	2004	2003

Real estate loan commitments	$34,724	$36,167
Consumer loan commitments	13,141	—
Commercial loan lines of credit	179,824	49,168
Unused portion of home equity loans	280,286	143,827
Unused portion of construction loans	71,768	18,773
Unused checking overdraft lines of credit	7,552	3,454
Commercial letters of credit	8,103	5,138
Commercial loan commitments	—	4,217
ACH lines	7,305	—

Total loan and letter of credit commitments	$602,703	$260,744

Forward sale commitments are entered into with respect to certain individual residential loan origination commitments, with delivery conditional on the closing of the related loans. The forward sale commitments generally require delivery within 60 days from application of the related loan, and conformity with standard secondary market guidelines including loan documentation. The total outstanding amount of forward mortgage sale commitments was $1.1 million at December 31, 2004 and $90,000 at December 31, 2003. The Company has no other off-balance sheet financial instruments that qualify as derivative instruments. Changes in the fair value of forward sale commitments and related origination commitments are equal in amount due to the Bank’s practice of entering into a sale commitment at the time it issues an origination commitment for a particular loan. Forward sales commitments related to closing loans are accounted for as fair value hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Because the forward sale commitments relate to specific closed loans, changes in the fair value of the forward commitments offset changes in the fair value of the related loans.

These financial instruments involve, to varying degrees, elements of credit and interest rate risk. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for existing loans. Credit risk related to these financial instruments is controlled through credit approvals, limits and monitoring procedures and the receipt of collateral when deemed necessary.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the customer.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

Collateral held varies but may include income producing commercial properties, accounts receivable, inventory and property, plant and equipment.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in existing loan facilities to customers. The Company holds real estate and marketable securities as collateral supporting those commitments for which collateral is deemed necessary.

Investment Commitments
As of December 31, 2004, and 2003, the Company was contractually committed under four limited partnership agreements to make additional partnership investments of approximately $4.2 million and $1.3 million, respectively.

Litigation
There are various legal proceedings and unasserted claims against the Bank arising out of its business. Although it is not feasible to predict with certainty the outcome of any of these cases, in the opinion of management and based on discussions with legal counsel, the outcome of these matters is not expected to result in a material adverse effect on the financial position or future operating results of the Company.

A conversion-related civil action was brought against the Bank in June 2004. This action is in U.S. District Court, New Haven, Connecticut. The plaintiffs are 10 entities who claim that their right to purchase stock in the Bank’s conversion offering was improperly limited by the Bank because of its allegedly wrongful determination that those entities were acting in concert with other entities whose subscription rights were also restricted. The plaintiffs seek monetary damages based on the number of shares they allege they should have been allowed to purchase multiplied by the stock’s initial appreciation following the conversion. The Bank disputes the plaintiffs’ allegations and intends to defend the case vigorously and believes that resolution of this case will not have a significant effect on the Company’s financial statements. The case is at an early stage and will be tried in the ordinary course of the Court’s business.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

14.    Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets. Management believes that as of December 31, 2004 and December 31, 2003 the Company and the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no events or conditions, which have occurred subsequent to the notification that would change the Bank’s capital category. The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 and the Company’s actual capital amounts and ratios as of December 31, 2004, compared to the required amounts and ratios for minimum capital adequacy and for classification as a well capitalized institution:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank

As of December 31, 2004:
Tier 1 Capital (to Average Assets)	$577,347	10.0%	$231,248	4.0%	$289,060	5.0%
Tier 1 Capital (to Risk Weighted Assets)	577,347	16.5	139,991	4.0	209,987	6.0
Total Capital (to Risk Weighted Assets)	613,510	17.5	279,982	8.0	349,978	10.0

As of December 31, 2003:
Tier 1 Capital (to Average Assets)	404,268	16.1	100,435	4.0	125,544	5.0
Tier 1 Capital (to Risk Weighted Assets)	404,268	27.0	59,996	4.0	89,994	6.0
Total Capital (to Risk Weighted Assets)	422,216	28.2	119,992	8.0	149,990	10.0

NewAlliance Bancshares, Inc.

As of December 31, 2004:
Tier 1 Capital (to Average Assets)	$946,496	16.3%	$231,958	4.0%	$289,948	5.0%
Tier 1 Capital (to Risk Weighted Assets)	946,496	27.0	140,308	4.0	210,462	6.0
Total Capital (to Risk Weighted Assets)	989,764	28.2	280,615	8.0	350,769	10.0

Dividends
The Company and the Bank are subject to dividend restrictions imposed by various regulators. Connecticut banking laws limit the amount of annual dividends that the Bank may pay to the Company to an amount that approximates the Bank’s net income retained for

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

the current year plus net income retained for the two previous years. In addition, the Bank may not declare or pay dividends on, and the Company may not repurchase any of its shares of its common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

Liquidation Account
As part of the conversion to a stock bank on April 1, 2004, the Bank established a liquidation account for the benefit of account holders in an amount equal to the Bank’s capital of $403.8 million as of September 30, 2003. The liquidation account will be maintained for a period of ten years after the conversion for the benefit of those deposit account holders who qualified as eligible account holders at the time of the conversion and who have continued to maintain their eligible deposit balances with the Bank following the conversion. The liquidation account, which totaled $253.4 million at December 31, 2004 is reduced annually by an amount equal to the decrease in eligible deposit balances, notwithstanding any subsequent increases in the account. In the event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive his/her proportionate interest in the liquidation account, after the payment of all creditors’ claims, but before distributions to the Company as the sole stockholder of the Bank. The Bank may not declare or pay a dividend on its capital stock if its effect would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account.

15.    Other Comprehensive Income

The following tables summarize components of other comprehensive (loss) income and the related tax effects for the year ended December 31, 2004, the nine month period ended December 31, 2003, and for the year ended March 31, 2003.

		Nine Months
	Year Ended	Ended	Year Ended
	December 31,	December 31,	March 31,
(In thousands)	2004	2003	2003

Net income	$4,069	$12,076	$23,877
Other comprehensive (loss) income, before tax:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(6,477)	(3,301)	2,579
Reclassification adjustment for gains included in net income	(616)	(153)	(3,851)
Minimum pension liability adjustment	(5,469)	—	—

Other comprehensive loss before tax	(12,562)	(3,454)	(1,272)
Income tax benefit net of valuation allowance (1)	4,324	1,229	446

Other comprehensive loss, net of tax	(8,238)	(2,225)	(826)
Comprehensive (loss) income	$(4,169)	$9,851	$23,051

(1)

Income tax benefit related to securities losses was $2.4 million, $1.2 million and $446,000, respectively for the year ended December 31, 2004, the nine months ended December 31, 2003 and the year ended March 31, 2003. Income tax benefit related to the minimum pension liability was $1.9 million for the year ended December 31, 2004 and $0 for the nine months ended December 31, 2003 and the year ended March 31, 2003. Included in the income tax benefit related to securities losses for the year ended December 31, 2004 is a valuation allowance of $53,000 for the tax effects of unrealized capital losses on equity securities.

16.    Disclosures About Fair Value of Financial Instruments

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. When available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by companies to independent markets and, in certain cases, could not be realized in an immediate sale of the instrument.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company.

The following methods and assumptions were used by management to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents
Carrying value is assumed to represent fair value for cash and due from banks and sort-term investments, which have original maturities of 90 days or less.

Investment securities
Fair values of securities are based on quoted market prices or dealer quotes, except for FHLB stock, which is assumed to have a fair value equal to its carrying value.

Loans held for sale
The fair value of performing residential mortgage loans held for sale is estimated using quoted market prices provided by government-sponsored entities.

Accrued income receivable
Carrying value is assumed to represent fair value.

Loans
The fair value of the net loan portfolio is determined by discounting the estimated future cash flows using the prevailing interest rates as of year-end at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of nonperforming loans is estimated using the Bank’s prior credit experience.

Deposits
The fair value of demand, non-interest bearing checking, savings and certain money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using rates offered for deposits of similar remaining maturities as of year-end.

Borrowed Funds
The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings.

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of the periods presented:

	December 31, 2004		December 31, 2003
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amounts	Fair Value	Amounts	Fair Value

Financial Assets
Cash and due from banks	$101,099	$101,099	$46,634	$46,634
Short-term investments	100,000	100,000	13,000	13,000
Investment securities	2,283,701	2,283,701	1,120,396	1,120,396
Loans held for sale	501	501	90	90
Loans, net	3,108,484	3,174,370	1,289,789	1,303,498
Accrued income receivable	21,058	21,058	8,894	8,894
Financial Liabilities
Demand, non-interest-bearing checking, savings and money market deposits	$2,542,607	$2,542,607	$1,338,471	$1,338,471
Time deposits	1,159,405	1,151,151	476,213	480,967
Borrowed funds	1,064,816	1,052,220	277,681	281,846

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

17.    Selected Quarterly Consolidated Information (unaudited)

The following table presents quarterly financial information of the Company for 2004 and 2003:

	For the Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands)	2004	2004	2004	2004

Interest and dividend income	$62,137	$60,822	$58,015	$27,058
Interest expense	18,585	18,255	16,955	8,017

Net interest income before provision for loan losses	43,552	42,567	41,060	19,041
Provision for loan losses	300	—	—	300

Net interest income after provision for loan losses	43,252	42,567	41,060	18,741
Non-interest income	9,674	10,629	11,429	3,976
Non-interest expense	36,055	40,920	79,985	19,775

Income (loss) before taxes	16,871	12,276	(27,496)	2,942
Income tax provision (benefit)	5,309	4,143	(9,893)	965

Net income (loss)	$11,562	$8,133	$(17,603)	$1,977

	For the Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands)	2003	2003	2003	2003

Interest and dividend income	$26,477	$25,170	$26,220	$26,703
Interest expense	7,541	7,203	7,515	8,137

Net interest income before provision for loan losses	18,936	17,967	18,705	18,566
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	18,936	17,967	18,705	18,566
Non-interest income	4,101	4,579	3,562	5,532
Non-interest expense	18,525	17,091	14,169	15,155

Income before taxes	4,512	5,455	8,098	8,943
Income taxes	1,336	1,867	2,786	3,102

Net income	$3,176	$3,588	$5,312	$5,841

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

18.    Earnings per share

The following is an analysis of the Company’s basic EPS for the quarters presented:

The Company had no dilutive or anti-dilutive common shares outstanding during any of the quarters presented. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share for the year ended December 31, 2004, the nine months ended December 31, 2003 or the year ended March 31, 2003 is not presented, as the Company had no shares outstanding until the second quarter of 2004. Earnings per share for the period April 1 through December 31, was calculated using net income and weighted average shares outstanding from the date of conversion through December 31, 2004.

	Three Months Ended	Three Months Ended	Three Months Ended	For the period
	December 31,	September 30,	June 30,	April 1 through
	2004	2004	2004	December 31, 2004

	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$11,562	$8,133	$(17,603)	$2,092
Weighted-average common shares	106,808,387	106,746,263	105,998,532	106,519,615
Net income (loss) per common share:
Basic	$0.11	$0.08	$(0.17)	$0.02
Diluted	0.11	0.08	(0.17)	0.02

19.    Parent Company Statements

The parent company began operations on April 1, 2004 in conjunction with the Bank’s mutual-to-stock conversion and the Parent Company’s subscription and direct community offering of its common stock. The following represents the Parent Company’s balance sheet as of December 31, 2004, and statements of income and cash flows for the period April 1, 2004 through December 31, 2004.

Balance Sheet
December 31,
(In thousands)	2004

Assets
Cash and cash equivalents	$326,152
Investment securities	11,185
Investment in subsidiaries	1,047,238
Other assets	39,295

Total assets	$1,423,870

Liabilities and shareholders’ equity
Accrued interest and other liabilities	$393
Borrowings	7,105
Shareholders’ equity	1,416,372

Total liabilities and shareholders’ equity	$1,423,870

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

Income Statement
For the period April 1 through
December 31,
(In thousands)	2004

Revenues
Interest on investments	$3,626
Other income	28

Total revenues	$3,654

Expenses
Contribution to NewAlliance Foundation	$40,000
Interest on long term notes and debentures	528
Other expenses	922

Total expenses	$41,450

Loss before tax benefit and equity in undistributed
net income of subsidiaries	(37,796)
Income tax benefit	(13,370)

Loss before equity in undistributed net income of subsidiaries	(24,426)

Equity in undistributed net income of subsidiaries	28,495

Net income	$4,069

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 and March 31, 2003

Statement of Cash Flows	For the period April 1 through
December 31,
(In thousands)	2004

Cash flows from operating activities
Net income	$4,069
Adjustments to reconcile net income to net cash provided by operating activities
Contribution of common stock to the Charitable Foundation	40,000
Undistributed income of NewAlliance Bank	(28,495)
Distribution of ESOP shares	2,433
Increase in deferred tax benefit	(10,445)
Amortization of investment securities, net	84
Net change in other assets and other liabilities	7,514

Net cash provided by operating activities	15,160

Cash flows from investing activities
Purchase of available for sale securities	(30)
Proceeds from maturities and principal reductions of available for sale securities	17,295
Net investment in bank subsidiary	(675,911)

Net cash used in investing activities	(658,646)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	1,087,626
Acquisition of common stock by ESOP	(109,451)
Cash dividends paid	(8,537)

Net cash provided by financing activities	969,638

Net increase in cash and cash equivalents	326,152
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$326,152

Supplemental disclosures of cash flow information:
Cash paid for interest	401

20.    Acquisition of Trust Company of Connecticut

On March 9, 2005, the Company announced that it had signed a definitive agreement to acquire Trust Company of Connecticut for approximately $19.3 million in cash and stock. At least 51% of the consideration for the acquisition will be in Company stock. At the end of 2004, Trust Company of Connecticut had over $700 million in assets under management. After the acquisition, which is expected to close sometime early in the third quarter, the Bank’s trust division expects to have over $1 billion in assets under management. The transaction is subject to regulatory approval and the approval by Trust Company of Connecticut shareholders.

Under the agreement, Trust Company of Connecticut will continue to be based in Hartford, keep its name and operate as a separate trust division of the Bank within the Wealth Management Group.

(c)      Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
3.1
Amended and Restated Certificate of Incorporation of NewAlliance Bancshares, Inc. Incorporated herein by reference is Exhibit 3.1 filed with the Company’s quarterly Report on Form 10-Q, filed August 13, 2004.

3.2	Bylaws of NewAlliance Bancshares, Inc. Incorporated herein by reference is Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.
4.1	See Exhibit 3.1, Amended and Restated Certificate of Incorporation and Exhibit 3.2, Bylaws of NewAlliance Bancshares, Inc.
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

10.5
New Haven Savings Bank Executive Incentive Plan. Incorporated herein by reference is Exhibit 10.6 filed with Pre- Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.

10.6
Employee Severance Plan. Incorporated herein by reference is Exhibit 10.8 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.

10.7.1
Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Peyton R. Patterson, effective April 1, 2004. Incorporated herein by reference is Exhibit 10.1.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.

10.7.2
Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Merrill B. Blanksteen, effective April 1, 2004. Incorporated herein by reference is Exhibit 10.1.2 filed with the Company’s Quarterly Report on form 10-Q, filed August 13, 2004.

10.7.3
Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Gail E.D. Brathwaite, effective April 1, 2004. Incorporated herein by reference is Exhibit 10.1.3 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.

10.7.4
Employment Agreement between NewAlliance Bank and David H. Purcell, effective April 1, 2004. Incorporated herein by reference is Exhibit 10.1.4 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.

10.7.5
Employment Agreement between NewAlliance Bank and Diane L. Wishnafski, effective April 1, 2004. Incorporated herein by reference is Exhibit 10.1.5 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.

10.7.6
Employment Agreement between NewAlliance Bank and Brian S. Arsenault, effective April 1, 2004. Incorporated herein by reference is Exhibit 10.1.6 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.

10.7.7
Employment Agreement between NewAlliance Bank and J. Edward Diamond, effective April 1, 2004. Incorporated herein by reference is Exhibit 10.1.7 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.

10.7.8
Employment Agreement between NewAlliance Bank and Donald T. Chaffee, effective April 1, 2004. Incorporated herein by reference is Exhibit 10.1.8 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.

10.7.9
Change In Control Agreement between NewAlliance Bank and Koon-Ping Chan, effective April 1, 2004. Incorporated herein by reference is Exhibit 10.7.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.

10.7.10
Change In Control Agreement between NewAlliance Bank and Paul A. McCraven, effective April 1, 2004. Incorporated herein by reference is Exhibit 10.7.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.

14	Code of Ethics for Senior Financial Officers. Incorporated herein by reference is Exhibit 14 filed with the Company’s Annual Report on Form 10-KT, filed March 30, 2004.
21	Subsidiaries of NewAlliance Bancshares, Inc. and NewAlliance Bank (filed herewith).
31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).
32.2	Certification of Merrill B. Blanksteen pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Merrill B. Blanksteen pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Name	Title	Date
/s/ Peyton R. Patterson	Chairman of the Board, President and	March 14, 2005
Peyton R. Patterson	Chief Executive Officer
(principal executive officer)

/s/ Merrill B. Blanksteen	Executive Vice President, Chief Financial	March 14, 2005
Merrill B. Blanksteen	Officer and Treasurer
(principal financial officer)

/s/ Mark F. Doyle	Senior Vice President and Chief Accounting	March 14, 2005
Mark F. Doyle	Officer
(principal accounting officer)

/s/ Roxanne J. Coady	Director	March 14, 2005
Roxanne J. Coady

/s/ John F. Croweak	Director	March 14, 2005
John F. Croweak

/s/ Sheila B. Flanagan	Director	March 14, 2005
Sheila B. Flanagan

/s/ Richard J. Grossi	Director	March 14, 2005
Richard J. Grossi

/s/ Robert J. Lyons, Jr.	Director	March 14, 2005
Robert J. Lyons, Jr.

/s/ Eric A. Marziali	Director	March 14, 2005
Eric A. Marziali

/s/ Julia M. McNamara	Director	March 14, 2005
Julia M. McNamara

/s/ Gerald B. Rosenberg	Director	March 14, 2005
Gerald B. Rosenberg

/s/ Joseph H. Rossi	Director	March 14, 2005
Joseph H. Rossi

/s/ Robert N. Schmalz	Director	March 14, 2005
Robert N. Schmalz

/s/ Cornell Scott	Director	March 14, 2005
Cornell Scott

/s/ Nathaniel D. Woodson	Director	March 14, 2005
Nathaniel D. Woodson

/s/ Joseph A. Zaccagnino	Director	March 14, 2005
Joseph A. Zaccagnino

THIS PAGE LEFT INTENTIONALLY BLANK.