Form 10-Q
period 2005-03-31
NEWALLIANCE BANCSHARES INC
filed 2005-05-10
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to __________.

Commission File Number: 000-50610

NEWALLIANCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-2407114

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510

(Address of principal executive officers)	(Zip Code)

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

[ X ] Yes	[ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes	[ X ] No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock (par value $.01)	114,158,736

Class	Outstanding at May 10, 2005

Part I – FINANCIAL INFORMATION

SIGNATURES

EXHIBITS

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data) (Unaudited)	2005	2004

Assets
Cash and due from banks, noninterest bearing	$121,560	$101,099
Short-term investments	75,798	100,000

Cash and cash equivalents	197,358	201,099
Investment securities available for sale (note 5)	2,511,071	2,282,701
Investment securities held to maturity	3,625	1,000
Loans held for sale	2,453	501
Loans (note 6)
Residential real estate	1,575,324	1,576,116
Commercial real estate	731,102	731,232
Commercial business	319,153	325,835
Consumer	519,627	511,464

Total loans	3,145,206	3,144,647
Less allowance for loan losses	(36,679)	(36,163)

Total loans, net	3,108,527	3,108,484
Premises and equipment, net	54,267	53,704
Cash surrender value of bank owned life insurance	55,521	54,965
Goodwill (note 7)	418,540	417,307
Identifiable intangible assets (note 7)	52,696	56,003
Other assets (note 8)	86,915	88,364

Total assets	$6,490,973	$6,264,128

Liabilities
Deposits (note 9)
Non-interest bearing	$430,128	$448,670
Savings, interest-bearing checking and money market	2,047,874	2,093,937
Time	1,270,639	1,159,405

Total deposits	3,748,641	3,702,012
Short-term borrowings (note 10)	147,726	199,972
Long-term borrowings (note 10)	1,113,055	864,844
Other liabilities	69,967	80,928

Total liabilities	5,079,389	4,847,756
Commitments and contingencies (note 13)	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000,000 shares; issued 114,158,736 shares at March 31, 2005 and December 31, 2004	1,142	1,142
Additional paid-in capital	1,128,935	1,128,953
Unallocated common stock held by ESOP	(106,100)	(107,018)
Retained earnings	409,056	400,704
Accumulated other comprehensive loss (note 15)	(21,449)	(7,409)

Total stockholders’ equity	1,411,584	1,416,372

Total liabilities and stockholders’ equity	$6,490,973	$6,264,128

See accompanying notes to unaudited consolidated interim financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except share data) (Unaudited)	2005	2004

Interest and dividend income
Real estate mortgage loans	$20,367	$8,227
Commercial real estate loans	10,663	4,602
Commercial business loans	4,518	1,277
Consumer loans	6,530	3,169
Investment securities	22,152	9,685
Short-term investments	424	97

Total interest and dividend income	64,654	27,057

Interest expense
Deposits	10,792	5,248
Borrowings	9,659	2,769

Total interest expense	20,451	8,017

Net interest income before provision for loan losses	44,203	19,040

Provision for loan losses	-	300

Net interest income after provision for loan losses	44,203	18,740

Non-interest income
Depositor service charges	4,985	1,800
Loan and servicing income	820	92
Trust fees	565	551
Investment and insurance fees	1,799	654
Bank owned life insurance	592	-
Rent	765	759
Net loss on limited partnerships	(22)	-
Net securities gains	8	36
Net gain on sale of loans	44	35
Other	282	48

Total non-interest income	9,838	3,975

Non-interest expense
Salaries and employee benefits (note 11)	15,695	8,614
Occupancy	3,390	1,890
Furniture and fixtures	1,560	1,112
Outside services	4,673	2,298
Advertising, public relations, and sponsorships	1,061	373
Amortization of identifiable intangible assets	3,307	7
Conversion and merger related charges	480	3,964
Other	3,296	1,516

Total non-interest expense	33,462	19,774

Income before income taxes	20,579	2,941

Income tax expense	6,885	964

Net income	$13,694	$1,977

Earnings per share (basic and diluted)	$0.13	N/A

Weighted-average shares outstanding (basic and diluted)	106,870,790	N/A

Dividends per share	$0.05	N/A

See accompanying notes to unaudited consolidated interim financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated		Accumulated
			Additional	Common		Other	Total
For the Three Months Ended March 31, 2005		Common	Paid-in	Stock Held	Retained	Comprehensive	Stockholders’
(In thousands, except share data) (Unaudited)	Shares	Stock	Capital	by ESOP	Earnings	Loss	Equity

Balance December 31, 2004	114,158,736	$1,142	$1,128,953	$(107,018)	$400,704	$(7,409)	$1,416,372

Allocation of ESOP shares			(2)	918			916
Tax effect of ESOP shares released			(16)				(16)
Dividends declared ( $0.05 per share)					(5,342)		(5,342)

Comprehensive income:
Net income					13,694		13,694
Other comprehensive loss, net of tax (note 15)						(14,040)	(14,040)

Total comprehensive loss							(346)

Balance March 31, 2005	114,158,736	$1,142	$1,128,935	$(106,100)	$409,056	$(21,449)	$1,411,584

See accompanying notes to unaudited consolidated interim financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands) (Unaudited)	2005	2004

Cash flows from operating activities
Net income	$13,694	$1,977
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	300
Provision for OREO losses	-	(3)
ESOP expense	916	-
Release of ESOP shares, tax effect	(16)	-
Amortization of identifiable intangible assets	3,307	6
Accretion of fair market adjustments from acquisitions and assets acquired	(2,367)	-
Loss on sales of other real estate owned	-	6
Depreciation and amortization	1,480	1,042
Change in deferred income taxes	528	945
Net amortization/accretion on investment securities	2,009	201
Net securities gains	(8)	(36)
Net gain on sales of performing loans	(44)	(35)
Decrease (increase) in other assets	7,360	(13,654)
Provision for loss on limited partnerships	22	-
Increase in cash surrender value of bank owned life insurance	(592)	-
Decrease in other liabilities	(11,112)	(5,258)

Net cash provided (used) by operating activities	15,177	(14,509)

Cash flows from investing activities
Proceeds from maturity of available for sale securities	55,847	3,778,147
Proceeds from sales and calls of available for sale securities	7,846	-
Proceeds from principal reductions of available for sale securities	110,928	56,550
Purchase of available for sale securities	(429,167)	(4,699,157)
Proceeds from bank owned life insurance	6	-
Proceeds from sales of held for sale loans	11,398	743
Net increase in loans	(14,192)	(26,076)
Proceeds from sales of other real estate owned	-	20
Disposal of premises and equipment	181	-
Purchases of premises and equipment	(2,221)	(619)

Net cash used in investing activities	(259,374)	(890,392)

Cash flows from financing activities
Net increase in deposits	48,450	1,619,659
Net (decrease) increase in short-term borrowing	(52,246)	30,752
Proceeds from borrowed funds	274,195	380,829
Repayments of borrowed funds	(24,601)	(344,406)
Dividends paid	(5,342)	-

Net cash provided by financing activities	240,456	1,686,834

Net (decrease) increase in cash and cash equivalents	$(3,741)	$781,933

Cash and equivalents, beginning of period	$201,099	$59,634

Cash and equivalents, end of period	$197,358	$841,567

See accompanying notes to unaudited consolidated interim financial statements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Interim Financial Statements

1.	Financial Statement Presentation

The accompanying unaudited Consolidated Interim Financial Statements set forth the accounts of NewAlliance Bancshares, Inc. and subsidiaries (the “Company”) including its main wholly-owned subsidiary, NewAlliance Bank (the “Bank”), formerly New Haven Savings Bank. The Consolidated Interim Financial Statements and the accompanying Notes have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of interim periods presented have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Interim Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Interim Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of NewAlliance Bancshares, Inc. could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses, the valuation of mortgage servicing rights and the determination of the obligation for pension and other postretirement benefits. These Consolidated Interim Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in NewAlliance Bancshares’ Annual Report on Form 10-K as of and for the year ended December 31, 2004.

2.	Recent Accounting Pronouncements

On March 30, 2005 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 47 “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. The Company does not expect that the adoption of FIN 47 will have a material impact on the Company’s financial statements.

On March 3, 2005 the FASB issued Staff Position (“FSP”) No. FIN 46 R- 5 “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities”. The FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE. The FSP is effective for the entity’s first reporting period beginning after March 3, 2005. The Company does not expect that the adoption of FSP No. FIN 46 R -5 will have a material impact on the Company’s financial statements.

In December 2004, the FASB issued revised Statement of Financial Accounting Standard (“SFAS”) No. 123,“Share-Based Payment”. The Statement requires entities to measure the cost of employees services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). However, no compensation expense is recognized for equity instruments that do not vest. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in the original SFAS No. 123.

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

On April 14, 2005 the Securities and Exchange Commission issued a new rule that allows companies to delay the implementation of SFAS No. 123R, “Share-Based Payment” to the beginning of the company’s next fiscal year. As of the effective date all public entities will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion outstanding of awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or proforma disclosure purposes. The implementation of SFAS 123R is likely to have a material impact on the Company’s consolidated financial statements in the next fiscal year.

3.	Conversion to Stock Form of Ownership

In 2003, the Company was organized as a Delaware business corporation, in connection with the planned conversion of the Bank, formerly New Haven Savings Bank, from mutual to capital stock form. On April 1, 2004 the Bank completed its Plan of Conversion (the “Plan”) at which time the Bank converted from a state-chartered mutual bank to a state-chartered stock bank and changed its name to NewAlliance Bank. All of the outstanding common stock of the Bank was sold to the holding company, NewAlliance Bancshares, Inc., which sold its stock in accordance with the Plan. All of the stock of the Company issued in the conversion was offered to eligible and supplemental eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in a subscription offering pursuant to subscription rights in order of priority as set forth in the Plan. The Company sold 102,493,750 shares of common stock at $10.00 per share in the conversion offering and contributed 4,000,000 shares of common stock to the NewAlliance Foundation. All of the stock in the offering was purchased by eligible account holders. The Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of eligible employees, which became effective upon the conversion. The ESOP borrowed from NewAlliance Bancshares, Inc. the proceeds necessary to fund the purchase of 7% of the common stock issued. The ESOP did not purchase any shares in the conversion because the offering was oversubscribed, but completed its purchases in the open market on April 19, 2004. The Bank expects to make annual contributions adequate to fund the payment of the regular debt service requirements attributable to the indebtedness of the ESOP.

4.	Business Combinations

The following table summarizes acquisitions completed on or after April 1, 2004.
		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Connecticut Bancshares, Inc.	4/1/2004	$2,541,575	$239,139	$369,042	$56,609	$610,600	-	$610,600
Alliance Bancorp of New England, Inc.	4/1/2004	427,631	26,664	49,498	10,010	191	7,665	76,841

The transactions were accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. The results of Connecticut Bancshares and Alliance are included in the results of the Company subsequent to April 1, 2004, and therefore are not included in the results for the quarter ended March 31, 2004.

Transactions Pending Consummation

On March 8, 2005, the Company entered into a definitive agreement to acquire Trust Company of Connecticut (“Trust Company”), a non depository trust company organized under the laws of the State of Connecticut. Trust Company had $5.9 million of assets and $5.3 million of stockholders’ equity at December 31, 2004. Under terms of the agreement, each outstanding share of Trust Company common stock and each option to purchase Trust Company common stock will be converted into the right to receive stock of the Company, cash or a combination thereof, plus in each case, cash in lieu of any fractional share interests. As a result of the elective option, the merger consideration each Trust Company shareholder elects to receive may be adjusted, if necessary, so that the merger consideration paid is at least 51%, but not more than 75% in Company stock. The aggregate merger consideration is valued at approximately $15.4 million. The definitive agreement does call for an additional merger consideration in the form of additional Company stock or cash, which could increase the aggregate merger consideration to a total value of approximately $19.3 million payable to Trust Company shareholders following December 31, 2005. The amount of the adjustment, if any, is based on certain criteria as more fully described in the definitive agreement. The transaction is subject to all required regulatory approvals, approval of the shareholders of the Trust Company and other customary conditions. The definitive agreement has been approved by the directors of both the Company and Trust Company. The transaction is expected to close in the third quarter of 2005.

On April 12, 2005, the Company entered into a definitive agreement to acquire Cornerstone Bancorp, Inc. (“Cornerstone”), the parent company of Cornerstone Bank. Cornerstone had $211.8 million of assets and $22.6 million of stockholders’ equity at December 31, 2004. Under terms of the agreement, each outstanding share of Cornerstone common stock will be converted into the right to receive 2.518 shares of the Company’s common stock, $35.00 in cash, or a combination thereof, plus in each case, cash in lieu of any fractional share interests. All outstanding options to acquire shares of Cornerstone common stock will be converted into the right to receive a lump sum cash payout in the amount equal to any excess of $35.00 over the per share exercise price of such stock options. As a result of the elective option, the merger consideration each Cornerstone shareholder elects to receive may be adjusted if necessary, so that 70% of the total merger consideration will be paid in Company stock. The aggregate merger consideration is valued at approximately $48.7 million. The transaction is subject to all required regulatory approvals, approval of the shareholders of Cornerstone and other customary conditions. The definitive agreement has been approved by the directors of both the Company and Cornerstone. The transaction is expected to close in the first quarter of 2006.

5.	Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment securities at March 31, 2005 and December 31, 2004, are as follows:

	March 31, 2005				December 31, 2004

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Government and Agency obligations	$186,399	$21	$(2,294)	$184,126	$193,299	$52	$(1,446)	$191,905
Corporate obligations	83,410	77	(1,021)	82,466	93,716	140	(395)	93,461
Other bonds and obligations	144,708	242	(1,323)	143,627	153,559	303	(829)	153,033
Marketable and trust preferred equity securities	181,539	567	(1,020)	181,086	173,559	585	(1,077)	173,067
Mortgage-backed securities	1,942,413	1,829	(24,476)	1,919,766	1,674,416	5,602	(8,783)	1,671,235

Total available for sale	2,538,469	2,736	(30,134)	2,511,071	2,288,549	6,682	(12,530)	2,282,701

Held to maturity
Foreign and other bonds held to maturity	3,625	-	-	3,625	1,000	-	-	1,000

Total held to maturity	3,625	-	-	3,625	1,000	-	-	1,000

Total securities	$2,542,094	$2,736	$(30,134)	$2,514,696	$2,289,549	$6,682	$(12,530)	$2,283,701

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of March 31, 2005.

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government and agency obligations	$78,534	$666	$103,349	$1,628	$181,883	$2,294
Corporate obligation	47,373	675	20,016	346	67,389	1,021
Other bonds and obligations	40,968	548	51,332	775	92,300	1,323
Marketable and trust preferred equity obligations	8,254	171	28,881	849	37,135	1,020
Mortgage-backed securities	1,261,763	15,621	384,534	8,855	1,646,297	24,476

Total securities with unrealized losses	$1,436,892	$17,681	$588,112	$12,453	$2,025,004	$30,134

Of the issues summarized above, 262 issues have unrealized losses for less than twelve months and 142 have unrealized losses for twelve months or more. Management believes that no individual unrealized loss as of March 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions. The unrealized losses reported for trust preferred securities and other bonds and obligations relate to securities that are rated A or better, and the unrealized losses on these securities are attributable to changes in interest rates. The Company has the ability to hold the securities contained in the table for a time necessary to recover the unrealized losses.

6.	Loans

The composition of the Company’s loan portfolio was as follows:
	March 31,	December 31,
(In thousands)	2005	2004

Residential real estate	$1,575,324	$1,576,116
Commercial real estate	731,102	731,232
Commercial business	319,153	325,835
Consumer:
Home equity and equity lines of credit	486,687	475,256
Other	32,940	36,208

Total consumer	519,627	511,464

Total loans	3,145,206	3,144,647
Allowance for loan losses	(36,679)	(36,163)

Loans, net	$3,108,527	$3,108,484

At March 31, 2005 and December 30, 2004, the Company’s residential real estate mortgage loan portfolio was entirely collateralized by one to four family homes and condominiums, located predominately in Connecticut. The commercial real estate mortgage loan portfolio was collateralized primarily by multi-family, commercial and manufacturing properties located predominately in Connecticut. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralized the majority of business loans.

The following table provides a summary of activity in the allowance for loan losses.
	At or For the Three Months Ended
	March 31,
(In thousands)	2005	2004

Balance at beginning of period	$36,163	$17,669
Provision for loan losses	-	300
Charge-offs:
Residential and commercial mortgage loans	20	83
Commercial loans	475	2,067
Consumer loans	82	56

Total charge-offs	577	2,206

Recoveries:
Residential and commercial mortgage loans	15	32
Commercial loans	1,042	81
Consumer loans	36	29

Total recoveries	1,093	142

Net (recoveries) charge-offs	(516)	2,064

Balance at end of period	$36,679	$15,905

7.	Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the three months ended March 31, 2005 are summarized as follows:

			Other	Total
			Identifiable	Identifiable
		Core Deposit	Intangible	Intangible
(In thousands)	Goodwill	Intangible	Assets	Assets

Balance, December 31, 2004	$417,307	$49,359	$6,644	$56,003
Adjustments of purchase accounting estimates	1,233	-	-	-
Amortization expense	-	(2,060)	(1,247)	(3,307)

Balance, March 31, 2005	$418,540	$47,299	$5,397	$52,696

Estimated amortization expense for the year ending:
Remaining 2005		$5,179	$1,872	$7,051
2006		5,039	1,938	6,977
2007		4,959	983	5,942
2008		4,959	27	4,986
2009		4,959	13	4,972
Thereafter		22,204	-	22,204

The components of identifiable intangible assets are as follows:

	March 31, 2005

	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount

Identifiable intangible assets:
Core deposit intangible	$56,861	$9,562	$47,299
Other identifiable intangible assets	10,721	5,324	5,397

Total	$67,582	$14,886	$52,696

During the quarter, the Company performed its annual evaluation of goodwill for potential impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets”, using several fair value techniques, including market capitalization, discounted future cash flows and multiples of revenues/earnings. The valuation techniques contain estimates such as discount rate, projected future cash flows and time period in their calculations. There was no impairment recorded during the three months ended March 31, 2005.

8.	Other Assets

Selected components of other assets are as follows:

	March 31,	December 31,
(In thousands)	2005	2004

Deferred tax asset	$32,258	$26,488
Current Federal income tax receivable	9,095	17,845
Accrued interest receivable	23,393	21,058
Receivable arising from securities transactions	2,151	4,403
Investments in Limited partnerships and other investments	7,214	6,556
Mortgage servicing rights	2,243	2,058

9.	Deposits

A summary of deposits by account type is as follows:

	March 31,	December 31,
(In thousands)	2005	2004

Savings	$902,777	$942,363
Money market	800,330	806,035
NOW	344,767	345,539
Demand	430,128	448,670
Time	1,270,639	1,159,405

Total deposits	$3,748,641	$3,702,012

10.	Borrowings

The following is a summary of the Company’s borrowed funds:

	March 31,	December 31,
(In thousands)	2005	2004

FHLB advances (1)	$1,053,297	$860,009
Repurchase Agreements	197,726	194,972
Mortgage Loans Payable	1,803	1,830
Junior Subordinated Debentures issued to affiliated trusts (2)	7,955	8,005

Total borrowings	$1,260,781	$1,064,816

(1)	Includes a $22.1 million and $23.4 million fair value adjustment on acquired borrowings at March 31, 2005 and December 31, 2004, respectively.
(2)	Includes a $850,000 and $900,000 fair value adjustment on acquired borrowings at March 31, 2005 and December 31, 2004, respectively.

FHLB Advances are secured by the Company’s investment in FHLB stock and a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. At March 31, 2005 and December 31, 2004, the Bank was in compliance with the FHLB collateral requirements. At March 31, 2005, the Company can borrow an additional $187.6 million from the FHLB, inclusive of a line of credit of approximately $25.2 million. Additional borrowing capacity would be available by pledging eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window which was approximately $120.7 million as of March 31, 2005, all of which was available on that date.

11.	Employee Benefits

The Company provides various defined benefit pension plans and postretirement benefit plans (postretirement health and life insurance benefits) to substantially all employees. The Company also has supplemental retirement plans (the “Supplemental Plans”) that provide benefits for certain key executive officers. The Company has amended one of the Supplemental Plans in connection with its conversion to a stock bank to freeze the accrual of benefits. Because future benefits were reduced, this event resulted in a gain of $943,000 being recorded in the three months ending March 31, 2004.

The following table presents the amount of net periodic benefit cost for the three months ended March 31, 2005 and 2004 as follows:
					Other
	Qualified		Supplemental		Postretirement
	Pension		Retirement Plans		Benefits
(In thousands)	2005	2004	2005	2004	2005	2004

Service cost - benefits earned during the period	$710	$308	$103	$98	$43	$14
Interest cost on projected benefit obligation	1,173	417	142	125	94	19
Expected return on plan assets	(1,259)	(486)	-	-	-	-
Amortization of unrecognized transition obligation	-	(27)	-	12	13	13
Prior service cost recognized	13	3	7		-	-
Recognized net loss (gain)	26	22	-	-	-	(1)
Additional amount due to settlement, curtailment
or special termination benefits	-	-	-	(943)	-	-

Net periodic benefit cost	$663	$237	$252	$(708)	$150	$45

In connection with its conversion to a state-chartered stock bank, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 29 years. The unallocated ESOP shares are pledged as collateral on the loan.

At March 31, 2005, the loan had an outstanding balance of $107.9 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three months ending March 31, 2005 was approximately $963,000. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of March 31, 2005 were as follows:

Shares released for allocation	228,220
Unreleased shares	7,226,342

Total ESOP shares	7,454,562

Market value of unreleased shares at
March 31, 2005 (in thousands)	$101,168

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act provides for prescription drug benefits under a new Medicare Part D program and federal subsidies to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, the FASB issued Staff Position No. FAS 106-2 (“FAS 106-2”), providing formal guidance on the accounting for the effects of the Act. FAS 106-2 requires that effects of the Act be included in the measurement of the accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost when an employer initially adopts its provisions. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company’s postretirement benefit plan does provide prescription drug benefits for a limited number of retirees. The Company is in the process of reviewing the prescription drug benefits provided under its postretirement benefit plan in order to determine if such benefits are actuarially equivalent to Medicare Part D under the Act. Therefore, the Company has not yet adopted the provisions of FAS 106-2 and, accordingly, the APBO and net periodic postretirement benefit cost included in its financial statements do not reflect the effects of the Act on the Company’s postretirement benefits plan. The Company does not expect that the adoption of FAS 106-2 will have a material impact on the Company’s consolidated financial statements.

12.	Deferred Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities. Deferred taxes charged to goodwill were in connection with the acquisitions of Connecticut Bancshares and Alliance. The Company had a net deferred tax asset of $32.3 million as of March 31, 2005, an increase of $5.8 million, from $26.5 million as of December 31, 2004 as a result of these items recorded to operations, stockholders’ equity and goodwill.

The allocation of deferred tax (benefit) expense involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended March 31,
(In thousands)	2005	2004

Deferred tax (benefit) expense allocated to:
Stockholders’ equity	$(7,510)	$2,336
Goodwill	1,213	-
Income	528	945

Total deferred tax (benefit) expense	$(5,769)	$3,281

13.	Commitments and Contingencies

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments consist principally of unused commercial and consumer lines of credit. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as those involved with extending loans to customers and are subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

The table below summarizes the Company’s commitments and contingencies discussed above.

	March 31,	December 31,
(In thousands)	2005	2004

Commitments to extend credit	72,721	47,865
Standby letters of credit and lines of credit	542,630	554,838

Total loan and letter of credit commitments	$615,351	$602,703

For a discussion of legal proceedings and other material litigation, see Part II, Item I, Legal Proceedings, of this Form 10-Q.

14.	Stockholders’ Equity

At March 31, 2005, stockholders’ equity amounted to $1.41 billion, or 21.8% of total assets, compared to $1.42 billion, or 22.6% at December 31, 2004. The Company paid a cash dividend of $0.05 per share on common stock during the first quarter of 2005.

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At March 31, 2005, the Company and NewAlliance Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

     The following table provides information on the capital ratios.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank

As of March 31, 2005:
Tier 1 Capital (to Average Assets)	$592,548	10.2%	$233,447	4.00%	$291,809	5.00%
Tier 1 Capital (to Risk Weighted Assets)	592,548	16.8	140,773	4.00	211,160	6.00
Total Capital (to Risk Weighted Assets)	629,227	17.9	281,547	8.00	351,934	10.00

As of December 31, 2004:
Tier 1 Capital (to Average Assets)	$577,347	10.0%	$231,248	4.00%	$289,060	5.00%
Tier 1 Capital (to Risk Weighted Assets)	577,347	16.5	139,991	4.00	209,987	6.00
Total Capital (to Risk Weighted Assets)	613,510	17.5	279,982	8.00	349,978	10.00

NewAlliance Bancshares, Inc.

As of March 31, 2005:
Tier 1 Capital (to Average Assets)	$957,677	16.3%	$234,450	4.00%	$293,063	5.00%
Tier 1 Capital (to Risk Weighted Assets)	957,677	27.1	141,472	4.00	212,207	6.00
Total Capital (to Risk Weighted Assets)	1,001,461	28.3	282,943	8.00	353,679	10.00

As of December 31, 2004:
Tier 1 Capital (to Average Assets)	$946,496	16.3%	$231,958	4.00%	$289,948	5.00%
Tier 1 Capital (to Risk Weighted Assets)	946,496	27.0	140,308	4.00	210,462	6.00
Total Capital (to Risk Weighted Assets)	989,764	28.2	280,615	8.00	350,769	10.00

The Company and the Bank are subject to dividend restrictions imposed by various regulators. Connecticut banking laws limit the amount of annual dividends that the Bank may pay to the Company to an amount that approximates the Bank’s net income retained for the current year plus net income retained for the two previous years. In addition, the Bank may not declare or pay dividends on, and the Company may not repurchase any of its shares of its common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

15.	Other Comprehensive (Loss) Income

The following tables summarize components of other comprehensive income (loss) and the related tax effects for the three month periods ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
(In thousands)	2005	2004

Net income	$13,694	$1,977
Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(21,542)	6,943
Reclassification adjustment for gains included in net income	(8)	(36)
Minimum pension liability adjustment	-	-

Other comprehensive (loss) income, before tax	(21,550)	6,907
Income tax benefit (expense) net of valuation allowance	7,510	(2,356)

Other comprehensive (loss) income, net of tax	(14,040)	4,551
Comprehensive (loss) income	$(346)	$6,528

16.	Earnings per share

The following is an analysis of the Company’s earnings per share for the three months ended March 31, 2005:

(In thousands, except per share data)

Net income	$13,694
Weighted-average common shares	106,870,790
Net income per common share:
Basic	$0.13
Diluted	0.13

The Company had no dilutive or anti-dilutive common shares outstanding during the three months ended March 31, 2005. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Earnings per share for three months ended March 31, 2004 is not presented, as the Company had no shares outstanding until the second quarter of 2004.

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

Factors that could have a material adverse effect on the operations of NewAlliance Bancshares, Inc. (“the Company”) and its subsidiaries include, but are not limited to, changes in market interest rates, loan prepayment rates and delinquencies, general economic conditions, legislation, and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for financial services, and loan, deposit and investment products in the Company’s local markets; the ability of the Company to successfully integrate the operations of pending acquisitions; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company’s operations, pricing and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Critical Accounting Policies

The accounting policies followed by the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.

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

Overview

In 2003, the Company was organized as a Delaware business corporation in connection with the proposed conversion of the Bank, formerly New Haven Savings Bank, from mutual to capital stock form. On April 1, 2004 the Company completed the planned conversion of the Bank from a mutual bank to a stock bank. The Bank’s conversion resulted in the Company owning all of the Bank’s outstanding capital stock. The Bank is now a wholly-owned subsidiary of the Company, a bank holding company regulated by the Federal Reserve Board. On April 1, 2004 the Bank changed its name to NewAlliance Bank.

The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services including trust and insurance services, to retail and commercial customers.

The Company’s core operating objectives are to (1) grow through a disciplined acquisition strategy, supplemented by strategic de- novo branching, (2) build high quality, profitable loan portfolios, in particular through growth in commercial real estate, commercial business and home equity loans using primarily organic, but also purchase strategies, (3) increase the non-interest income component of total revenues through (i) development of banking-related fee income, (ii) growth in existing wealth management services, including trust and the sale of insurance and investment products, and (iii) the acquisition of additional financial services businesses, (4) utilize technology to provide superior customer service and new products and (5) improve operating efficiencies through increased scale and process improvements.

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, performance of acquisitions and integration activities, return on equity and assets, net interest margins, non-interest income, operating expenses and efficiency ratio, asset quality, loan and deposit growth, liquidity and interest rate sensitivity needs, customer service standards, market share and peer comparisons.

The Company’s financial statements include the results of the following acquisitions since acquisition date, as summarized below (in thousands):

	Date	Total Assets at
Acquisition	Acquired	Acquisition Date

Connecticut Bancshares, Inc.	04/01/04	2,541,575
Alliance Bancorp of New England, Inc.	04/01/04	427,631

Fully diluted earnings per share were $0.13 for the three months ended March 31, 2005. The Company did not report earnings per share for the comparable period in the prior year as the conversion from a mutual bank to a stock bank occurred on April 1, 2004 and there were no shares outstanding in the first quarter of 2004. Fully diluted earnings per share were $0.11 for three months ended December 31, 2004. Conversion and merger related charges for the three months ended March 31, 2005 were $480,000 compared to $1.2 million for the three months ended December 31, 2004. Management expects conversion and merger related charges to increase in subsequent quarters as the Company has recently announced two additional acquisitions, Trust Company of Connecticut and Cornerstone Bancorp, Inc., that are expected to close in the third quarter of 2005 and the first quarter of 2006, respectively.

Annualized return on average equity (“ROE”) and annualized return on average assets (“ROA”) were 3.86% and 0.86%, respectively for the quarter ended March 31, 2005 and were 3.26% and 0.74% for the quarter ended December 31, 2004.

Net income increased by $2.1 million in the first quarter ended March 31, 2005 compared to the fourth quarter of last year, an increase of 18.4%. The following were significant factors related to the results for the first quarter of 2005 compared to the fourth quarter of 2004.

•	Net interest income increased $651,000 over the fourth quarter of last year due primarily to a $78.7 million increase in average earning assets, while the net interest margin remained flat.

•

Non-interest income was relatively flat with an increase of approximately $164,000 over the fourth quarter of last year. However, there was fluctuation in the components of non-interest income. Investment and insurance fees increased $518,000 while net security gains decreased $549,000.

•	Non-interest expense decreased $2.6 million, or 7.2%, primarily in salaries and benefits and conversion and merger costs as integration activities related to the two acquisitions began to wind down.

•

There was no provision for loan losses recorded during the three months ended March 31, 2005 compared to a $300,000 charge during the previous quarter as recoveries exceeded charge-offs and key asset quality indicators remained positive.

•

In the first quarter of 2005, the Company increased its borrowings by $196.0 million, predominately from the FHLB to fund purchases of investments and residential mortgage loans, while managing interest rate risk and liquidity.

Selected quarterly data, ratios and per share data are provided in Table 1.

Table 1: Selected Quarterly Data

	For the Three Months Ended

	March 31,	December 31,
(In thousands, except share data)	2005	2004

Condensed Income Statement
Interest and dividend income	$64,654	$62,137
Interest expense	20,451	18,585

Net interest income before provision for loan losses	44,203	43,552
Provision for loan losses	-	300

Net interest income after provision for loan losses	44,203	43,252
Non-interest income	9,838	9,674
Operating expenses	32,982	34,823
Conversion and merger related charges	480	1,232

Income before income taxes	20,579	16,871
Income tax	6,885	5,309

Net income	$13,694	$11,562

Basic and diluted weighted average shares outstanding	106,870,790	106,808,387
Basic and diluted earnings per share	$0.13	$0.11
Financial Ratios
Return on average assets(1)	0.86%	0.74%
Return on average equity (1)	3.86%	3.26%
Net interest margin (1)	3.15%	3.15%
Efficiency ratio (2)	61.69%	68.29%
Per share data
Book value per share	$12.37	$12.41
Tangible book value per share	$8.24	$8.24

(1)   Annualized.
(2)   Excludes net securities gains and other real estate owned expenses.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Earnings Summary.  As shown in Table 2, net income increased by $11.7 million, to $13.7 million for the quarter ended March 31, 2005 from net income of $2.0 million for the three months ended March 31, 2004 due mainly to the acquisitions of Connecticut Bancshares and Alliance which doubled the size of the Company. The Company experienced significant increases in net interest income and non-interest income of $25.2 million and $5.9 million, respectively, from the prior year’s quarter. Net interest income increased because of higher earning-asset levels derived primarily from the acquisitions, and investing the excess proceeds that remained after the Company’s issuance of common stock and the cash utilized for two acquisitions. These performance improvements were partially offset by growth in operating expenses resulting from the two acquisitions, including higher compensation and benefit expenses. The continued strong performance of asset quality metrics and loan portfolio composition combined with net recoveries to the allowance for loan losses of $516,000 were the primary reasons that a loan loss provision was not recorded for the three months ended March 31, 2005.

Table 2:   Summary Income Statements

	Three Months Ended
	March 31,
(In thousands)	2005	2004	Change

Net interest income	$44,203	$19,040	$25,163
Provision for loan losses	-	300	(300)
Non-interest income	9,838	3,975	5,863
Operating expenses	32,982	15,810	17,172
Conversion and merger related charges	480	3,964	(3,484)
Income before income taxes	20,579	2,941	17,638
Income tax expense	6,885	964	5,921

Net income	$13,694	$1,977	$11,717

Diluted earnings per share	$0.13	N/A

In addition to the earnings results presented above in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company provides certain earnings results on a non-GAAP, or operating basis. The determination of operating earnings excludes the effects of conversion and merger related charges, which the Company considers to be non-operating. Performance measured by operating earnings is considered by management to be a useful measure for gauging the underlying performance of the Company by eliminating the volatility caused by voluntary, transaction-based items.

As reflected in Table 3, earnings for the quarter, exclusive of conversion and merger related charges were $0.13 per share. These earnings are the same as GAAP earnings for the current quarter as the majority of the conversion and merger related charges for the conversion to a stock bank and the acquisitions of Connecticut Bancshares and Alliance occurred in 2004. Although conversion and merger expenses were minimal in the current quarter, management anticipates that as we prepare for the acquisitions of Trust Company of Connecticut and Cornerstone Bancorp, Inc. these costs will increase. Income for the quarter ended March 31, 2004, exclusive of conversion and merger related charges, was $4.6 million. Income per share for the quarter ended March 31, 2004 is not presented, as the Company had no shares outstanding during this period.

A reconciliation of GAAP-based earnings results to operating-based earnings results is as follows:

Table 3:   Reconciliation of GAAP Net Income to Operating Net Earnings

	Three Months Ended
	March 31,

(In thousands, except share data)	2005	2004

Net income	$13,694	$1,977
After-tax operating adjustments:
Conversion and merger related charges	312	2,577

Net income - operating	$14,006	$4,554

Diluted earnings per share - operating	$0.13	N/A

Net Interest Income Analysis.  Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 4, net interest income for the quarter ended March 31, 2005 was $44.2 million, compared to $19.0 million for the same period last year. The $25.2 million increase is primarily due to an increase in interest-earning assets of $2.79 billion exceeding the increase in interest-bearing liabilities of $2.08 billion as well as a 45 basis point increase in the net interest margin.

Interest income for the three months ended March 31, 2005 was $64.7 million, compared to $27.1 million for the quarter ended March 31, 2004, an increase of $37.6 million, or 139.0%. The majority of the increase in interest income resulted from an increase in the average balance on interest-earning assets of $2.79 billion, while 13.8% of the total increase was due to an increase in rates.

The increase in the average balance was primarily due to interest-earning assets acquired from the Connecticut Bancshares and Alliance transactions that were completed on April 1, 2004. The most significant change occurred in the loan balances. Higher loan balances were attributable to $1.97 billion of loans acquired in the two acquisitions and a subsequent decline in loan balances over the past 12 months. The decrease in organic loan growth was driven principally by decreased originations of new mortgage loans to fully compensate for loan payoffs. The decrease was partially offset by continuing demand for home equity loans and lines of credit and lower prepayment rates. The 13 basis point increase in the average yield on loans was due to a rise in the interest rate environment from a year ago.

Average balances for short-term investments and investment securities compared to the prior year rose $982.5 million or 65.2% and are mainly attributable to acquired investments from the acquisition of approximately $826.0 million. The 103 basis point increase in the average yield on short-term investments and investment securities resulted from higher market interest rates as well as the ability of the Company to move away from investing in short-term low yielding assets due to liquidity needs at the time of the initial public offering. After the completion of the public offering and the acquisitions, management began redeploying assets into higher yielding investment vehicles. Prepayment speeds on mortgage-backed securities have also slowed from the same period a year ago creating a positive impact on the yield as less premium amortization was recorded.

The cost of funds for the quarter increased $12.4 million compared to the prior year, primarily resulting from the acquisition of Connecticut Bancshares and Alliance. Upon completion of the two transactions the Bank acquired approximately $1.97 billion in deposits and approximately $751.6 million in borrowings. Subsequent to April 1, 2004, approximately $678.8 million of deposits were returned to the depositors due to the oversubscription of the Bank’s initial public offering. The increase in interest expense on deposits of $5.5 million was due to an increase in the average balance of $1.21 billion, as well as the 29 basis point increase in the average rate paid on these liabilities. The increase in the rate paid was primarily a result of promotions for money market accounts and time deposits, as well as normal increases in time deposit rates driven by rate environment increases. Interest expense on FHLB advances and other borrowings increased $6.2 million, from $2.7 million for the three months ended March 31, 2004 to $8.9 million for the same period in 2005. The increase in expense is due primarily to the increase in the average balance of $710.9 million, partially offset by a 19 basis point decrease in the cost of these funds as older, higher rate advances matured and were replaced with lower cost advances. Interest expense on repurchase agreements increased $657,000 to $751,000 for the quarter ended March 31, 2005 from $94,000 for the same period in 2004. The increase is primarily due to the increase in the average balance of $159.4 million and a 47 basis point increase in the rate paid on these borrowings. The increase in the rate paid is primarily due to customer repurchase agreements that are tied to commercial sweep accounts and follow market interest rates, as well as dealer repurchase agreements that renewed at a higher rate.

Average Balances, Interest, Average Yields/Cost and Rate/Volume Analysis. Table 4 below sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields or rates for the periods indicated. The average yields and costs are derived by dividing income or expenses by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are computed using daily balances. Yields and amounts earned include loan fees and fair value adjustments related to acquired loans, deposits and borrowings. Loans held for sale and nonaccrual loans have been included in interest-earning assets for purposes of these computations.

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

Table 4:   Average Balance Sheets for the Three Months Ended March 31, 2005 and 2004

	For the Three Months Ended

	March 31, 2005			March 31, 2004

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans
Residential real estate	$1,565,000	$20,367	5.21%	$646,492	$8,227	5.09%
Commercial real estate	728,474	10,663	5.85	295,906	4,602	6.22
Commercial business	318,768	4,518	5.67	92,058	1,277	5.55
Consumer	513,941	6,530	5.08	281,947	3,169	4.50

Total Loans	3,126,183	42,078	5.38	1,316,403	17,275	5.25
Short-term investments	76,086	424	2.23	53,485	97	0.73
Investment securities	2,413,778	22,152	3.67	1,453,866	9,685	2.66

Total interest earning assets	5,616,047	$64,654	4.60%	2,823,754	$27,057	3.83%
Non-interest earning assets	716,672			120,219

Total assets	$6,332,719			$2,943,973

Interest-bearing liabilities:
Deposits:
Money market	$762,673	$2,884	1.51%	$475,775	$1,777	1.49%
NOW	333,608	155	0.19	559,065	419	0.30
Savings	916,206	1,088	0.48	507,126	619	0.49
Time	1,205,047	6,665	2.21	465,124	2,433	2.09

Total interest-bearing deposits	3,217,534	10,792	1.34	2,007,090	5,248	1.05
Repurchase agreements	194,536	751	1.54	35,126	94	1.07
FHLB advances and other borrowings	994,766	8,908	3.58	283,857	2,675	3.77

Total interest bearing liabilities	4,406,836	20,451	1.86%	2,326,073	8,017	1.38%
Non-interest-bearing demand deposits	432,469			175,686
Other non-interest bearing liabilities	75,694			31,990

Total liabilities	4,914,999			2,533,749
Equity	1,417,720			410,224

Total liabilities and equity	$6,332,719			$2,943,973

Net interest-earning assets	$1,209,211			$497,681

Net interest income		$44,203			$19,040

Interest rate spread			2.74%			2.45%
Net interest margin (net interest income as a percentage of total interest earning assets)			3.15%			2.70%
Ratio of total interest-earning assets to total interest-bearing liabilities			127.44%			121.40%

Table 5:   Rate/Volume Analysis

	Three Months Ended
	March 31, 2005
	Compared to Three
	Months Ended
	March 31, 2004

	Increase (Decrease)
	Due to
(In thousands)	Rate	Volume	Net

Interest-earning assets
Loans:
Residential real estate	$181	$11,959	$12,140
Commercial real estate	(283)	6,344	6,061
Commercial business	29	3,212	3,241
Consumer	458	2,903	3,361

Total loans	385	24,418	24,803
Short-term investments	272	55	327
Investment securities	4,532	7,935	12,467

Total interest-earning assets	$5,189	$32,408	$37,597

Interest-bearing liabilities
Deposits:
Money market	$21	$1,086	$1,107
NOW	(127)	(137)	(264)
Savings	(20)	489	469
Time	576	3,656	4,232

Total interest bearing deposits	450	5,094	5,544
Repurchase agreements	60	597	657
FHLB advances and other borrowings	(136)	6,369	6,233

Total interest-bearing liabilities	374	12,060	12,434

Increase in net interest income	$4,815	$20,348	$25,163

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

Management performs a monthly review of the loan portfolio and based on this review determines the level of the provision necessary to maintain an adequate loan loss allowance. Management did not record a provision for loan losses for the three months ended March 31, 2005 compared to $300,000 recorded in the three months ended March 31, 2004. The primary factors that influenced management not to record a provision for the current quarter were recoveries exceeding charge-offs in the amount of $516,000 and that the overall allowance is consistent based on the levels of delinquencies and other asset quality indicators. The default of one commercial borrower and resulting charge-off in the amount of $2.0 million was the primary factor that influenced the provision of $300,000 to be recorded in the three months ended March 31, 2004.

At March 31, 2005, the allowance for loan losses was $36.7 million, which represented 352.75% of nonperforming loans and 1.17% of total loans. This compared to the allowance for loan losses of $36.2 million at December 31, 2004 representing 353.40% of nonperforming loans and 1.15% of total loans.

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

Table 6:   Non-interest Income

	Three Months Ended
	March 31,
				Percent
(Dollars in thousands)	2005	2004	Change	Change

Depositor service charges	$4,985	$1,800	$3,185	176.94%
Loan and servicing income	820	92	728	791.30
Trust fees	565	551	14	2.54
Investment and insurance fees	1,799	654	1,145	175.08
Bank owned life insurance	592	-	592	-
Rent	765	759	6	0.79
Net loss on limited partnership	(22)	-	(22)	-
Net securities gains	8	36	(28)	(77.78)
Net gain on sale of loans	44	35	9	25.71
Other	282	48	234	487.50

Total non-interest income	$9,838	$3,975	$5,863	147.50%

As displayed in Table 6, non-interest income increased $5.9 million to $9.8 million for the three months ended March 31, 2005. Depositor service charges increased $3.2 million and are directly attributable to the acquisitions of Connecticut Bancshares and Alliance. Loan and servicing income increased $728,000 largely due to an increase in the valuation of mortgage servicing rights in the current quarter of $209,000 compared to a decrease in the valuation of $306,000 in the comparative period in 2004, as well as increases in installment and other loan fees. Investment and insurance fees increased $1.1 million due to the acquisitions given the expansion of our market and branch network and an increase in the number of brokers selling investment and insurance products. For the three months ended March 31, 2005, the Company is realizing higher commissions on sale of investment products as compared to the three months ended March 31, 2004, as the Company established its own broker dealer in October 2003, with accounts transferring in the middle of the first quarter of 2004. Management expects trust income will increase in the third quarter of 2005 subsequent to the acquisition of the Trust Company of Connecticut. The $592,000 increase in bank owned life insurance is due to assets acquired in the acquisitions.

Non-Interest Expense.  Table 7 below sets forth the quarterly and year to date results of the major operating expense categories for the current and prior year.

Table 7:   Non-interest Expense

	Three Months Ended
	March 31,
				Percent
(Dollars in thousands)	2005	2004	Change	Change

Salaries and employee benefits	$15,695	$8,614	$7,081	82.20%
Occupancy	3,390	1,890	1,500	79.37
Furniture and fixtures	1,560	1,112	448	40.29
Outside services	4,673	2,298	2,375	103.35
Advertising, public relations, and sponsorships	1,061	373	688	184.45
Amortization of identifiable intangible assets	3,307	7	3,300	47,142.86
Conversion and merger related charges	480	3,964	(3,484)	(87.89)
Other	3,296	1,516	1,780	117.41

Total non-interest expense	$33,462	$19,774	$13,688	69.22%

As displayed in table 7, non-interest expense increased $13.7 million to $33.4 million for the three months ended March 31, 2005 from $19.8 million for the quarter ended March 31, 2004. Expenses increased in all categories, except for conversion and merger related charges.

Salary and employee benefits represented the largest increase in expenses during the quarter primarily due to increased staffing levels in addition to the employees retained through the acquisition and restructuring of the benefit plans as the Bank converted from a mutual savings bank to a stock bank. Management expects salaries and employee benefits to increase in future quarters with the implementation of the 2005 Long-Term Compensation Plan that was approved by the Company’s shareholders in April 2005 at the Company’s Annual Meeting. The $3.3 million increase in the amortization of identifiable intangible assets is attributable to the amortization of non-compete agreements and core deposit intangible assets which are a direct result of the acquisitions. Outside services increased $2.4 million for the quarter and were driven mainly by increases in data processing fees for the increased transactional volume and core system usage, and additional legal, accounting, consulting and shareholder relations fees related to the additional responsibilities of being a newly formed public company. Occupancy, furniture and fixtures and other expenses increased as we added 28 branches, net of consolidations, to our network with the acquisitions. The increase in advertising and public relations expense is due to a return to more normal advertising levels, an expanded geographical area and an increase in sponsorships awarded. In the prior year, advertising levels were lower in the first quarter preceding the effective date of the transactions given the focus on conversion and merger related activities, predominantly the branding campaign for the Bank’s name change which was accounted for in conversion and merger related charges.

These increases were partially offset by a decrease in conversion and merger related charges of $3.5 million, as the majority of these expenses were incurred in 2004. During the quarter, management announced two pending acquisitions which are expected to close in the third quarter of 2005 and the first quarter of 2006. Management expects that conversion and merger related charges to increase from the current quarter level during 2005 and 2006. For additional information regarding these two pending acquisitions, see Note 4 in the Notes to Unaudited Consolidated Interim Financial Statements beginning on page 7 of this document.

Income Tax Expense (Benefit).  The income tax expense of $6.9 million for the three months ended March 31, 2005, resulted in an effective tax rate of 33.5%, compared to income tax expense of $964,000 for the three months ended March 31, 2004, which resulted in an effective tax rate of 32.8%. The increase in the effective tax rate for the three months ended March 31, 2005 in comparison to the three months ended March 31, 2004 is primarily due to the lower impact of favorable permanent differences as a result of the increase in pre-tax income. The effective tax rate as of March 31, 2005 is representative of the Company’s projected effective tax rate for the year.

FINANCIAL CONDITION

Financial Condition Summary.  From December 31, 2004 to March 31, 2005, total assets and liabilities increased approximately $226.8 million and $231.6 million, respectively, due mainly to changes in investments and borrowings. Stockholders’ equity decreased $4.8 million to $1.41 billion due primarily to the decrease in the fair value of investment securities offset by net income for the quarter.

Investment Securities

Table 8 below displays a summary of the Company’s investment securities as of March 31, 2005 and December 31, 2004.

Table 8:   Investment Securities

	March 31, 2005				December 31, 2004

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Government and Agency obligations	$186,399	$21	$(2,294)	$184,126	$193,299	$52	$(1,446)	$191,905
Corporate obligations	83,410	77	(1,021)	82,466	93,716	140	(395)	93,461
Other bonds and obligations	144,708	242	(1,323)	143,627	153,559	303	(829)	153,033
Marketable and trust preferred equity securities	181,539	567	(1,020)	181,086	173,559	585	(1,077)	173,067
Mortgage-backed securities	1,942,413	1,829	(24,476)	1,919,766	1,674,416	5,602	(8,783)	1,671,235

Total available for sale	2,538,469	2,736	(30,134)	2,511,071	2,288,549	6,682	(12,530)	2,282,701

Held to maturity
Foreign and other bonds held to maturity	3,625	-	-	3,625	1,000	-	-	1,000

Total held to maturity	3,625	-	-	3,625	1,000	-	-	1,000

Total securities	$2,542,094	$2,736	$(30,134)	$2,514,696	$2,289,549	$6,682	$(12,530)	$2,283,701

At March 31, 2005 the Company had total investments of $2.51 billion, or 38.7% of total assets. This is an increase of $231.0 million, or 10.1% from $2.28 billion at December 31, 2004. The increase was primarily the result of purchases of mortgage-backed securities.

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

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of March 31, 2005, $2.51 billion, or 99.9% of the portfolio, was classified as available for sale and $3.6 million of the portfolio was classified as held to maturity. The net unrealized loss on securities classified as available for sale as of March 31, 2005 was $27.4 million compared to an unrealized loss of $5.8 million as of December 31, 2004. The decrease in the market value of securities available for sale was primarily due to fluctuations in market interest rates during the period, however, due to the current demand for mortgage-backed securities and tightening of mortgage spreads, unrealized losses were actually lower than anticipated. Management has performed a review of all investments with unrealized losses and noted that none of these investments had other-than-temporary impairment.

Lending Activities

The Company makes residential real estate loans secured by one- to four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, multi-family loans, home equity lines of credit and fixed rate loans and other consumer loans. Table 9 displays the balances of the Company’s loan portfolio as of March 31, 2005 and December 31, 2004.

Table 9:   Loan Portfolio

(Dollars in thousands)	March 31, 2005		December 31, 2004

Residential real estate	$1,575,324	50.1%	$1,576,116	50.1%
Commercial real estate	731,102	23.2	731,232	23.2
Commercial business	319,153	10.2	325,835	10.4
Home equity and equity lines of credit	486,687	15.5	475,256	15.1
Other consumer	32,940	1.0	36,208	1.2

Total loans	$3,145,206	100.0%	$3,144,647	100.0%

As shown in Table 9, gross loans ended the quarter at $3.15 billion, up $559,000 for the three months ended March 31, 2005 from year-end 2004. The increase in gross loan balances was attributable to the consumer portfolio, particularly home equity and equity lines of credit offset by decreases in commercial business and other consumer loans.

Home equity loans and equity lines of credit increased $11.5 million from December 31, 2004 to March 31, 2005. These products were promoted by the Company through attractive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to investments.

Commercial loans decreased $6.7 million from the December 31, 2004 balance. Net usage on lines of credit and prepayments contributed to the decrease though originations met first quarter expectations. The Company’s continued strategy is to steadily grow the commercial loan portfolio and have a larger percentage of the Company’s assets be attributable to commercial loans including real estate, construction and other commercial loans. To accomplish this goal, the Company is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while still maintaining credit quality.

Residential real estate loans continue to represent the majority of the Company’s loan portfolio as of March 31, 2005, comprising approximately 50% of gross loans. The Company experienced a slight decrease in the portfolio of $792,000 as loan originations and loan purchases offset normal paydowns and prepayments. Accordingly, the Company continues to originate 30 year fixed rate mortgages for sale. This amounted to $11.4 million during the three months ended March 31, 2005. To help sustain the portfolio, the Company has instituted a plan to purchase adjustable rate and 10 and 15 year fixed rate residential mortgages with locations in the Northeast.

For the first quarter, loan purchases accounted for $31.2 million or 37.1% of new loans and were primarily purchased with funds borrowed from the FHLB. The Company plans to continue purchasing loans throughout the year.

Asset Quality

Table 10 below exhibits the major components of nonperforming loans and assets and key asset quality metrics for the periods ending March 31, 2005 and December 31, 2004.

Table 10:   Nonperforming Assets

	March 31,	December 31,
(Dollars in thousands)	2005	2004

Nonaccruing loans: (1)
Real estate loans:
Residential (one- to four- family)	$1,313	$1,473
Commercial	4,560	4,268

Total real estate loans	5,873	5,741
Commercial business	4,184	4,079
Consumer loans:
Home equity and equity lines of credit	117	196
Other consumer	224	217

Total consumer loans	341	413

Nonperforming loans	10,398	10,233
Real Estate Owned	-	-

Total nonperforming assets	$10,398	$10,233

Allowance for loan losses as a percent of total loans (2)	1.17%	1.15%
Allowance for loan losses as a percent of total nonperforming loans	352.75%	353.40%
Total nonperforming loans as a percentage of total loans (2)	0.33%	0.33%
Total nonperforming assets as a percentage of tota l assets	0.16%	0.16%

(1)

Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustment on acquired loans.

As displayed in Table 10, nonperforming assets at March 31, 2005 remained basically flat at $10.4 million compared to $10.2 million at December 31 2004. There were no new loans or significant changes in the nonperforming classification since year-end.

Nonperforming loans as a percent of total loans outstanding at the end of the quarter was 0.33%, the same as at December 31, 2004. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 352.8% at the end of the quarter, slightly lower than the ratio of 353.4% at year-end 2004. The allowance for loan losses to total loans was 1.17% at the end of the quarter, slightly higher than the ratio of 1.15% at year-end 2004.

Allowance For Loan Losses

As displayed in Table 11 below, during the three months ended March 31, 2005, there were recoveries in excess of charge-offs of $516,000 compared to charge-offs of $2.1 million in the prior year period. The net recovery was predominantly due to one commercial loan relationship for which a $960,000 cash payment was received. The balance of the note had been previously charged off. Net charge-offs were $2.1 million for the three-months ended March 31, 2004 primarily due to one commercial loan relationship for which a charge-off was recorded in the first quarter of 2004. As a result, a $300,000 loan loss provision was recorded in the first quarter of 2004. The Company has a loan loss allowance of $36.7 million as of March 31, 2005 compared to $36.2 million as of December 31, 2004, which is 1.17% and 1.15%, respectively, of total loans. Management believes that the allowance for loan losses is adequate and consistent with the positive asset quality and delinquency indicators. Accordingly, the Company did not record a loan loss provision in the first quarter of 2005.

Table 11:   Schedule of Allowance for Loan Losses

	At or For the Three Months Ended
	March 31,
(In thousands)	2005	2004

Balance at beginning of period	$36,163	$17,669
Provision for loan losses	-	300
Charge-offs:
Residential and commercial mortgage loans	20	83
Commercial loans	475	2,067
Consumer loans	82	56

Total charge-offs	577	2,206

Recoveries:
Residential and commercial mortgage loans	15	32
Commercial loans	1,042	81
Consumer loans	36	29

Total recoveries	1,093	142

Net (recoveries) charge-offs	(516)	2,064

Balance at end of period	$36,679	$15,905

Net loans charged-off to average interest-earning loans	(0.02)%	0.16%
Allowance for loan losses to total loans	1.17%	1.20%
Allowance for loan losses to nonperforming loans	352.75%	734.30%
Net loans charged-off to allowance for loan losses	(1.41)%	12.98%
Recoveries to charge-offs	189.43%	6.44%

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

The following table shows deposit balances for the periods indicated.

Table 12:   Deposits

	March 31,	December 31,
(In thousands)	2005	2004

Savings	$902,777	$942,363
Money market	800,330	806,035
NOW	344,767	345,539
Demand	430,128	448,670
Time	1,270,639	1,159,405

Total deposits	$3,748,641	$3,702,012

As displayed in Table 12, deposits increased $46.6 million, or 1.3%, as compared to December 31, 2004, due to increases in time deposits partially offset by decreases in the other categories particularly, savings.

The increase in deposits is due to the Company’s offering of short-term time deposits which were competitively priced to match customer demand for this type of product. Money market accounts decreased slightly since December 31, 2004 as the Company manages a selection of regular, premium and promotional accounts with introductory periods to either sustain or grow this category as needed. The Company’s strategy is to cross-sell to new customers, with an emphasis on acquiring new checking accounts. Customers who open a checking account are offered a relationship rate on their time or money market account. The money market account may include a premium or introductory rate. Savings decreased $39.6 million due in part to the rate environment and promotionally driven migration to time and money market accounts as a result of more favorable and rate sensitive pricing in these accounts as short term rates have risen. During March, new free checking products were introduced to retail and commercial customers that management believes will increase the level of new checking account openings and growth in those deposits.

The following table summarizes the Company’s recorded borrowings of $1.26 billion at March 31, 2005. Borrowings increased $196.0 million, or 18.4%, from the balance recorded at December 31, 2004, mainly in FHLB advances. This increase in FHLB advances is due to funding investment and loan purchases, while managing interest rate risk and liquidity.

Table 13:   Borrowings

	March 31,	December 31,
(In thousands)	2005	2004

FHLB advances (1)	$1,053,297	$860,009
Repurchase Agreements	197,726	194,972
Mortgage Loans Payable	1,803	1,830
Junior Subordinated Debentures issued to affiliated trusts (2)	7,955	8,005

Total borrowings	$1,260,781	$1,064,816

(1)	Includes a $22.1 million and $23.4 million fair value adjustment on acquired borrowings at March 31, 2005 and December 31, 2004, respectively.
(2)	Includes a $850,000 and $900,000 fair value adjustment on acquired borrowings at March 31, 2005 and December 31, 2004, respectively.

Stockholders’ Equity

Total stockholders’ equity equaled $1.41 billion at March 31, 2005, $4.8 million lower than the balance at December 31, 2004. The decrease consisted of a change of $14.0 million in other comprehensive income resulting from a decline in the fair market value of investments available for sale, and a dividend of $5.4 million, offset by net income of $13.7 million and $900,000 of released ESOP shares. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below. Book value per share amounted to $12.37 and $12.41 at March 31, 2005 and December 2004, respectively. Dividends declared in the first quarter of 2005 were $0.05 per share compared to $0.04 per share in the fourth quarter of 2004.

Asset and Liability Management and Management of Market and Interest Rate Risk

     General. Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company has no foreign currency or commodity price risk. Credit risk related to investment securities is low as substantially all are investment grade or have government guarantees. The chief market risk factor affecting financial condition and operating results is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from adverse movements in interest rates. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board. Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates. The Asset/Liability Committee, comprised of several senior executives, is responsible for managing interest rate risk. On a quarterly basis, the Board of Directors reviews the Company’s gap position described below and Asset/Liability Committee minutes detailing the Company’s activities and strategies, the effect of those strategies on the Company’s operating results, interest rate risk position and the effect changes in interest rates would have on the Company’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

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

     Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At March 31, 2005, NewAlliance Bank’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was $267.2 million, or positive 4.12% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

Income Simulation Analysis. Income simulation analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Tested scenarios include instantaneous rate shocks, rate ramps over a six-month or one-year period, static rates, non-parallel shifts in the yield curve and a forward rate scenario. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a three-year period. Simulation analysis involves projecting future balance sheet structure and interest income and expense under the various rate scenarios. The Company’s internal guidelines on interest rate risk specify that for the range of interest rate scenarios, the estimated net interest margin over the next 12 months should decline by less than 12% as compared to the forecasted net interest margin in the base case scenario. However, in practice, interest rate risk is managed well within these 12% guidelines.

For the base case rate scenario the twelve-month change in rates as implied by the forward yield curve was spread evenly throughout the year. This resulted in a yield curve that increased approximately 95 basis points at the front end of the yield curve and increased approximately 25 basis points at the long end of the yield curve. Management believes that this interest rate scenario most closely approximates market expectations for interest rate movements over the next twelve months.

As of March 31, 2005, the Company’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage Change in Estimated Net
Interest Margin Over 12 months
200 basis point instantaneous and sustained increase in rates	2.25%
50 basis point instantaneous and sustained decrease in rates	(0.96)%

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund purchases of investments and residential mortgage loans while managing interest rate risk and liquidity. At March 31, 2005, total borrowings from the Federal Home Loan Bank amounted to $1.03 billion, exclusive of $22.1 million in purchase accounting adjustments, and the Company had the capacity to increase that total to $1.24 billion. Additional borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At March 31, 2005 the Company’s repurchase agreement lines of credit totaled $75.0 million, $25.0 million of which was available on that date.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At March 31, 2005, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $428.3 million, or 6.6% of total assets.

The Company believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At March 31, 2005, the Bank had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $615.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from March 31, 2005 are $818.8 million.

At March 31, 2005, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $957.7 million, or 16.3%, which is above the threshold level of $293.1 million, or 5% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 27.1% and the Total risk-based capital ratio stood at 28.3%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $592.5 million, or 10.2% of average assets, which is above the required level of $233.4 million or 4%, and total risk-based capital of $629.2 million, or 17.9% of adjusted assets, which is above the required level of $281.5 million, or 8%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 30 through 32 under the caption “Asset and Liability Management and Management of Market and Interest Rate Risk”.

Item 4.   Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the first quarter 2005.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A conversion-related civil action was brought against the Company in June, 2004. This action is in U.S. District Court, New Haven, Connecticut. The plaintiffs are 10 entities who claim that their right to purchase stock in the Company’s conversion offering was improperly limited by the Company because of its allegedly wrongful determination that those entities were acting in concert with other entities whose subscription rights were also restricted. The plaintiffs seek monetary damages based on the number of shares they allege they should have been allowed to purchase multiplied by the stock’s initial appreciation following the conversion. The Company disputes the plaintiffs allegations and intends to defend the case vigorously. The case is at an early stage and will be tried in the ordinary course of the Court’s business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a), (b) and (c) Not applicable

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)	The Company held its first annual meeting on April 27, 2005 (“Annual Meeting”).

(b)

The following individuals were re-elected as directors for three-year terms at the Annual Meeting: Roxanne J. Coady, John F. Croweak, Sheila B. Flanagan and Richard J. Grossi. The other continuing directors are: Joseph Rossi, Cornell Scott, Nathaniel D. Woodson, Joseph A. Zaccagnino, Robert J. Lyons, Jr., Eric A. Marziali, Gerald B. Rosenberg, Julia M. McNamara and Peyton R. Patterson. In accordance with the Company’s Corporate Governance Guidelines, Robert M. Schmalz retired after 32 years of service on the Company’s, and its predecessor’s, Board of Directors.

(c)

There were 114,158,736 shares of Common Stock eligible to be voted at the Annual Meeting and 100,212,867 shares or, 87.8%, were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and vote for each proposal were as follows:

1.	Election of directors for Three-Year Terms (Proposal 1).

		For	Against
	Roxanne J. Coady	95,336,808	4,876,059
	John F. Croweak	94,779,052	5,433,816
	Sheila B. Flanagan	95,470,195	4,742,673
	Richard J. Grossi	95,096,618	5,116,250

There were no abstentions or broker non-votes for any of the nominees.

2.	Approval of the NewAlliance Bancshares, Inc. 2005 Long-Term Compensation Plan (Proposal 2).

	For	Against	Abstain
	50,668,744	17,940,235	1,514,538

3.	Ratification of Appointment of PricewaterhouseCoopers, LLP as independent auditors of the Company for the fiscal year ending December 31, 2005 (Proposal 3).

	For	Against	Abstain
	98,437,199	1,189,984	585,684

Item 5.   Other Information

On May 9, 2005, the Company’s Board of Directors adopted a proposed stock repurchase plan. The plan is subject to the approval of the Connecticut Department of Banking and, absent intervening events and applicable black-out periods, implementation of actual repurchases will be delayed until after the shareholders of Cornerstone Bancorp, Inc. vote on the previously announced acquisition by the Company of Cornerstone Bancorp. That shareholder meeting is expected to take place in the third quarter of 2005. The proposed stock repurchase plan provides for the repurchase of up to 10.7 million shares of common stock of the Company (approximately 10% of common stock outstanding at March 31, 2005). When implemented, the repurchases shall be effected from time to time through open market purchases, unsolicited or solicited privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.

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

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen
Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	May 10, 2005