Form 10-Q
period 2005-06-30
NEWALLIANCE BANCSHARES INC
filed 2005-08-09
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to __________.

Commission File Number: 000-50610

NEWALLIANCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-2407114

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510

(Address of principal executive offices)	(Zip Code)

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

[ X ]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[ X ]	No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock (par value $.01)	114,896,607

Class	Outstanding at August 9, 2005

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except share data) (Unaudited)	2005	2004

Assets
Cash and due from banks, noninterest bearing	$117,493	$101,099
Short-term investments	50,998	100,000

Cash and cash equivalents	168,491	201,099
Investment securities available for sale (note 5)	2,544,099	2,282,701
Investment securities held to maturity (note 5)	58,358	1,000
Loans held for sale	3,148	501
Loans (note 6)
Residential real estate	1,606,655	1,576,114
Commercial real estate	743,808	731,241
Commercial business	322,546	325,835
Consumer	527,866	511,467

Total loans	3,200,875	3,144,657
Less allowance for loan losses	(36,181)	(36,163)

Total loans, net	3,164,694	3,108,494
Premises and equipment, net	53,585	53,704
Cash surrender value of bank owned life insurance	56,120	54,965
Goodwill (note 7)	418,481	417,307
Identifiable intangible assets (note 7)	50,032	56,003
Other assets (note 8)	77,257	88,364

Total assets	$6,594,265	$6,264,138

Liabilities
Deposits (note 9)
Non-interest bearing	$450,911	$448,670
Savings, interest-bearing checking and money market	1,980,711	2,093,937
Time	1,338,614	1,159,405

Total deposits	3,770,236	3,702,012
Short-term borrowings (note 10)	143,247	199,972
Long-term borrowings (note 10)	1,159,907	864,844
Other liabilities	88,953	80,938

Total liabilities	5,162,343	4,847,766

Commitments and contingencies (note 13)	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000,000 shares; issued 114,158,736 shares at June 30, 2005 and December 31, 2004	1,142	1,142
Additional paid-in capital	1,128,879	1,128,953
Unallocated common stock held by ESOP	(105,185)	(107,018)
Retained earnings	418,222	400,704
Accumulated other comprehensive loss (note 15)	(11,136)	(7,409)

Total stockholders’ equity	1,431,922	1,416,372

Total liabilities and stockholders’ equity	$6,594,265	$6,264,138

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data) (Unaudited)	2005	2004	2005	2004

Interest and dividend income
Real estate mortgage loans	$20,344	$21,522	$40,710	$29,750
Commercial real estate loans	11,058	11,005	21,721	15,607
Commercial business loans	5,006	4,314	9,524	5,591
Consumer loans	7,012	5,211	13,543	8,380
Investment securities	24,848	15,667	47,001	25,352
Short-term investments	315	296	738	393

Total interest and dividend income	68,583	58,015	133,237	85,073

Interest expense
Deposits	13,147	8,635	23,939	13,883
Borrowings	10,938	8,320	20,597	11,089

Total interest expense	24,085	16,955	44,536	24,972

Net interest income before provision for loan losses	44,498	41,060	88,701	60,101

Provision for loan losses	-	-	-	300

Net interest income after provision for loan losses	44,498	41,060	88,701	59,801

Non-interest income
Depositor service charges	5,790	5,989	10,775	7,789
Loan and servicing income	1,089	1,328	1,908	1,420
Trust fees	710	679	1,275	1,230
Investment and insurance fees	1,574	1,841	3,374	2,496
Bank owned life insurance	606	632	1,197	632
Rent	821	776	1,586	1,534
Net (loss) gain on limited partnerships	(22)	14	(43)	14
Net securities gains	4	4	12	40
Net gain on sale of loans	76	78	120	113
Other	489	88	771	137

Total non-interest income	11,137	11,429	20,975	15,405

Non-interest expense
Salaries and employee benefits (notes 1 & 11)	17,411	16,916	33,105	25,529
Occupancy	2,754	2,830	6,144	4,721
Furniture and fixtures	1,697	1,745	3,257	2,856
Outside services	4,614	3,903	9,288	6,201
Advertising, public relations, and sponsorships	1,473	874	2,534	1,247
Contribution to NewAlliance Foundation	-	40,040	-	40,040
Amortization of identifiable intangible assets	2,664	4,035	5,971	4,042
Conversion and merger related charges	410	6,886	890	10,850
Other	2,994	2,756	6,290	4,273

Total non-interest expense	34,017	79,985	67,479	99,759

Income (loss) before income taxes	21,618	(27,496)	42,197	(24,553)

Income tax provision (benefit)	7,108	(9,893)	13,992	(8,928)

Net income (loss)	$14,510	$(17,603)	$28,205	$(15,625)

Basic and diluted earnings (loss) per share	$0.14	$(0.17)	$0.26	n/a

Basic and diluted weighted-average shares outstanding	106,933,079	105,998,532	106,902,106	n/a

Dividends per share	$0.05	$-	$0.10	n/a

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated		Accumulated
			Additional	Common		Other	Total
For the Six Months Ended June 30, 2005		Common	Paid-in	Stock Held	Retained	Comprehensive	Stockholders’
(In thousands, except share data) (Unaudited)	Shares	Stock	Capital	by ESOP	Earnings	Loss	Equity

Balance December 31, 2004	114,158,736	$1,142	$1,128,953	$(107,018)	$400,704	$(7,409)	$1,416,372

Allocation of ESOP shares			(65)	1,833			1,768
Tax effect of ESOP shares released			(9)				(9)
Dividends declared ($0.10 per share)					(10,687)		(10,687)

Comprehensive income:
Net income					28,205		28,205
Other comprehensive loss, net of tax (note 15)						(3,727)	(3,727)

Total comprehensive loss							24,478

Balance June 30, 2005	114,158,736	$1,142	$1,128,879	$(105,185)	$418,222	$(11,136)	$1,431,922

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

(In thousands) (Unaudited)	2005	2004

Cash flows from operating activities
Net income (loss)	$28,205	$(15,625)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	-	300
Contribution of common stock to the NewAlliance Foundation	-	40,000
ESOP expense	1,768	663
Release of ESOP shares, tax effect	(9)	-
Amortization of identifiable intangible assets	5,971	4,042
Net amortization/accretion of fair market adjustments from net assets acquired	(4,606)	(2,383)
Net amortization/accretion on investment securities	3,844	3,182
Change in deferred income taxes	911	(10,930)
Depreciation and amortization	2,936	4,244
Net securities gains	(12)	(40)
Net gain on sales of performing loans	(120)	(113)
Loss on sales of other real estate owned	-	19
Recovery of OREO losses	-	(3)
Provision for loss on limited partnerships	43	-
Increase in cash surrender value of bank owned life insurance	(1,197)	(632)
Decrease (increase) in other assets	11,160	(19,259)
Increase (decrease) in other liabilities	7,864	(17,640)

Net cash provided (used) by operating activities	56,758	(14,175)

Cash flows from investing activities
Purchase of securities	(681,580)	(7,584,991)
Proceeds from maturity of securities	93,578	6,822,397
Proceeds from sales and calls of available for sale securities	12,846	199,944
Proceeds from principal reductions of securities	246,753	210,101
Net (increase) decrease in loans	(83,255)	12,392
Proceeds from sales of held for sale loans	23,024	2,193
Proceeds from sales of other real estate owned	-	119
Net cash paid for acquisitions	-	(529,413)
Proceeds from bank owned life insurance	12	-
Purchase of premises and equipment	(2,954)	(653)
Disposal of premises and equipment	238	-

Net cash used in investing activities	(391,338)	(867,911)

Cash flows from financing activities
Net increase in deposits	71,556	37,913
Net (decrease) increase in short-term borrowings	(56,725)	55,098
Proceeds from long-term borrowings	397,198	1,098,624
Repayments of long-term borrowings	(99,370)	(1,103,388)
Net proceeds from common stock offering, including tax benefit and other	-	1,010,799
Acquisition of common stock by ESOP, net	-	(109,451)
Dividends paid	(10,687)	-

Net cash provided by financing activities	301,972	989,595

Net (decrease) increase in cash and cash equivalents	$(32,608)	$107,509

Cash and equivalents, beginning of period	$201,099	$59,634

Cash and equivalents, end of period	$168,491	$167,143

See accompanying notes to consolidated financial statements.

     NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

1.	General

Financial Statement Presentation

The accompanying unaudited Consolidated Financial Statements set forth the accounts of NewAlliance Bancshares, Inc. and subsidiaries (the “Company”) including its main wholly-owned subsidiary, NewAlliance Bank (the “Bank”), formerly New Haven Savings Bank. The Consolidated Financial Statements and the accompanying Notes have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of interim periods presented have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the year as a whole.

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the periods presented. The actual results of NewAlliance Bancshares, Inc. could differ from those estimates. Material estimates that are susceptible to near-term changes include the determination of the allowance for loan losses, the valuation of mortgage servicing rights and other identifiable intangible assets and the determination of the obligation for pension and other postretirement benefits. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004.

Stock-Based Compensation

The Company accounts for stock options and restricted stock in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense is not recognized for fixed stock options if the exercise price of the option equals the fair value of the underlying stock at the grant date. The fair value of restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, the Company continues to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and discloses certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. The Financial Accounting Standards Board (“FASB”) has issued a revised SFAS No.123 (“SFAS No. 123R”), which will require the expensing of options, based on their fair value at grant date, beginning with the first reporting period after December 31, 2005.

As provided for under the Company’s 2005 Long-Term Compensation Plan, on June 17, 2005 the Company’s Compensation Committee awarded 8,551,600 stock options at an exercise price of $14.39 and 3,424,500 restricted stock awards to directors and selected employees. The options are for a term of 10 years and will vest 40% at year-end 2005, and 20% at year-end of each of the years 2006 through 2008. It is anticipated that the implementation of SFAS No. 123R will result in an after tax increase in option expense of approximately $3.0 million, $2.9 million and $2.7 million in 2006, 2007 and 2008, respectively. The restricted stock will vest 15% on January 1st of each of the years beginning 2006 through 2011 and 10% on January 1, 2012, while the associated expense on the awarded stock will be recorded from the award date through 2011. The Company will record an after tax increase in expense of approximately $5.2 million, $5.5 million, $5.2 million, $4.6 million, $4.3 million, $4.3 million and $2.8 million beginning in calendar year 2005 through 2011 in connection with the restricted stock awards.

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123:

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income (loss), as reported	$14,510	$(17,603)	$28,205	$(15,625)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	398	-	398	-
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	844	-	844	-

Proforma net income (loss)	$14,064	$(17,603)	$27,759	$(15,625)

Basic and diluted earnings per share
As reported	$0.14	$(0.17)	$0.26	n/a
Proforma	0.13	n/a	0.26	n/a

The proforma options expense of $2.61 per option was calculated using the Black-Scholes options pricing model with assumptions used for grants as follows: risk-free interest rate of 3.80%, expected life of 3.84 years, expected volatility of 19.85% and expected dividend yield of 1.53%.

At June 30, 2005, 250 options had been forfeited. The Company had no dilutive common shares outstanding during the three months or six months ended June 30, 2005. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Loss per share for six months ended June 30, 2004 is not presented, as the Company had no shares outstanding until the second quarter of 2004.

2.	Recent Accounting Pronouncements

In December 2004, the FASB issued revised SFAS No. 123R, which requires entities to measure the cost of employees services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period).

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

On April 14, 2005 the Securities and Exchange Commission issued a final rule that allows companies to delay the implementation of SFAS No. 123R to the beginning of a company’s next fiscal year. As of the effective date the Company will apply SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion outstanding of awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or proforma disclosure purposes. The anticipated financial impact of the implementation of SFAS No. 123R is discussed in Note 1.

3.	Conversion to Stock Form of Ownership

In 2003, the Company was organized as a Delaware business corporation, in connection with the planned conversion of the Bank, formerly New Haven Savings Bank, from mutual to capital stock form. On April 1, 2004 the Bank completed its Plan of Conversion (the “Plan”) at which time the Bank converted from a state-chartered mutual bank to a state-chartered stock bank and changed its name to NewAlliance Bank. All of the outstanding common stock of the Bank was sold to the holding company, NewAlliance Bancshares, Inc., which sold its stock in accordance with the Plan. All of the stock of the Company issued in the conversion was offered to eligible and supplemental eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in a subscription offering pursuant to subscription rights in order of priority as set forth in the Plan. The Company sold 102,493,750 shares of common stock at $10.00 per share in the conversion offering and contributed 4,000,000 shares of common stock to the NewAlliance Foundation (the “Foundation”). All of the stock in the offering was purchased by eligible account holders. The Company established an Employee Stock Ownership Plan (“ESOP”)

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

for the benefit of eligible employees, which became effective upon the conversion. The ESOP borrowed from NewAlliance Bancshares, Inc. the proceeds necessary to fund the purchase of 7% of the common stock issued. The ESOP did not purchase any shares in the conversion because the offering was oversubscribed, but completed its purchases in the open market on April 19, 2004. The Bank expects to make annual contributions adequate to fund the payment of the regular debt service requirements attributable to the indebtedness of the ESOP.

4.	Business Combinations

The following table summarizes acquisitions completed between April 1, 2004 and June 30, 2005.

		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Connecticut Bancshares, Inc.	4/1/2004	$2,541,575	$239,139	$368,983	$56,609	$610,600	-	$610,600

Alliance Bancorp of New England, Inc.	4/1/2004	427,631	26,664	49,498	10,010	191	7,665	76,841

The transactions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. The results of Connecticut Bancshares and Alliance are included in the results of the Company subsequent to April 1, 2004, and therefore are not included in the results for the first three months of 2004.

Transactions Pending Consummation

On July 1, 2005 the Company completed the acquisition of Trust Company of Connecticut (“Trust Company”) a non-depository trust company organized under the laws of the State of Connecticut. Trust Company had approximately $5.9 million of assets and $5.3 million of stockholders’ equity at June 30, 2005. Under terms of the agreement and as a result of Trust Company shareholder elections, the Company paid approximately $4.9 million in cash and issued 737,871 shares of stock for an aggregate merger consideration of approximately $15.5 million. The definitive agreement does call for additional merger consideration in the form of Company stock or cash, which could increase the aggregate merger consideration to approximately $19.3 million payable to Trust Company shareholders following December 31, 2005. The amount of the adjustment, if any, is based on certain performance criteria as more fully described in the definitive agreement.

On April 12, 2005, the Company entered into a definitive agreement to acquire Cornerstone Bancorp, Inc. (“Cornerstone”), the parent company of Cornerstone Bank. Cornerstone had assets of approximately $230.9 million and stockholders’ equity of approximately $23.8 million at June 30, 2005. Under terms of the agreement, each outstanding share of Cornerstone common stock will be converted into the right to receive 2.518 shares of the Company’s common stock, $35.00 in cash, or a combination thereof, plus in each case, cash in lieu of any fractional share interests. All outstanding options to acquire shares of Cornerstone common stock will be converted into the right to receive a lump sum cash payout in the amount equal to any excess of $35.00 over the per share exercise price of such stock options. As a result of the elective option, the merger consideration each Cornerstone shareholder elects to receive may be adjusted if necessary, so that 70% of the total merger consideration will be paid in Company stock. The aggregate merger consideration is valued at approximately $48.7 million. The transaction is subject to all required regulatory approvals, approval of the shareholders of Cornerstone and other customary conditions. The definitive agreement has been approved by the directors of both the Company and Cornerstone. The transaction is expected to close in the first quarter of 2006.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

5.	Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment securities at June 30, 2005 and December 31, 2004, are as follows:

	June 30, 2005				December 31, 2004

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Government and Agency obligations	$186,593	$17	$(1,605)	$185,005	$193,299	$52	$(1,446)	$191,905
Corporate obligations	67,174	67	(721)	66,520	93,716	140	(395)	93,461
Other bonds and obligations	138,011	363	(833)	137,541	153,559	303	(829)	153,033
Marketable and trust preferred equity securities	179,619	870	(1,102)	179,387	173,559	585	(1,077)	173,067
Mortgage-backed securities	1,984,364	4,718	(13,436)	1,975,646	1,674,416	5,602	(8,783)	1,671,235

Total available for sale	2,555,761	6,035	(17,697)	2,544,099	2,288,549	6,682	(12,530)	2,282,701

Held to maturity
Mortgage-backed securities and other bonds	58,358	36	(108)	58,286	1,000	-	-	1,000

Total held to maturity	58,358	36	(108)	58,286	1,000	-	-	1,000

Total securities	$2,614,119	$6,071	$(17,805)	$2,602,385	$2,289,549	$6,682	$(12,530)	$2,283,701

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of June 30, 2005.

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government and agency obligations	$73,350	$447	$104,024	$1,158	$177,374	$1,605
Corporate obligation	28,510	266	19,955	455	48,465	721
Other bonds and obligations	27,826	226	51,259	632	79,085	858
Marketable and trust preferred equity obligations	4,463	108	27,686	994	32,149	1,102
Mortgage-backed securities	885,539	6,317	395,392	7,202	1,280,931	13,519

Total securities with unrealized losses	$1,019,688	$7,364	$598,316	$10,441	$1,618,004	$17,805

Of the issues summarized above, 196 issues have unrealized losses for less than twelve months and 158 have unrealized losses for twelve months or more. Management believes that no individual unrealized loss as of June 30, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions. The unrealized losses reported for trust preferred securities and other bonds and obligations relate to securities that are investment grade, and the unrealized losses on these securities are attributable to changes in interest rates. The Company has the ability to hold the securities contained in the table for a time necessary to recover the unrealized losses.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

6.	Loans

The composition of the Company’s loan portfolio was as follows:

	June 30,	December 31,
(In thousands)	2005	2004

Residential real estate	$1,606,655	$1,576,114
Commercial real estate	743,808	731,241
Commercial business	322,546	325,835
Consumer
Home equity and equity lines of credit	498,703	475,256
Other	29,163	36,211

Total consumer	527,866	511,467

Total loans	3,200,875	3,144,657
Allowance for loan losses	(36,181)	(36,163)

Total loans, net	$3,164,694	$3,108,494

At June 30, 2005 and December 31, 2004, the Company’s residential real estate loan portfolio was entirely collateralized by one to four family homes and condominiums, located predominately in Connecticut. The commercial real estate loan portfolio was collateralized primarily by multi-family, commercial and manufacturing properties located predominately in Connecticut. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralized the majority of commercial business loans.

The following table provides a summary of activity in the allowance for loan losses.

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2005	2004	2005	2004

Balance at beginning of period	$36,679	$15,905	$36,163	$17,669
Net allowances gained through acquisition	-	21,498	-	21,498
Provision for loan losses	-	-	-	300
Charge-offs
Residential and commercial real estate loans	2	68	21	153
Commercial business loans	836	352	1,310	2,419
Consumer loans	75	88	156	144

Total charge-offs	913	508	1,487	2,716

Recoveries
Residential and commercial real estate loans	(177)	(342)	(191)	(375)
Commercial business loans	(190)	(282)	(1,231)	(364)
Consumer loans	(48)	(25)	(83)	(54)

Total recoveries	(415)	(649)	(1,505)	(793)

Net charge-offs (recoveries)	498	(141)	(18)	1,923

Balance at end of period	$36,181	$37,544	$36,181	$37,544

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

7.	Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the six months ended June 30, 2005 are summarized as follows:

			Other	Total
			Identifiable	Identifiable
		Core Deposit	Intangible	Intangible
(In thousands)	Goodwill	Intangible	Assets	Assets

Balance, December 31, 2004	$417,307	$49,359	$6,644	$56,003
Adjustments to purchase accounting estimates	1,174	-	-	-
Amortization expense	-	3,943	2,028	5,971

Balance, June 30, 2005	$418,481	$45,416	$4,616	$50,032

Estimated amortization expense for the year ending:
Remaining 2005		$3,296	$1,091	$4,387
2006		5,039	1,938	6,977
2007		4,959	983	5,942
2008		4,959	27	4,986
2009		4,959	13	4,972
Thereafter		22,204	-	22,204

The components of identifiable intangible assets are as follows:

	June 30, 2005

	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount

Identifiable intangible assets
Core deposit intangible	$56,861	$11,445	$45,416
Other identifiable intangible assets	10,721	6,105	4,616

Total	$67,582	$17,550	$50,032

8.	Other Assets

Selected components of other assets are as follows:

	June 30,	December 31,
(In thousands)	2005	2004

Deferred tax asset	$26,453	$26,488
Current Federal income tax receivable	-	17,845
Accrued interest receivable	24,299	21,058
Receivable arising from securities transactions	4,568	4,403
Investments in limited partnerships and other investments	7,248	6,556
Mortgage servicing rights	2,338	2,058

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

9.	Deposits

A summary of deposits by account type is as follows:

	June 30,	December 31,
(In thousands)	2005	2004

Savings	$882,343	$942,363
Money market	755,955	806,035
NOW	342,413	345,539
Demand	450,911	448,670
Time	1,338,614	1,159,405

Total deposits	$3,770,236	$3,702,012

10.	Borrowings

The following is a summary of the Company’s borrowed funds:

	June 30,	December 31,
(In thousands)	2005	2004

FHLB advances (1)	$1,110,224	$860,009
Repurchase agreements	183,247	194,972
Mortgage loans payable	1,774	1,830
Junior subordinated debentures issued to affiliated trusts (2)	7,909	8,005

Total borrowings	$1,303,154	$1,064,816

(1)	Includes fair value adjustments on acquired borrowings of $20.7 million and $23.4 million at June 30, 2005 and December 31, 2004, respectively.
(2)	Includes fair value adjustments on acquired borrowings of $800,000 and $900,000 at June 30, 2005 and December 31, 2004, respectively.

FHLB Advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. At June 30, 2005 and December 31, 2004, the Bank was in compliance with the FHLB collateral requirements. At June 30, 2005, the Company can borrow an additional $233.3 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window which was approximately $222.0 million as of June 30, 2005, all of which was available on that date.

11.	Employee Benefits

The Company provides various defined benefit pension plans and postretirement benefit plans (postretirement health and life insurance benefits) to substantially all employees. The Company also has supplemental retirement plans (the “Supplemental Plans”) that provide benefits for certain key executive officers. The Company has amended one of the Supplemental Plans in connection with its conversion to a stock bank to freeze the accrual of benefits. Because future benefits were reduced, this event resulted in a gain of $943,000 being recorded in the three months ended March 31, 2004.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table presents the amount of net periodic benefit cost for the three months ended June 30, 2005 and 2004:

					Other
	Qualified		Supplemental		Postretirement
	Pension		Retirement Plans		Benefits
(In thousands)	2005	2004	2005	2004	2005	2004

Service cost - benefits earned during the period	$711	$579	$103	$78	$43	$35
Interest cost on projected benefit obligation	1,173	1,112	142	121	94	83
Expected return on plan assets	(1,259)	(1,239)	-	-	-	-
Amortization of unrecognized transition obligation	-	(24)	-	5	13	13
Prior service cost recognized	13	-	7	-	-	-
Recognized net loss (gain)	26	22	-	199	(1)	(1)

Net periodic benefit cost	$664	$450	$252	$403	$149	$130

The following table presents the amount of net periodic benefit cost for the six months ended June 30, 2005 and 2004:

					Other
	Qualified		Supplemental		Postretirement
	Pension		Retirement Plans		Benefits
(In thousands)	2005	2004	2005	2004	2005	2004

Service cost - benefits earned during the period	$1,421	$887	$206	$176	$86	$49
Interest cost on projected benefit obligation	2,346	1,529	284	246	188	102
Expected return on plan assets	(2,518)	(1,725)	-	-	-	-
Amortization and deferral of unrecognized transition obligation	-	(48)	-	17	26	26
Prior service cost recognized	26	-	14	-	-	-
Recognized net loss (gain)	52	44	-	199	(1)	(2)
Additional amount due to settlement, curtailment or special termination benefits	-	-	-	(943)	-	-

Net periodic benefit cost (benefit)	$1,327	$687	$504	$(305)	$299	$175

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

At June 30, 2005, the loan had an outstanding balance of $107.4 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three and six months ended June 30, 2005 was approximately $852,000 and $1.8 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The ESOP shares as of June 30, 2005 were as follows:

Shares released for allocation	290,516
Unreleased shares	7,164,046

Total ESOP shares	7,454,562

Market value of unreleased shares at
June 30, 2005 (in thousands)	$100,655

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act provides for prescription drug benefits under a new Medicare Part D program and federal subsidies to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. On May 19, 2004, the FASB issued Staff Position No. FAS 106-2 (“FAS 106-2”), providing formal guidance on the accounting for the effects of the Act. FAS 106-2 requires that effects of the Act be included in the measurement of the accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost when an employer initially adopts its provisions. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company’s postretirement benefit plan does provide prescription drug benefits for a limited number of retirees. The APBO and net periodic postretirement benefit costs included in the Company’s financial statements do not reflect the effects of the Act on the Company’s postretirement benefit plan because, after a review of the expected benefit obligation it is anticipated that there will not be a material impact on the Company’s consolidated financial statements.

In June of 2005 the Company’s Compensation Committee awarded stock options and restricted stock awards to directors and certain employees. See Note 1 for further detail on stock-based compensation.

12.	Deferred Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities. Deferred taxes charged to goodwill were in connection with the acquisitions of Connecticut Bancshares and Alliance. The Company had a net deferred tax asset of $26.5 million at June 30, 2005 and December 31, 2004.

The allocation of deferred tax expense (benefit) involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004

Deferred tax expense (benefit) allocated to:
Stockholders’ equity, tax effect of unrealized gains (losses) on marketable equity securities	$5,421	$(7,573)	$(2,088)	$(5,237)
Stockholders’ equity, tax benefit for difference between book and tax basis for the Foundation contribution, net of a $3.7 million valuation allowance	-	(3,955)	-	(3,955)
Goodwill	-	(5,691)	1,213	(5,691)
Income (loss)	384	(11,875)	911	(10,930)

Total deferred tax expense (benefit)	$5,805	$(29,094)	$36	$(25,813)

13.	Commitments and Contingencies

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

The table below summarizes the Company’s commitments and contingencies discussed above.

	June 30,	December 31,
(In thousands)	2005	2004

Commitments to extend credit	$83,474	$47,865
Unadvanced portion of construction loans	88,814	71,768
Standby letters o f credit	10,815	8,103
Unadvanced portion of lines of credit	464,053	474,967

Total commitments	$647,156	$602,703

For a discussion of legal proceedings and other material litigation, see Part II, Item I, Legal Proceedings, of this Form 10-Q.

14.	Stockholders’ Equity

At June 30, 2005, stockholders’ equity amounted to $1.43 billion, or 21.7% of total assets, compared to $1.42 billion, or 22.6% at December 31, 2004. The Company paid a cash dividend of $0.05 per share on common stock during the first and second quarter of 2005.

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At June 30, 2005, the Company and the Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank

June 30, 2005
Tier 1 Capital (to Average Assets)	$610,315	10.2%	$240,276	4.00%	$300,345	5.00%
Tier 1 Capital (to Risk Weighted Assets)	610,315	17.3	140,815	4.00	211,222	6.00
Total Capital (to Risk Weighted Assets)	646,496	18.4	281,629	8.00	352,037	10.00

December 31, 2004
Tier 1 Capital (to Average Assets)	$577,347	10.0%	$231,248	4.00%	$289,060	5.00%
Tier 1 Capital (to Risk Weighted Assets)	577,347	16.5	139,991	4.00	209,987	6.00
Total Capital (to Risk Weighted Assets)	613,510	17.5	279,982	8.00	349,978	10.00

NewAlliance Bancshares, Inc.

June 30, 2005
Tier 1 Capital (to Average Assets)	$970,681	16.1%	$241,297	4.00%	$301,622	5.00%
Tier 1 Capital (to Risk Weighted Assets)	970,681	27.4	141,755	4.00	212,633	6.00
Total Capital (to Risk Weighted Assets)	1,013,971	28.6	283,510	8.00	354,388	10.00

December 31, 2004
Tier 1 Capital (to Average Assets)	$946,496	16.3%	$231,958	4.00%	$289,948	5.00%
Tier 1 Capital (to Risk Weighted Assets)	946,496	27.0	140,308	4.00	210,462	6.00
Total Capital (to Risk Weighted Assets)	989,764	28.2	280,615	8.00	350,769	10.00

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

15.	Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive income (loss) and the related tax effects for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004

Net income (loss)	$14,510	$(17,603)	$28,205	$(15,625)
Other comprehensive income (loss), before tax:
Unrealized (losses) gains on securities:
Unrealized holding gains (losses) arising during the period	15,738	(22,679)	(5,803)	(15,736)
Reclassification adjustment for gains included in net income	(4)	(4)	(12)	(40)

Other comprehensive income (loss), before tax	15,734	(22,683)	(5,815)	(15,776)
Income tax (expense) benefit net of valuation allowance	(5,421)	7,573	2,088	5,237

Other comprehensive income (loss), net of tax	10,313	(15,110)	(3,727)	(10,539)
Comprehensive income (loss)	$24,823	$(32,713)	$24,478	$(26,164)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain certain forward-looking statements as that term is defined in the U.S. federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Management, are generally identified by use of the word “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Management’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

Factors that could have a material adverse effect on the operations of NewAlliance Bancshares, Inc. and its subsidiaries (the “Company”) include, but are not limited to, changes in market interest rates, loan prepayment rates and delinquencies, general economic conditions, legislation, and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for financial services, and loan, deposit and investment products in the Company’s local markets; the ability of the Company to successfully integrate the operations of pending acquisitions; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company’s operations, pricing and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Critical Accounting Policies

The accounting policies followed by the Company conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.

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

The Company’s core operating objectives are to (1) grow through a disciplined acquisition strategy, supplemented by strategic de-novo branching, (2) build high quality, profitable loan portfolios, in particular through growth in commercial real estate, commercial business and home equity loans using primarily organic, but also purchase strategies, (3) increase the non-interest income component of total revenues through (i) development of banking-related fee income, (ii) growth in existing wealth management services, including trust and the sale of insurance and investment products, and (iii) the acquisition of additional financial services businesses, (4) utilize technology to provide superior customer service and new products and (5) improve operating efficiencies through increased scale and process improvements.

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

The Company completed two acquisitions on April 1, 2004: (1) Connecticut Bancshares, Inc. (“Connecticut Bancshares”), the holding company for the Savings Bank of Manchester and (2) Alliance Bancorp of New England, Inc. (“Alliance”), the holding company for Tolland Bank. The Savings Bank of Manchester was a $2.54 billion-asset bank with 28 branches in three counties in Central Connecticut, and Tolland Bank was a $427.6 million-asset bank with 10 branches in two counties in Central Connecticut. The acquired banks were merged into NewAlliance Bank.

Beginning in the third quarter of 2005, the Company’s financial statements will include the results of the acquisition of Trust Company of Connecticut (“Trust Company”), a non-depository trust company, which was completed on July 1, 2005. At June 30, 2005, the Trust Company had assets of approximately $5.9 million and stockholders’ equity of approximately $5.3 million. The Company has also entered into a definitive agreement to acquire Cornerstone Bancorp, Inc. (“Cornerstone”). This agreement became effective on April 12, 2005 and the transaction is expected to close in the first quarter of 2006. Cornerstone had approximately $230.9 million of assets and approximately $23.8 million of stockholder’s equity at June 30, 2005. Further information regarding these acquisitions can be found in Note 4, “Business Combinations” in the Notes to Consolidated Financial Statements.

Fully diluted earnings per share were $0.14 for the three months ended June 30, 2005 compared to $(0.17) for the three months ended June 30, 2004. For the six months ended June 30, 2005, fully diluted earnings per share were $0.26. The Company did not report earnings per share for the comparable year-to-date period, as there were no shares outstanding in the first quarter of 2004. The primary factors for the increase in quarterly earnings per share were a reduction in merger and conversion related charges resulting from the acquisitions of Connecticut Bancshares and Alliance of $6.5 million and the one-time contribution to the NewAlliance Foundation of $40.0 million in 2004. These two factors had a net of tax effect of $0.29 per share for the three months ended June 30, 2004. Although merger and conversion related expenses have decreased significantly in 2005, management expects these charges to increase in subsequent quarters in light of the Trust Company and Cornerstone acquisitions discussed above.

Annualized return on average equity (“ROE”) and annualized return on average assets (“ROA”) were 4.10% and 0.89%, respectively for the quarter ended June 30, 2005 and (5.04)% and (1.11)%, respectively for the quarter ended June 30, 2004. On a year-to-date basis, ROE was 3.98% and (3.63)%, while ROA was 0.88% and (0.68)%, respectively for 2005 and 2004.

The Company’s net interest margin was up for both the quarter and year-to-date periods ended June 30, 2005 over the comparable 2004 periods at 3.07% for the quarter and 3.11% year-to-date compared to 2.90% and 2.83%, respectively.

Asset quality remained strong as nonperforming loans at June 30, 2005 were down from both year-end 2004 and a year ago, June 30, 2004. Nonperforming loans to total loans were 0.29% at June 30, 2005 down from 0.43% at June 30, 2004. There was no provision for loan losses recorded for either the three or six months ended June 30, 2005 compared to a $300,000 charge recorded during the six months ended June 30, 2004.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except share data)	2005	2004	2005	2004

Condensed Income Statement
Interest and dividend income	$68,583	$58,015	$133,237	$85,073
Interest expense	24,085	16,955	44,536	24,972

Net interest income before provision for loan losses	44,498	41,060	88,701	60,101
Provision for loan losses	—	—	—	300

Net interest income after provision for loan losses	44,498	41,060	88,701	59,801
Non-interest income	11,137	11,429	20,975	15,405
Operating expenses	33,607	33,059	66,589	48,869
Contribution to NewAlliance Foundation	—	40,040	—	40,040
Conversion and merger related charges	410	6,886	890	10,850

Income (loss) before income taxes	21,618	(27,496)	42,197	(24,553)
Income tax provision (benefit)	7,108	(9,893)	13,992	(8,928)

Net income	$14,510	$(17,603)	$28,205	$(15,625)

Basic and diluted weighted average shares outstanding	106,933,079	105,998,532	106,902,106	n/a
Basic and diluted earnings (loss) per share	$0.14	$(0.17)	$0.26	n/a
Financial Ratios
Return on average assets (1)	0.89%	(1.11)%	0.88%	(0.68)%
Return on average equity (1)	4.10	(5.04)	3.98	(3.63)
Net interest margin (1)	3.07	2.90	3.11	2.83
Efficiency ratio (2)	61.08	152.21	61.38	131.98
Per share data
Book value per share	$12.54	$12.22	$12.54	$12.22
Tangible book value per share	8.44	7.90	8.44	7.90

(1)	Annualized.
(2)	Excludes net securities gains and other real estate owned expenses.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2005 and 2004

Earnings Summary
As shown in Table 2, net income increased by $32.1 million, to $14.5 million for the quarter ended June 30, 2005 from a net loss of $17.6 million for the three months ended June 30, 2004. This change is mainly due to a one-time charge in 2004 of $40.0 million resulting from the contribution of 4.0 million shares of the Company’s common stock to the NewAlliance Foundation (the “Foundation”) and a decline of conversion and merger related charges of $6.5 million for the Connecticut Bancshares and Alliance acquisitions completed on April 1, 2004. Excluding these charges, net income increased $1.9 million for the quarter ended June 30, 2005 from the comparative quarter in 2004 due primarily to an increase in net interest income of $3.4 million. Net interest income increased primarily because of higher earning-asset levels derived from growth in mortgage-backed securities and to a lesser extent an increase in the yields earned from the loan portfolio over the prior quarter. These performance improvements were partially offset by growth in operating expenses resulting from the two acquisitions, as well as higher compensation and benefit expenses. The continued strong performance of asset quality metrics and loan portfolio composition were the primary reasons that a loan loss provision was not recorded for the three months ended June 30, 2005.

The year-to-date increase in earnings in comparison to the first six months of 2004 was primarily a result of higher net interest income and non-interest income and lower conversion and merger charges and the contribution in 2004 to the Foundation, partially offset by increased operating expenses. The rise in net interest income was driven by an increase in average interest-earning assets of $1.47 billion exceeding the increase in average interest-bearing liabilities of $1.06 billion derived primarily from the acquisitions of Connecticut Bancshares and Alliance and an improvement in net interest margin. Higher non-interest income and non-interest expenses were due to the expansion of the Company’s geographic area due to the acquisitions and costs associated with being a public company. The contribution of Company stock to the Foundation was a one-time event.

Table 2: Summary Income Statements
	Three Months Ended			Six Months Ended
	June 30,			June 30,

(In thousands, except per share data)	2005	2004	Change	2005	2004	Change

Net interest income	$44,498	$41,060	$3,438	$88,701	$60,101	$28,600
Provision for loan losses	—	—	—	—	300	(300)
Non-interest income	11,137	11,429	(292)	20,975	15,405	5,570
Operating expenses	33,607	33,059	548	66,589	48,869	17,720
Contribution to NewAlliance Foundation	—	40,040	(40,040)	—	40,040	(40,040)
Conversion and merger related charges	410	6,886	(6,476)	890	10,850	(9,960)
Income (loss) before income taxes	21,618	(27,496)	49,114	42,197	(24,553)	66,750
Income tax provision (benefit)	7,108	(9,893)	17,001	13,992	(8,928)	22,920

Net income (loss)	$14,510	$(17,603)	$32,113	$28,205	$(15,625)	$43,830

Diluted earnings (loss) per share	$0.14	$(0.17)	$0.31	$0.26	n/a	n/a

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

As reflected in Table 3, operating earnings for the quarter were $0.14 per share. These earnings are the same as GAAP earnings for the current quarter as the majority of the conversion and merger related charges for the conversion to a stock bank and the acquisitions of Connecticut Bancshares and Alliance occurred in 2004. Although conversion and merger expenses were minimal in the current quarter, management anticipates that the integration of Trust Company of Connecticut and the acquisition of Cornerstone Bancorp, Inc. will cause these costs to increase. Operating net income for the quarter ended June 30, 2004, was $12.9 million, or $0.12 per share. Operating earnings per share for the six months ended June 30, 2005 was $0.27 per share. Operating earnings per share for the six months ended June 30, 2004 is not presented, as the Company had no shares outstanding during the first three months of 2004.

A reconciliation of GAAP-based earnings results to operating-based earnings results is as follows:

Table 3: Reconciliation of GAAP Net Income to Operating Net Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2005	2004	2005	2004

Net income (loss)	$14,510	$(17,603)	$28,205	$(15,625)
After-tax operating adjustments:
Contribution to NewAlliance Foundation	—	26,026	—	26,026
Conversion and merger related charges	267	4,476	579	7,053

Net income - operating	$14,777	$12,899	$28,784	$17,454

Diluted earnings per share - operating	$0.14	$0.12	$0.27	N/A

Net Interest Income Analysis
 Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of average earning assets.

As shown in Table 4, net interest income for the quarter ended June 30, 2005 was $44.5 million, compared to $41.1 million for the same period last year. The $3.4 million increase is primarily due to increases on rates earned on investments and loans exceeding the increases on rates paid for deposits and borrowings, as well as an increase in the balance of average interest-earning assets of $141.1 million partially offset by the increase in the balance of interest-bearing liabilities of $48.2 million.

Interest income for the three months ended June 30, 2005 was $68.6 million, compared to $58.0 million for the quarter ended June 30, 2004, an increase of $10.6 million, or 18.2%. The majority of the increase in interest income resulted from an increase in the rate earned on investment securities of 1.04% and the increase in the average balance of investment securities, particularly mortgage-backed securities. The rates on mortgage-backed securities increased 0.45% while the average balance increased $718.7 million. The increase in mortgage-backed securities was due to the movement of short-term investments into higher yielding mortgage-backed securities during the quarter ended June 30, 2004 resulting from the Company moving away from investing in short-term yielding assets due to liquidity raised in the initial public offering, and the additional purchases of mortgage-backed securities during the quarter ended June 30, 2005 as the Company has expanded its use of borrowings from the Federal Home Loan Bank - Boston (“FHLB”) to fund purchases of investments and residential mortgages.

Interest income from loans increased $1.4 million due to a 37 basis point increase in the average yield as a result of a rise in the interest rate environment from a year ago, partially offset by a decrease in the average balances of $121.1 million, or 3.7%. The decrease in average loan balances was principally driven by increased loan payoffs. This decrease was partially offset by continuing demand for home equity loans and business loans, commercial mortgages and the Company’s continued purchasing of residential mortgages in the secondary market. For the quarter ended June 30, 2005 the Company purchased approximately $53.0 million in variable rate and 10 and 15 year fixed rate residential mortgages.

The cost of funds for the quarter ended June 30, 2005 increased $7.1 million, or 42.1% to $24.1 million compared to the prior year period. The average rate on interest-bearing liabilities increased 61 basis points to 2.11% from 1.50%. The increase in interest expense in deposits was primarily due to an increase in expense on time deposits of $4.1 million from the quarter period a year ago and was mainly due to the average balance increasing $166.3 million coupled with a 106 basis point increase in the average rate paid on time deposits. The 106 basis point increase was due to market rate increases and offering promotional rates to customers who either had or established a checking relationship with the Bank. Interest expense on FHLB advances and other borrowings increased $2.0 million from $7.9 million for the three months ended June 30, 2004 to $9.9 million for the same period in 2005. The increase in expense was predominantly due to an increase in the average balance of $178.4 million in order to purchase residential mortgages and investment securities and a 15 basis point increase in the average rate paid on FHLB advances and other borrowings. All other interest-bearing liabilities had a net increase of $1.0 million, which was primarily due to increases in rates paid due to a general increase in market interest rates during the period.

Table 5 displays year-to-date net interest income of $88.7 million, an increase of $28.6 million, or 47.6%, compared to the equivalent prior-year period. Increases in interest-earning assets and interest-bearing liabilities were driven by the two acquisitions and the conversion from a mutual savings bank to a stock bank.

Interest and dividend income increased $48.2 million, or 56.6%, to $133.2 million from $85.1 million for the six months ended June 30, 2005 and 2004, respectively. The average rate earned on earning assets increased 66 basis points to 4.67% from 4.01% in the prior period. Investment income increased $22.0 million, mainly due to an increase in mortgage-backed securities income of $18.8 million due to an increase in the average balance of $843.8 million and a 39 basis point increase in the average rate earned on these securities. Several factors attributed to these increases including (a) the movement of short-term investments into higher yielding mortgage-backed securities during the second quarter of 2004, (b) the acquisitions of Connecticut Bancshares and Alliance in the second quarter of 2004, (c) additional purchases during 2005, and (d) a rising market interest rate environment. Income from loans increased $26.2 million consisting of $22.8 million relating to increases in average loan balances, which was primarily attributable to the acquisitions of Connecticut Bancshares and Alliance during the second quarter of 2004 and $3.4 million was due to changes in average rates resulted from a general increase in market interest rates during the period.

The cost of funds for the six months ended June 30, 2005 increased $19.6 million, or 78.3%, to $44.5 million from $25.0 million compared to the prior year. The average rate on interest-bearing liabilities increased 53 basis points to 1.99% from 1.46%. The six-month change in the average yields on deposits and FHLB advances and other borrowings was consistent with the quarterly change as the same factors affected both periods.

Average Balances, Interest, Average Yields/Cost and Rate/Volume Analysis
Tables 4 and 5 below set forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields or rates for the periods indicated. The average yields and costs are derived by dividing income or expenses by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are computed using daily balances. Yields and amounts earned include loan fees and fair value adjustments related to acquired loans, deposits and borrowings. Loans held for sale and nonaccrual loans have been included in interest-earning assets for purposes of these computations.

Table 6 below presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) change attributable to change in volume (change in volume multiplied by prior rate), (ii) change attributable to change in rate (change in rate multiplied by prior volume); and (iii) the net change (change in rate multiplied by change in volume). The net change is allocated based on the percentage of the change attributable to rate and volume.

Table 4: Average Balance Sheets for the Three Months Ended June 30, 2005 and 2004

	Three Months Ended

	June 30, 2005			June 30, 2004

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$1,577,806	$20,344	5.16%	$1,698,322	$21,522	5.07%
Commercial real estate	733,243	11,058	6.03	767,051	11,005	5.74
Commercial business	318,653	5,006	6.28	333,257	4,314	5.18
Consumer	523,279	7,012	5.36	475,408	5,212	4.39

Total Loans	3,152,981	43,420	5.51	3,274,038	42,053	5.14
Short-term investments	40,537	315	3.11	122,732	296	0.96
Investment securities	2,608,068	24,848	3.81	2,263,755	15,666	2.77

Total interest-earning assets	5,801,586	$68,583	4.73%	5,660,525	$58,015	4.10%
Non-interest-earning assets	699,594			669,560

Total assets	$6,501,180			$6,330,085

Interest-bearing liabilities
Deposits
Money market	$768,396	$3,599	1.87%	$770,455	$2,848	1.48%
NOW	335,598	148	0.18	506,974	224	0.18
Savings	895,778	1,066	0.48	1,021,002	1,286	0.50
Time	1,292,440	8,334	2.58	1,126,129	4,277	1.52

Total interest-bearing deposits	3,292,212	13,147	1.60	3,424,560	8,635	1.01
Repurchase agreements	189,607	1,008	2.13	187,440	387	0.83
FHLB advances and other borrowings	1,078,127	9,930	3.68	899,716	7,933	3.53

Total interest-bearing-liabilities	4,559,946	24,085	2.11%	4,511,716	16,955	1.50%
Non-interest-bearing demand deposits	448,120			382,835
Other non-interest-bearing liabilities	75,781			38,256

Total liabilities	5,083,847			4,932,807
Equity	1,417,333			1,397,278

Total liabilities and equity	$6,501,180			$6,330,085

Net interest-earning assets	$1,241,640			$1,148,809

Net interest income		$44,498			$41,060

Interest rate spread			2.62%			2.60%
Net interest margin (net interest income as a percentage of total interest-earning assets)			3.07%			2.90%
Ratio of total interest-earning assets to total interest-bearing liabilities			127.23%			125.46%

Table 5: Average Balance Sheets for the Six Months Ended June 30, 2005 and 2004

	Six Months Ended

	June 30, 2005			June 30, 2004

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$1,571,436	$40,710	5.18%	$1,172,407	$29,750	5.08%
Commercial real estate	730,875	21,721	5.94	531,510	15,607	5.87
Commercial business	318,710	9,524	5.98	212,658	5,591	5.26
Consumer	518,637	13,543	5.22	378,678	8,380	4.43

Total Loans	3,139,658	85,498	5.45	2,295,253	59,328	5.17
Short-term investments	58,213	738	2.54	88,108	393	0.89
Investment securities	2,511,459	47,001	3.74	1,858,811	25,352	2.73

Total interest-earning assets	5,709,330	$133,237	4.67%	4,242,172	$85,073	4.01%
Non-interest-earning assets	708,086			351,331

Total assets	$6,417,416			$4,593,503

Interest-bearing liabilities
Deposits
Money market	$765,550	$6,483	1.69%	$623,115	$4,625	1.48%
NOW	334,609	303	0.18	533,020	643	0.24
Savings	905,935	2,154	0.48	764,064	1,905	0.50
Time	1,248,985	14,999	2.40	795,627	6,710	1.69

Total interest-bearing deposits	3,255,079	23,939	1.47	2,715,826	13,883	1.02
Repurchase agreements	192,058	1,759	1.83	111,283	480	0.86
FHLB advances and other borrowings	1,036,677	18,838	3.63	591,786	10,609	3.59

Total interest-bearing liabilities	4,483,814	44,536	1.99%	3,418,895	24,972	1.46%
Non-interest-bearing demand deposits	440,337			279,260
Other non-interest-bearing liabilities	75,741			35,154

Total liabilities	4,999,892			3,733,309
Equity	1,417,524			860,194

Total liabilities and equity	$6,417,416			$4,593,503

Net interest-earning assets	$1,225,516			$823,277

Net interest income		$88,701			$60,101

Interest rate spread			2.68%			2.55%
Net interest margin (net interest-income as a percentage of total interest			3.11%			2.83%
earning assets)
Ratio of total interest-earning assets to total interest-bearing liabilities			127.33%			124.08%

Table 6: Rate/Volume Analysis
	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	Compared to			Compared to
	Three Months Ended			Six Months Ended
	June 30, 2004			June 30, 2004

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans:
Residential real estate	$371	$(1,549)	$(1,178)	$636	$10,324	$10,960
Commercial real estate	550	(497)	53	191	5,923	6,114
Commercial business	888	(196)	692	846	3,087	3,933
Consumer	1,239	561	1,800	1,691	3,472	5,163

Total loans	3,048	(1,681)	1,367	3,364	22,806	26,170
Short-term investments	319	(300)	19	516	(171)	345
Investment securities	6,541	2,641	9,182	11,139	10,510	21,649

Total interest-earning assets	$9,908	$660	$10,568	$15,019	$33,145	$48,164

Interest-bearing liabilities
Deposits:
Money market	$759	$(8)	$751	$709	$1,149	$1,858
NOW	—	(76)	(76)	(137)	(203)	(340)
Savings	(68)	(152)	(220)	(92)	341	249
Time	3,348	709	4,057	3,536	4,753	8,289

Total interest bearing deposits	4,039	473	4,512	4,016	6,040	10,056
Repurchase agreements	617	4	621	776	503	1,279
FHLB advances and other borrowings	367	1,630	1,997	147	8,082	8,229

Total interest-bearing liabilities	5,023	2,107	7,130	4,939	14,625	19,564

Increase in net interest income	$4,885	$(1,447)	$3,438	$10,080	$18,520	$28,600

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

Management performs a monthly review of the loan portfolio and based on this review determines the level of the provision necessary to maintain an adequate loan loss allowance. Management did not record a provision for loan losses for either the three or six months ended June 30, 2005. The primary factors that influenced management not to record a provision were that the overall allowance is adequate based on the levels of delinquencies and other asset quality indicators and the Company had net recoveries for the six months ended June 30, 2005 of $18,000. For the six months ended June 30, 2004, the Company recorded a provision of $300,000 due primarily to the default of one commercial borrower and resulting charge-off.

At June 30, 2005, the allowance for loan losses was $36.2 million, which represented 385.23% of nonperforming loans and 1.13% of total loans. This compared to the allowance for loan losses of $36.2 million at December 31, 2004 representing 353.40% of nonperforming loans and 1.15% of total loans.

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

Table 7: Non-interest Income
	Three Months Ended					Six Months Ended
	June 30,		Change			June 30,		Change

(Dollars in thousands)	2005	2004	Amount	Percent		2005	2004	Amount	Percent

Depositor service charges	$5,790	$5,989	$(199)	(3.32	) %	$10,775	$7,789	$2,986	38.34%
Loan and servicing income	1,089	1,328	(239)	(18.00)		1,908	1,420	488	34.37
Trust fees	710	679	31	4.57		1,275	1,230	45	3.66
Investment and insurance fees	1,574	1,841	(267)	(14.50)		3,374	2,496	878	35.18
Bank owned life insurance	606	632	(26)	(4.11)		1,197	632	565	89.40
Rent	821	776	45	5.80		1,586	1,534	52	3.39
Net (loss) gain on limited partnership	(22)	14	(36)	(257.14)		(43)	14	(57)	(407.14)
Net securities gains	4	4	—	—		12	40	(28)	(70.00)
Net gain on sale of loans	76	78	(2)	(2.56)		120	113	7	6.19
Other	489	88	401	455.68		771	137	634	462.77

Total non-interest income	$11,137	$11,429	$(292)	(2.55	) %	$20,975	$15,405	$5,570	36.16%

As displayed in Table 7, non-interest income decreased $292,000 to $11.1 million for the three months ended June 30, 2005 from $11.4 million for the three months ended June 30, 2004. This decrease was primarily due to decreases in investment and insurance fees, loan and servicing income and depositor service charges partially offset by an increase in other income. Investment and insurance fees decreased $267,000 mainly due to an unfavorable market for fixed annuity insurance products during the quarter and a shortfall in the number of experienced brokers selling investment and insurance products during 2005. Loan and servicing income decreased $239,000 primarily due to an increase in the valuation of mortgage servicing rights in the current quarter of $113,000 compared to an increase in the valuation of $477,000 in the comparative period in 2004. This decrease was partially offset by increases in real estate and other loan fees. Depositor service charges decreased $199,000 and was mainly driven by a decrease in service charges in demand deposit accounts. These decreases were partially offset by an increase in other income of $401,000 due to several items of a nonrecurring nature including interest on a tax refund and a lease termination gain related to a closed branch that totaled approximately $330,000.

The year-to-date increase in total non-interest income of $5.6 million was positively affected by the acquisitions of Connecticut Bancshares and Alliance and the resulting expansion of our market and branch network, which was the main reason for increases in depositor service charges, investment and insurance fees, and bank owned life insurance. Investment and insurance fees were also enhanced in 2005 as the Company realized higher commissions on the sale of investment products due to the Company establishing its own broker dealer in October 2003, with accounts transferring to the proprietary broker dealer in the middle of the first quarter of 2004. Loan and servicing income increased $488,000 largely due to an increase in the valuation of mortgage servicing rights of $322,000 compared to an increase of $171,000 in the comparative period in 2004, as well as increases in prepayment fees and other loan fees. Other income increased $634,000 largely due to the items outlined above in the quarter over quarter analysis.

Non-Interest Expense
Table 8 below sets forth the quarterly and year-to-date results of the major operating expense categories for the current and prior year.

Table 8: Non-interest Expense
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change

(Dollars in thousands)	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Salaries and employee benefits	$17,411	$16,916	$495	2.93%	$33,105	$25,529	$7,576	29.68%
Occupancy	2,754	2,830	(76)	(2.69)	6,144	4,721	1,423	30.14
Furniture and fixtures	1,697	1,745	(48)	(2.75)	3,257	2,856	401	14.04
Outside services	4,614	3,903	711	18.22	9,288	6,201	3,087	49.78
Advertising, public relations, and sponsorships	1,473	874	599	68.54	2,534	1,247	1,287	103.21
Contribution to the Foundation	—	40,040	(40,040)	(100.00)	—	40,040	(40,040)	(100.00)
Amortization of identifiable intangible assets	2,664	4,035	(1,371)	(33.98)	5,971	4,042	1,929	47.72
Conversion and merger related charges	410	6,886	(6,476)	(94.05)	890	10,850	(9,960)	(91.80)
Other	2,994	2,756	238	8.64	6,290	4,273	2,017	47.20

Total non-interest expense	$34,017	$79,985	$(45,968)	(57.47)%	$67,479	$99,759	$(32,280)	(32.36)%

As displayed in Table 8, non-interest expense decreased $46.0 million to $34.0 million for the three months ended June 30, 2005 from $80.0 million for the comparable prior-year period. The decrease was primarily due to (a) the one-time charge for the contribution to the Foundation of $40.0 million made on April 2, 2004, (b) the reduction in conversion and merger related charges of $6.5 million, as the majority of these expenses were incurred in 2004 and (c) the decline in the amortization of identifiable intangible assets of $1.4 million as non-compete agreements began to expire in 2005 and the reduction of amortization on the core deposit intangible due to the Company utilizing an accelerated method which calls for a higher level of expense in earlier periods.

These decreases were partially offset by increases in outside services, advertising, public relations and sponsorships and salaries and employee benefits. Outside services increased $711,000 primarily due to consulting, legal and accounting fees related to additional responsibilities of being a public company, including Sarbanes Oxley (“SOx”) compliance and data processing fees due to the increased transactional volume and core system usage and the outsourcing of certain processing functions of Connecticut Bancshares. Advertising, public relations and sponsorships increased $599,000. Since the completion of the initial branding campaign for the Bank’s name change and the acquisitions in 2004, non-branding advertising has returned to more normal levels accounting for our expanded geographical market. Salaries and employee benefits increased $495,000 primarily due to increases related to medical insurance, pension and the Company’s 2005 Long-Term Compensation Plan (“LTCP”), partially offset by a decrease in salaries. Medical insurance rose as the Company experienced an increase in rates of approximately 17% over the prior period. Expenses related to the Company’s pension plan increased due to a decrease in the discount rate used by the Company to calculate net periodic benefit cost. Expenses related to the Company’s LTPC were not recorded in 2004 as shareholders approved the LTCP in April 2005 at the Company’s Annual Meeting. Management expects the cost associated with the LTCP to increase significantly in future periods as the current quarter was only partially affected since the stock grants awarded under the terms of the LTCP were not made until June 17, 2005. The anticipated earnings impact of the LTCP is discussed in Note 1. Salaries decreased as the Company realized cost savings from the acquisitions of Connecticut Bancshares and Alliance.

Expenses for the six-month period in 2005 decreased significantly over the comparable period in 2004 principally because of the $40.0 million contribution to the Foundation and $10.9 million conversion and merger related charges in 2004. In April 2005, the Company announced two pending acquisitions – Trust Company of Connecticut (completed July 1, 2005) and Cornerstone Bancorp, Inc (expected to close in the first quarter of 2006), which will cause an increase in conversion and merger related charges in future quarters.

Excluding the contribution to the Foundation and conversion and merger related charges, non-interest expense increased $17.7 million with every expense category rising. These increases are primarily attributable to the additional operating expenses resulting from the acquisitions of Connecticut Bancshares and Alliance and the conversion to a public company. The conversion to a stock bank and the simultaneous acquisitions of Connecticut Bancshares and Alliance occurred on April 1, 2004. Thus the current year-to-date expenses include six months of the combined banks whereas, the prior year-to-date expenses include only three months expenses of the combined entities. Additionally, non-interest expense for these categories increased year-to-date for similar reasons as discussed in the quarterly variance discussion above.

Income Tax Expense (Benefit)
 The income tax expense of $7.1 million for the three months ended June 30, 2005 resulted in an effective tax rate of 32.88%, compared to an income tax benefit of $9.9 million for the three months ended June 30, 2004 which resulted in an effective tax rate of 35.9%. Income tax expense was $14.0 million for the six months ended June 30, 2005 and the income tax benefit was $8.9 million for the six months ended June 30, 2004. The change in the effective tax rate for the three and six months ended June 30, 2005 is a result of higher pre-tax income in contrast to the comparable periods ended June 30, 2004.

Financial Condition

Financial Condition Summary
 From December 31, 2004 to June 30, 2005, total assets and liabilities increased approximately $330.1 million and $314.6 million, respectively, due mainly to changes in investments and borrowings. Stockholders’ equity increased $15.6 million to $1.43 billion due primarily to year-to-date net income, partially offset by dividends and a decrease in the fair value of investment securities.

Investment Securities
 Table 9 below displays a summary of the Company’s investment securities as of June 30, 2005 and December 31, 2004.

Table 9: Investment Securities
	June 30, 2005				December 31, 2004

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Government and Agency obligations	$186,593	$17	$(1,605)	$185,005	$193,299	$52	$(1,446)	$191,905
Corporate obligations	67,174	67	(721)	66,520	93,716	140	(395)	93,461
Other bonds and obligations	138,011	363	(833)	137,541	153,559	303	(829)	153,033
Marketable and trust preferred equity securities	179,619	870	(1,102)	179,387	173,559	585	(1,077)	173,067
Mortgage-backed securities	1,984,364	4,718	(13,436)	1,975,646	1,674,416	5,602	(8,783)	1,671,235

Total available for sale	2,555,761	6,035	(17,697)	2,544,099	2,288,549	6,682	(12,530)	2,282,701

Held to maturity
Mortgage-backed securities and other bonds	58,358	36	(108)	58,286	1,000	—	—	1,000

Total held to maturity	58,358	36	(108)	58,286	1,000	—	—	1,000

Total securities	$2,614,119	$6,071	$(17,805)	$2,602,385	$2,289,549	$6,682	$(12,530)	$2,283,701

At June 30, 2005 the Company had total investments of $2.60 billion, or 39.5% of total assets. This is an increase of $318.8 million, or 14.0% from $2.28 billion at December 31, 2004. The increase was primarily the result of purchases of mortgage-backed securities.

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

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of June 30, 2005, $2.54 billion, or 97.8% of the portfolio, was classified as available for sale and $58.4 million of the portfolio was classified as held to maturity. The net unrealized loss on securities classified as available for sale as of June 30, 2005 was $11.7 million compared to an unrealized loss of $5.8 million as of December 31, 2004. The depreciation in the market value of securities available for sale was primarily due to fluctuations in market interest rates during the period, however, due to the current demand for mortgage-backed securities and tightening of mortgage spreads, unrealized losses were actually lower than anticipated. Management has performed a review of all investments with unrealized losses and noted that none of these investments had other-than-temporary impairment.

Lending Activities
The Company makes residential real estate loans secured by one- to four-family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity lines of credit and fixed rate loans and other consumer loans. Table 10 displays the balances of the Company’s loan portfolio as of June 30, 2005 and December 31, 2004.

Table 10: Loan Portfolio
(Dollars in thousands)	June 30, 2005		December 31, 2004

Residential real estate	$1,606,655	50.2%	$1,576,114	50.1%
Commercial real estate	743,808	23.2	731,241	23.3
Commercial business	322,546	10.1	325,835	10.4
Home equity and equity lines of credit	498,703	15.6	475,256	15.1
Other consumer	29,163	0.9	36,211	1.1

Total loans	$3,200,875	100.0%	$3,144,657	100.0%

As shown in Table 10, gross loans were $3.20 billion, up $56.2 million at June 30, 2005 from year-end 2004. The increase in gross loan balances was primarily attributable to an increase in residential real estate loans, home equity loans and equity lines of credit. The commercial portfolio also increased $9.3 million with increases in commercial real estate loans partially offset by a decrease in commercial business loans.

Home equity loans and equity lines of credit increased $23.4 million from December 31, 2004 to June 30, 2005. These products were promoted by the Company through attractive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to investments.

Commercial real estate loans increased $12.6 million from December 31, 2004 to June 30, 2005. The increase was attributable to increases in both the number and average balance of loan originations as a result of the Company’s improved competitive position in the Connecticut commercial real estate lending market subsequent to the acquisitions of Connecticut Bancshares and Alliance.

Commercial business loans decreased $3.3 million from the December 31, 2004 balance. Net usage on lines of credit and prepayments contributed to the decrease though originations exceeded year-to-date expectations. The Company’s continued strategy is to steadily grow the commercial loan portfolio and have a larger percentage of the Company’s assets be attributable to commercial loans including real estate, construction and other commercial loans. To accomplish this goal, the Company is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while still maintaining credit quality.

Residential real estate loans continue to represent the majority of the Company’s loan portfolio as of June 30, 2005, comprising approximately 50% of gross loans. However, the Company has been experiencing a decrease in organic loan balances due to normal amortization and prepayments exceeding originations of portfolio loans. To help sustain the portfolio, the Company has instituted a plan to purchase adjustable rate and 10 and 15 year fixed rate residential mortgages with property locations predominately in the Northeast. For the first six months of 2005, loan purchases accounted for $84.3 million or 40.0% of new residential real estate loans and were primarily purchased with funds borrowed from the FHLB. The Company plans to continue purchasing loans throughout the year. The Company continues to originate 30 year fixed rate mortgages for sale. This amounted to $26.0 million during the six months ended June 30, 2005.

Asset Quality
Table 11 below exhibits the major components of nonperforming loans and assets and key asset quality metrics as of June 30, 2005 and December 31, 2004.

Table 11: Nonperforming Assets
	June 30,	December 31,
(Dollars in thousands)	2005	2004

Nonaccruing loans (1)
Real estate loans
Residential (one- to four- family)	$1,095	$1,473
Commercial	4,134	4,268

Total real estate loans	5,229	5,741
Commercial business	3,782	4,079
Consumer loans
Home equity and equity lines of credit	93	196
Other consumer	288	217

Total consumer loans	381	413

Nonperforming loans	9,392	10,233
Real Estate Owned	—	—

Total nonperforming assets	$9,392	$10,233

Allowance for loan losses as a percent of total loans (2)	1.13%	1.15%
Allowance for loan losses as a percent of total nonperforming loans	385.23%	353.40%
Total nonperforming loans as a percentage of total loans (2)	0.29%	0.33%
Total nonperforming assets as a percentage of total assets	0.14%	0.16%

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

As displayed in Table 11, nonperforming assets at June 30, 2005 decreased to $9.4 million compared to $10.2 million at December 31 2004. Nonperforming loans as a percent of total loans outstanding at June 30, 2005 was 0.29%, down from 0.33% at December 31, 2004. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 385.23% at June 30, 2005, higher than the ratio of 353.4% at year-end 2004. The allowance for loan losses to total loans was 1.13% at the end of the June 30, 2005, slightly lower than the ratio of 1.15% at year-end 2004.

Allowance For Loan Losses
 As displayed in Table 12 below, during the three months ended June 30, 2005, there were net charge-offs of $498,000 due largely to charge-offs of three commercial business loan relationships totaling $658,000, or 72.1%, of total charge-offs of $913,000, partially offset by cash recoveries of $415,000. The comparative quarter in 2004 had net recoveries of $141,000. The 2005 year-to-date net recovery of $18,000 was predominantly due to one commercial loan relationship for which a $960,000 cash payment was received in the first quarter compared to net charge-offs of $1.9 million for the six-months ended June 30, 2004. The Company had a loan loss allowance of $36.2 million at June 30, 2005 and December 31, 2004, respectively. Management believes that the allowance for loan losses is adequate and consistent with the positive asset quality and delinquency indicators. Accordingly, the Company did not record a loan loss provision in the first six months of 2005.

Table 12: Schedule of Allowance for Loan Losses
	At or For the Three Months			At or For the Six Months
	Ended June 30,			Ended June 30,
(In thousands)	2005	2004		2005		2004

Balance at beginning of period	$36,679	$15,905		$36,163		$17,669
Net allowances gained through acquisition	—	21,498		—		21,498
Provision for loan losses	—	—		—		300
Charge-offs
Residential and commercial real estate loans	2	68		21		153
Commercial business loans	836	352		1,310		2,419
Consumer loans	75	88		156		144

Total charge-offs	913	508		1,487		2,716

Recoveries
Residential and commercial real estate loans	(177)	(342)		(191)		(375)
Commercial business loans	(190)	(282)		(1,231)		(364)
Consumer loans	(48)	(25)		(83)		(54)

Total recoveries	(415)	(649)		(1,505)		(793)

Net charge-offs (recoveries)	498	(141)		(18)		1,923

Balance at end of period	$36,181	$37,544		$36,181		$37,544

Net charge-offs (recoveries) to average loans	0.06%	0.02%		0.00%		0.17%
Allowance for loan losses to total loans	1.13%	1.15%		1.13%		1.15%
Allowance for loan losses to nonperforming loans	385.23%	265.63%		385.23%		265.63%
Net charge-offs (recoveries) to allowance for loan losses	1.38%	(0.38	) %	(0.05	) %	5.12%
Total recoveries to total charge-offs	45.45%	127.76%		101.21%		29.20%

Deposits and Borrowings
 The Company’s traditional sources of funds are the deposits it gathers, borrowings from the FHLB and customer repurchase agreements. The Company’s FHLB borrowings are collateralized by stock in the FHLB, certain mortgage loans and other investments. Repayment and prepayment of loans and securities, proceeds from sales of loans and securities and proceeds from maturing securities are also sources of funds for the Company.

The following table shows deposit balances for the periods indicated.

Table 13: Deposits
	June 30,	December 31,
(In thousands)	2005	2004

Savings	$882,343	$942,363
Money market	755,955	806,035
NOW	342,413	345,539
Demand	450,911	448,670
Time	1,338,614	1,159,405

Total deposits	$3,770,236	$3,702,012

As displayed in Table 13, deposits increased $68.2 million, or 1.8%, as compared to December 31, 2004, due to increases in time deposits and demand deposits, partially offset by decreases in the other categories, particularly money market and savings.

Time and demand deposits increased by $179.2 million and $2.2 million, respectively, which resulted from the Company’s strategy of offering premium time deposit rates to customers who either have or establish a checking relationship with the Company coupled with the offering of new free checking products to both retail and commercial customers. Money market accounts decreased $50.1 million since December 31, 2004 as the Company supplemented promotional offerings on money market accounts with promotional offerings on time deposits. Savings decreased $60.0 million due in part to the rate environment and promotionally driven migration to time accounts as a result of more favorable and rate sensitive pricing in these accounts.

The following table summarizes the Company’s recorded borrowings of $1.30 billion at June 30, 2005. Borrowings increased $238.3 million, or 22.4%, from the balance recorded at December 31, 2004, mainly in FHLB advances. This increase in FHLB advances was due to funding investment and loan purchases, while managing interest rate risk and liquidity.

Table 14: Borrowings
	June 30,	December 31,
(In thousands)	2005	2004

FHLB advances (1)	$1,110,224	$860,009
Repurchase agreements	183,247	194,972
Mortgage loans payable	1,774	1,830
Junior subordinated debentures issued to affiliated trusts (2)	7,909	8,005

Total borrowings	$1,303,154	$1,064,816

(1)	Includes fair value adjustments on acquired borrowings of $20.7 million and $23.4 million at June 30, 2005 and December 31, 2004, respectively.
(2)	Includes fair value adjustments on acquired borrowings of $800,000 and $900,000 at June 30, 2005 and December 31, 2004, respectively.

Stockholders’ Equity
 Total stockholders’ equity equaled $1.43 billion at June 30, 2005, $15.6 million higher than the balance at December 31, 2004. The increase consisted of net income of $28.2 million and $1.8 million of released ESOP shares, partially offset by a decrease of $3.7 million in other comprehensive income resulting from a depreciation in the fair market value of investments available for sale, and a dividend of 10.7 million. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below. Book value per share amounted to $12.54 and $12.41 at June 30, 2005 and December 31, 2004, respectively. Dividends declared in the second quarter of 2005 were $0.05 per share compared to $0.05 per share in the first quarter of 2005 and $0.04 per share in the fourth quarter of 2004.

Asset and Liability Management and Management of Market and Interest Rate Risk

General
Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company has no foreign currency or commodity price risk. Credit risk related to investment securities is low as substantially all are investment grade or have government guarantees. The chief market risk factor affecting financial condition and operating results is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from adverse movements in interest rates. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board. Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates. The Asset/Liability Committee, comprised of several senior executives, is responsible for managing interest rate risk. On a quarterly basis, the Board of Directors reviews the Company’s gap position and interest rate sensitivity exposure described below and Asset/Liability Committee minutes detailing the Company’s activities and strategies, the effect of those strategies on the Company’s operating results, interest rate risk position and the effect changes in interest rates would have on the Company’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At June 30, 2005, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was $418.3 million, or positive 6.3% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the six-month change in rates as implied by the forward yield curve was spread evenly throughout the next six months. Rates were held constant thereafter. This resulted in a yield curve that increased approximately 50 basis points at the front end of the yield curve and increased approximately 10 basis points at the long end of the yield curve. This interest rate scenario most closely approximates management’s expectations for interest rate movements over the next twelve months.

As of June 30, 2005, the Company’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage Change in Estimated Net
Interest Margin Over 12 months

200 basis point instantaneous and sustained increase in rates
2.47%
50 basis point instantaneous and sustained decrease in rates
(0.56)%

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund purchases of investments and residential mortgage loans while managing interest rate risk and liquidity. At June 30, 2005, total borrowings from the Federal Home Loan Bank amounted to $1.09 billion, exclusive of $20.7 million in purchase accounting adjustments, and the Company had the capacity to increase that total to $1.34 billion. Additional borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At June 30, 2005 the Company’s repurchase agreement lines of credit totaled $100.0 million, $50.0 million of which was available on that date.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2005, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $413.5 million, or 6.3% of total assets.

The Company believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At June 30, 2005, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $647.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from June 30, 2005 are $817.9 million.

At June 30, 2005, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $970.7 million, or 16.1%, which is above the threshold level of $301.6 million, or 5% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 27.4% and the Total risk-based capital ratio stood at 28.6%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $610.3 million, or 10.2% of average assets, which is above the required level of $240.3 million or 4%, and total risk-based capital of $646.5 million, or 18.4% of adjusted assets, which is above the required level of $281.6 million, or 8%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 33 through 35 under the caption “Asset and Liability Management and Management of Market and Interest Rate Risk”.

Item 4. Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the second quarter 2005.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A conversion-related civil action was brought against the Company in June, 2004. This action is in U.S. District Court, New Haven, Connecticut. The plaintiffs are 10 entities who claim that their right to purchase stock in the Company’s conversion offering was improperly limited by the Company because of its allegedly wrongful determination that those entities were acting in concert with other entities whose subscription rights were also restricted, and because the Company improperly communicated that determination to the plaintiffs. Monetary damages are sought based on the number of shares they allege they should have been allowed to purchase multiplied by the stock’s initial appreciation following the conversion. The Company disputes the plaintiffs’ allegations and intends to defend the case vigorously. The case is at an early stage and is being tried in the ordinary course of the Court’s business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a), (b) and (c) Not applicable

Item 3.   Defaults Upon Senior Securities
None.

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits

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
10.1
NewAlliance Bank Deferred Compensation Plan. Incorporated herein by reference is Exhibit 10.2 filed with the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed September 30, 2003.

10.2
Fourth Amendment to NewAlliance Bank Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.3.2 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.

10.2.1
NewAlliance Bank 2004 Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.3.3 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.

10.3
NewAlliance Bancshares, Inc. Employee Stock Ownership Plan Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.4 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.

10.4
NewAlliance Bank Profit Sharing Plan Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.5 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.

10.5
NewAlliance Bank Executive Incentive Plan. Incorporated herein by reference is Exhibit 10.6 filed with Pre- Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.

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

10.7.10	Change In Control Agreement between NewAlliance Bank and Paul A. McCraven, effective April 1, 2004. Incorporated herein by reference is Exhibit 10.7.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.
10.8.1	Form of Stock Option Agreement (for outside directors) (filed herewith)
10.8.2	Form of Stock Option Agreement (for employees, including senior officers) (filed herewith)
10.9.1	Form of Restricted Stock Award Agreement (for outside directors) (filed herewith)
10.9.2	Form of Restricted Stock Award Agreement (for employees, including senior officers) (filed herewith)
31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Merrill B. Blanksteen pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Merrill B. Blanksteen pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen
Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	August 9, 2005