Form 10-Q
period 2005-09-30
NEWALLIANCE BANCSHARES INC
filed 2005-11-09
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to __________.

Commission File Number: 000-50610

NEWALLIANCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-2407114

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510

(Address of principal executive offices)	(Zip Code)

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

[ X ]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[ X ]	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[ X ]	No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock (par value $.01)	111,194,207

Class	Outstanding at November 3, 2005

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share data) (Unaudited)	2005	2004

Assets
Cash and due from banks, noninterest bearing	$120,078	$101,099
Short-term investments	90,781	100,000

Cash and cash equivalents	210,859	201,099
Investment securities available for sale (note 5)	2,413,672	2,282,701
Investment securities held to maturity (note 5)	65,455	1,000
Loans held for sale	3,605	501
Loans (note 6)
Residential real estate	1,617,145	1,576,114
Commercial real estate	757,410	731,241
Commercial business	326,745	325,835
Consumer	535,407	511,467

Total loans	3,236,707	3,144,657
Less allowance for loan losses	(35,667)	(36,163)

Total loans, net	3,201,040	3,108,494
Premises and equipment, net	50,829	53,704
Cash surrender value of bank owned life insurance	56,722	54,965
Goodwill (note 7)	424,543	417,307
Identifiable intangible assets (note 7)	54,872	56,003
Other assets (note 8)	85,208	88,364

Total assets	$6,566,805	$6,264,138

Liabilities
Deposits (note 9)
Non-interest bearing	$457,133	$448,670
Savings, interest-bearing checking and money market	1,814,206	2,093,937
Time	1,472,128	1,159,405

Total deposits	3,743,467	3,702,012
Borrowings (note 10)	1,380,321	1,064,816
Other liabilities	69,568	80,938

Total liabilities	5,193,356	4,847,766

Commitments and contingencies (note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 190,000 shares; issued 114,897 shares at September 30, 2005 and 114,159 shares at December 31, 2004	1,149	1,142
Additional paid-in capital	1,137,961	1,128,953
Unallocated common stock held by ESOP	(104,270)	(107,018)
Unearned stock compensation	(44,984)	—
Treasury stock, at cost (1,260 shares at September 30, 2005 and 0 shares at December 31, 2004)	(18,052)	—
Retained earnings	425,048	400,704
Accumulated other comprehensive loss (note 15)	(23,403)	(7,409)

Total stockholders’ equity	1,373,449	1,416,372

Total liabilities and stockholders’ equity	$6,566,805	$6,264,138

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data) (Unaudited)	2005	2004	2005	2004

Interest and dividend income
Real estate mortgage loans	$20,876	$20,851	$61,587	$50,601
Commercial real estate loans	11,534	10,995	33,255	26,602
Commercial business loans	5,323	4,757	14,847	10,348
Consumer loans	7,457	5,642	20,999	14,023
Investment securities	25,041	18,214	72,042	43,565
Short-term investments	292	363	1,030	756

Total interest and dividend income	70,523	60,822	203,760	145,895

Interest expense
Deposits	14,721	9,834	38,661	23,717
Borrowings	11,862	8,421	32,458	19,511

Total interest expense	26,583	18,255	71,119	43,228

Net interest income before provision for loan losses	43,940	42,567	132,641	102,667

Provision for loan losses	400	—	400	300

Net interest income after provision for loan losses	43,540	42,567	132,241	102,367

Non-interest income
Depositor service charges	5,915	5,851	16,690	13,640
Loan and servicing income	307	676	2,215	2,096
Trust fees	1,759	578	3,034	1,808
Investment and insurance fees	1,549	1,915	4,922	4,411
Bank owned life insurance	609	604	1,806	1,236
Rent	824	779	2,410	2,313
Net (loss) gain on limited partnerships	(22)	—	(65)	14
Net securities gains	—	19	12	59
Net gain on sale of loans	76	43	197	156
Other	1,355	169	2,215	306

Total non-interest income	12,372	10,634	33,436	26,039

Non-interest expense
Salaries and employee benefits (notes 1 & 11)	19,985	17,763	52,566	43,014
Occupancy	3,061	2,933	9,193	7,643
Furniture and fixtures	1,558	1,756	4,815	4,612
Outside services	4,334	4,741	13,621	10,942
Advertising, public relations, and sponsorships	747	787	3,282	2,034
Contribution to NewAlliance Foundation	—	—	—	40,040
Amortization of identifiable intangible assets	2,437	3,776	8,408	7,818
Conversion and merger related charges	344	5,508	1,234	16,358
Other	3,297	3,661	10,213	8,223

Total non-interest expense	35,763	40,925	103,332	140,684

Income (loss) before income taxes	20,149	12,276	62,345	(12,278)

Income tax provision (benefit)	7,405	4,143	21,397	(4,786)

Net income (loss)	$12,744	$8,133	$40,948	$(7,492)

Basic and diluted earnings per share (note 16)	$0.12	$0.08	$0.38	n/a
Weighted-average shares outstanding (note 16)
Basic	106,472,247	106,746,263	106,757,245	n/a
Diluted	106,804,980	106,746,263	106,871,171	n/a
Dividends per share	$0.055	$0.040	$0.155	n/a

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2005 (In thousands, except per share data) (Unaudited)	Common Shares Outstanding	Par Value Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance December 31, 2004	114,159	$1,142	$1,128,953	$(107,018)	$—	$—	$400,704	$(7,409)	$1,416,372
Common stock issued for acquisition	738	7	10,096						10,103
Allocation of ESOP shares			(84)	2,748					2,664
Tax effect of ESOP shares released			4						4
Dividends declared ($0.155 per share)							(16,604)		(16,604)
Treasury shares acquired (note 14)	(4,685)					(68,527)			(68,527)
Treasury stock issued for employee benefit plans	3,425		(1,008)		(44,984)	50,475			4,483
Comprehensive income:
Net income							40,948		40,948
Other comprehensive loss, net of tax (note 15)								(15,994)	(15,994)

Total comprehensive income									24,954

Balance September 30, 2005	113,637	$1,149	$1,137,961	$(104,270)	$(44,984)	$(18,052)	$425,048	$(23,403)	$1,373,449

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,

(In thousands) (Unaudited)	2005	2004

Cash flows from operating activities
Net income (loss)	$40,948	$(7,492)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	400	300
Contribution of common stock to the NewAlliance Foundation	—	40,000
Restricted stock compensation expense	4,483	—
ESOP expense including tax effect of release	2,668	1,537
Amortization of identifiable intangible assets	8,408	7,818
Net amortization/accretion of fair market adjustments from net assets acquired	(6,757)	(4,825)
Net amortization/accretion on investment securities	5,408	6,361
Change in deferred income taxes	6,237	(12,375)
Depreciation and amortization	4,459	4,916
Net securities gains	(12)	(59)
Net gain on sales of performing loans	(197)	(156)
Gain on sale of fixed assets	(553)	—
Provision for loss on limited partnerships	65	—
Increase in cash surrender value of bank owned life insurance	(1,806)	(1,230)
Decrease (increase) in other assets	5,902	(19,065)
Decrease in other liabilities	(15,095)	(27,786)

Net cash provided (used) by operating activities	54,558	(12,056)

Cash flows from investing activities
Purchase of securities	(807,811)	(8,042,293)
Proceeds from maturity of securities	149,975	7,208,455
Proceeds from sales and calls of available for sale securities	12,846	205,182
Proceeds from principal reductions of securities	419,480	329,564
Net (increase) decrease in loans	(137,100)	61,029
Proceeds from sales of loans	39,208	5,334
Proceeds from sales of other real estate owned	—	146
Net cash paid for acquisitions	(995)	(529,413)
Proceeds from bank owned life insurance	18	—
Net purchase of premises and equipment	(1,439)	(3,240)
Disposal of premises and equipment	430	—

Net cash used in investing activities	(325,388)	(765,236)

Cash flows from financing activities
Net increase (decrease) in customer deposit balances	46,112	(66,242)
Net (decrease) increase in short-term borrowings	(38,600)	46,704
Proceeds from long-term borrowings	565,198	1,098,625
Repayments of long-term borrowings	(206,989)	(1,096,901)
Net proceeds from common stock offering, including tax benefit and other	—	1,010,936
Acquisition of common stock by ESOP, net	—	(109,414)
Acquisition of treasury shares	(68,527)	—
Dividends paid	(16,604)	(4,270)

Net cash provided by financing activities	280,590	879,438

Net increase in cash and cash equivalents	$9,760	$102,146

Cash and equivalents, beginning of period	$201,099	$59,634

Cash and equivalents, end of period	$210,859	$161,780

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

1.	General

Financial Statement Presentation

The accompanying unaudited Consolidated Financial Statements set forth the accounts of NewAlliance Bancshares, Inc. and subsidiaries (the “Company”) including its main wholly-owned subsidiary, NewAlliance Bank (the “Bank”), formerly New Haven Savings Bank. The Consolidated Financial Statements and the accompanying Notes have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of interim periods presented have been included. All significant intercompany transactions have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to current period presentations. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results which may be expected for the year as a whole.

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

Stock-Based Compensation

The Company accounts for stock options and restricted stock in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense is not recognized for fixed stock options if the exercise price of the option equals the fair value of the underlying stock at the grant date. The fair value of restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, the Company continues to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and discloses certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. The Financial Accounting Standards Board (“FASB”) has issued a revised SFAS No. 123 (“SFAS No. 123R”), which will require the expensing of options, based on their fair value at grant date, beginning with the first reporting period after December 31, 2005.

As provided for under the Company’s 2005 Long-Term Compensation Plan (the “LTCP”), on June 17, 2005 the Company’s Compensation Committee awarded 8,551,600 stock options at an exercise price of $14.39 and 3,424,500 restricted stock awards with a value of $14.39 to directors and selected employees. On August 3, 2005, the Compensation Committee awarded 200,000 additional stock options at an exercise price of $14.71 to selected employees.

The options are for a term of 10 years and will vest 40% at year-end 2005, and 20% at year-end of each of the years 2006 through 2008. It is anticipated that the implementation of SFAS No. 123R will result in an after tax increase in expense of approximately $3.2 million, $3.1 million and $2.8 million in 2006, 2007 and 2008, respectively. The weighted average strike price of options granted under the LTCP was $14.40 as of September 30, 2006. The weighted average option grant-date fair value of $2.61 was determined using the Black-Scholes Option Pricing Model and using the following weighted average assumptions: risk-free interest rate of 3.81%, expected life of 3.84 years, expected volatility of 19.85% and an expected dividend yield of 1.53%. No options were exercised or exercisable and 3,750 options had been forfeited as of September 30, 2005.

The restricted stock will vest 15% on January 1st of each of the years beginning 2006 through 2011 and 10% on January 1, 2012, while the associated expense on the awarded stock will be recorded from the award date through 2011. The Company will record an after tax expense of approximately $2.4 million in the fourth quarter of 2005 and $5.5 million, $5.2 million, $4.6 million, $4.3 million, $4.3 million and $2.8 million in calendar years 2006 through 2011, respectively in connection with the restricted stock awards.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Net income (loss), as reported	$12,744	$8,133	$40,948		$(7,492)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,516	—	2,914		—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	5,196	—	6,040		—

Proforma net income (loss)	$10,064	$8,133	$37,822		$(7,492)

Basic earnings per share
As reported	$0.12	$0.08	$0.38	$	n/a
Proforma	0.09	n/a	0.35		n/a
Diluted earnings per share
As reported	$0.12	$0.08	$0.38	$	n/a
Proforma	0.09	n/a	0.35		n/a

Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Loss per share for nine months ended September 30, 2004 is not presented, as the Company had no shares outstanding until the second quarter of 2004.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

4.	Business Combinations

The following table summarizes acquisitions completed between April 1, 2004 and September 30, 2005.

		Balance at Acquisition Date		Transaction Related Items

(In thousands)	Acquisition Date	Assets	Equity	Goodwill	Identifiable Intangibles	Cash Paid	Shares Issued	Total Purchase Price

Connecticut Bancshares, Inc.	4/1/2004	$2,541,575	$239,139	$368,787	$56,609	$610,600	—	$610,600
Alliance Bancorp of New England, Inc.	4/1/2004	427,631	26,664	49,464	10,010	191	7,665	76,841
Trust Company of Connecticut	7/1/2005	5,611	4,937	6,292	7,277	5,132	738	15,509

The transactions were accounted for using the purchase method of accounting in accordance with SFAS No. 141,“Business Combinations.” Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

On July 1, 2005 the Company completed the acquisition of Trust Company of Connecticut (“Trust Company”) a non-depository trust company organized under the laws of the State of Connecticut. Trust Company had approximately $5.6 million of assets and $4.9 million of stockholders’ equity on July 1, 2005. Under terms of the agreement and as a result of Trust Company shareholder elections, the Company paid approximately $5.1 million in cash and issued 737,871 shares of stock for an aggregate merger consideration of approximately $15.5 million. The definitive agreement does call for additional merger consideration in the form of Company stock or cash, which could increase the aggregate merger consideration to approximately $19.5 million payable to Trust Company shareholders following December 31, 2005. The amount of the adjustment, if any, is based on certain performance criteria as more fully described in the definitive agreement.

Transaction Pending Consummation

On April 12, 2005, the Company entered into a definitive agreement to acquire Cornerstone Bancorp, Inc. (“Cornerstone”), the parent company of Cornerstone Bank. Cornerstone had assets of approximately $220.9 million and stockholders’ equity of approximately $25.2 million at September 30, 2005. Under terms of the agreement, each outstanding share of Cornerstone common stock will be converted into the right to receive 2.518 shares of the Company’s common stock, $35.00 in cash, or a combination thereof, plus in each case, cash in lieu of any fractional share interests. All outstanding options to acquire shares of Cornerstone common stock will be converted into the right to receive a lump sum cash payout in the amount equal to any excess of $35.00 over the per share exercise price of such stock options. As a result of the elective option, the merger consideration each Cornerstone shareholder elects to receive may be adjusted if necessary, so that 70% of the total merger consideration will be paid in Company stock. The aggregate merger consideration is valued at approximately $48.7 million. The transaction has received all required regulatory approvals, approval of the shareholders of Cornerstone and other customary conditions. The definitive agreement has been approved by the directors of both the Company and Cornerstone. The transaction is expected to close in the first quarter of 2006.

5.	Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment securities at September 30, 2005 and December 31, 2004, are as follows:

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

	September 30, 2005				December 31, 2004

(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
U.S. Government and Agency obligations	$176,774	$17	$(1,861)	$174,930	$193,299	$52	$(1,446)	$191,905
Corporate obligations	58,988	55	(989)	58,054	93,716	140	(395)	93,461
Other bonds and obligations	137,079	223	(1,070)	136,232	153,559	303	(829)	153,033
Marketable and trust preferred equity securities	167,101	934	(1,042)	166,993	173,559	585	(1,077)	173,067
Mortgage-backed securities	1,904,265	944	(27,746)	1,877,463	1,674,416	5,602	(8,783)	1,671,235

Total available for sale	2,444,207	2,173	(32,708)	2,413,672	2,288,549	6,682	(12,530)	2,282,701

Held to maturity
Mortgage-backed securities and other bonds	65,455	—	(683)	64,772	1,000	—	—	1,000

Total held to maturity	65,455	—	(683)	64,772	1,000	—	—	1,000

Total securities	$2,509,662	$2,173	$(33,391)	$2,478,444	$2,289,549	$6,682	$(12,530)	$2,283,701

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of September 30, 2005.

	Less Than One Year		More Than One Year		Total

(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

U. S. Government and agency obligations	$83,638	$754	$88,094	$1,107	$171,732	$1,861
Corporate obligations	29,087	584	23,912	405	52,999	989
Other bonds and obligations	30,461	366	43,254	704	73,715	1,070
Marketable and trust preferred equity obligations	5,044	66	24,654	976	29,698	1,042
Mortgage-backed securities	1,326,154	17,199	439,314	11,230	1,765,468	28,429

Total securities with unrealized losses	$1,474,384	$18,969	$619,228	$14,422	$2,093,612	$33,391

Of the issues summarized above, 265 issues have unrealized losses for less than twelve months and 176 have unrealized losses for twelve months or more. Management believes that no individual unrealized loss as of September 30, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions. The unrealized losses reported for trust-preferred securities, corporate obligations and other bonds and obligations relate to securities that are investment grade, and the unrealized losses on these securities are attributable to changes in interest rates. The Company has the ability to hold the securities contained in the table for a time necessary to recover the unrealized losses.

6.	Loans

The composition of the Company’s loan portfolio was as follows:

(In thousands)	September 30, 2005	December 31, 2004

Residential real estate	$1,617,145	$1,576,114
Commercial real estate	757,410	731,241
Commercial business	326,745	325,835
Consumer
Home equity and equity lines of credit	510,318	475,256
Other	25,089	36,211

Total consumer	535,407	511,467

Total loans	3,236,707	3,144,657
Allowance for loan losses	(35,667)	(36,163)

Total loans, net	$3,201,040	$3,108,494

At September 30, 2005 and December 31, 2004, the Company’s residential real estate loan portfolio was entirely collateralized by one to four family homes and condominiums, located predominately in Connecticut. The commercial real estate loan portfolio was collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralized the majority of commercial business loans.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table provides a summary of activity in the allowance for loan losses.

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2005	2004	2005	2004

Balance at beginning of period	$36,181	$37,544	$36,163	$17,669
Net allowances gained through acquisition	—	—	—	21,498
Provision for loan losses	400	—	400	300
Charge-offs
Residential and commercial real estate loans	7	5	28	158
Commercial business loans	1,222	755	2,532	3,174
Consumer loans	64	116	220	260

Total charge-offs	1,293	876	2,780	3,592

Recoveries
Residential and commercial real estate loans	32	68	223	443
Commercial business loans	296	253	1,527	617
Consumer loans	51	82	134	136

Total recoveries	379	403	1,884	1,196

Net charge-offs	914	473	896	2,396

Balance at end of period	$35,667	$37,071	$35,667	$37,071

7.	Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the nine months ended September 30, 2005 are summarized as follows:

			Other	Total
		Core Deposit	Identifiable	Identifiable
		and Customer	Intangible	Intangible
(In thousands)	Goodwill	Relationships	Assets	Assets

Balance, December 31, 2004	$417,307	$49,359	$6,644	$56,003
Trust Company acquisition	6,293	7,277	—	7,277
Adjustments to purchase accounting estimates	943	—	—	—
Amortization expense	—	(5,835)	(2,573)	(8,408)

Balance, September 30, 2005	$424,543	$50,801	$4,071	$54,872

Estimated amortization expense for the year ending:
Remaining 2005		$1,746	$546	$2,292
2006		5,721	1,938	7,659
2007		5,641	983	6,624
2008		5,641	27	5,668
2009		5,641	13	5,654
Thereafter		26,412	—	26,412

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The components of identifiable intangible assets are as follows:

(In thousands)	Original Recorded Amount	Cumulative Amortization	Balance September 30, 2005

Identifiable intangible assets
Core deposit and customer relationships	$64,138	$13,337	$50,801
Other	10,721	6,650	4,071

Total	$74,859	$19,987	$54,872

8.	Other Assets

	Selected components of other assets are as follows:
		September 30,	December 31,
	(In thousands)	2005	2004

	Deferred tax asset	$25,337	$26,488
	Current Federal income tax receivable	950	17,845
	Accrued interest receivable	25,202	21,058
	Prepaid pension	7,171	—
	Receivable arising from securities transactions	6,890	4,403
	Investments in limited partnerships and other investments	7,471	6,556
	Mortgage servicing rights	2,376	2,058

9.	Deposits

	A summary of deposits by account type is as follows:

		September 30,	December 31,
	(In thousands)	2005	2004

	Savings	$806,809	$942,363
	Money market	680,648	806,035
	NOW	326,749	345,539
	Demand	457,133	448,670
	Time	1,472,128	1,159,405

	Total deposits	$3,743,467	$3,702,012

10.	Borrowings

	The following is a summary of the Company’s borrowed funds:

		September 30,	December 31,
	(In thousands)	2005	2004

	FHLB advances (1)	$1,199,345	$860,009
	Repurchase agreements	171,372	194,972
	Mortgage loans payable	1,745	1,830
	Junior subordinated debentures issued to affiliated trusts (2)	7,859	8,005

	Total borrowings	$1,380,321	$1,064,816

(1)	Includes fair value adjustments on acquired borrowings of $19.5 million and $23.4 million at September 30, 2005 and December 31, 2004, respectively.
(2)	Includes fair value adjustments on acquired borrowings of $750,000 and $900,000 at September 30, 2005 and December 31, 2004, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

FHLB Advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. At September 30, 2005 and December 31, 2004, the Bank was in compliance with the FHLB collateral requirements. At September 30, 2005, the Company could borrow an additional $117.1 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $207.7 million as of September 30, 2005, all of which was available on that date.

11.	Employee Benefits

The Company provides various defined benefit pension plans and postretirement benefit plans (postretirement health and life insurance benefits) to substantially all employees. The Company also has supplemental retirement plans (“the Supplemental Plans”) that provide benefits for certain key executive officers. The Company has amended one of the Supplemental Plans in connection with its conversion to a stock bank to freeze the accrual of benefits. Because future benefits were reduced, this event resulted in a gain of $943,000 being recorded in the three months ended March 31, 2004.

In September 2005, the Company funded its qualified pension plan with a cash contribution of $24.5 million, which was the maximum tax deductible amount allowed under IRS guidelines. This contribution exceeded the accrued pension liability and therefore, the Company has recorded a prepaid pension asset as of September 30, 2005. The Company expects that future pension expense will be reduced as a result of this contribution.

The following table presents the amount of net periodic benefit cost for the three months ended September 30, 2005 and 2004:

					Other
	Qualified Pension		Supplemental Retirement Plans		Postretirement Benefits
(In thousands)	2005	2004	2005	2004	2005	2004

Service cost - benefits earned during the period	$710	$698	$103	$80	$43	$35
Interest cost on projected benefit obligation	1,173	1,108	142	122	94	83
Expected return on plan assets	(1,259)	(1,240)	—	—	—	—
Amortization of unrecognized transition obligation	—	(42)	—	5	13	13
Prior service cost recognized	13	—	7	—	—	—
Recognized net loss (gain)	26	25	—	199	(1)	(1)

Net periodic benefit cost	$663	$549	$252	$406	$149	$130

The following table presents the amount of net periodic benefit cost for the nine months ended September 30, 2005 and 2004:

					Other
	Qualified Pension		Supplemental Retirement Plans		Postretirement Benefits
(In thousands)	2005	2004	2005	2004	2005	2004

Service cost - benefits earned during the period	$2,131	$1,585	$309	$256	$129	$84
Interest cost on projected benefit obligation	3,519	2,637	426	368	282	185
Expected return on plan assets	(3,777)	(2,965)	—	—	—	—
Amortization and deferral of unrecognized transition obligation	—	(90)	—	22	39	39
Prior service cost recognized	39	—	21	—	—	—
Recognized net loss (gain)	78	69	—	398	(2)	(3)
Additional amount due to settlement, curtailment or special termination benefits	—	—	—	(943)	—	—

Net periodic benefit cost	$1,990	$1,236	$756	$101	$448	$305

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

At September 30, 2005, the loan had an outstanding balance of $106.9 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Plans” (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three and nine months ended September 30, 2005 was approximately $900,000 and $2.7 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of September 30, 2005 were as follows:

Shares released for allocation	352,812
Unreleased shares	7,101,750

Total ESOP shares	7,454,562

Market value of unreleased shares at September 30, 2005 (in thousands)	$103,970

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

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities. Deferred taxes charged to goodwill were in connection with the acquisitions of Connecticut Bancshares, Inc. (“Connecticut Bancshares”), Alliance Bancorp of New England, Inc. (“Alliance”) and Trust Company. The Company had a net deferred tax asset of $25.3 million and $26.5 million at September 30, 2005 and December 31, 2004, respectively.

The allocation of deferred tax expense (benefit) involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004

Deferred tax expense (benefit) allocated to:
Stockholders’ equity, tax effect of unrealized (losses) gains on marketable equity securities	$(6,606)	$5,045	$(8,694)	$(192)
Stockholders’ equity, tax benefit for difference between book and tax basis for the Foundation contribution, net of a $3.7 million valuation allowance	—	1,879	—	(2,076)
Goodwill	2,357	(270)	3,570	(5,961)
Income (loss)	5,326	(1,449)	6,237	(12,379)

Total deferred tax expense (benefit)	$1,077	$5,205	$1,113	$(20,608)

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

13.	Commitments and Contingencies

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

The table below summarizes the Company’s commitments and contingencies discussed above.

	September 30,	December 31,
(In thousands)	2005	2004

Loan commitments	$68,232	$47,865
Unadvanced portion of construction loans	88,700	71,768
Standby letters of credit	12,768	8,103
Unadvanced portion of lines of credit	468,547	474,967

Total commitments	$638,247	$602,703

For a discussion of legal proceedings and other material litigation, see Part II, Item I, Legal Proceedings, of this Form 10-Q.

14.	Stockholders’ Equity

At September 30, 2005, stockholders’ equity amounted to $1.37 billion, or 20.9% of total assets, compared to $1.42 billion, or 22.6% at December 31, 2004. The Company paid a cash dividend of $0.05, $0.05 and $0.055 per share on common stock during the first, second and third quarters of 2005, respectively.

Share Repurchase Plan

On May 9, 2005, the Company’s Board of Directors authorized the repurchase of up to 10,687,100 shares or approximately 10% of the then outstanding Company common stock. The Company repurchased 4,684,600 shares of common stock at a weighted average price of $14.63 per share as of September 30, 2005. There is no set expiration date for the plan.

Regulatory Capital

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At September 30, 2005, the Company and the Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank

September 30, 2005
Tier 1 Capital (to Average Assets)	$630,228	10.44%	$241,446	4.00%	$301,807	5.00%
Tier 1 Capital (to Risk Weighted Assets)	630,228	18.22	137,348	4.00	206,021	6.00
Total Capital (to Risk Weighted Assets)	665,895	19.25	274,695	8.00	343,369	10.00

December 31, 2004
Tier 1 Capital (to Average Assets)	$577,347	10.00%	$231,248	4.00%	$289,060	5.00%
Tier 1 Capital (to Risk Weighted Assets)	577,347	16.50	139,991	4.00	209,987	6.00
Total Capital (to Risk Weighted Assets)	613,510	17.50	279,982	8.00	349,978	10.00

NewAlliance Bancshares, Inc.

September 30, 2005
Tier 1 Capital (to Average Assets)	$920,493	15.19%	$242,466	4.00%	$303,083	5.00%
Tier 1 Capital (to Risk Weighted Assets)	920,493	26.46	138,164	4.00	207,246	6.00
Total Capital (to Risk Weighted Assets)	965,160	27.48	276,328	8.00	345,410	10.00

December 31, 2004
Tier 1 Capital (to Average Assets)	$946,496	16.30%	$231,958	4.00%	$289,948	5.00%
Tier 1 Capital (to Risk Weighted Assets)	946,496	27.00	140,308	4.00	210,462	6.00
Total Capital (to Risk Weighted Assets)	989,764	28.20	280,615	8.00	350,769	10.00

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

The following table presents the components of other comprehensive income (loss) and the related tax effects for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004

Net income (loss)	$12,744	$8,133	$40,948	$(7,492)
Other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(18,873)	14,890	(24,676)	(846)
Reclassification adjustment for gains included in net income	—	(19)	(12)	(59)

Other comprehensive (loss) income, before tax	(18,873)	14,871	(24,688)	(905)
Income tax benefit (expense) net of valuation allowance	6,606	(5,045)	8,694	192

Other comprehensive (loss) income, net of tax	(12,267)	9,826	(15,994)	(713)
Comprehensive income (loss)	$477	$17,959	$24,954	$(8,205)

16.	Earnings Per Share

The calculation of basic and diluted earnings per share for the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 is presented below. The calculation of basic and diluted loss per share for the nine months ended September 30, 2004 is not presented, as the Company had no shares outstanding until the second quarter of 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2005	2004	2005

Net income	$12,744	$8,133	$40,948
Average common shares outstanding for basic EPS	106,472	106,746	106,757
Effect of dilutive stock options and unvested stock awards	333	—	114

Average common and common-equivalent shares for dilutive EPS	106,805	106,746	106,871
Net income per common share:
Basic	$0.12	$0.08	$0.38
Diluted	0.12	0.08	0.38

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, and those which involve the most complex subjective decisions or assessments relate to income taxes, pension and other postretirement benefits, intangible assets, mortgage servicing rights, the allowance for loan losses, other than temporary impairment of securities and amortization and accretion on investment securities.

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

The Company’s business philosophy is to operate as a community bank with local decision-making, providing a broad array of banking and financial services, including trust and insurance services, to retail and commercial customers.

The Company’s core operating objectives are to (1) grow through a disciplined acquisition strategy, supplemented by strategic de-novo branching, (2) build high quality, profitable loan portfolios, in particular through growth in commercial real estate, commercial business and home equity loans using primarily organic, but also purchase strategies, (3) increase the non-interest income component of total revenues through (i) development of banking-related fee income, (ii) growth in existing wealth management services, including trust and the sale of insurance and investment products, and (iii) the acquisition of additional financial services businesses, (4) utilizing technology to provide superior customer service and new products and (5) improving operating efficiencies through increased scale and process improvements.

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, performance of acquisitions and integration activities, return on equity and assets, net interest margin, non-interest income, operating expenses and efficiency ratio, asset quality, loan and deposit growth, liquidity and interest rate sensitivity levels, customer service standards, market share and peer comparisons.

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

On July 1, 2005, the Company completed the acquisition of Trust Company of Connecticut (“Trust Company”), a non-depository trust company. The Trust Company had assets of approximately $5.6 million and stockholders’ equity of approximately $4.9 million. The Company has also entered into a definitive agreement to acquire Cornerstone Bancorp, Inc. (“Cornerstone”). This agreement became effective on April 12, 2005 and the Company received regulatory approval in September of 2005. The transaction is expected to close in the first quarter of 2006. Cornerstone had approximately $220.9 million of assets and approximately $25.2 million of stockholder’s equity at September 30, 2005. Further information regarding these acquisitions can be found in Note 4, “Business Combinations in the Notes to Consolidated Financial Statements.”

Basic and fully diluted earnings per share were $0.12 for the three months ended September 30, 2005 compared to $0.08 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, basic and fully diluted earnings per share were $0.38. The Company did not report earnings per share for the comparable year-to-date period, as there were no shares outstanding in the first quarter of 2004. The increase in quarterly earnings per share was primarily due to a reduction in merger and conversion related charges resulting from the acquisitions of Connecticut Bancshares and Alliance of $5.2 million, which had a net of tax effect of $0.03 per share for the three months ended September 30, 2004. Although merger and conversion related expenses have decreased significantly in 2005, management expects these charges to continue in subsequent quarters in light of the Trust Company and Cornerstone acquisitions discussed above. Additionally, the acquisition of Trust Company had a positive impact on trust fee income for the quarter ended September 30, 2005 and other income increased primarily due to several items of a non-recurring nature.

Annualized return on average equity (“ROE”) and annualized return on average assets (“ROA”) were 3.58% and 0.78%, respectively for the quarter ended September 30, 2005 and 2.31% and 0.51%, respectively for the quarter ended September 30, 2004. On a year-to-date basis, ROE was 3.85% and (0.96)%, while ROA was 0.85% and (0.19)%, respectively for 2005 and 2004.

The Company’s net interest margin was 3.01%, down slightly for the quarter ended September 30, 2005 from the quarter ended September 30, 2004, but increased 0.15% for the 2005 year-to-date period over the comparable 2004 period to 3.07%.

Asset quality remained strong as nonperforming loans at September 30, 2005 were down from both year-end 2004 and a year ago, September 30, 2004. Nonperforming loans to total loans were 0.29% at September 30, 2005, down from 0.34% at September 30, 2004. A provision for loan losses of $400,000 was recorded for the three months ended September 30, 2005 to partially offset net charge-offs of $914,000 recorded during the quarter.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except share data)	2005	2004	2005	2004

Condensed Income Statement
Interest and dividend income	$70,523	$60,822	$203,760	$145,895
Interest expense	26,583	18,255	71,119	43,228

Net interest income before provision for loan losses	43,940	42,567	132,641	102,667
Provision for loan losses	400	—	400	300

Net interest income after provision for loan losses	43,540	42,567	132,241	102,367
Non-interest income	12,372	10,634	33,436	26,039
Operating expenses	35,419	35,417	102,098	84,286
Contribution to NewAlliance Foundation	—	—	—	40,040
Conversion and merger related charges	344	5,508	1,234	16,358

Income (loss) before income taxes	20,149	12,276	62,345	(12,278)
Income tax provision (benefit)	7,405	4,143	21,397	(4,786)

Net income	$12,744	$8,133	$40,948	$(7,492)

Weighted average shares outstanding
Basic	106,472,247	106,746,263	106,757,245	n/a
Diluted	106,804,980	106,746,263	106,871,171	n/a
Earnings per share
Basic	$0.12	$0.08	$0.38	n/a
Diluted	0.12	0.08	0.38	n/a
Financial Ratios
Return on average assets (1)	0.78%	0.51%	0.85%	(0.19)%
Return on average equity (1)	3.58	2.31	3.85	(0.96)
Net interest margin (1)	3.01	3.05	3.07	2.92
Efficiency ratio (2)	63.43	76.86	62.10	109.19
Per share data
Book value per share	$12.09	$12.40	$12.09	$12.40
Tangible book value per share	7.87	8.22	7.87	8.22

(1)	Annualized.
(2)	Excludes net securities gains and other real estate owned expenses.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2005 and 2004

Earnings Summary
As shown in Table 2, net income increased by $4.6 million, to $12.7 million for the quarter ended September 30, 2005 from $8.1 million for the three months ended September 30, 2004. This change is mainly due to a decline of conversion and merger related charges of $5.2 million related to the Connecticut Bancshares and Alliance acquisitions completed on April 1, 2004. Excluding these charges, net income increased $1.3 million for the quarter ended September 30, 2005 from the comparative quarter in 2004 due primarily to an increase in net interest income of $1.4 million and non-interest income of $1.7 million. Due to an increase in market interest rates, the average yield earned increased for all categories of interest-earning assets and the average rate paid increased in virtually all categories of interest-bearing liabilities. The average rate paid on the total of all interest-bearing liabilities increased more than the increase in the average yield earned on the total of all interest-earning assets, causing a decrease of 18 basis points in the interest rate spread for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. However, this interest rate spread decrease did not lead to a decline in net interest income as the decrease in spread was mitigated by the increase in the net interest-earning assets average balances of $81.9 million. Overall, net interest income increased $1.4 million. Non-interest income increased due to the acquisition of Trust Company combined with income resulting from non-recurring transactions. These increases were partially offset by a loan loss provision recorded during the current quarter and an increase in salary expense primarily due to the implementation of the Company’s 2005 Long-Term Compensation Plan (the “LTCP”) in June of 2005. This increase in salary expense was offset by decreases in the other expense categories. The loan loss provision was recorded to partially offset net commercial loan charge-offs recorded during the quarter; however, the Company’s asset quality metrics remained strong.

The year-to-date increase in earnings in comparison to the first nine months of 2004 was primarily a result of higher net interest income and non-interest income, lower conversion and merger charges and the contribution in 2004 to the NewAlliance Foundation (the “Foundation”), partially offset by increased operating expenses. The rise in net interest income was driven by an increase in average net interest-earning assets of $297.7 million derived primarily from the acquisitions of Connecticut Bancshares and

Alliance and growth in the investment securities portfolio, as well as an improvement in net interest margin. Higher non-interest income and non-interest expenses were predominantly due to the expansion of the Company’s geographic area due to the acquisitions and costs associated with being a public company, as well as expenses related to the implementation of the LTCP in June of 2005. The contribution of Company stock to the Foundation was a one-time event.

Table 2: Summary Income Statements
	Three Months Ended			Nine Months Ended
	September 30,			September 30,

(In thousands, except per share data)	2005	2004	Change	2005	2004	Change

Net interest income	$43,940	$42,567	$1,373	$132,641	$102,667	$29,974
Provision for loan losses	400	—	400	400	300	100
Non-interest income	12,372	10,634	1,738	33,436	26,039	7,397
Operating expenses	35,419	35,417	2	102,098	84,286	17,812
Contribution to NewAlliance Foundation	—	—	—	—	40,040	(40,040)
Conversion and merger related charges	344	5,508	(5,164)	1,234	16,358	(15,124)
Income (loss) before income taxes	20,149	12,276	7,873	62,345	(12,278)	74,623
Income tax provision (benefit)	7,405	4,143	3,262	21,397	(4,786)	26,183

Net income (loss)	$12,744	$8,133	$4,611	$40,948	$(7,492)	$48,440

Basic and diluted earnings per share	$0.12	$0.08	$0.04	$0.38	n/a	n/a

In addition to the earnings results presented above in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company provides certain earnings results on a non-GAAP, or operating basis. The determination of operating earnings excludes the effects of conversion and merger related charges, which the Company considers to be non-operating but does not exclude other non-related, nonrecurring items. These conversion and merger related charges include accounting, legal, consulting and branding expenses directly associated with the acquisitions. Performance measured by operating earnings is considered by management to be a useful measure for gauging the underlying performance of the Company by eliminating the volatility caused by acquisition-related expenses.

As reflected in Table 3, basic and diluted operating earnings for the current quarter were $0.12 per share. These earnings are the same as GAAP earnings for the current quarter as the majority of the conversion and merger related charges for the conversion to a stock bank and the acquisitions of Connecticut Bancshares and Alliance occurred in 2004. Management anticipates that the acquisitions of Cornerstone and Trust Company will cause these costs to continue. Operating net earnings for the quarter ended September 30, 2004, was $11.7 million, or $0.11 per share. Basic and diluted operating earnings per share for the nine months ended September 30, 2005 were $0.39 per share. Operating earnings per share for the nine months ended September 30, 2004 are not presented, as the Company had no shares outstanding during the first three months of 2004.

A reconciliation of GAAP-based earnings results to operating-based earnings results is as follows:

Table 3: Reconciliation of GAAP Net Income to Operating Net Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2005	2004	2005	2004

Net income (loss)	$12,744	$8,133	$40,948	$(7,492)
After-tax operating adjustments:
Contribution to NewAlliance Foundation	—	—	—	26,026
Conversion and merger related charges	224	3,580	802	10,633

Net income - operating	$12,968	$11,713	$41,750	$29,167

Basic and diluted earnings per share - operating	$0.12	$0.11	$0.39	N/A

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

As shown in Table 4, net interest income for the quarter ended September 30, 2005 was $43.9 million, compared to $42.5 million for the same period last year. The $1.4 million increase is due to an increase in market interest rates and an increase of $81.9 million in the average balance of net interest-earning assets, partially offset by a decrease in interest rate spread of 18 basis points.

Interest income for the three months ended September 30, 2005 was $70.5 million, compared to $60.8 million for the quarter ended September 30, 2004, an increase of $9.7 million, or 15.9%. The majority of the increase in interest income resulted from an increase in the average rate earned on investment securities of 72 basis points due to market interest rates and an increase in the average balance of investment securities, particularly mortgage-backed securities. The rates on mortgage-backed securities increased 40 basis points while the average balance increased $444.2 million. The increase in mortgage-backed securities was due to additional purchases of mortgage-backed securities during the year as the Company has expanded its use of borrowings from the Federal Home Loan Bank - Boston (“FHLB”) to fund purchases of investment securities and residential mortgages and to fund the Company’s stock buy-back program as discussed in Note 14.

Interest income from loans increased $2.9 million due to a 39 basis point increase in the average yield as a result of a rise in the interest rate environment from a year ago, partially offset by a decrease in the average balances of $16.8 million, or 0.52%. The decrease in average loan balances was principally driven by increased residential real estate and commercial loan payoffs. This decrease was partially offset by continuing demand for home equity loans, commercial mortgages and the Company’s continued purchasing of residential mortgages in the secondary market. For the quarter ended September 30, 2005, the Company purchased approximately $45.7 million in variable rate and 10 and 15 year fixed rate residential mortgages.

The cost of funds for the quarter ended September 30, 2005 increased $8.3 million, or 45.6% to $26.6 million compared to the prior year period. The average rate on interest-bearing liabilities increased 66 basis points to 2.31% from 1.65%. The increase in interest expense on deposits was primarily due to an increase in expense on time deposits of $4.9 million from the quarter period a year ago, mainly due to a 112 basis point increase in the average rate on time deposits coupled with an average balance increase of $257.8 million. The 112 basis point increase in the average rate was due to market rate increases and offering promotional rates to customers who either had or established a checking relationship with the Bank. Interest expense on FHLB advances and other borrowings increased $3.4 million from $8.4 million for the three months ended September 30, 2004 to $11.9 million for the same period in 2005. The increase in expense was predominantly due to an increase in the average balance of FHLB advances of $270.5 million in order to purchase residential mortgages and investment securities and to fund the Company’s stock buy-back program, as well as a 13 basis point increase in the average rate paid on these borrowings.

Table 5 displays year-to-date net interest income of $132.6 million, an increase of $30.0 million, or 29.2%, compared to the comparable prior-year period. Increases in interest-earning assets and interest-bearing liabilities were driven by the acquisitions of Connecticut Bancshares and Alliance, the conversion from a mutual savings bank to a stock bank and increases in investment securities and borrowings.

Interest and dividend income increased $57.9 million, or 39.7%, to $203.8 million from $145.9 million for the nine months ended September 30, 2005 and 2004, respectively. The average rate on earning assets increased 58 basis points to 4.72% from 4.14% in the prior period. Investment income increased $28.8 million, mainly due to an increase in mortgage-backed securities income of $24.8 million due to an increase in the average balance of $709.8 million and a 39 basis point increase in the average rate earned on these securities. Several factors contributed to the increase in income including (a) the movement of short-term investments into higher yielding mortgage-backed securities during the second quarter of 2004, (b) the acquisitions of Connecticut Bancshares and Alliance in the second quarter of 2004, (c) additional purchases during 2005, and (d) a rising market interest rate environment. Income from loans increased $29.1 million, consisting of $22.6 million relating to increases in average loan balances, which was primarily attributable to the acquisitions of Connecticut Bancshares and Alliance during the second quarter of 2004 and $6.5 million due to changes in average rates earned resulting from the general increase in market interest rates during the period.

The cost of funds for the nine months ended September 30, 2005 increased $27.9 million, or 64.5%, to $71.1 million from $43.2 million compared to the prior year period. The average rate on interest-bearing liabilities increased 57 basis points to 2.10% from 1.53%. The nine-month change in the average yields on deposits and FHLB advances and other borrowings was consistent with the quarterly change as the same factors affected both periods.

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

Table 4: Average Balance Sheets for the Three Months Ended September 30, 2005 and 2004

	Three Months Ended

	September 30, 2005			September 30, 2004

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$1,611,931	$20,876	5.18%	$1,658,277	$20,851	5.03%
Commercial real estate	749,115	11,534	6.16	737,171	10,995	5.97
Commercial business	324,955	5,323	6.55	337,333	4,757	5.64
Consumer	529,754	7,457	5.63	499,795	5,642	4.52

Total Loans	3,215,755	45,190	5.62	3,232,576	42,245	5.23
Short-term investments	35,698	292	3.27	91,061	363	1.59
Investment securities	2,583,318	25,041	3.88	2,265,829	18,214	3.22

Total interest-earning assets	5,834,771	$70,523	4.83%	5,589,466	$60,822	4.35%
Non-interest-earning assets	706,544			730,382

Total assets	$6,541,315			$6,319,848

Interest-bearing liabilities
Deposits
Money market	$749,643	$3,762	2.01%	$867,619	$3,586	1.65%
NOW	322,200	148	0.18	403,205	193	0.19
Savings	837,179	974	0.47	971,954	1,150	0.47
Time	1,363,825	9,837	2.89	1,105,990	4,905	1.77

Total interest-bearing deposits	3,272,847	14,721	1.80	3,348,768	9,834	1.17
Repurchase agreements	178,855	1,072	2.40	209,920	481	0.92
FHLB advances and other borrowings	1,143,660	10,790	3.77	873,250	7,940	3.64

Total interest-bearing-liabilities	4,595,362	26,583	2.31%	4,431,938	18,255	1.65%
Non-interest-bearing demand deposits	452,082			395,208
Other non-interest-bearing liabilities	71,777			85,756

Total liabilities	5,119,221			4,912,902
Equity	1,422,094			1,406,946

Total liabilities and equity	$6,541,315			$6,319,848

Net interest-earning assets	$1,239,409			$1,157,528

Net interest income		$43,940			$42,567

Interest rate spread			2.52%			2.70%
Net interest margin (net interest income as a percentage of total interest-earning assets)			3.01%			3.05%
Ratio of total interest-earning assets to total interest-bearing liabilities			126.97%			126.12%

Table 5: Average Balance Sheets for the Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended

	September 30, 2005			September 30, 2004

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$1,585,083	$61,587	5.18%	$1,335,546	$50,601	5.05%
Commercial real estate	737,022	33,255	6.02	600,564	26,602	5.91
Commercial business	320,815	14,847	6.17	254,519	10,348	5.42
Consumer	522,383	20,999	5.36	419,345	14,023	4.46

Total Loans	3,165,303	130,688	5.51	2,609,974	101,574	5.19
Short-term investments	50,626	1,030	2.71	89,100	756	1.13
Investment securities	2,535,675	72,042	3.79	1,995,474	43,565	2.91

Total interest-earning assets	5,751,604	$203,760	4.72%	4,694,548	$145,895	4.14%
Non-interest-earning assets	707,563			478,604

Total assets	$6,459,167			$5,173,152

Interest-bearing liabilities
Deposits
Money market	$757,190	$10,246	1.80%	$705,210	$8,210	1.55%
NOW	330,427	451	0.18	489,432	837	0.23
Savings	882,765	3,128	0.47	833,867	3,055	0.49
Time	1,287,685	24,836	2.57	899,836	11,615	1.72

Total interest-bearing deposits	3,258,067	38,661	1.58	2,928,345	23,717	1.08
Repurchase agreements	187,608	2,831	2.01	144,402	962	0.89
FHLB advances and other borrowings	1,072,730	29,627	3.68	686,292	18,549	3.60

Total interest-bearing liabilities	4,518,405	71,119	2.10%	3,759,039	43,228	1.53%
Non-interest-bearing demand deposits	444,295			318,192
Other non-interest-bearing liabilities	77,405			52,144

Total liabilities	5,040,105			4,129,375
Equity	1,419,062			1,043,777

Total liabilities and equity	$6,459,167			$5,173,152

Net interest-earning assets	$1,233,199			$935,509

Net interest income		$132,641			$102,667

Interest rate spread			2.62%			2.61%
Net interest margin (net interest-income as a percentage of total interest earning assets)			3.07%			2.92%
Ratio of total interest-earning assets to total interest-bearing liabilities			127.29%			124.89%

Table 6: Rate/Volume Analysis
	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	Compared to			Compared to
	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans:
Residential real estate	$616	$(591)	$25	$1,319	$9,667	$10,986
Commercial real estate	359	180	539	505	6,148	6,653
Commercial business	746	(180)	566	1,560	2,939	4,499
Consumer	1,461	354	1,815	3,148	3,828	6,976

Total loans	3,182	(237)	2,945	6,532	22,582	29,114
Short-term investments	235	(306)	(71)	707	(433)	274
Investment securities	4,062	2,765	6,827	15,002	13,475	28,477

Total interest-earning assets	$7,479	$2,222	$9,701	$22,241	$35,624	$57,865

Interest-bearing liabilities
Deposits:
Money market	$704	$(528)	$176	$1,400	$636	$2,036
NOW	(8)	(37)	(45)	(148)	(238)	(386)
Savings	(20)	(156)	(176)	(102)	175	73
Time	3,595	1,337	4,932	7,062	6,159	13,221

Total interest bearing deposits	4,271	616	4,887	8,212	6,732	14,944
Repurchase agreements	672	(81)	591	1,511	358	1,869
FHLB advances and other borrowings	308	2,542	2,850	413	10,665	11,078

Total interest-bearing liabilities	5,251	3,077	8,328	10,136	17,755	27,891

Increase in net interest income	$2,228	$(855)	$1,373	$12,105	$17,869	$29,974

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

Management performs a monthly review of the loan portfolio and based on this review determines the level of the provision necessary to maintain an adequate loan loss allowance. Management recorded a provision for loan losses of $400,000 for the three months ended September 30, 2005, which is also the year-to-date amount. The provision was recorded to partially offset net charge-offs during the quarter of $914,000. The allowance was deemed adequate despite not fully providing for the charge-offs due to the improvement of other loan quality indicators. The Company had net charge-offs for the three and nine months ended September 30, 2005 of $914,000 and $896,000, respectively. For the nine months ended September 30, 2004, the Company recorded a provision of $300,000 due primarily to the default of one commercial borrower and resulting charge-off.

At September 30, 2005, the allowance for loan losses was $35.7 million, which represented 378.39% of nonperforming loans and 1.10% of total loans. This compared to the allowance for loan losses of $36.2 million at December 31, 2004 representing 353.40% of nonperforming loans and 1.15% of total loans.

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

Table 7: Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

(Dollars in thousands)	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Depositor service charges	$5,915	$5,851	$64	1.09%	$16,690	$13,640	$3,050	22.36%
Loan and servicing income	307	676	(369)	(54.59)	2,215	2,096	119	5.68
Trust fees	1,759	578	1,181	204.33	3,034	1,808	1,226	67.81
Investment and insurance fees	1,549	1,915	(366)	(19.11)	4,922	4,411	511	11.58
Bank owned life insurance	609	604	5	0.83	1,806	1,236	570	46.12
Rent	824	779	45	5.78	2,410	2,313	97	4.19
Net (loss) gain on limited partnership	(22)	—	(22)	—	(65)	14	(79)	(564.29)
Net securities gains	—	19	(19)	(100.00)	12	59	(47)	(79.66)
Net gain on sale of loans	76	43	33	76.74	197	156	41	26.28
Other	1,355	169	1,186	701.78	2,215	306	1,909	623.86

Total non-interest income	$12,372	$10,634	$1,738	16.34%	$33,436	$26,039	$7,397	28.41%

As displayed in Table 7, non-interest income increased $1.7 million, or 16.3% to $12.4 million for the three months ended September 30, 2005 from $10.6 million for the three months ended September 30, 2004. This increase is primarily due to increases in trust fees and other income, partially offset by decreases in loan and servicing income and investment and insurance fees. Trust fees increased $1.2 million due almost entirely to the acquisition of Trust Company of Connecticut, which occurred on July 1, 2005. Other income increased $1.2 million due primarily to gains recorded on the sale of a portion of the merchant services book of business and excess real estate originally acquired in connection with the Connecticut Bancshares acquisition. Loan and servicing income decreased $369,000 due to a reduction in real estate loan fees, partially offset by increases in commercial subdivision loan fees and in the valuation of mortgage servicing rights. The decrease in real estate loan fees was principally in commercial real estate loan prepayment fees where the prepayment penalty period expired on many of the loans prepaying in 2005 as compared to the same period in 2004. The increase in the valuation of the mortgage servicing rights was due to a write-up for the quarter ended September 30, 2005 compared to a write-down in the prior year comparative quarter. Investment and insurance fees decreased $366,000 mainly due to an unfavorable market for fixed annuity insurance products.

The year-to-date increase in total non-interest income of $7.4 million was positively affected by the acquisitions of Connecticut Bancshares and Alliance in 2004 and the resulting expansion of our market and branch network and the acquisition of Trust Company on July 1, 2005, which tripled the Company’s trust assets under management to $1.04 billion. The acquisitions were the main reasons for increases in investment and insurance fees, bank owned life insurance and trust fees. Depositor service charges increased due to new product and service initiatives implemented during 2005 as well as the acquisitions of Connecticut Bancshares and Alliance. Loan and servicing income increased $119,000 due to increases in the valuation of mortgage servicing rights, commercial real estate subdivision loan fees and installment loan fees, partially offset by a decrease in real estate loan fees, principally commercial real estate loan prepayment fees. The increase in other income was largely attributable to several items of a non-recurring nature, including interest on income tax refunds, gains on a lease termination and the sale of excess real estate originally acquired in connection with the Connecticut Bancshares acquisition, and a gain on the sale of a portion of the merchant services book of business. However, approximately $325,000 of the increase in other income is recurring and was due to an increase in amounts earned on the outstanding balances of bank checks processed by a third-party vendor, which is due to the acquisition of Connecticut Bancshares in 2004.

Non-Interest Expense
Table 8 below sets forth the quarterly and year-to-date results of the major operating expense categories for the current and prior year.

Table 8: Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

(Dollars in thousands)	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Salaries and employee benefits	$19,985	$17,763	$2,222	12.51%	$52,566	$43,014	$9,552	22.21%
Occupancy	3,061	2,933	128	4.36	9,193	7,643	1,550	20.28
Furniture and fixtures	1,558	1,756	(198)	(11.28)	4,815	4,612	203	4.40
Outside services	4,334	4,741	(407)	(8.58)	13,621	10,943	2,678	24.47
Advertising, public relations, and sponsorships	747	787	(40)	(5.08)	3,282	2,034	1,248	61.36
Contribution to the Foundation	—	—	—	—	—	40,040	(40,040)	(100.00)
Amortization of identifiable intangible assets	2,437	3,776	(1,339)	(35.46)	8,408	7,818	590	7.55
Conversion and merger related charges	344	5,508	(5,164)	(93.75)	1,234	16,358	(15,124)	(92.46)
Other	3,297	3,661	(364)	(9.94)	10,213	8,222	1,991	24.22

Total non-interest expense	$35,763	$40,925	$(5,162)	(12.61)%	$103,332	$140,684	$(37,352)	(26.55)%

As displayed in Table 8, non-interest expense decreased $5.2 million to $35.8 million for the three months ended September 30, 2005 from $40.9 million for the comparable prior-year period. The decrease was primarily due to a reduction in conversion and merger related charges of $5.2 million, as the majority of these expenses were incurred in 2004 and the decline in the amortization of identifiable intangible assets of $1.3 million as non-compete agreements began to expire in 2005 and the reduction of amortization on the core deposit intangible due to the Company utilizing an accelerated method which calls for a higher level of expense in earlier periods, partially offset by new amortization of a customer relationship intangible recorded in conjunction with the Trust Company acquisition.

Outside services decreased $407,000 largely due to consultant fees decreasing, partially offset by increases in audit and data processing fees. Consultant fees decreased due to costs incurred in the prior-year quarter for the completion of a strategic business plan, partially offset by current quarter costs relating to Sarbanes Oxley (“SOX”) compliance and the acquisition of Trust Company of Connecticut. Audit fees have increased due in part to additional benefit plan audits of the acquired banks and SOX testing fees. Data processing fees increased due to the increased transactional volume and core system usage related to the outsourcing of certain processing functions of Connecticut Bancshares and Trust Company. Other expense decreased $364,000 due to cost savings in general operating expenses. These decreases were partially offset by an increase in salaries and employee benefits of $2.2 million primarily due to increases related to the LTCP, medical insurance, pension costs and salaries relating to the acquired employees of Trust Company. Expenses related to the Company’s LTPC were not recorded in 2004 as shareholders approved the LTCP in April 2005 at the Company’s Annual Meeting. The anticipated earnings impact of the LTCP is discussed in Note 1 of the Notes to Consolidated Financial Statements. Medical insurance rose as the Company experienced an increase in rates of approximately 17% over the prior period. Expenses related to the Company’s pension plan increased due to a decrease in the discount rate used by the Company to calculate net periodic benefit cost.

Expenses for the nine-month period in 2005 decreased significantly over the comparable period in 2004, principally due to the $40.0 million contribution to the Foundation and $16.4 million in conversion and merger related charges recorded in 2004. In April 2005, the Company announced two pending acquisitions. The Trust Company of Connecticut acquisition was completed on July 1, 2005 and the Cornerstone Bancorp, Inc acquisition is expected to close in the first quarter of 2006, which will cause an increase in conversion and merger related charges in future quarters.

Excluding the contribution to the Foundation and conversion and merger related charges, non-interest expense increased $17.8 million with every expense category rising. These increases are primarily attributable to the additional operating expenses resulting from the acquisitions of Connecticut Bancshares and Alliance and the conversion to a public company. The conversion to a stock bank and the simultaneous acquisitions of Connecticut Bancshares and Alliance occurred on April 1, 2004. Therefore, the current year-to-date expenses include nine months of the combined banks whereas, the prior year-to-date expenses include only six months of the combined entities. Additionally, non-interest expense for these categories increased year-to-date for similar reasons as discussed in the quarterly variance discussion above.

Income Tax Expense (Benefit)
 The income tax expense of $7.4 million for the three months ended September 30, 2005 resulted in an effective tax rate of 36.7%, compared to $4.1 million for the three months ended September 30, 2004, which resulted in an effective tax rate of 33.7%. The increase in the effective tax rate for the three months ended September 30, 2005 is primarily due to the establishment of a valuation allowance related to losses inherent in our capital assets. Losses on capital assets are only realizable for tax purposes to the extent they can be offset by gains on capital assets. Management believes that it is more likely than not that there will be insufficient capital gains to offset capital losses within the carryover period and therefore management has established a valuation allowance. Income tax expense was $21.4 million for the nine months ended September 30, 2005, which resulted in an effective tax rate of 34.3% compared to the income tax benefit of $4.8 million for the nine months ended September 30, 2004 which resulted in an effective tax rate of 39.0%. The change in the effective tax rate for the nine months ended September 30, 2005 in comparison to the nine months ended September 30, 2004 is primarily due to the lower impact of favorable permanent differences as a result of the increase in pre-tax income.

Financial Condition

Financial Condition Summary
 From December 31, 2004 to September 30, 2005, total assets and liabilities increased approximately $302.7 million and $345.6 million, respectively, due mainly to increases in investments and borrowings. Stockholders’ equity decreased $42.9 million to $1.37 billion due primarily to treasury shares acquired, dividends and a decrease in the after tax fair value of investment securities, partially offset by year-to-date net income and the acquisition of Trust Company.

Investment Securities
 Table 9 below displays a summary of the Company’s investment securities as of September 30, 2005 and December 31, 2004.

Table 9: Investment Securities
	September 30, 2005				December 31, 2004

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	Value

Available for sale
U.S. Government and Agency obligations	$176,774	$17	$(1,861)	$174,930	$193,299	$52	$(1,446)	$191,905
Corporate obligations	58,988	55	(989)	58,054	93,716	140	(395)	93,461
Other bonds and obligations	137,079	223	(1,070)	136,232	153,559	303	(829)	153,033
Marketable and trust preferred equity securities	167,101	934	(1,042)	166,993	173,559	585	(1,077)	173,067
Mortgage-backed securities	1,904,265	944	(27,746)	1,877,463	1,674,416	5,602	(8,783)	1,671,235

Total available for sale	2,444,207	2,173	(32,708)	2,413,672	2,288,549	6,682	(12,530)	2,282,701

Held to maturity
Mortgage-backed securities and other bonds	65,455	—	(683)	64,772	1,000	—	—	1,000

Total held to maturity	65,455	—	(683)	64,772	1,000	—	—	1,000

Total securities	$2,509,662	$2,173	$(33,391)	$2,478,444	$2,289,549	$6,682	$(12,530)	$2,283,701

At September 30, 2005 the Company had total investments of $2.48 billion, or 37.8% of total assets. This is an increase of $194.7 million, or 8.6% from $2.28 billion at December 31, 2004. The increase was primarily the result of purchases of mortgage-backed securities.

The Company’s investment strategy has been to purchase hybrid adjustable rate mortgage-backed securities, five and seven year balloon mortgage-backed securities, ten year pass through mortgage-backed securities and collateralized mortgage obligations based off fifteen-year mortgage collateral. These securities have been emphasized due to their limited extension risk in a rising rate environment and for their monthly cash flows that provide the Company with liquidity. This strategy has been supplemented with select purchases of bullet and callable agency and asset-backed securities. For the monthly cash flow securities, the base case average life at purchase has ranged between 1.5 and 3.5 years and the maturity dates for the agency securities have ranged between one and five years. The Company is amortizing any premium paid on hybrid adjustable rate mortgage-backed securities to the initial reset date due to management’s experience with prepayments by the initial reset date.

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of September 30, 2005, $2.41 billion, or 97.4% of the portfolio, was classified as available for sale and $65.5 million of the portfolio was classified as held to maturity. The net unrealized loss on securities classified as available for sale as of September 30, 2005 was $30.5 million compared to an unrealized loss of $5.8 million as of December 31, 2004. The depreciation in the market value of securities available for sale was primarily due to fluctuations in market interest rates during the period. Management has performed a review of all investments with unrealized losses and noted that none of these investments had other-than-temporary impairment.

Lending Activities
The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity lines of credit and fixed rate loans and other consumer loans. Table 10 displays the balances of the Company’s loan portfolio as of September 30, 2005 and December 31, 2004.

Table 10:  Loan Portfolio

	September 30, 2005		December 31, 2004

(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total

Residential real estate	$1,617,145	50.0%	$1,576,114	50.1%
Commercial real estate	757,410	23.4	731,241	23.3
Commercial business	326,745	10.1	325,835	10.4
Home equity and equity lines of credit	510,318	15.7	475,256	15.1
Other consumer	25,089	0.8	36,211	1.1

Total loans	$3,236,707	100.0%	$3,144,657	100.0%

As shown in Table 10, gross loans were $3.24 billion, up $92.1 million at September 30, 2005 from year-end 2004. The increase in gross loan balances was primarily attributable to increases in residential and commercial real estate loans and home equity loans and lines of credit.

Home equity loans and lines of credit increased $35.1 million from December 31, 2004 to September 30, 2005. These products were promoted by the Company through attractive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to investments.

Commercial real estate loans increased $26.2 million from December 31, 2004 to September 30, 2005. The increase was attributable to increases in both the number and average balance of loan originations as a result of the Company’s improved competitive position in the Connecticut commercial real estate lending market subsequent to the acquisitions of Connecticut Bancshares and Alliance. The Company’s continued strategy is to have a larger percentage of the Company’s assets be attributable to commercial loans including real estate, construction and other commercial loans. To accomplish this goal, the Company is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while still maintaining credit quality.

Residential real estate loans continue to represent the majority of the Company’s loan portfolio as of September 30, 2005, comprising approximately 50% of gross loans. The increase in the balance of $41.0 million since year-end was due to loan portfolio purchases, partially offset by a decrease in organic loan balances. The purchased portfolio includes adjustable rate and 10 and 15 year fixed rate residential mortgages with property locations predominately in the Northeast. For the first nine months of 2005, loan purchases accounted for $130.0 million or 39.4% of new residential real estate loans and were primarily purchased with cash flows from the investment portfolio and funds borrowed from the FHLB. The Company plans to continue purchasing loans going forward. The Company also continues to originate 30 year fixed rate mortgages for sale, which amounted to $42.6 million during the nine months ended September 30, 2005.

Asset Quality
Table 11 below exhibits the major components of nonperforming loans and assets and key asset quality metrics as of September 30, 2005 and December 31, 2004.

Table 11:  Nonperforming Assets

	September 30,	December 31,
(Dollars in thousands)	2005	2004

Nonaccruing loans (1)
Real estate loans
Residential (one- to four- family)	$1,547	$1,473
Commercial	4,357	4,268

Total real estate loans	5,904	5,741
Commercial business	3,151	4,079
Consumer loans
Home equity and equity lines of credit	183	196
Other consumer	188	217

Total consumer loans	371	413

Nonaccruing loans	9,426	10,233
Real Estate Owned	—	—

Total nonperforming assets	$9,426	$10,233

Allowance for loan losses as a percent of total loans (2)	1.10%	1.15%
Allowance for loan losses as a percent of total nonperforming loans	378.39%	353.40%
Total nonperforming loans as a percentage of total loans (2)	0.29%	0.33%
Total nonperforming assets as a percentage of total assets	0.14%	0.16%

(1)
Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

As displayed in Table 11, nonperforming assets at September 30, 2005 decreased to $9.4 million compared to $10.2 million at December 31, 2004. Nonperforming loans as a percent of total loans outstanding at September 30, 2005 was 0.29%, down from 0.33% at December 31, 2004. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 378.39% at September 30, 2005, higher than the ratio of 353.4% at year-end 2004. The allowance for loan losses to total loans was 1.10% at the end of the September 30, 2005, slightly lower than the ratio of 1.15% at year-end 2004.

Allowance For Loan Losses
 As displayed in Table 12 below, during the three months ended September 30, 2005, the Company recorded net charge-offs of $914,000 mainly within the commercial business loan portfolio. Charge-offs during the comparative prior year quarter were $473,000. The 2005 year-to-date net charge-off of $896,000 was predominantly due to third quarter net charge-offs, partially offset by net recoveries of $18,000 recorded through the six months ended June 30, 2005. This compares to net charge-offs of $2.4 million for the nine months ended September 30, 2004. As a result of the net charge-offs for the three months ended September 30, 2005, a provision for loan losses of $400,000 was recorded. Management believes that the allowance for loan losses is adequate and consistent with positive asset quality and delinquency indicators. The Company had a loan loss allowance of $35.7 million and $36.2 million at September 30, 2005 and December 31, 2004, respectively.

Table 12:  Schedule of Allowance for Loan Losses

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Balance at beginning of period	$36,181	$37,544	$36,163	$17,669
Net allowances gained through acquisition	—	—	—	21,498
Provision for loan losses	400	—	400	300
Charge-offs
Residential and commercial real estate loans	7	5	28	158
Commercial business loans	1,222	755	2,532	3,174
Consumer loans	64	116	220	260

Total charge-offs	1,293	876	2,780	3,592

Recoveries
Residential and commercial real estate loans	32	68	223	443
Commercial business loans	296	253	1,527	617
Consumer loans	51	82	134	136

Total recoveries	379	403	1,884	1,196

Net charge-offs	914	473	896	2,396

Balance at end of period	$35,667	$37,071	$35,667	$37,071

Net charge-offs to average loans	0.11%	0.06%	0.04%	0.12%
Allowance for loan losses to total loans	1.10%	1.16%	1.10%	1.16%
Allowance for loan losses to nonperforming loans	378.39%	341.32%	378.39%	341.32%
Net charge-offs to allowance for loan losses	10.25%	5.10%	3.35%	8.62%
Total recoveries to total charge-offs	29.31%	46.00%	67.77%	33.30%

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

The following table shows deposit balances for the periods indicated.

Table 13:  Deposits

	September 30,	December 31,
(In thousands)	2005	2004

Savings	$806,809	$942,363
Money market	680,648	806,035
NOW	326,749	345,539
Demand	457,133	448,670
Time	1,472,128	1,159,405

Total deposits	$3,743,467	$3,702,012

As displayed in Table 13, deposits increased $41.5 million, or 1.1%, as compared to December 31, 2004, due to increases in time deposits and demand deposits, partially offset by decreases in the other categories, particularly money market and savings.

Time and demand deposits increased by $312.7 million and $8.5 million, respectively, which resulted from the Company’s strategy of offering premium time deposit rates to customers who either have or establish a checking relationship with the Company coupled with the offering of new free checking products to both retail and commercial customers. Money market accounts decreased $125.4 million since December 31, 2004 as the Company supplemented promotional offerings on money market accounts with promotional offerings on time deposits. Savings decreased $135.6 million due in part to the market interest rate environment and promotionally driven migration to time accounts as a result of more favorable and rate sensitive pricing these accounts.

The following table summarizes the Company’s recorded borrowings of $1.38 billion at September 30, 2005. Borrowings increased $315.5 million, or 29.6%, from the balance recorded at December 31, 2004, mainly in FHLB advances. This increase in FHLB advances was due to funding investment securities and loan purchases and funding the Company’s stock buy-back program, while managing interest rate risk and liquidity.

Table 14:  Borrowings

	September 30,	December 31,
(In thousands)	2005	2004

FHLB advances (1)	$1,199,345	$860,009
Repurchase agreements	171,372	194,972
Mortgage loans payable	1,745	1,830
Junior subordinated debentures issued to affiliated trusts (2)	7,859	8,005

Total borrowings	$1,380,321	$1,064,816

(1)	Includes fair value adjustments on acquired borrowings of $19.5 million and $23.4 million at September 30, 2005 and December 31, 2004, respectively.
(2)	Includes fair value adjustments on acquired borrowings of $750,000 and $900,000 at September 30, 2005 and December 31, 2004, respectively.

Other Liabilities
Other liabilities decreased $11.3 million, or 14.0%, to $69.6 million at September 30, 2005 compared to $80.9 million at December 31, 2004. This decrease was primarily due to the Company’s $24.5 million cash contribution to its pension plan during the quarter ended September 30, 2005. The contribution exceeded the accrued pension liability and therefore, the Company has recorded a prepaid pension asset as of September 30, 2005. The Company expects that future pension expense will be reduced as a result of this contribution.

Stockholders’ Equity
 Total stockholders’ equity equaled $1.37 billion at September 30, 2005; $42.9 million lower than the balance at December 31, 2004. The decrease consisted primarily of shares repurchased of $68.5 million, dividends of $16.6 million and a decrease of $16.0 million in other comprehensive income resulting from an after tax depreciation in the fair market value of investments available for sale. These decreases were partially offset by net income of $40.9 million, common stock issued for the Trust Company acquisition of $10.1 million and $2.7 million of released ESOP shares. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below. Book value per share amounted to $12.09 and $12.41 at September 30, 2005 and December 31, 2004, respectively.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest bearing-liabilities maturing or repricing within that same time period. At September 30, 2005, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was $103.7 million, or positive 1.58% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the forward yield curve was utilized. This resulted in a yield curve that increased approximately 75 basis points at the front end of the yield curve and increased approximately 25 basis points at the long end of the yield curve. This interest rate scenario most closely approximates management’s expectations for interest rate movements over the next twelve months.

As of September 30, 2005, the Company’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage Change in Estimated Net
Interest Margin Over 12 months
200 basis point instantaneous and sustained increase in rates	1.81%

50 basis point instantaneous and sustained decrease in rates	1.53%

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

Based on the scenarios above, net income would be affected positively in the 12-month period after an immediate decrease in rates, and also would be affected positively after an immediate increase in rates. Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on time deposits and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund purchases of investments and residential mortgage loans while managing interest rate risk and liquidity. At September 30, 2005, total borrowings from the Federal Home Loan Bank amounted to $1.18 billion, exclusive of $19.5 million in purchase accounting adjustments, and the Company had the capacity to increase that total to $1.32 billion. Additional borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At September 30, 2005 the Company’s repurchase agreement lines of credit totaled $100.0 million, $50.0 million of which was available on that date.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At September 30, 2005, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $445.3 million, or 6.8% of total assets.

The Company believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At September 30, 2005, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $638.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from September 30, 2005 are $1.03 billion.

At September 30, 2005, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $920.5 million, or 15.2%, which is above the threshold level of $303.1 million, or 5% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 26.5% and the Total risk-based capital ratio stood at 27.5%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $630.2 million, or 10.4% of average assets, which is above the required level of $241.4 million or 4%, and total risk-based capital of $665.9 million, or 19.3% of adjusted assets, which is above the required level of $274.7 million, or 8%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 18 through 34 under the caption “Asset and Liability Management and Management of Market and Interest Rate Risk”.

Item 4.   Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the third quarter 2005.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A conversion-related civil action was brought against the Company in June, 2004. This action is in U.S. District Court, New Haven, Connecticut. The plaintiffs are 10 entities who claim that their right to purchase stock in the Company’s conversion offering was improperly limited by the Company because of its allegedly wrongful determination that those entities were acting in concert with other entities whose subscription rights were also restricted, and because the Company improperly communicated that determination to the plaintiffs. Monetary damages are sought based on the number of shares they allege they should have been allowed to purchase multiplied by the stock’s initial appreciation following the conversion. On November 3, 2005, the Court granted Summary Judgement in favor of the Company and denied the Summary Judgement motion of the plantiffs. The case has been closed, however the plantiffs’ right to appeal has not expired.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) On July 1, 2005, NewAlliance Bancshares acquired Trust Company of Connecticut (the “Trust Company”). As part of this acquisition, NewAlliance issued 737,871 shares of its common stock to former shareholders of Trust Company in exchange for their shares of common stock of Trust Company in a private placement transaction exempt from registration under Section 4(6) (Regulation D, Rule 506) of the Securities Act. For purposes of this transaction, the NewAlliance shares were valued at $14.063 per share, or a total value of approximately $10.38 million. In addition, Trust Company shareholders electing cash were paid approximately $4.86 million. Shareholders of Trust Company may also be entitled to additional cash and stock in 2006 based on business retention results of the former Trust Company through year-end 2005.

(b) Not applicable

(c) The following table sets forth information about the Company’s stock repurchases for the three months ended September 30, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES
	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs

Period (1)

07/01/05 - 07/31/05	0	$—	0	10,687,100 shares
08/01/05 - 08/31/05	2,112,700	$14.7530	2,112,700	8,574,400 shares
09/01/05 - 09/30/05	2,571,900	$14.5256	2,571,900	6,002,500 shares

Total	4,684,600		4,684,600

(1) Based on trade date

(2) On May 9, 2005, a stock repurchase plan was announced and provides for the repurchase of up to 10.7 million shares of common stock of the Company (approximately 10% of the common stock outstanding at March 31, 2005). There is no set expiration date for this plan.

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

10.4	The NewAlliance Bank 401(k) Plan Supplemental Executive Retirement Plan. (Amended and Restated Effective December 31, 2004) (filed herewith).
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

10.8.1	Form of Stock Option Agreement (for outside directors). Incorporated herein by reference is Exhibit 10.8.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.
10.8.2

Form of Stock Option Agreement (for employees, including senior officers). Incorporated herein by reference is Exhibit 10.8.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.

10.9.1	Form of Restricted Stock Award Agreement (for outside directors). Incorporated herein by reference is Exhibit 10.9.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.
10.9.2

Form of Restricted Stock Award Agreement (for employees, including senior officers). Incorporated herein by reference is Exhibit 10.9.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.

10.10	NewAlliance Bancshares, Inc. 2005 Long-Term Compensation Plan. Incorporated herein by reference is Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8, filed November 4, 2005.
31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Merrill B. Blanksteen pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Merrill B. Blanksteen pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen
Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	November 8, 2005