Form 10-K
period 2005-12-31
NEWALLIANCE BANCSHARES INC
filed 2006-02-28
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   X    No ___

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes___   No    X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            Yes   X    No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    X

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large accelerated filer     X                                                                                                    Accelerated filer ___                                                                                          Non-accelerated filer ___

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                     Yes ___     No    X

     The market value of the common equity held by non-affiliates was $1.58 billion based upon the closing price of $14.05 as of June 30, 2005 as reported in The Wall Street Journal on July 1, 2005. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates. As of February 24, 2006 there were 109,987,870 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 11, 2006 are incorporated by reference into Part III, Items 10 - 14 of this 10-K.

SIGNATURES

PART I

Item 1.    Business

Forward-Looking Statements

This report may contain certain forward-looking statements as that term is defined in the U.S. federal securities laws.

Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of Management and are generally identified by use of the word “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Management’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

Factors that could have a material adverse effect on the operations of NewAlliance Bancshares, Inc. (“NewAlliance” or the “Company”) and its subsidiaries include, but are not limited to, changes in market interest rates, loan prepayment rates and delinquencies, general economic conditions, legislation and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for financial services, and loan, deposit and investment products in the Company’s markets; the ability of the Company to successfully integrate the operations of acquired companies, changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company’s operations, pricing and services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, Management undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

General

In 2003, the Company was organized as a Delaware business corporation in connection with the conversion of NewAlliance Bank (the “Bank”), formerly New Haven Savings Bank, from mutual to capital stock form, which became effective on April 1, 2004. The Bank’s conversion resulted in the Company owning all of the Bank’s outstanding capital stock. The Bank is now a wholly-owned subsidiary of the Company, a bank holding company regulated by the Federal Reserve Board. On April 1, 2004 the Bank changed its name to NewAlliance Bank.

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

On July 1, 2005, the Company completed the acquisition of Trust Company of Connecticut (“Trust Company”), a non-depository trust company. Trust Company had assets of approximately $5.6 million, stockholders’ equity of approximately $4.9 million and client assets under management of approximately $700 million.

On January 2, 2006 the Company completed its acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”), the holding company for Cornerstone Bank and Trust Company. Cornerstone had assets and stockholders’ equity of approximately $212.0 and $21.6 million, respectively at December 31, 2005, with six full service offices serving the attractive Fairfield County market in Southern Connecticut.

The Company’s business philosophy is to operate as a community bank with local decision-making authority, providing a broad array of banking and financial services including investment management, trust and insurance services to retail and commercial business customers.

The Company’s core operating objectives are to (1) grow through a disciplined acquisition strategy, supplemented by de-novo branching, (2) build high quality, profitable loan portfolios, in particular through growth in commercial real estate, commercial business, residential real estate and home equity loans using both organic and acquisition strategies, (3) increase the non-interest income component of total revenues through (i) development of banking-related fee income, (ii) growth in existing wealth management services, including trust and the sale of insurance and investment products, and (iii) the potential acquisition of additional financial services businesses, (4) utilize technology to provide superior customer service and new products and (5) improve operating efficiencies through increased scale and process improvements.

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

The Bank was founded in 1838 as a Connecticut-chartered mutual savings bank and is regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation. The Company’s deposits are insured to the maximum allowable amount by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank has been a member of the Federal Home Loan Bank System since 1974.

At December 31, 2005, the Company operated 65 banking offices in New Haven, Middlesex, Hartford, Tolland and Windham counties effectively providing a full range of banking services to individuals and corporate customers located in Southwestern, Central, South Central and Southeastern Connecticut. Effective with the acquisition of Cornerstone, the Company broadened its branch network reach further south into Fairfield County, increasing the number of communities served to 41 and number of banking offices to 71. The Company specializes in the acquisition of deposits, from both the general public and businesses, in the communities and surrounding towns served by its branch network. These deposits, together with funds generated from operations and borrowings, are in turn used to originate residential real estate loans, consumer loans (primarily home equity loans and lines of credit), commercial loans and commercial real estate loans. On September 26, 2005, the Company opened a new full-service branch in the Parkville section of Hartford, Connecticut.

The Company retains in its portfolio loans that it originates and purchases except fixed rate residential loans which are scheduled to amortize over more than 15 years, which are generally sold in the secondary market with servicing rights retained. The Company also invests in mortgage-backed and debt securities and other permissible investments. Revenues are derived principally from the generation of interest and fees on loans and, to a lesser extent, interest and dividends on securities. The Company’s primary sources of funds are deposits, repurchase agreements, principal and interest payments on loans, investment securities and advances from the Federal Home Loan Bank (“FHLB”). The Company’s results of operations depend to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense for deposits and borrowings.

Lending Activities

General
The Company originates residential real estate loans collateralized by one- to four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, home equity lines of credit and fixed rate loans and other consumer loans predominately in the State of Connecticut. In 2005, the Company began a strategy of purchasing adjustable rate and 10 and 15 year fixed rate residential mortgages with property locations predominantly in the Northeast. By the end of 2005, the Company had decided to expand the program to twenty states and anticipates that loan purchases will continue in 2006. Real estate secured the majority of the Company’s loans as of December 31, 2005, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.

Residential Real Estate Loans
A principal lending activity of the Company is to originate loans secured by first mortgages on one- to four-family residences in the State of Connecticut. The Company originates residential real estate loans primarily through commissioned mortgage representatives across our branch footprint. The Company originates both fixed rate and adjustable rate mortgages and purchases both adjustable rate and 10 and 15 year fixed rate mortgages. Residential lending represents the largest single component of our total portfolio.

The Company currently sells all of the fixed rate residential real estate loans it originates with terms of over 15 years. Loans are originated for sale under forward rate commitments. The percentage of loans the Company sells will vary depending upon interest rates and our strategy for the management of interest rate risk. The Company continues to service loans that it sells to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association and others, and receives a fee for servicing such loans.

The retention of adjustable rate and shorter term fixed rate, as opposed to longer term, fixed rate residential mortgage loans in the portfolio helps reduce the Company’s exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. Management believes that these risks, which have not had a material adverse effect on the Company to date, generally are less onerous than the interest rate risks associated with holding long-term fixed rate loans in the loan portfolio. The Company began a residential real estate loan purchase program at the beginning of the year 2005. The program began with purchasing adjustable rate mortgages and fixed rate mortgages with terms of maturity of less than 15 years. The servicing for these loans is retained by the seller. These purchases were concentrated in the greater New England states following underwriting standards no less stringent than those used for the organic residential loan portfolio. The Company also purchases fixed rate mortgages with terms greater than 15 years for Community Reinvestment Act purposes. At the end of the year 2005, the Company decided to expand the footprint for its purchases of residential mortgages based on an analysis of relevant state economic data and other considerations.

Commercial Real Estate Loans
 The Company makes commercial real estate loans throughout its market area. Properties, such as office buildings, light industrial, retail facilities or multi-family income properties, normally collateralize commercial real estate loans. These properties are located primarily in Connecticut. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one- to four-family residential mortgage loans, and are more sensitive to changes in market interest rates. These loans typically have terms of up to 25 years and interest rates which adjust over periods of 3 to 10 years based on one of various rate indices.

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

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loans upon completion of construction. Commercial construction loans generally have terms of six months to two years. Some construction to permanent loans have fixed interest rates for the permanent portion, but the Company originates mostly adjustable rate construction loans.

Construction lending, particularly commercial construction lending, poses greater credit risk than residential mortgage lending to owner occupants. The repayment of construction loans depends on the business and financial condition of the borrower and on the economic viability of the project financed. A number of borrowers have more than one construction loan outstanding with the Company at any one time. Economic events and changes in government regulations, which the Company and its borrowers do not control, could have an adverse impact on the value of properties securing construction loans and on the borrower’s ability to complete projects financed and, if not the borrower’s residence, sell them for anticipated amounts at the time the projects commenced.

Commercial Loans
Commercial loans are generally collateralized by equipment, leases, inventory and/or accounts receivable. Many of the Company’s commercial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, refinancing or constructing the real estate securing the loan. Commercial loans provide primarily working capital, equipment financing, financing for leasehold improvements and financing for expansion. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between two and seven years. Term loans generally amortize during their life, although some loans require a balloon payment at maturity. Revolving commercial lines of credit typically have two-year terms, are renewable annually and have rates of interest which generally adjust on a daily basis. Such rates are normally indexed to the Company’s base rate of interest.

Commercial lending generally poses a higher degree of credit risk than real estate lending. Repayment of both secured and unsecured commercial loans depends substantially on the success of the borrower’s underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is primarily dependent upon the success of the borrower’s business. Secured commercial loans are generally collateralized by equipment, leases, inventory and accounts receivable. Compared to real estate, such collateral is more difficult to monitor, its value is more difficult to validate, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

At December 31, 2005, the Company’s outstanding commercial loan portfolio included the following business sectors: manufacturing, special trades, professional services, wholesale trade, retail trade, educational and health services. Industry concentrations are reported quarterly to the Loan Committee of the Board of Directors.

Consumer Loans
The Company originates various types of consumer loans, including auto, mobile home, boat, educational and personal installment loans. However, over 95% of our consumer loan portfolio is comprised of home equity loans and lines of credit secured by one- to four-family owner-occupied properties. These loans are typically secured by second mortgages. Home equity loans have fixed interest rates, while home equity lines of credit normally adjust based on the Company’s prime rate of interest.

Credit Risk Management and Asset Quality

One of management’s key objectives has been and continues to be to maintain a high level of asset quality. In addition to maintaining sound credit standards for new loan originations and purchases, proactive collection and work out processes are employed in dealing with delinquent or problem loans.

The Company manages and controls risk in the loan portfolio through adherence to consistent standards. A credit policy establishes underwriting standards, places limits on exposure and sets other limits or standards as deemed necessary and prudent. Exceptions to credit policy must be approved by the First Vice President of Loan Administration or the Senior Loan Committee, and are reported quarterly to senior management and the Loan Committee of the Board of Directors. Individual loan officers may originate loans within certain approved lending limits and all loans require two signatures. The Senior Loan Committee approves all loans within an aggregate relationship between $1.0 million and $5.0 million, with the Loan Committee of the Board of Directors approving all loan relationships above $5.0 million.

Credit Administration is independent of the lending groups, and is responsible for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio which are submitted to senior management and the Board of Directors, to ensure compliance with the credit policy, and the completion of credit analyses for all loans above a specific threshold. In addition, Credit Administration is responsible for managing the reduction in nonperforming and classified assets. On a quarterly basis, the Criticized Asset Committee reviews commercial and commercial real estate loans that are risk rated Special Mention or worse, focusing on the current status and strategies to improve the credit.

The loan review function is performed by an independent third party, to provide an evaluation of the creditworthiness of the borrower and the appropriateness of the risk rating classifications. The findings are then presented to the Loan Committee of the Board of Directors.

Trust Services

The Company provides a range of fiduciary and trust services and general investment management services to individuals, families and institutions. The Company will continue to emphasize the growth of its trust and investment management services to increase fee-based income. At December 31, 2005, Trust Services managed approximately 750 account relationships and assets under management of $1.15 billion. For the years ended December 31, 2005 and 2004, and the twelve months ended December 31, 2003, revenues for this area were $4.8 million, $2.4 million and $2.0 million, respectively. The most recent increase in revenues reflects the Company’s acquisition of Trust Company on July 1, 2005. The Trust Company acquisition added client assets under management of approximately $700 million.

Brokerage, Investment Advisory and Insurance Services

The Company offers investment and advisory services through its wholly owned subsidiary NewAlliance Investments, Inc., member NASD, SIPC. Both retail and commercial customers of the Company are offered investment and insurance products, including corporate retirement plans, such as employee profit sharing and 401(k) plans, as well as personal investment accounts. Products and services include: stocks, bonds, mutual funds, annuities and 529 plans for college funding, as well as estate and retirement planning, life insurance, fixed annuities, disability income and Medicare supplemental policies.

Investment Activities

The primary objective of the investment portfolio is to achieve a competitive rate of return on the investments over a reasonable period of time based on prudent management practices and sensible risk taking. The portfolio is also used to help manage the net interest rate risk position of the Company. In view of the Company’s lending capacity and generally higher rates of return on loans, management prefers lending activities as its primary source of revenue with the securities portfolio serving a secondary role. The investment portfolio, however, is expected to continue to represent a significant portion of the Company’s assets, and includes U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations, asset backed securities, high quality corporate debt obligations, municipal bonds and corporate equities. The portfolio will continue to serve the Company’s liquidity needs as projected by management and as required by regulatory authorities.

Over the past year, the Company has emphasized the purchase of 3/1, 5/1 and 7/1 hybrid adjustable rate mortgage securities, ten-year mortgage backed securities and agency and private collateralized mortgage obligations with underlying collateral consisting of fifteen-year mortgage loans. In addition, the Company has targeted collateralized mortgage obligation purchases in the two- to three-year weighted average life tranches with expected extensions up to a maximum of five and one half years in a rising rate environment. The objective of this decision has been to limit the potential interest rate risk due to the extension of this portfolio in a rising rate environment. The structures of the collateralized mortgage obligations have been in either a planned amortization class, mandatory redemption or tightly structured sequential pay format.

The investment policy of the Company is reviewed and updated by senior management and submitted to the Board of Directors for their approval on an annual basis. The investment policy prohibits the use of hedging with such instruments as financial futures, interest rate options and swaps without specific prior approval from the Board of Directors.

Sources of Funds

The Company uses deposits, repayments and prepayments of loans, proceeds from sales of loans and securities and proceeds from maturing securities, borrowings and cash flows generated by operations to fund lending, investing and general operations. Deposits represent the Company’s primary source of funds.

Deposits
The Company offers a variety of deposit accounts with a range of interest rates and other terms, which are designed to meet customer financial needs. The Federal Deposit Insurance Corporation (“FDIC”) insures deposits up to certain limits (generally, $100,000 per depositor). Retail and commercial deposits are received through the Company’s banking offices. Additional deposit services provided to customers are ATM, telephone, Internet Banking and Internet Bill Pay.

Deposit flows are significantly influenced by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives. Deposit pricing strategy is monitored weekly by the Pricing Committee and results are reported monthly by the Asset/Liability Committee. When determining our deposit pricing, we consider competitive market rates, deposit flows, funding commitments and investment alternatives, FHLB advance rates and rates on other sources of funds.

National, regional and local economic conditions, changes in competitor money market, savings and time deposit rates, prevailing market interest rates and competing deposit and investment alternatives all have a significant impact on the level of the Company’s deposits.

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

Subsidiary Activities

NewAlliance Bancshares, Inc. is a bank holding company and currently has the following wholly-owned subsidiaries. The Company has not participated in asset securitizations.

Alliance Capital Trust I and Alliance Capital Trust II were organized by Alliance to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance. The Company’s debt to Alliance Capital Trust I and II is recorded as “Junior Subordinated Debentures issued to affiliated trusts” in Note 11 of the Notes to Consolidated Financial Statements contained elsewhere in this report, and amounted to a total of $7.8 million at December 31, 2005.

NewAlliance Bank is a Connecticut chartered capital stock savings bank and also has the following wholly-owned subsidiaries all of which are incorporated in Connecticut.

NewAlliance Bank Community Development Corporation (“CDC”) was organized in 1999 pursuant to a federal law which encourages the creation of such bank subsidiaries to further community development programs. The CDC has been funded with $5.5 million in cash to provide flexible capital for community development and neighborhood revitalization. The Bank intends to provide additional funding to the CDC, up to $10.0 million in total, as the funds can be utilized. The CDC investments can be in the form of equity, debt or mezzanine financing. Current investments include artist housing, affordable housing loan pools, equity investments in downtown real estate development and small business development funds. In connection with the formation of NewAlliance Bancshares, Inc., Fairbank Corporation became a wholly-owned subsidiary of the CDC. Fairbank Corporation owns a 121 unit apartment building in New Haven, Connecticut. The building includes tenants eligible for federal “Section 8” housing cost assistance and a branch of the Bank. Fairbank Corporation was formed and the investment made in 1971 to further the Bank’s commitment to the New Haven community.

The Loan Source, Inc. is used to hold certain real estate that we may acquire through foreclosure and other collection actions and investments in certain limited partnerships. The Loan Source, Inc. currently has no such foreclosure property under ownership, but does have an investment in a limited partnership.

NewAlliance Servicing Company operates as the Bank’s passive investment company (“PIC”). A 1998 Connecticut law allows for the creation of PICs. A properly created and maintained PIC allows the Bank to contribute its real estate loans to the PIC where they are serviced. The PIC does not recognize income generated by the PIC for the purpose of Connecticut business corporations’ tax, nor does the Bank recognize income for these purposes on the dividends it receives from the PIC. Since its establishment in 1998, the PIC has allowed the Bank, like many other banks with Connecticut operations, to experience substantial savings on the Connecticut business corporations tax that otherwise would have applied.

NewAlliance Investments, Inc. The Bank offers brokerage and investment advisory services and fixed annuities and other insurance products to its customers. NewAlliance Investments, Inc. is a registered broker-dealer and is a member of the NASD.

Employees

At December 31, 2005, The Company had 1,082 employees consisting of 875 full-time and 207 part-time employees. The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan and an employee stock purchase plan. See Note 12 of the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

The Foundation

The Bank established the NewAlliance Foundation (the “Foundation”) as a new charitable foundation in connection with its conversion from a mutual to stock bank. The Foundation is not a subsidiary of the Company or the Bank. The Foundation was funded with a contribution of 4,000,000 shares of the Company’s common stock and $40,000 of cash. The Foundation is dedicated to charitable purposes, including community development activities with the Company’s local communities. The New Haven Savings Bank Foundation, formed in 1998, was merged into the Foundation in the second quarter of 2004.

Other than the contributions to establish the Foundation described above, the Company does not expect to make further contributions to the Foundation. At December 31, 2005, the Foundation had assets of approximately $49.5 million. Since 1998, the New Haven

Savings Bank Foundation and the Foundation have made contributions of approximately $21.1 million to local non-profit organizations.

Market Environment

Market Area
The Company is headquartered in New Haven, Connecticut in New Haven County. With the acquisition of Cornerstone on January 2, 2006, the Company has 71 banking offices located throughout Fairfield, New Haven, Middlesex, Hartford, Tolland and Windham Counties. The Company’s primary deposit gathering area consists of the 41 communities and surrounding towns that are served by its branch network. The Company’s primary lending area is much broader than its deposit gathering area and includes the entire State of Connecticut, although most of the Company’s loans are made to borrowers in its primary deposit marketing area.

Unemployment
The Connecticut economy over the year 2005 turned in a steady, yet unremarkable performance. The unemployment rate posted figures between 4.7% and 5.3% throughout the year peaking at 5.4% in August, and then declining slightly to 5.1% in November. Jobless claims have remained stable and as of November 2005, were averaging 4,143 per month down slightly from the year 2004 average of 4,174. As of November 2005, there had been 10,900 new jobs, an increase of 0.7%, created in the state of Connecticut over the past year. This job growth was led by the service sector, which created 9,000 new jobs while the manufacturing sector, remained flat. In addition, the New England Economic Partnership (“NEEP”) projects that State job growth will continue at a steady pace with 17,600 jobs forecasted to be added in 2006. The New Haven and Hartford labor market areas, as of November 2005, were posting unemployment rates of 4.9% and 5.0% and the Norwich – New London market area was posting an unemployment rate of 4.5%. The Bridgeport – Stamford market area, the newest footprint for the Company with the Cornerstone acquisition, was posting an unemployment rate of 4.4% as of November 2005. Real gross state product is forecasted to increase by approximately 3.2% to 3.4% during 2006.

Housing Market
The housing market in 2005 remained robust with the NEEP forecasting that housing permits will increase 0.8% to 11,935, however, the housing market is projected to slow in 2006 due to the cumulative effect of the interest rate increases during 2005. There are currently year over year increases in building permits in the Waterbury, Bridgeport-Stamford and Danbury labor market areas, with year over year declines in the New Haven, Hartford and Norwich – New London labor market areas. Home price gains have also been strong over the past year, as measured by the National Association of Realtors, with the Hartford and New Haven/Meriden metropolitan statistical areas posting home price increases of 8% and 12% as of the third quarter of 2005.

Interest Rate Environment
 Rates, as implied by the forward yield curve at December 31, 2005, are forecasted to increase by approximately 30 basis points at the three month part of the yield curve, one basis point at the one year part of the yield curve, one basis point at the two year part of the yield curve, two basis points at the five year part of the yield curve and 4 basis points at the ten year part of the yield curve. For the current year, the Company is using the increase in rates, as implied by the forward yield curve, for income and balance sheet planning purposes. The Company is also assuming an increase of 75 basis points in the federal funds rate spread evenly throughout the next six months and then held steady for the balance of the year.

Competition
The Company continues to face intense competition for the attraction and retention of deposits and loan originations in its primary market area. Its most direct competition for deposits has historically come from the many banks, commercial and savings, as well as savings and loan associations operating in the Company’s primary market area and, to a lesser extent, from other financial institutions, such as banks with internet programs, brokerage firms, credit unions and insurance companies. While these entities are expected to continue to provide fierce competition for deposits, we are also facing increasingly significant competition for deposits from banks with internet programs and the mutual fund industry as customers seek alternative sources of investment for their funds. Competition for loans comes from the many traditional financial institutions, banks and savings and loans, in our market area and from other specialized financial service providers, such as mortgage companies and mortgage brokers. Competition is likely to further increase due to the entrance of non-traditional lending financial service providers such as internet based lenders and insurance and securities companies. Competition for deposits, for the origination of loans and for the provision of other financial services may limit the Company’s future growth.

Regulation and Supervision

The Bank is subject to extensive regulation by the Connecticut Department of Banking, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut

Department of Banking concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers. The Company is required to file reports with and otherwise comply with the rules and regulations of the Federal Reserve Bank (“FRB”) of Boston, the Connecticut Banking Commissioner and the Securities and Exchange Commission (“SEC”) under the Federal securities laws. The following discussion of the laws and regulations material to the operations of the Company and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations. Any change in such regulations, whether by the Department of Banking, the FDIC, the SEC or the FRB, could have a material adverse impact on the Bank or the Company.

Connecticut Banking Laws and Supervision

Connecticut Banking Commissioner The Commissioner regulates internal organization as well as the deposit, lending and investment activities of Connecticut banks, including NewAlliance Bank. The approval of the Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of Connecticut-chartered banks. The FDIC also regulates many of the areas regulated by the Commissioner, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.

Lending Activities
Connecticut banking laws grant savings banks broad lending authority, generally identical to commercial banks. With certain limited exceptions, total secured and unsecured loans made to any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s equity capital and reserves for loan and lease losses.

Dividends
The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by the Bank in any year may not exceed the sum of its net profits for the year in question combined with its retained net profits from the preceding two years, unless the Commissioner approves the larger dividend. Federal law also prevents the Bank from paying dividends or making other capital distributions that would cause it to become “undercapitalized.” The FDIC may limit the Bank’s ability to pay dividends. No dividends may be paid to the Bank’s shareholders if such dividends would reduce shareholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations.

Liquidation Account
As part of the conversion to a stock bank on April 1, 2004, the Bank established a liquidation account for the benefit of account holders in an amount equal to the Bank’s capital of $403.8 million as of September 30, 2003. The liquidation account will be maintained for a period of ten years after the conversion for the benefit of those deposit account holders who qualified as eligible account holders at the conversion and who have continued to maintain their eligible deposit balances with the Bank following the conversion. The liquidation account, which totaled $195.5 million at December 31, 2005, is reduced annually by an amount equal to the decrease in eligible deposit balances, notwithstanding any subsequent increases in the account. Therefore, the decrease in the liquidation account does not imply a proportionate decline in the aggregate balances of pre-conversion account relationships. In the event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive his/her proportionate interest in the liquidation account, after the payment of all creditors’ claims, but before distributions to the Company as the sole stockholder of the Bank.

Branching Activities
Any Connecticut-chartered bank meeting certain statutory requirements may, with the Commissioner’s approval, establish and operate branches in any town or towns within the state and establish mobile branches.

Investment Activities
Connecticut law requires the board of directors to adopt annually an investment policy to govern the types of investments that the Bank makes, and to periodically review its adherence to its investment policy. The investment policy must establish standards for the making of prudent investments and procedures for divesting investments no longer deemed consistent with its investment policy. In recent years, Connecticut law has expanded bank investment activities.

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

Powers
In recent years, Connecticut law has expanded the powers of Connecticut banks. Connecticut law permits Connecticut banks to sell insurance and fixed- and variable-rate annuities if licensed to do so by the Connecticut Insurance Commissioner. With the prior approval of the Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding Company Act (“BHCA”) or the Home Owners’ Loan Act (“HOLA”), both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Commissioner, unless the Commissioner disapproves the activity.

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

Federal Regulations

Capital Requirements
Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as NewAlliance Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC not to be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

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

State non-member banks, such as the Bank, must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

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

As a bank holding company, the Company is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. The Company’s equity exceeded these requirements at December 31, 2005.

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

Investment Activities
Since the enactment of the FDICIA, all state-chartered FDIC insured banks, including the Bank, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDICIA and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as NewAlliance Bank may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The Bank received grandfathered authority from the FDIC to invest in listed stock and/or registered shares. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Connecticut law, whichever is less. The Bank also received grandfathered authority to purchase preferred stock and registered investment company shares subject to the same limits listed above. In addition, the Bank received permission from the FDIC to purchase and retain up to an additional 60% of its Tier 1 Capital in money market (auction rate) preferred stock and to purchase and retain up to an additional 15% of its Tier 1 Capital in adjustable rate preferred stock. Such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank.

The FDIC is also authorized to permit institutions like the Bank to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund (“BIF”). The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) specifies that a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2005, NewAlliance Bank was “well capitalized”.

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

Transactions with Affiliates
Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In a holding company context, at a minimum, the parent holding company of a bank and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term “covered transaction” includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

Further, Section 22(h) of the FRA restricts loans to directors, executive officers, and principal shareholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Enforcement
The FDIC has extensive enforcement authority over insured banks, including NewAlliance Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

The FDIC has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured bank if it was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the bank became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for a bank under specific circumstances on the basis of its financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from zero basis points for the strongest institution to 27 basis points for the weakest. BIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

The FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $48.3 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for amounts greater than $48.3 million, 10% (which may be adjusted by the FRB between 8% and 14%), against that portion of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2005 of $66.4 million. At December 31, 2005, the Bank had approximately $1.2 billion in Federal Home Loan Bank advances.

The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Holding Company Regulation

As a bank holding company, NewAlliance Bancshares, Inc. is subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner. The Connecticut Banking Commissioner will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the Connecticut Banking Commissioner waives this five year restriction, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

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

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm (“RPAF”). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Under the Sarbanes-Oxley Act the SEC prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Community Reinvestment Act
Under the Community Reinvestment Act (“CRA”), as amended as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest FDIC CRA rating was “satisfactory”.

Connecticut has its own statutory counterpart to the CRA, which is also applicable to the Bank. Connecticut law requires the Commissioner to consider, but not be limited to, a bank’s record of performance under Connecticut law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank’s most recent rating under Connecticut law was “satisfactory.”

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

New York Stock Exchange Disclosure
The Company’s common stock was listed on the New York Stock Exchange (“NYSE”) effective December 14, 2004. The Company’s Chief Executive Officer provided the NYSE with the annual certification regarding the NYSE’s corporate governance standards required by the NYSE under Rule 303A.12(a) in 2005.

Federal Income Taxation

NewAlliance reports income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to NewAlliance in the same manner as to other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2000.

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

Connecticut Taxation

The Company is subject to the Connecticut Corporate Business tax and files a combined Connecticut income tax return. Connecticut income tax is based on the federal taxable income before net operating loss and special deductions with certain modifications made to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for 2005, 9.4% for 2004 and 9.0% for 2003 (including the surcharge on tax)) to arrive at Connecticut income tax.

In May 1998 the State of Connecticut enacted legislation permitting the formation of a PIC as a subsidiary of a financial institution. This legislation exempts qualifying PICs from state income taxation in Connecticut and excludes dividends paid from a PIC to a related financial institution. The Bank qualifies as a financial institution under the statue and has established a PIC that began operations in the first quarter of 1999, which has substantially eliminated state income taxes since that time, and management expects this to continue going forward.

Impact of Inflation and Changing Prices
The Consolidated Financial Statements and their Notes presented within this document have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the measurement of financial position and operating results in terms of historical dollar amounts without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike the assets and liabilities of industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised SFAS No. 123R, which requires entities to measure the cost of employees services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award (usually the vesting period).

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

On April 14, 2005 the Securities and Exchange Commission issued a final rule that allows companies to delay the implementation of SFAS No. 123R to the beginning of a company’s next fiscal year. As of the effective date, the Company will apply SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion outstanding of awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or proforma disclosure purposes. The anticipated financial impact of the implementation of SFAS No. 123R is discussed in Note 13 of the Notes to Consolidated Financial Statements.

Statistical Disclosure by Bank Holding Companies
The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differential	28,30
II.	Investment Portfolio	39,40
III.	Loan Portfolio	34-37
IV.	Summary of Loan Loss Experience	37-39
V.	Deposits	28,41
VI.	Return on Equity and Assets	23
VII.	Short-Term Borrowings	n/a

Availability of Information
We make available on our website, which is located at http://www.newalliancebank.com, reports we file with the Securities and Exchange Commission. Investors are encouraged to access these reports and the other information about our business and operations on our website.

Item 1A.     Risk Factors

An investment in our common stock involves certain risks. To understand these risks and to evaluate an investment in our common stock, you should read this entire prospectus, including the following risk factors.

Our Business Strategy of Growth Through Acquisitions Could Have an Impact on Our Earnings and Results of Operations That May Negatively Impact the Value of Our Stock.
Our business strategy includes both internal expansion and acquisitions, and there can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions successfully, integrate acquired operations into our existing operations or expand into new markets. Further, there can be no assurance that acquisitions will not have an adverse effect upon our operating results while the operations of the acquired businesses are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our stock.

We May Experience Higher Levels of Loan Loss Due to Our Recent Growth.
Our growth strategy depends on generating an increasing level of loans to produce an acceptable return to our shareholders. We will also need to accomplish this loan growth while maintaining low loan losses in our portfolio. A significant portion of our growth is expected to occur in markets that are relatively new to us, including those areas served by the banks we acquired in 2004, Savings Bank of Manchester and Tolland Bank, and areas of future expansion, including Fairfield County, Connecticut, through our acquisition of Cornerstone Bank.

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.
Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. As we grow, we will be expanding into market areas where we may not be as well known as other institutions that have been operating in those areas for some time. In addition, regional, super regional and national interstate banking institutions have become increasingly active in our market areas. Many of these competitors, in particular the regional, super regional and national institutions, have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot efficiently provide. Our profitability depends upon our continued ability to successfully compete in our market areas. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to grow profitably.

Changes in Interest Rates Could Have an Impact on Our Earnings and Results of Operations, Which Could Have a Negative Impact on The Value of Our Stock.
Our consolidated results of operations depend to a large extent on the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. If interest-rate fluctuations cause the cost of interest-bearing liabilities to increase faster than the yield on interest-earning assets, our net interest income will decrease. If the cost of interest-bearing liabilities declines faster than the yield on interest-earning assets, our net interest income will increase.

We measure our interest-rate risk using simulation analyses with particular emphasis on measuring changes in net interest income in different interest-rate environments. The simulation analyses incorporate assumptions about balance sheet changes, such as asset and liability growth, loan and deposit pricing and changes due to the mix and maturity of such assets and liabilities. Other key assumptions relate to the behavior of interest rates and spreads, prepayments of loans and the run-off of deposits. These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies.

While we use various monitors of interest-rate risk, we are unable to predict future fluctuations in interest rates or the specific impact of these fluctuations. The market values of most of our financial assets are sensitive to fluctuations in market interest rates. Fixed rate investments, mortgage-backed securities and mortgage loans typically decline in value as interest rates rise. Prepayments on mortgage-backed securities may adversely affect the value of such securities and the interest income generated by them.

Changes in interest rates can also affect the amount of loans that we originate, as well as the value of our loans and other interest-earning assets and our ability to realize gains on the sale of such assets and liabilities. Prevailing interest rates also affect the extent to which our borrowers prepay their loans. When interest rates increase, borrowers are less likely to prepay their loans, and when interest rates decrease, borrowers are more likely to prepay loans. Funds generated by prepayments might be invested at a less favorable interest rate. Prepayments may adversely affect the value of mortgage loans, the levels of such assets that we retain in our portfolio, net interest income and loan servicing income.

Increases in interest rates might cause depositors to shift funds from accounts that have a comparatively lower cost, such as regular savings accounts, to accounts with a higher cost, such as certificates of deposit. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income.

We May Not Pay You Dividends if We Are Not Able to Receive Dividends From Our Subsidiary, NewAlliance Bank.
Cash dividends from NewAlliance Bank and our liquid assets are our principal sources of funds for paying cash dividends on our common stock. Unless we receive dividends from NewAlliance Bank or choose to use our liquid assets, we may not be able to pay dividends. NewAlliance Bank’s ability to pay us dividends is subject to its ability to earn net income and to meet certain regulatory requirements.

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

The Company conducts business from its executive offices at 195 Church Street, New Haven, Connecticut and its 71 banking offices located in Connecticut. Of the 71 banking offices, 20 are owned, and 51 are leased.

The following table sets forth certain information with respect to our offices:

		Number of
County		Banking Offices

New Haven		28
Middlesex		7
Hartford		16
Tolland		12
Windham		2
Fairfield		6

	Total	71

For additional information regarding our premises and equipment and lease obligations, see Notes 7 and 15 to the Consolidated Financial Statements.

Item 3.     Legal Proceedings

We are not involved in any pending legal proceedings other than the matter described below and routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of the Company.

A conversion-related civil action was brought against the Company in June, 2004. This action was brought in U.S. District Court, New Haven, Connecticut. The plaintiffs are 10 entities who claim that their right to purchase stock in the Company’s conversion offering was improperly limited by the Company because of its allegedly wrongful determination that those entities were acting in concert with other entities whose subscription rights were also restricted, and because the Company improperly communicated that determination to the plaintiffs. Monetary damages are sought based on the number of shares they allege they should have been allowed to purchase multiplied by the stock’s initial appreciation following the conversion. The Company disputes the plaintiffs’ allegations and intends to defend the case vigorously. On November 3, 2005, the Court granted Summary Judgment in favor of the Company and denied the Summary Judgment motion of the plaintiffs. The plaintiffs have appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit, which will consider the appeal in its normal course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
The Company’s common stock has been trading on the New York Stock Exchange under the symbol “NAL” since December 14, 2004. Prior to that, the Company’s common stock had been trading on the NASDAQ Stock Exchange under the symbol “NABC” beginning April 1, 2004. Before that, NewAlliance Bancshares, Inc. had not yet commenced operation and had never issued capital stock. The following table sets forth the high and low prices of our common stock and the dividends declared per share of common stock for the periods indicated.

	Market Price
			Dividends Declared
2005	High	Low	Per Share

First Quarter	$15.40	$13.99	$0.050
Second Quarter	14.40	12.98	0.050
Third Quarter	14.90	13.62	0.055
Fourth Quarter	15.10	13.90	0.055

	Market Price
			Dividends Declared
2004	High	Low	Per Share

First Quarter	$ n/a	$ n/a	$ n/a
Second Quarter	15.72	12.92	n/a
Third Quarter	14.36	13.25	0.040
Fourth Quarter	15.76	13.50	0.040

Holders
As of December 31, 2005, there were 108,823,607 shares of common stock outstanding, which were held by approximately 12,364 holders of record. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees.

Dividends
The Company began paying quarterly dividends in 2004 on its common stock and currently intends to continue to do so in the foreseeable future. The Company’s ability to pay dividends depends on a number of factors, however, including the ability of the Bank to pay dividends to the Company under federal laws and regulations, and as a result there can be no assurance that dividends will continue to be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2005)

	Number of securities to be issued upon exercises of outstanding options, warants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Equity compensation plans approved by security shareholders	8,766,600	$14.40	3,791,123	(1)
Equity compensation plans not approved by security shareholders	-	-	-

Total	8,766,600	$14.40	3,791,123

(1) This figure includes 2,649,274 shares that may be issued pursuant to options presently authorized but unissued, and 1,141,849 shares that may be issued as restricted stock, all in accordance with the 2005 Long-Term Compensation Plan approved by the Company’s shareholders in April 2005.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
The Company issued 737,871 shares of common stock as part of its acquisition of Trust Company on July 1, 2005. Further information regarding the issuance of these shares appears in Part II, Item. 2 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table sets forth information about the Company’s stock repurchases for the three months ended December 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

Period

10/01/05 - 10/31/05	2,112,300	$14.4512	2,112,300	3,890,200 shares
11/01/05 - 11/30/05	1,861,000	14.5782	1,861,000	2,029,200 shares
12/01/05 - 12/31/05	839,600	14.6388	839,600	1,189,600 shares

Total	4,812,900	$14.5330	4,812,900

On May 9, 2005, a stock repurchase plan was announced and provides for the repurchase of up to 10.7 million shares of common stock of the Company. There is no set expiration date for this plan.

On January 31, 2006, an additional stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan.

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

On April 1, 2004, the Bank completed its conversion from a state-chartered mutual bank to a state-chartered stock bank. Concurrent with the conversion, the Company completed its acquisitions of Connecticut Bancshares and Alliance. Accordingly, 2004 Selected Financial Data includes the effect of those transactions. See Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional information related to these transactions.

	For the Year Ended December 31,		For the Twelve Months Ended December 31,	For the Nine Months Ended December 31,		For the Year Ended March 31,

(In thousands, except per share data)	2005	2004	2003	2003	2002	2003	2002

Selected Operating Data
Interest and dividend income	$276,570	$208,032	$104,570	$77,867	$90,111	$116,812	$131,939
Interest expense	100,461	61,812	30,396	22,259	31,479	39,617	57,080

Net interest income before provision for loan losses	176,109	146,220	74,174	55,608	58,632	77,195	74,859
Provision for loan losses	400	600	-	-	-	-	-

Net interest income after provision for loan losses	175,709	145,620	74,174	55,608	58,632	77,195	74,859
Non-interest income	45,524	35,746	17,774	12,242	13,075	18,607	12,219
Contribution to the Foundation	-	40,040	-	-	-	-	-
Conversion and merger related charges	2,156	17,591	4,032	4,022	-	-	-
Other non-interest expense	139,084	119,142	60,908	45,763	44,410	59,564	52,400

Income before provision for income taxes	79,993	4,593	27,008	18,065	27,297	36,238	34,678
Provision for income taxes	27,394	524	9,091	5,989	9,260	12,361	11,748

Net income	$52,599	$4,069	$17,917	$12,076	$18,037	$23,877	$22,930

Basic and diluted earnings per share	$0.50
Weighted-average shares outstanding
Basic	105,110
Diluted	105,517
Dividends per share	$0.21

	At December 31,			At March 31,

(In thousands)	2005	2004	2003	2003	2002

Selected Financial Data
Total assets	$6,561,402	$6,264,138	$2,536,797	$2,392,733	$2,260,291
Loans (1)	3,276,706	3,144,657	1,307,525	1,178,371	1,168,893
Allowance for loan losses	35,552	36,163	17,669	18,932	20,805
Short-term investments	46,497	100,000	13,000	30,000	130,429
Investment securities	2,455,205	2,283,701	1,120,046	1,087,725	876,221
Goodwill	424,436	417,307	-	-	-
Identifiable intangible assets	52,581	56,003	710	730	829
Deposits	3,798,112	3,702,012	1,814,684	1,816,234	1,745,379
Borrowings	1,380,755	1,064,816	277,681	141,501	117,466
Stockholders’ equity	1,310,868	1,416,372	406,001	396,150	373,099
Nonperforming loans (2)	7,391	10,233	5,489	3,922	11,220
Nonperforming assets (3)	7,391	10,233	5,512	3,988	11,220

	At or For the Year Ended December 31,		At or For the Twelve Months Ended December 31,	At or For the Nine Months Ended December 31,		At or For the Year Ended March 31,

	2005	2004	2003	2003	2002	2003	2002

Selected Operating Ratios and Other Data
Performance Ratios (4)
Average yield on interest-earning assets	4.79%	4.24%	4.47%	4.40%	5.33%	5.22%	6.29%
Average rate paid on interest-bearing liabilities	2.20	1.59	1.66	1.61	2.36	2.23	3.41
Interest rate spread (5) (7)	2.59	2.65	2.81	2.79	2.97	2.99	2.88
Net interest margin (6) (7)	3.05	2.98	3.17	3.14	3.47	3.45	3.57
Ratio of interest-bearing assets to interest-bearing liabilities	126.65	125.82	127.92	128.06	126.77	125.79	125.39
Ratio of net interest income after provision for loan losses to non-interest expense	124.40	82.39	114.22	111.70	132.02	129.60	142.86
Non-interest expense as a percent of average assets	2.18	3.24	2.67	2.71	2.53	2.54	2.38
Return on average assets	0.81	0.07	0.74	0.66	1.03	1.02	1.04
Return on average equity	3.76	0.36	4.48	4.01	6.50	6.35	6.31
Ratio of average equity to average assets	21.57	20.87	16.46	16.40	15.84	16.04	16.47
Efficiency ratio (8)	63.59	97.31	70.63	73.05	63.02	63.18	55.67
Proforma efficiency ratio (9)	62.61	65.54	66.21	63.74	-	-	-

Regulatory Capital Ratios
Leverage capital ratio	14.31	16.32	16.10	16.10	16.05	16.45	16.29
Tier 1 capital to risk-weighted assets	24.99	26.98	26.95	26.95	26.64	27.19	25.14
Total risk-based capital ratio	26.02	28.22	28.15	28.15	27.89	28.44	26.42

Asset Quality Ratios
Nonperforming loans as a percent of total loans (1) (2)	0.23	0.33	0.42	0.42	0.39	0.33	0.96
Nonperforming assets as a percent of total assets (3)	0.11	0.16	0.22	0.22	0.19	0.17	0.50
Allowance for loan losses as a percent of total loans	1.08	1.15	1.35	1.35	1.64	1.61	1.78
Allowance for loan losses as a percent of non-performing loans	481.02	353.40	321.90	321.90	416.94	482.71	185.43
Net loan charge-offs as a percent of average interest-earning assets	0.02	0.07	0.07	0.05	0.07	0.08	0.12

(1)	Loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and net unamortized premium on acquired loans.
(2)	Nonperforming loans include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest and renegotiated loans due to a weakening in the financial condition of the borrower.
(3)	Nonperforming assets consist of nonperforming loans and other real estate owned.
(4)	Performance ratios are based on average daily balances during the periods indicated and are annualized where appropriate. Regulatory Capital Ratios and Asset Quality Ratios are end-of-period ratios.
(5)	Interest rate spread represents the difference between the weighted average yield on average interest-bearing assets and the weighted average cost of average interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(7)	No tax equivalent adjustments were made due to the fact that ratio would not be materially different.
(8)	The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, to the sum of net interest income and non-interest income, excluding security gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to investors in evaluating company performance.
(9)	The proforma efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, conversion and merger-related expenses and contribution to NewAlliance Foundation, to the sum of net interest income and non-interest income, excluding security gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to investors in evaluating company performance.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, income and expenses pertaining to other real estate owned, gains and losses from sales of loans and securities and non-interest income and expenses. Non-interest expenses consist principally of compensation and employee benefits, occupancy, data processing, amortization of acquisition related intangible assets, marketing, professional services and other operating expenses. Results of operations are also significantly affected by general economic and competitive conditions and changes in interest rates as well as government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect the Company. The Company has taken steps to grow in size and geographic reach and expects to be able to expand its deposit gathering activities with the development of new products and services and improve its overall competitive position and support internal growth through lending in the communities it serves. The Company’s growth objectives also include merger and acquisition activities, where appropriate.

Completed acquisitions as of December 31, 2005 are: 1) Connecticut Bancshares, 2) Alliance and 3) Trust Company. The acquisitions of Connecticut Bancshares and Alliance were completed in conjunction with the Bank’s conversion from mutual to capital stock form on April 1, 2004. The acquisition of Trust Company was completed on July 1, 2005. Unless otherwise defined, references to “the acquisitions” would refer to these three transactions. The Company also completed its acquisition of Cornerstone on January 2, 2006.

Effective December 31, 2003, the Company changed its fiscal year end to December 31 from March 31. For 2005 and 2004, the fiscal years were for twelve-month periods whereas for 2003, the fiscal year was for a nine-month period. Due to this change in fiscal year ends, Management’s Discussion and Analysis of Operating Results will compare the following periods: 1) fiscal year ended December 31, 2005 to the fiscal year ended December 31, 2004, and 2) the fiscal year ended December 31, 2004 to the comparative twelve-month period ended December 31, 2003. This presentation will improve comparability of results of operations for the periods presented.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex subjective decisions or assessment, are as follows. Additional information related to the Company’s accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements.

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

Income Taxes
Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. Management uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Management must assess the realizability of the deferred tax asset, including the carryforward of a portion of the charitable contribution, and to the extent that management believes that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense. However, certain changes could be charged or credited to equity or goodwill.

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

Intangible Assets
The Company is required to follow SFAS No. 141,“Business Combinations” and SFAS No. 142,“Goodwill and Other Intangible Assets” for business acquisitions and the subsequent accounting for intangible assets acquired. For business acquisitions, SFAS No. 141 requires us to record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired, and identifiable intangible assets such as core deposit intangibles and non-compete agreements. Under SFAS No. 142, goodwill must be regularly evaluated for impairment, in which case we may be required to reduce its carrying value through a charge to earnings. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not have future economic benefit. The valuation techniques used by management to determine the carrying value of tangible and intangible assets acquired in the acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates, which were used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives could have a material adverse impact on future results of operations.

Mortgage Servicing Rights
 Mortgage servicing rights represent the present value of future servicing fees from the right to service loans sold. The fair value of capitalized mortgage servicing rights requires the development of a number of estimates, the most critical of which is assumed mortgage loan prepayment speeds, which is significantly impacted by changes in interest rates. In general, during periods of falling interest rates, the mortgage loans prepay faster and the value of the Company’s mortgage servicing assets decline. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases due to slower rates of prepayments. The amount and timing of mortgage servicing rights amortization is adjusted quarterly based on actual results and updated projections. In addition, on a quarterly basis, management performs a valuation review of mortgage servicing rights for potential declines in value that may include obtaining an independent appraisal of the fair value of our servicing portfolio. This quarterly valuation review entails applying current assumptions to the portfolio stratified by predominant risk characteristics such as loan type, interest rate and loan term.

Other Than Temporary Impairment of Securities
On a monthly basis management performs an impairment review of investment securities for potential other than temporary declines in fair value. Significant judgment is involved in determining when a decline in fair market value is considered other than temporary. Some of these judgments related to the investment include financial condition, earnings prospects, adverse events causing the decline that are not expected to reverse in the near term, declines in debt ratings, and length of time that fair value has been below cost. When recognized, other than temporary declines in fair value are recorded in the income statement within net security gains.

Amortization and Accretion on Investment Securities
Premiums and discounts on fixed income securities are amortized or accreted into interest income over the term of the security using the level yield method. For investments with a stated maturity, premiums and discounts are amortized or accreted over the contractual terms of the related security. The Company has a significant portfolio of mortgage-backed securities and collateralized mortgage obligations for which the average life can vary significantly depending on prepayment of the underlying mortgage loans. Therefore, the prepayment speed assumption is critical to this accounting estimate. At purchase date, management uses prepayment speed assumptions from reputable sources. Then, for purposes of computing amortization or accretion on mortgage-backed securities and collateralized mortgage obligations, management adjusts the prepayment speed assumptions on a regular basis. Included in the mortgage-backed securities are hybrid adjustable rate mortgage-backed securities with reset dates ranging between three and seven years. Premium amortization or discount accretion on these hybrid adjustable rate mortgage-backed securities is generally based on a prepayment rate applied up to the initial reset date. In the current interest rate environment, management has experienced significant prepayments on these hybrid adjustable rate mortgage-backed securities by the time of or immediately following the initial reset date. In periods of falling market interest rates, accelerated loan prepayment speeds require an acceleration of the premium amortization or discount accretion for these mortgage-backed securities and collateralized mortgage obligations.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004 and the Twelve Months Ended December 31, 2003

Table 1: Summary Income Statements

			Ended	Change
	Year Ended December 31,		December 31,
				2005/2004		2004/2003
(Dollars in thousands, except per share data)	2005	2004	2003	Amount	Percent	Amount	Percent

Net interest income	$176,109	$146,220	$74,174	$29,889	20%	$72,046	97%
Provision for loan losses	400	600	-	(200)	(33)	600	-
Non-interest income	45,524	35,746	17,774	9,778	27	17,972	101
Operating expenses	139,084	119,142	60,908	19,942	17	58,234	96
Contribution to NewAlliance Foundation	-	40,040	-	(40,040)	(100)	40,040	-
Conversion and merger related charges	2,156	17,591	4,032	(15,435)	(88)	13,559	336
Income before income taxes	79,993	4,593	27,008	75,400	1,642	(22,415)	(83)
Income tax expense	27,394	524	9,091	26,870	5,128	(8,567)	(94)

Net income	$52,599	$4,069	$17,917	$48,530	1,193%	$(13,848)	(77)%

Basic and diluted earnings per share	$0.50	n/a	n/a

Earnings Summary
As shown in Table 1, net income increased by $48.5 million, to $52.6 million for the year ended December 31, 2005 from $4.1 million for the year ended December 31, 2004. The increase in earnings was primarily a result of higher net interest income and non-interest income, lower conversion and merger charges related to the Connecticut Bancshares and Alliance acquisitions completed on April 1, 2004 and the contribution in 2004 to the Foundation, partially offset by increased operating and income tax expenses. The rise in net interest income was driven primarily by an increase in average net interest-earning assets of $208.3 million resulting from the acquisitions of Connecticut Bancshares and Alliance and growth in the loan and investment securities portfolios subsequent to these acquisitions. Higher non-interest income and non-interest expenses were predominantly due to the acquisitions, costs associated with being a public company and expenses related to the implementation of the 2005 Long-Term Compensation Plan (“LTCP”) in June of 2005. The contribution of Company stock to the Foundation was a one-time event.

Due to an increase in market interest rates, the average yield earned increased for all categories of interest-earning assets and the average rate paid increased in virtually all categories of interest-bearing liabilities. The average rate paid on the total of all interest-bearing liabilities increased more than the increase in the average yield earned on the total of all interest-earning assets, causing a decrease of 6 basis points in the interest rate spread for the year ended December 31, 2005 compared to the year ended December 31, 2004. However, this interest rate spread decrease did not lead to a decline in net interest income as the decrease in spread was mitigated by the increase in the net interest-earning assets average balance of $208.3 million primarily as a result of the acquisitions of Connecticut Bancshares and Alliance in April of 2004. Overall, net interest income increased $29.9 million. Non-interest income increased due to the acquisitions of Connecticut Bancshares and Alliance in 2004 and Trust Company in 2005 and income resulting from non-recurring transactions. These increases were partially offset by increases in salaries and benefits resulting from the acquisitions and the implementation of the LTCP.

Net income decreased by $13.8 million, to $4.1 million for the year ended December 31, 2004 from net income of $17.9 million for the twelve months ended December 31, 2003. The decrease in earnings was primarily the result of increased operating expenses, conversion and merger charges and the contribution to the Foundation, all of which are directly related to the Connecticut Bancshares and Alliance acquisitions and the conversion to a stock bank. This decrease was partially offset by higher net interest and non-interest income, also primarily due to these two acquisitions.

The rise in net interest income for the year ended December 31, 2004 was driven by an increase in interest-earning assets of $2.57 billion due to the acquisitions, partially offset by a decrease in the average yield earned resulting from the lower interest rate environment. The increase in average interest bearing liabilities of $2.07 billion was less than the increase in average interest bearing assets and the cost of interest bearing liabilities decreased 7 basis points, which also contributed to the increase in net interest income. Higher non-interest income and non-interest expenses were due to the expansion of the Company’s geographic area due to the acquisitions, costs associated with being a public company and the contribution to the Foundation. The contribution of Company stock to the then newly formed Foundation at the time of the conversion from a mutual to a stock savings bank is a one-time event.

Table 2: Reconciliation of GAAP Net Income to Proforma Net Earnings

	Year Ended		Twelve Months Ended
	December 31,		December 31,

(In thousands, except per share data)	2005	2004	2003

Net income	$52,599	$4,069	$17,917
After-tax operating adjustments:
Foundation contribution	-	26,026	-
Conversion and merger related charges	1,401	11,434	2,621

Proforma net earnings	$54,000	$41,529	$20,538

Basic and diluted proforma net earnings per share	$0.51	n/a	n/a

In addition to the earnings results presented above in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company provides certain earnings results on a non-GAAP, or proforma basis. The determination of proforma net earnings excludes the effects of conversion and merger related charges and contribution to the Foundation, which the Company considers to be non-operating, but does not exclude other non-related, nonrecurring items. These conversion and merger related charges include accounting, legal, consulting and branding expenses directly associated with the acquisitions. Performance measured by proforma net earnings is considered by management to be a useful measure for gauging the underlying performance of the Company by eliminating the volatility caused by voluntary transaction-based items.

Presented in Table 2 is a reconciliation of GAAP-based net income to proforma net earnings. As reflected in the table, proforma net earnings for the year ended December 31, 2005 was $54.0 million compared to net income of $52.6 million. Conversion and merger related charges for 2005 primarily included Trust Company costs and the commencement of the Cornerstone costs. Management anticipates that the acquisition of Cornerstone will cause these costs to continue in 2006. For the year ended December 31, 2004, proforma net earnings were $41.5 million. The primary reasons for the difference between the GAAP net income and proforma net earnings were the contribution to the Foundation of $40.0 million (after-tax $26.0 million) and Connecticut Bancshares and Alliance conversion and merger related charges of $17.6 million (after-tax $11.4 million). The twelve month period ended December 31, 2003 was also affected by conversion and merger related charges in the amount of $4.0 million (after tax $2.6 million).

The conversion to a stock bank occurred on April 1, 2004, resulting in shares outstanding only for the nine months ended December 31, 2004. Therefore, earnings per share for the year ended December 31, 2004 and the twelve months ended December 31, 2003 are not shown in Tables 1 or 2. Further information regarding earnings per share can be found in Note 18 of the Notes to Consolidated Financial Statements.

Average Balances, Interest and Average Yields/Cost
Table 3 below sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields or rates for the periods indicated. The average yields and costs are derived by dividing income or expenses by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are computed using daily balances. Yields and amounts earned include loan fees and fair value adjustments related to acquired loans. Loans held for sale and nonaccrual loans have been included in interest-earning assets for purposes of these computations.

Table 3: Average Balance Sheets for the Years Ended December 31, 2005 and 2004 and the Twelve Months Ended December 31, 2003

	Year Ended December 31,						Twelve Months Ended December 31,

	2005			2004			2003

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$1,594,607	$82,667	5.18%	$1,403,023	$71,328	5.08%	$611,656	$34,220	5.59%
Commercial real estate	744,450	45,276	6.08	632,280	37,178	5.88	288,320	19,294	6.69
Commercial business	319,669	20,463	6.40	272,360	14,935	5.48	92,814	5,481	5.91
Consumer	526,059	29,001	5.51	441,312	20,163	4.57	231,836	11,932	5.15

Total Loans	3,184,785	177,407	5.57	2,748,975	143,604	5.22	1,224,626	70,927	5.79
Short-term investments	56,758	1,763	3.11	84,500	1,083	1.28	16,844	193	1.15
Investment securities	2,533,381	97,400	3.84	2,072,917	63,345	3.06	1,097,896	33,450	3.05

Total interest-earning assets	5,774,924	$276,570	4.79%	4,906,392	$208,032	4.24%	2,339,366	$104,570	4.47%
Non-interest-earning assets	702,923			548,241			91,628

Total assets	$6,477,847			$5,454,633			$2,430,994

Interest-bearing liabilities
Deposits
Money market	$721,128	$12,984	1.80%	$733,450	$11,344	1.55%	$443,950	$7,223	1.63%
NOW	327,050	614	0.19	451,977	977	0.22	146,195	229	0.16
Savings	859,922	4,054	0.47	862,753	4,251	0.49	531,500	3,308	0.62
Time	1,364,996	37,839	2.77	961,223	17,255	1.80	519,989	12,040	2.32

Total interest-bearing deposits	3,273,096	55,491	1.70	3,009,403	33,827	1.12	1,641,634	22,800	1.39
Repurchase agreements	187,142	4,061	2.17	159,322	1,481	0.93	26,357	267	1.01
FHLB advances and other borrowings	1,099,487	40,909	3.72	730,768	26,504	3.63	160,817	7,329	4.56

Total interest-bearing liabilities	4,559,725	100,461	2.20%	3,899,493	61,812	1.59%	1,828,808	30,396	1.66%
Non-interest-bearing demand deposits	450,032			353,207			169,292
Other non-interest-bearing liabilities	71,015			62,618			32,776

Total liabilities	5,080,772			4,315,318			2,030,876
Equity	1,397,075			1,139,315			400,118

Total liabilities and equity	$6,477,847			$5,454,633			$2,430,994

Net interest-earning assets	$1,215,199			$1,006,899			$510,558

Net interest income		$176,109			$146,220			$74,174

Interest rate spread			2.59%			2.65%			2.81%
Net interest margin (net interest income as a percentage of total interest-earning assets)			3.05%			2.98%			3.17%
Ratio of total interest-earning assets to total interest-bearing liabilities			126.65%			125.82%			127.92%

Net Interest Income Analysis
 Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

Table 3 displays net interest income of $176.1 million for the year ended December 31, 2005, an increase of $29.9 million, or 20.4%, compared to the prior year. Increases in average interest-earning assets and interest-bearing liabilities were primarily driven by the acquisitions of Connecticut Bancshares and Alliance, the conversion from a mutual savings bank to a stock bank and general increases in loans, investment securities, borrowings and time deposits during the period.

Interest and dividend income increased $68.6 million, or 32.9%, to $276.6 million from $208.0 million for the year ended December 31, 2005 and 2004, respectively. The average rate on earning assets increased 55 basis points to 4.79% from 4.24% in the prior period. Investment income increased $34.7 million, mainly due to an increase in mortgage-backed securities income of $29.8 million due to a 36 basis point increase in the average rate earned and an increase in the average balance of $623.6 million on these securities. Several factors contributed to the increase in investment income including (a) the movement of short-term investments into higher yielding mortgage-backed securities during the second quarter of 2004, (b) the acquisitions of Connecticut Bancshares and Alliance in the second quarter of 2004, (c) additional purchases during 2005, and (d) a rising market interest rate environment. Income from loans increased $33.8 million of which $23.8 million related to increases in average loan balances of $435.8 million, primarily attributable to the acquisitions of Connecticut Bancshares and Alliance during the second quarter of 2004, as well as higher originations and loan purchases and $10.0 million was due to an increase of 35 basis points in the average rate earned on these loans resulting from the general increase in market interest rates during the period.

The cost of funds for the year ended December 31, 2005 increased $38.6 million, or 62.5%, to $100.5 million from $61.8 million in the prior year period. The average rate on interest-bearing liabilities increased 61 basis points to 2.20% from 1.59%. Interest expense on deposits increased $21.7 million and was mainly driven by a 97 basis point increase in the average rate paid on time deposits and a $403.8 million increase in the average balance of time deposits. The increase was due to market interest rate increases as well as the Company’s strategy of offering promotional rates to customers who either had or established a checking relationship with the Bank. Interest expense on FHLB advances and other borrowings increased $14.4 million over the prior year period to $40.9 million from $26.5 million. This increase was primarily due to an increase of $367.1 million in the average balance of FHLB advances in order for the Company to originate and purchase residential mortgages, purchase investment securities and to fund its stock buy-back program while taking advantage of special borrowing programs and products currently being offered by the FHLB.

Net interest income for the year ended December 31, 2004 was $146.2 million, compared to $74.2 million for the twelve months ended December 31, 2003. This increase is due to an increase in average interest-earning assets of $2.57 billion, partially offset by a decrease in the average yield of 23 basis points. The increase in average interest-bearing liabilities of $2.07 billion was less than the increase in interest-earning assets and the average rate paid on interest-bearing liabilities decreased 7 basis points, which also contributed to the increase in net interest income. This change in volume was primarily driven by the two acquisitions and the conversion from a mutual savings bank to a stock bank.

Interest income for the year ended December 31, 2004 was $208.0 million, compared to $104.6 million for the comparative period ended December 31, 2003, an increase of $103.4 million, or 98.9%. Substantially all of the increase in interest income resulted from an increase in the average balance on interest-earning assets of $2.57 billion. The increase in the average balance was primarily due to funds received from the stock offering and interest-earning assets acquired from the Connecticut Bancshares and Alliance transactions that were completed on April 1, 2004. The most significant change occurred in the loan balances, which increased by $1.52 billion. Higher loan balances were attributable to $1.97 billion of loans acquired in the two acquisitions partially offset by a decrease in loan balances subsequent to the acquisitions as management focused on integration and customer retention. The decrease in organic loan growth was driven principally by decreasing originations of new residential and commercial real estate loans, which did not fully compensate for loan payoffs. The decrease was partially offset by continuing demand in home equity loans and lines of credit and commercial loans and lower prepayment rates. The 57 basis point decline in the average yield on loans was due to the lower interest rate environment.

Average balances for short-term investments and investment securities for the twelve months ended December 31, 2004 increased $1.04 billion, or 93.5%, which was mainly attributable to the transactions. The Company acquired investment securities of $725.4 million. Excluding the acquired securities, investment securities increased by $397.1 million primarily due to investing the net remaining proceeds raised by the initial public offering. The 3 basis point increase in the average yield on short-term investments and investment securities resulted from the ability of the Company to move away from investing in short-term low yielding assets due to liquidity raised by the initial public offering, as well as a decrease in prepayment speeds on mortgage-backed securities which resulted in less premium amortization this period versus the same period a year ago.

The cost of funds for the year increased $31.4 million compared to the prior twelve-month period, primarily resulting from the acquisition of Connecticut Bancshares and Alliance. Upon completion of the two transactions the Company acquired approximately $1.97 billion in deposits and approximately $751.6 million in borrowings. The increase in interest expense on deposits of $11.0 million was due to an increase in the average balance of $1.37 billion, which more than offset the 27 basis point decrease in the average rate paid on these liabilities. The decrease in the rate paid on time deposits is mainly due to management’s competitive positioning and off-term pricing strategy. Interest expense on FHLB advances and other borrowings and repurchase agreements increased $20.4 million, from $7.6 million for the twelve months ended December 31, 2003 to $28.0 million for the same period in 2004. The increase in expense is due primarily to the increase in the average balance, partially offset by a 93 basis point decrease in the cost of these funds. The decrease in the average yield on these borrowings is a result of the lower rate environment as well as the premium amortization related to the fair value adjustment on acquired borrowings.

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

Table 4: Rate/Volume Analysis

	Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004			Year Ended December 31, 2004 Compared to the Twelve Months Ended December 31, 2003

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$1,431	$9,908	$11,339	$(3,392)	$40,500	$37,108
Commercial real estate	1,312	6,786	8,098	(2,599)	20,483	17,884
Commercial business	2,713	2,815	5,528	(417)	9,871	9,454
Consumer	4,581	4,257	8,838	(1,474)	9,705	8,231

Total loans	10,037	23,766	33,803	(7,882)	80,559	72,677
Short-term investments	1,131	(451)	680	26	864	890
Investment securities	18,303	15,752	34,055	98	29,797	29,895

Total interest-earning assets	$29,471	$39,067	$68,538	$(7,758)	$111,220	$103,462

Interest-bearing liabilities
Deposits
Money market	$1,834	$(194)	$1,640	$(373)	$4,494	$4,121
NOW	(117)	(246)	(363)	113	635	748
Savings	(183)	(14)	(197)	(794)	1,737	943
Time	11,618	8,966	20,584	(3,186)	8,401	5,215

Total interest-bearing deposits	13,152	8,512	21,664	(4,240)	15,267	11,027
Repurchase agreements	2,281	299	2,580	(25)	1,239	1,214
FHLB advances and other borrowings	702	13,703	14,405	(1,786)	20,961	19,175

Total interest-bearing liabilities	$16,135	$22,514	$38,649	$(6,051)	$37,467	$31,416

Increase (decrease) in net interest income	$13,336	$16,553	$29,889	$(1,707)	$73,753	$72,046

Provision for Loan Losses
 The provision for loan losses (“provision”) is based on management’s periodic assessment of the adequacy of the loan loss allowance which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics, the level of nonperforming loans and charge-offs, both current and historic, local economic conditions, the direction of real estate values, and regulatory guidelines.

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management recorded a provision for loan losses of $400,000 for the year ended December 31, 2005. The provision was recorded to partially offset net charge-offs during the 3rd quarter of $914,000. The allowance was deemed adequate despite not fully providing for the total year-to-date net charge-offs of $1.0 million, certain of which were provided for in prior years, as improvements were noted in other asset quality indicators including, nonperforming assets to total assets, nonperforming loans to total loans, the allowance for loan loss as a percent of nonperforming loans, as well as positive trends in delinquencies. This compares to a provision for loan losses of $600,000 recorded for the year ended December 31, 2004 and no provision recorded for the twelve months ended December 31, 2003.

At December 31, 2005, the allowance for loan losses was $35.6 million, which represented 481.02% of nonperforming loans and 1.08% of total loans. This compared to the allowance for loan losses of $36.2 million at December 31, 2004 representing 353.40% of nonperforming loans and 1.15% of total loans. The allowance acquired in the Connecticut Bancshares and Alliance acquisitions was $21.5 million. At December 31, 2003, the allowance for loan losses was $17.7 million, which represented 321.9% of nonperforming loans and 1.35% of total loans. The reduction in the ratio of allowance for loan losses to total loans reflects growth in lower risk loan portfolios and improved asset quality measures.

Management takes a long-term view in establishing the loss rates in each risk rating category. As a result, allowance allocations by risk rating category consider higher levels of charge-offs experienced during the last economic downturn beginning in the early 1990’s. During the last significant downturn in the early 1990’s, nonperforming assets increased from $53.5 million (3.9% of loans) in 1990 to $128 million (8.7% loans) in 1993. Subsequent net charge-offs and OREO losses reached a peak in 1995 at $23.9 million or 1.68% of the loan portfolio. Throughout the 1990’s, management added to the allowance in response to deterioration in the loan portfolio resulting in a ratio of allowance to total loans of 2.11% in 1998. For the 3-year period ending March 31, 1998, annualized net charge-offs were $13 million (0.92%), $7.4 million (0.54%) and $15.5 million (1.24%), respectively. Including OREO write-downs, the three year total losses were $58 million or an average of $19.3 million per year, which equates to annual credit related losses of 1.44% of the average loan portfolio during this same three-year period.

Beginning in 1999, improvements in the local real estate market began to have a positive impact on our customers, and asset quality began to improve. Nonperforming assets were reduced from $30.7 million at March 31, 1998 to $11.5 million at March 31, 1999 and continued to decrease on a percent of loans outstanding basis through December 31, 2005. Net charge-offs to average interest-earning loans over the last 5 years have ranged from 0.03% to 0.22% and ended fiscal year December 31, 2005 at 0.03%. As asset quality indicators for the portfolio, as a whole, continued to improve, management has reduced the loss rates in certain risk rating categories used in the calculation of the allocation for loan losses.

Table 5: Non-interest Income

			Twelve Months	Change
			Ended
	Year Ended December 31,		December 31,	2005/2004		2004/2003

(Dollars in thousands)	2005	2004	2003	Amount	Percent	Amount	Percent

Depositor service charges	$22,627	$18,628	$7,596	$3,999	21%	$11,032	145%
Loan and servicing income	3,038	2,646	2,114	392	15	532	25
Trust fees	4,753	2,415	1,963	2,338	97	452	23
Investment and insurance fees	6,117	5,692	2,585	425	7	3,107	120
Bank owned life insurance	2,416	1,828	-	588	32	1,828	-
Rent	3,210	3,078	3,014	132	4	64	2
Net (loss) gain on limited partnership	(80)	5	(1,529)	(85)	(1,700)	1,534	(100)
Net securities gains	40	616	750	(576)	(94)	(134)	(18)
Net gain on sale of loans	297	305	838	(8)	(3)	(533)	(64)
Other	3,106	533	443	2,573	483	90	20

Total non-interest income	$45,524	$35,746	$17,774	$9,778	27%	$17,972	101%

Non-Interest Income Analysis
The Company has two primary sources of non-interest income: (a) banking services related to loans, deposits and other core customer activities typically provided through the branch network as well as Merchant Services and (b) financial services, comprised of trust, investment and insurance products and brokerage and investment advisory services. The principal categories of non-interest income are shown in table 5.

The increase in total non-interest income of $9.8 million for the year ended December 31, 2005 from the comparable period in 2004 was primarily due to the acquisitions of Connecticut Bancshares and Alliance in 2004, the resulting expansion of our market and branch network and the acquisition of Trust Company on July 1, 2005, which more than doubled the Company’s trust assets under management to $1.15 billion. The acquisitions were the main reasons for increases in investment and insurance fees, bank owned life insurance and trust fees. Depositor service charges increased due to new product and service initiatives implemented during 2005 as well as the acquisitions of Connecticut Bancshares and Alliance. Loan and servicing income increased $392,000 due to an increase in the valuation of mortgage servicing rights, partially offset by a net decrease in loan fees, principally commercial real estate loan prepayment fees as the prepayment penalty period had expired on many of the loans that prepaid in 2005. The increase in other income was largely attributable to several items of a non-recurring nature, including interest on income tax refunds, gains on two lease terminations, sales of excess real estate originally acquired in connection with the Connecticut Bancshares acquisition, and a gain on the sale of a portion of the merchant services book of business. However, approximately $407,000 of the increase in other income is recurring and was due to an increase in amounts earned on the outstanding balances of bank checks processed by a third-party vendor, which is also due to the acquisition of Connecticut Bancshares in 2004.

Non-interest income increased $17.9 million to $35.7 million for the year ended December 31, 2004 from the twelve months ended December 31, 2003. Most of the increase was directly attributable to the acquisitions of Connecticut Bancshares and Alliance. Depositor service charges increased $11.0 million with approximately $9.3 million of the increase due to the acquisitions. The remaining $1.7 million increase was due to an increase in check fees and other service charges related to an increase in volume and an increase in ATM fees. Loan and servicing income increased $532,000, which was comprised of an increase of approximately $848,000 resulting from the acquisitions, offset by a decrease in prepayment fees and lower increases in the value of the mortgage servicing rights. The increase of $452,000 in trust fees is primarily due to increased value of assets under management which drives trust fee income. Investment and insurance fees increased $3.1 million due to the acquisitions given the expansion of our market and branch network and an increase in the number of brokers selling investment and insurance products as well as the favorable market for insurance products during the year. Additionally, the Bank established its own broker dealer in the first quarter of 2004 thereby realizing higher commissions on sales of investment products. The $1.8 million increase in bank owned life insurance was due to assets acquired in the acquisitions. The $1.5 million increase in gain on limited partnerships from the prior period was due to a write down in 2003 on limited partnerships that was required to reflect the fair value of the partnerships. The decrease in net gain on sale of loans was due to a decrease in fixed rate mortgage loans originated and sold in the secondary market due to the reduced refinancing activity industry-wide.

Table 6: Non-interest Expense

			Twelve Months	Change
			Ended
	Year Ended December 31,		December 31,	2005/2004		2004/2003

(Dollars in thousands)	2005	2004	2003	Amount	Percent	Amount	Percent

Salaries and employee benefits	$72,837	$60,272	$35,983	$12,565	21%	$24,289	68%
Occupancy	12,540	10,456	6,916	2,084	20	3,540	51
Furniture and fixtures	6,363	6,326	4,006	37	1	2,320	58
Outside services	18,243	15,671	7,119	2,572	16	8,552	120
Advertising, public relations, and sponsorships	4,584	2,976	2,133	1,608	54	843	40
Contribution to the Foundation	-	40,040	-	(40,040)	(100)	40,040	-
Amortization of identifiable intangible assets	10,699	11,327	27	(628)	(6)	11,300	41,852
Conversion and merger related charges	2,156	17,591	4,032	(15,435)	(88)	13,559	336
Other	13,818	12,114	4,724	1,704	14	7,390	156

Total non-interest expense	$141,240	$176,773	$64,940	$(35,533)	(20)%	$111,833	172%

Non-interest Expense Analysis
As shown in table 6, expenses for the year ended December 31, 2005 decreased significantly over the comparable period in 2004, principally due to the $40.0 million contribution to the Foundation and $17.6 million in conversion and merger related charges recorded in 2004 as compared with $2.2 million during 2005. In April 2005, the Company announced two then pending acquisitions, the Trust Company, which was completed on July 1, 2005 and Cornerstone, which closed on January 2, 2006. The Company expects that conversion and merger related charges resulting from the Cornerstone acquisition will continue in future periods.

Excluding the contribution to the Foundation and conversion and merger related charges, non-interest expense increased $19.9 million with almost every expense category rising. These increases are primarily attributable to the LTCP which was implemented in 2005 and additional operating expenses resulting from the acquisitions and the conversion to a public company. The conversion to a stock bank and the simultaneous acquisitions of Connecticut Bancshares and Alliance occurred on April 1, 2004. Therefore, the current year expenses include twelve months of the combined banks, whereas the prior year expenses include only nine months of the combined banks. Additionally, the acquisition of Trust Company occurred on July 1, 2005 and has contributed to the increase in current year expenses.

Salaries and employee benefits increased $12.6 million primarily due to increases related to the LTCP, increased salaries resulting from the Trust Company acquisition and higher expenses for medical insurance, pension and employee stock ownership plan (“ESOP”) costs. ESOP costs increased due to the three additional months of expense recorded as the ESOP was established in April of 2004. Medical insurance and pension costs also increased due to the additional three months as well as an increase of approximately 17% for medical insurance year over year and a decrease in the discount rate used by the Company to calculate net periodic benefit cost. The anticipated earnings impact of the LTCP is discussed in Note 13 of the Notes to Consolidated Financial Statements. Occupancy expense increased primarily due to the acquisitions and the opening of a new branch in September of 2005. Outside services increased $2.6 million due to increases in audit and data processing fees, partially offset by a decrease in consultant fees. Data processing fees increased due to the increased transactional volume and core system usage related to the outsourcing of certain processing functions of Connecticut Bancshares and as a result of new processing fees incurred relating to Trust Company. Audit fees have increased due in part to additional benefit plan audits of the acquired banks and Sarbanes Oxley (“SOX”) testing fees. Consultant fees decreased due to costs incurred in the prior-year for the completion of a strategic business plan, partially offset by current year costs relating to SOX compliance. Advertising increased due to the Company’s expanded market area. Other expense increased $1.7 million due to increases in general operating expenses primarily due to the acquisitions.

Non-interest expense increased $111.8 million to $176.7 million for the year ended December 31, 2004 from the twelve months ended December 31, 2003. The increase in the contribution to the Foundation, conversion and merger related charges, salaries and employee benefits and the amortization of acquisition related intangible assets were the primary causes for the increase in non-interest expense for the year ended December 31, 2004. The contribution to the Foundation was a one-time event, as management does not expect to make future contributions to the Foundation. Conversion and merger related charges included primarily legal, accounting and consulting assistance, and advertising expenses related to the integration of the acquired companies and rebranding the Bank as “NewAlliance Bank”.

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

Income Tax Expense
Income tax expense was $27.4 million for the year ended December 31, 2005, which resulted in an effective tax rate of 34.25% compared to $524,000 for the year ended December 31, 2004, which resulted in an effective tax rate of 11.4%. Absent the impact that the charitable contribution to the Foundation had on the effective tax rate as of December 31, 2004, the effective tax rate would have been 32.6%. For the year ended December 31, 2003, the income tax expense of $9.1 million resulted in an effective tax rate of 33.7%. The change in the effective tax rate for the year ended December 31, 2005 in comparison to the year ended December 31, 2004 is primarily due to excess remuneration pursuant to Internal Revenue Code 162(m) and to the increase in the valuation allowance required for the charitable contribution to the Foundation. The change in the effective tax rate for the year ended December 31, 2004 in comparison to the twelve months ended December 31, 2003 is primarily due to the tax benefit associated with bank owned life insurance and the dividend received deduction.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Financial Condition Summary
From December 31, 2004 to December 31, 2005, total assets and liabilities increased approximately $297.3 million and $402.8 million, respectively, due mainly to increases in loans, investments and borrowings. Stockholders equity decreased $105.5 million to $1.31 billion due primarily to treasury shares acquired, dividends and a decrease in the after tax fair value of investment securities, partially offset by net income and stock issued to acquire Trust Company.

Lending Activities
The Company originates residential real estate loans secured by one- to four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, multi-family loans, home equity lines of credit and fixed rate loans and other consumer loans throughout the State of Connecticut.

The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:

Table 7: Loan Portfolio Analysis

	At December 31,						At March 31,

	2005		2004		2003		2003		2002

(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Real estate loans
Residential	$1,650,527	50.4%	$1,576,046	50.1%	$644,854	49.3%	$594,603	50.4%	$638,013	54.6%
Commercial	768,582	23.4	731,309	23.2	295,178	22.6	285,108	24.2	283,458	24.2

Total real estate loans	2,419,109	73.8	2,307,355	73.3	940,032	71.9	879,711	74.6	921,471	78.8

Commercial loans	314,562	9.6	325,835	10.4	92,869	7.1	89,667	7.6	86,559	7.4
Consumer loans
Equity loans and lines of credit	520,290	15.9	475,051	15.1	239,584	18.3	163,332	13.9	113,466	9.7
Other	22,745	0.7	36,416	1.2	35,040	2.7	45,661	3.9	47,397	4.1

Total consumer loans	543,035	16.6	511,467	16.3	274,624	21.0	208,993	17.8	160,863	13.8

Total loans	3,276,706	100.0%	3,144,657	100.0%	1,307,525	100.0%	1,178,371	100.0%	1,168,893	100.0%

Allowance for loan losses	(35,552)		(36,163)		(17,669)		(18,932)		(20,805)

Loans, net	$3,241,154		$3,108,494		$1,289,856		$1,159,439		$1,148,088

As shown in Table 7, gross loans were $3.28 billion at December 31, 2005, up $132.0 million from year-end 2004. The increase in gross loan balances was primarily attributable to increases in residential and commercial real estate loans and home equity loans and lines of credit.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of December 31, 2005, comprising approximately 50% of gross loans. The increase in the balance of $74.5 million since December 31, 2004 was due to loan portfolio originations and purchases, partially offset by a decrease in organic loan balances. The purchased portfolio includes adjustable rate and 10 and 15 year fixed rate residential real estate loans with property locations predominately in the Northeast. For the year ended December 31, 2005, loan purchases accounted for $186.4 million of new residential real estate loans. The Company plans to expand its geographical target area for residential real estate loan purchases to supplement the organic portfolio. The Company also continues to originate 30 year fixed rate mortgages for sale, which amounted to $55.2 million during the year.

Home equity loans and lines of credit increased $45.2 million from December 31, 2004 to December 31, 2005. These products were promoted by the Company through attractive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to investments.

Commercial real estate loans increased $37.3 million from December 31, 2004 to December 31, 2005. The increase was attributable to increases in both the number and average balance of loan originations as a result of the Company’s improved competitive position in the Connecticut commercial real estate lending market subsequent to the acquisitions of Connecticut Bancshares and Alliance. The Company’s continued strategy is to have a larger percentage of the Company’s assets be attributable to commercial loans including real estate, construction and other commercial loans. To accomplish this goal, the Company is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while still maintaining credit quality.

Selected Loan Maturities
 The following table shows the contractual maturity of the Company’s construction and commercial business loan portfolios at December 31, 2005.

Table 8: Contractual Maturities and Interest Rate Sensitivity of Selected Loan Categories

	Real Estate	Commercial
(In thousands)	Construction	Business	Total

Amounts due
One year or less	$73,245	$106,928	$180,173
Over one year through five years	32,474	134,697	167,171
Over five years	4,262	72,937	77,199

Total	$109,981	$314,562	$424,543

Interest rate terms on amounts due after one year
Fixed	$5,375	$86,257	$91,632
Adjustable	31,361	121,377	152,738

Total	$36,736	$207,634	$244,370

Asset Quality
Loans are placed on nonaccrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance or all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. For the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003, had interest been accrued at contractual rates on nonaccrual and renegotiated loans, interest income would have increased by approximately $558,000, $562,000 and $168,000, respectively.

The following table sets forth information regarding nonaccrual loans, restructured loans, and other real estate owned:

Table 9: Nonperforming Assets

	At December 31,			At March 31,

(Dollars in thousands)	2005	2004	2003	2003	2002

Nonaccruing loans (1)
Real estate loans
Residential	$1,808	$1,473	$1,399	$2,333	$4,089
Commercial	2,889	4,268	700	990	5,587

Total real estate loans	4,697	5,741	2,099	3,323	9,676
Commercial business	2,446	4,079	3,319	369	1,361
Consumer loans
Home equity and equity lines of credit	29	196	15	157	141
Other consumer	219	217	56	73	42

Total consumer	248	413	71	230	183

Total nonaccruing loans	7,391	10,233	5,489	3,922	11,220
Real estate owned	-	-	23	66	-

Total nonperforming assets	$7,391	$10,233	$5,512	$3,988	$11,220

Allowance for loan losses as a percent of total loans (2)	1.08%	1.15%	1.35%	1.61%	1.78%
Allowance for loan losses as a percent of total nonperforming loans(2)	481.02%	353.40%	321.90%	482.71%	185.43%
Total nonperforming loans as a percentage of total loans(2)	0.23%	0.33%	0.42%	0.33%	0.96%
Total nonperforming assets as a percentage of total assets	0.11%	0.16%	0.22%	0.17%	0.50%

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustment on acquired loans.

As displayed in Table 9, nonperforming assets at December 31, 2005 decreased to $7.4 million compared to $10.2 million at December 31, 2004. Nonperforming loans as a percent of total loans outstanding at December 31, 2005 was 0.23%, down from 0.33% at December 31, 2004. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 481.02% at December 31, 2005, favorably higher than the ratio of 353.40% at year-end 2004. The allowance for loan losses to total loans was 1.08% at the end of the December 31, 2005 as compared with 1.15% at year-end 2004.

The following table sets forth delinquencies for 60 – 89 days and 90 days or more in the Company’s loan portfolio as of the dates indicated:

Table 10: Selected Loan Delinquencies

	At December 31,

	2005				2004				2003

	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance
(Dollars in thousands)	Loans	of Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	of Loans

Real estate loans
Residential	7	$626	21	$1,808	8	$494	33	$1,473	7	$422	26	$1,399
Commercial	-	-	9	2,889	4	962	11	4,268	-	-	2	700

Total real estate loans	7	626	30	4,697	12	1,456	44	5,741	7	422	28	2,099
Commercial business	7	213	36	2,446	17	2,638	67	4,079	1	8	13	3,319
Consumer
Home equity	3	49	1	29	1	20	7	196	-	-	1	15
Other consumer	24	173	20	219	35	202	62	217	11	17	8	56

Total consumer	27	222	21	248	36	222	69	413	11	17	9	71

Total	41	$1,061	87	$7,391	65	$4,316	180	$10,233	19	$447	50	$5,489

Delinquent loans to total loans		0.03%		0.23%		0.14%		0.33%		0.04%		0.42%

Other Real Estate Owned
 The Company classifies property acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure as other real estate owned in its financial statements. When a property is placed in other real estate owned, the excess of the loan balance over the estimated fair market value of the collateral, based on a recent appraisal, is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less the estimated costs to sell the property. Management inspects all other real estate owned properties periodically. Subsequent writedowns in the carrying value of other real estate owned are charged to expense if the carrying value exceeds the estimated fair value. At December 31, 2005, the Company had no other real estate owned.

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

Under our internal risk rating system, we currently classify problem and potential problem assets as “substandard,” “doubtful” or “loss". An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated “special mention."

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

On a quarterly basis, a Criticized Asset Committee composed of the Chief Credit Officer, Executive Vice President of Business Banking and other senior officers meet to review Criticized Asset Reports on commercial and commercial real estate loans that are risk rated Special Mention, Substandard, or Doubtful. The reports focus on the current status, strategy, financial data, and appropriate risk rating of the criticized loan.

At December 31, 2005, loans classified as substandard (both accruing and nonaccruing) totaled $18.0 million, and consisted of $6.3 million in commercial real estate loans and $11.7 million in commercial loans. Special mention loans totaled $73.5 million, and consisted of $52.8 million of commercial real estate loans and 20.7 million of commercial loans. There were no loans classified as doubtful at December 31, 2005.

Allowance For Loan Losses
 The Board of Directors and management of the Company are committed to the establishment and maintenance of an adequate allowance for loan losses, determined in accordance with GAAP. Our approach is to follow the most recent guidelines that have been provided by our regulators and the SEC. Management believes that the methodology it employs to develop, monitor and support the allowance for loan losses is consistent with those guidelines.

While management believes that it has established adequate specific and general allowances for probable losses on loans, there can be no assurance that the regulators, in reviewing the Company’s loan portfolio, will not request an increase in the allowance for losses, thereby negatively affecting the Company’s financial condition and earnings. Moreover, actual losses may be dependent upon future events and, as such, further additions to the allowance for loan losses may become necessary.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Table 11: Schedule of Allowance for Loan Losses

			At or For the
	At or For the Year Ended		Twelve Months Ended	At or For the Nine Months Ended		At or For the Year Ended
	December 31,		December 31,	December 31,		March 31,

(Dollars in thousands)	2005	2004	2003	2003	2002	2003	2002

Balance at beginning of period	$36,163	$17,669	$19,321	$18,932	$20,805	$20,805	$23,290
Net allowances gained through acquisition	-	21,498	-	-	-	-	-
Provision for loan losses	400	600	-	-	-	-	-
Charge-offs
Residential and commercial mortgage loans	12	161	501	6	808	1,323	3,079
Commercial loans	3,347	4,705	2,667	2,619	2,307	2,354	298
Consumer loans	286	346	278	218	271	331	368

Total charge-offs	3,645	5,212	3,446	2,843	3,386	4,008	3,745

Recoveries
Residential and commercial mortgage loans	490	650	1,062	982	1,505	1,611	366
Commercial loans	1,987	784	598	500	204	302	775
Consumer loans	157	174	134	98	193	222	119

Total recoveries	2,634	1,608	1,794	1,580	1,902	2,135	1,260

Net charge-offs	1,011	3,604	1,652	1,263	1,484	1,873	2,485

Balance at end of period	$35,552	$36,163	$17,669	$17,669	$19,321	$18,932	$20,805

Ratios
Net loan charge-offs to average interest-earning loans	0.03%	0.13%	0.13%	0.10%	0.13%	0.16%	0.22%
Allowance for loan losses to total loans	1.08	1.15	1.35	1.35	1.64	1.61	1.78
Allowance for loan losses to nonperforming loans	481.02	353.40	321.90	321.90	416.94	482.71	185.43
Net loans charged-off to allowance for loan losses	2.84	9.97	9.35	7.15	7.68	9.89	11.94
Recoveries to charge-offs	72.26	30.85	52.06	55.58	56.17	53.27	33.64

As displayed in Table 11, net charge-offs of $1.0 million were recorded for the year ended December 31, 2005 and were predominantly attributable to the commercial loan portfolio. This compares to net charge-offs of $3.6 million for the year ended December 31, 2004. As a result of the net charge-offs for the year ended December 31, 2005, a provision for loan losses of $400,000 was recorded. Management believes that the allowance for loan losses is adequate and consistent with positive asset quality and nonaccrual delinquency indicators. The Company had an allowance of $35.6 million and $36.2 million at December 31, 2005 and December 31, 2004, respectively.

The following table sets forth the Company’s percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated:

Table 12: Allocation of Allowance for Loan Losses

	At December 31,						At March 31,

	2005		2004		2003		2003		2002

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Residential real estate	$6,177	50.37%	$5,881	50.12%	$2,917	49.32%	$2,868	50.46%	$4,585	54.58%
Commercial real estate	8,941	23.46	9,573	23.25	5,798	22.57	6,861	24.19	7,333	24.25
Commercial business	13,782	9.60	14,872	10.36	5,868	7.10	5,313	7.61	4,698	7.41
Consumer	4,320	16.57	4,208	16.27	2,957	21.01	2,783	17.74	2,482	13.76
Unallocated	2,332	-	1,629	-	129	-	1,107	-	1,707	-

Total allowance for loan losses	$35,552	100.00%	$36,163	100.00%	$17,669	100.00%	$18,932	100.00%	$20,805	100.00%

The allowance for loan losses and the provision are determined based upon a detailed evaluation of the portfolio and sub-portfolios through a process which considers numerous factors, including levels and direction of delinquencies, nonperforming loans and assets, risk ratings, estimated credit losses using both internal and external portfolio reviews, current economic and market conditions, concentrations, portfolio volume and mix, changes in underwriting, experience of staff, and historical loss rates over the business cycle. Management follows a guiding principle that the level of the allowance for loan losses should be directionally consistent with asset quality indicators.

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

Table 13: Investment Securities

	2005		2004		2003

	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value	cost	value

Available for sale
U.S. Government and Agency obligations	$167,885	$166,131	$193,299	$191,905	$57,482	$57,548
Corporate obligations	54,831	53,617	93,716	93,461	54,784	54,877
Other bonds and obligations	120,663	119,848	153,559	153,033	57,923	58,170
Marketable and trust preferred equity securities	161,122	160,806	173,559	173,067	104,539	103,420
Mortgage-backed securities	1,899,374	1,863,069	1,674,416	1,671,235	844,073	846,031

Total available for sale	2,403,875	2,363,471	2,288,549	2,282,701	1,118,801	1,120,046

Held to maturity
Mortgage-backed securities and other bonds	91,734	90,707	1,000	1,000	350	350

Total held to maturity	91,734	90,707	1,000	1,000	350	350

Total securities	$2,495,609	$2,454,178	$2,289,549	$2,283,701	$1,119,151	$1,120,396

At December 31, 2005 the Company had total investments of $2.46 billion, or 37.4%, of total assets. This is an increase of $171.5 million, or 7.5%, from $2.28 billion at December 31, 2004. The increase was primarily the result of purchases of mortgage-backed securities.

The Company’s investment strategy has been to purchase hybrid adjustable rate mortgage-backed securities, five and seven year balloon mortgage-backed securities, ten year pass through mortgage-backed securities and collateralized mortgage obligations based off fifteen-year mortgage collateral. These securities have been emphasized due to their limited extension risk in a rising rate environment and for their monthly cash flows that provide the Company with liquidity. This strategy has been supplemented with select purchases of bullet and callable agency and asset-backed securities. For mortgage-backed securities, the average life at purchase has ranged between 1.5 and 3.5 years and the maturity dates for Agency obligations have ranged between one and five years. The Company is amortizing any premium paid on hybrid adjustable rate mortgage-backed securities to the initial reset date due to management’s experience with prepayments by the initial reset date.

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2005, $2.36 billion, or 96.3% of the portfolio, was classified as available for sale and $91.7 million of the portfolio was classified as held to maturity. The net unrealized loss on securities classified as available for sale as of December 31, 2005 was $40.4 million compared to an unrealized loss of $5.8 million as of December 31, 2004. The depreciation in the market value of securities available for sale was primarily due to fluctuations in market interest rates during the period. Management has performed a review of all investments with unrealized losses and noted that none of these investments had other-than-temporary impairment.

The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of the Company’s investment portfolio as of December 31, 2005. In the case of mortgage backed securities and asset-backed securities, the table shows the securities by their contractual maturities; however, there are scheduled principal payments and there will be unscheduled prepayments prior to their contractual maturity. Income on obligations of states and political subdivisions are taxable and no yield adjustment for dividend receivable deduction is made because it is not material.

Table 14: Investment Maturities Schedule

			Over one year		Over five years
	One year or less		through five years		through ten years		Over ten years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	average	Amortized	average	Amortized	average	Amortized	average	Amortized	average
(Dollars in thousands)	cost	yield	cost	yield	cost	yield	cost	yield	cost	yield

Available for sale
U.S. Government and Agency obligations	$98,882	3.31%	$56,387	3.49%	$4,050	4.33%	$8,566	4.43%	$167,885	3.45%
Corporate obligations	13,061	2.35	36,780	4.03	4,990	4.54	-	-	54,831	3.67
Other bonds and obligations	52,400	4.25	34,881	3.37	3,881	3.24	29,501	3.84	120,663	3.86
Marketable and trust preferred equity securities	25,000	3.37	1,077	4.35	-	-	135,045	5.04	161,122	4.78
Mortgage-backed securities	3	6.46	301,186	4.03	324,668	4.17	1,273,517	4.26	1,899,374	4.21

Total available for sale	189,346	3.51	430,311	3.91	337,589	4.17	1,446,629	4.33	2,403,875	4.17
Held to maturity
Mortgage-backed securities and other bonds	150	5.15	3,295	4.04	22,470	4.84	65,819	4.78	91,734	4.77

Total held to maturity	150	5.15	3,295	4.04	22,470	4.84	65,819	4.78	91,734	4.77

Total securities	$189,496	3.51%	$433,606	3.91%	$360,059	4.21%	$1,512,448	4.35%	$2,495,609	4.19%

Intangible Assets
At December 31, 2005, the Company had intangible assets of $477.0 million, an increase of $3.7 million from $473.3 million at December 31, 2004. The increase was predominately due to the acquisition of Trust Company on July 1, 2005, which resulted in the Company recording additional goodwill of $6.2 million and a customer list intangible of $7.3 million, partially offset by year-to-date amortization expense of $10.7 million. In accordance with SFAS No. 141, the assets acquired and liabilities assumed are recorded based on their fair values on the acquisition date. In connection with determining the fair market values, the Company retained the services of third parties to provide fair value appraisals of the core deposit and customer list intangibles and to review the value of the non-compete agreements. The Company also utilized third parties to compute the market value for loans, deposits and certain fixed assets.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If carrying amount exceeds fair value an impairment charge is recorded to income. Goodwill is not amortized, but instead is reviewed for impairment on an annual basis. For 2005, the goodwill evaluation occurred in the first quarter and no impairment was recorded, and no events or circumstances subsequent to that evaluation indicate that the carrying value of the Company’s goodwill may not be recoverable.

Other Assets
The Company’s other assets increased $16.9 million, or 19.2%, to $105.3 million at December 31, 2005 from $88.4 million at December 31, 2004. This net increase was primarily due to increases for a $14.3 million cash prepayment for the Cornerstone acquisition which closed on January 2, 2006, $4.6 million increase in accrued interest receivable and a prepaid pension asset of $11.9 million as a result of the Company’s cash contribution to its pension plan during 2005 which relieved the accrued pension liability recorded at December 31, 2004, offset by a decrease of $15.3 million in the current Federal income tax receivable.

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

Table 15: Deposits

	December 31,

(In thousands)	2005	2004	Change

Savings	$781,346	$942,363	$(161,017)
Money market	554,079	806,035	(251,956)
NOW	342,268	345,539	(3,271)
Demand	486,528	448,670	37,858
Time	1,633,891	1,159,405	474,486

Total deposits	$3,798,112	$3,702,012	$96,100

As displayed in Table 15, deposits increased $96.1 million, or 2.6%, as compared to December 31, 2004, due to increases in time deposits and demand deposits, partially offset by decreases in the other categories, particularly money market and savings.

Time and demand deposits increased by $474.5 million and $37.9 million, respectively, which resulted from the Company’s strategy of offering premium time deposit rates to customers who either have or establish a checking relationship with the Company coupled with the offering of new free checking products to both retail and commercial customers. Money market accounts decreased $252.0 million since December 31, 2004 as the Company supplemented promotional offerings on money market accounts with promotional offerings on time deposits. Savings decreased $161.0 million due in part to the market interest rate environment and promotionally driven migration to time deposits as a result of more favorable and rate sensitive pricing of these products.

The Company had $483.8 million in time deposits of $100,000 or more outstanding as of December 31, 2005, maturing as follows:

Table 16: Time Deposit Maturities of $100,000 or more

		Weighted
		average
(Dollars in thousands)	Amount	rate

Three months or less	$142,128	3.75%
Over three months through six months	150,367	3.89
Over six months through twelve months	110,209	3.99
Over twelve months	81,123	4.13

Total time deposits$100,000 or more	$483,827	3.91%

The following table summarizes the Company’s recorded borrowings of $1.38 billion at December 31, 2005. Borrowings increased $316.0 million, or 29.7%, from the balance recorded at December 31, 2004, mainly in FHLB advances. This increase in FHLB advances was due to funding investment security purchases, loan growth and the Company’s stock buy-back program, while managing interest rate risk and liquidity. At December 31, 2005, all of the Company’s outstanding FHLB advances were at fixed rates.

Table 17: Borrowings

	December 31,

(In thousands)	2005	2004	Change

FHLB advances (1)	$1,191,280	$860,009	$331,271
Repurchase agreements	179,970	194,972	(15,002)
Mortgage loans payable	1,716	1,830	(114)
Junior subordinated debentures issued to affiliated trusts (2)	7,809	8,005	(196)

Total borrowings	$1,380,775	$1,064,816	$315,959

(1)	Includes fair value adjustments on acquired borrowings of $18.2 million and $24.3 million at December 31, 2005 and 2004, respectively.
(2)	Includes fair value adjustments on acquired borrowings of $700,000 and $900,000 at December 31, 2005 and 2004, respectively.

Other Liabilities
Other liabilities decreased $9.3 million, or 11.5%, to $71.6 million at December 31, 2005 compared to $80.9 million at December 31, 2004. This decrease was primarily due to the Company’s $24.5 million cash contribution to its pension plan during the year ended December 31, 2005. The contribution exceeded the accrued pension liability and therefore, the Company has recorded a prepaid pension asset as of December 31, 2005. The Company expects that future pension expense will be reduced as a result of this contribution.

Stockholders’ Equity
Total stockholders equity equaled $1.31 billion at December 31, 2005, $105.5 million lower than the balance at December 31, 2004. The decrease consisted primarily of shares repurchased of $88.0 million, dividends of $22.3 million, unearned compensation of $41.3 million related to the Company’s LTCP and a decrease of $19.0 million in other comprehensive income resulting from an after tax depreciation in the fair value of investments available for sale. These decreases were partially offset by net income of $52.6 million and common stock issued for the Trust Company acquisition of $10.1 million. For information regarding our compliance with applicable capital requirements, see Liquidity and Capital Resources below. Book value per share amounted to $12.05 and $12.41 at December 31, 2005 and December 31, 2004, respectively.

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund purchases of investments and residential mortgage loans while managing interest rate risk and liquidity. At December 31, 2005, total borrowings from the Federal Home Loan Bank amounted to $1.17 billion, exclusive of $18.2 million in purchase accounting adjustments, and the Company had the capacity to increase that total to $1.35 billion. Additional borrowing capacity would be available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At December 31, 2005 the Company’s repurchase agreement lines of credit totaled $100.0 million, $50.0 million of which was available on that date.

The Company determines its cash position daily. The Investment Department compiles reports detailing the Company’s cash activity and cash balances occurring at its various correspondents and through its various funding sources. The Investment Department then settles all correspondent and bank accounts either investing excess funds or borrowing to cover the projected shortfall.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At December 31, 2005, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $389.9 million, or 5.9% of total assets.

Management believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker dealers, provide for sufficient liquidity to meet its operating needs.

At December 31, 2005, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $670.2 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits maturing within one year from December 31, 2005 amount to $1.26 billion.

The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2005 and the respective maturity dates. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

Table 18: Contractual Obligations

			Over one year	Over three years
			through three	through five
(In thousands)	Total	One year or less	years	years	Over Five Years

FHLB advances (1)	$1,173,064	$73,500	$477,211	$232,448	$389,905
Repurchase agreements	179,970	179,970	-	-	-
Junior subordinated debentures issued to affiliated trusts	7,109	-	-	-	7,109
Operating leases (2)	10,674	2,045	3,571	2,619	2,439

Total contractual obligations	$1,370,817	$255,515	$480,782	$235,067	$399,453

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.
(2)	Represents non-cancelable operating leases for offices.

Table 19: Other Commitments

			Over one year	Over three
		One year or	through three	years through	Over five
(In thousands)	Total	less	years	five years	years

Loan commitments (1)	$68,160	$68,160	$-	$-	$-
Unadvanced portion of construction loans (2)	98,360	57,808	40,552	-	-
Standby letters of credit	11,701	10,208	1,212	251	30
Unadvanced portion of lines of credit (3)	491,977	97,542	61,466	9,304	323,665

Total commitments	$670,198	$233,718	$103,230	$9,555	$323,695

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.
(2)	Unadvanced portions of construction loans are available to be drawn on at any time by the borrower for up to 2 years.
(3)	Unadvanced portions of home equity loans are available to be drawn on at any time by the borrower for up to 10 years.

At December 31, 2005, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was 14.3%, which is above the threshold level of 5% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 25.0% and the Total risk-based capital ratio stood at 26.0%. The Bank also exceeded all of its regulatory capital requirements with a Tier 1 leverage ratio of 10.0%, which is above the required level of 4%, Tier 1 risk-based capital ratio of 17.6% and Total risk-based capital ratio of 18.6%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

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

The principal strategies used to manage interest rate risk include (i) emphasizing the origination and retention of adjustable rate loans, and origination of loans with maturities matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and/or average lives and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

The Company employs two approaches to interest rate risk measurement; gap analysis and income simulation analysis.

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2005, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was negative $58.5 million, or negative 0.89% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The following table sets forth the Company’s cumulative maturity distribution of interest-earning assets and interest-bearing liabilities at December 31, 2005, interest rate sensitivity gap, cumulative interest rate sensitivity gap, cumulative interest rate sensitivity gap ratio, and cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities ratio. This table indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. Assumptions are made on the rate of prepayment of principal on loans and investment securities. However, this table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the gap analysis. As a result, various assets and liabilities indicated as repricing within the same time period may, in fact, reprice at different times and at different rate levels. It should also be noted that this table reflects certain assumptions regarding the categorization of assets and liabilities and represents a one-day position; in fact, variations occur daily as management adjusts interest rate sensitivity throughout the year.

Interest Rate Sensitivity Gap

	December 31, 2005

	1 - 3	4 - 6	7 - 12	1 - 5
(Dollars in thousands)	Months	Months	Months	Years	5+ Years	Total

Interest-earning assets
Investment securities	$390,725	$172,991	$329,020	$1,416,169	$186,194	$2,495,099
Loans	710,385	168,007	317,802	1,597,310	459,368	3,252,872
Short-term investments	46,497	-	-	-	-	46,497

Total interest-earning assets	1,147,607	340,998	646,822	3,013,479	645,562	5,794,468

Interest-bearing liabilities
Savings deposits	16,109	16,109	82,781	205,521	460,826	781,346
NOW deposits	-	-	37,093	206,311	98,864	342,268
Money market deposits	151,305	101,548	190,293	110,933	-	554,079
Time deposits	371,523	491,415	408,692	356,594	-	1,628,224
FHLB advances and other borrowings	186,112	48,816	92,164	848,053	186,714	1,361,859

Total interest-bearing liabilities	725,049	657,888	811,023	1,727,412	746,404	4,667,776

Interest rate sensitivity gap	$422,558	$(316,890)	$(164,201)	$1,286,067	$(100,842)	$1,126,692

Cumulative interest rate sensitivity gap	$422,558	$105,668	$(58,533)	$1,227,534	$1,126,692

Cumulative interest rate sensitivity gap ratio	6.4%	1.6%	(0.9)%	18.7%	17.2%
Cumulative interest-earning assets as a
percentage of cumulative interest-
bearing liabilities	158.3%	107.6%	97.3%	131.3%	124.1%

Income Simulation Analysis
 Income simulation analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Tested scenarios include instantaneous rate shocks, rate ramps over a six-month or one-year period, static rates, non-parallel shifts in the yield curve and a forward rate scenario. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a three-year period. Simulation analysis involves projecting future balance sheet structure and interest income and expense under the various rate scenarios. The Company’s internal guidelines on interest rate risk specify that for all interest rate scenarios, the estimated net interest margin over the next 12 months should decline by less than 12% as compared to the forecasted net interest margin in the base case scenario. However, in practice, interest rate risk is managed well within these 12% guidelines.

For the base case rate scenario the forward yield curve as of December 31, 2005 was utilized. This resulted in a yield curve that increased approximately 30 basis points at the front end of the yield curve and increased approximately 10 basis points at the long end of the yield curve. The overnight rate was modeled to increase by 75 BP. This interest rate scenario most closely approximates management’s expectations for interest rate movements over the next twelve months.

As of December 31, 2005, the Company’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage change in
estimated net interest margin
over twelve months

100 basis point instantaneous and sustained increase in rates	0.17%
100 basis point instantaneous and sustained decrease in rates	(1.45)%

In the current rate environment, an instantaneous and sustained downward rate shock of 100 basis points is a realistic representation of the potential risk facing the Company due to declining rates. For an increase in rates, a 100 basis points instantaneous and sustained rate shock is also a relevant representation of potential risk given the current rate structure and the current state of the economy.

Based on the scenarios above, net interest income would be adversely affected in the 12-month period after an immediate decrease in rates, and would increase slightly after an immediate increase in rates. Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on time deposits and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

Item 8.      Financial Statements and Supplementary Data

For the Company’s Consolidated Financial Statements, see index on page 47.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation in the fourth quarter 2005.

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

Item 9B.   Other Information

On February 23, 2006, NewAlliance received approval from the Connecticut Banking Commissioner on its application to repurchase up to 10 million shares of its common stock. The adoption of the plan by NewAlliance’s Board of Directors was previously announced in a press release issued January 31, 2006, subject to regulatory approval.

Receipt of the Commissioner’s approval permits NewAlliance to begin implementation of its stock repurchase plan. The repurchases may be effected from time to time through open market purchases and unsolicited or solicited privately negotiated transactions at NewAlliance’s discretion, subject to market conditions and other factors deemed appropriate to repurchase decisions from time to time by management.

PART III

Item 10.   Directors and Executive Officers of the Registrant
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2006 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2005.

Item 11.   Executive Compensation
 The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2006 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2005.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
 The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2006 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2005.

Item 13.   Certain Relationships and Related Transactions
 The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2006 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2005.

Item 14.   Principal Accountant Fees and Services
 The information required by this Item is incorporated into this Form 10-K by reference to the Company’s definitive proxy statement (the “Definitive Proxy Statement”) for its 2006 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2005.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)        Financial Statements

The following consolidated financial statements of NewAlliance Bank and subsidiaries are filed as part of this document under Item 8:
-	Management’s Report on Internal Control Over Financial Reporting
-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets as of December 31, 2005 and 2004
-	Consolidated Statements of Income for the Years Ended December 31, 2005 and 2004, the Twelve Months Ended
December 31, 2003 (unaudited), and the Nine Months Ended December 31, 2003 and 2002 (unaudited)
-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005 and 2004, and
the Nine Months Ended December 31, 2003
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 and the Nine Months
Ended December 31, 2003
-	Notes to Consolidated Financial Statements

(a)(2)      Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

Index to Consolidated Financial Statements	Page

Management’s Report on Internal Control Over Financial Reporting	48

Report of Independent Registered Public Accounting Firm	49

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2005 and 2004	50

Consolidated Statements of Income for the Years Ended December 31, 2005 and 2004, the Twelve Months Ended December 31, 2003 (unaudited), and the Nine Months Ended December 31, 2003 and 2002 (unaudited)	51

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005 and 2004, and the Nine Months Ended December 31, 2003	52

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004, and the Nine Months Ended December 31, 2003	53

Notes to Consolidated Financial Statements	54

Management’s Report on Internal Control Over Financial Reporting

NewAlliance Bancshares, Inc.

The management of NewAlliance Bancshares, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report appearing on page 49, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Peyton R. Patterson	Merrill B. Blanksteen
Chairman of the Board, President and	Executive Vice President, Chief
Chief Executive Officer	Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NewAlliance Bancshares, Inc.:

We have completed an integrated audit of NewAlliance Bancshares, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements
In our opinion, accompanying consolidated balance sheets and the related consolidated statements of income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows present fairly, in all material respects, the financial position of NewAlliance Bancshares, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the twelve-month periods ended December 31, 2005 and 2004, and for the nine-month period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal Control Over Financial Reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Hartford, Connecticut
February 24, 2006

NEWALLIANCE BANCSHARES, INC.
Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except per share data)	2005	2004

Assets
Cash and due from banks, noninterest bearing	$127,290	$101,099
Short-term investments	46,497	100,000

Cash and cash equivalents	173,787	201,099
Investment securities available for sale (note 5)	2,363,471	2,282,701
Investment securities held to maturity (note 5)	91,734	1,000
Loans held for sale	1,222	501
Loans (note 6)
Residential real estate	1,650,527	1,576,046
Commercial real estate	768,582	731,309
Commercial business	314,562	325,835
Consumer	543,035	511,467

Total loans	3,276,706	3,144,657
Less allowance for loan losses	(35,552)	(36,163)

Total loans, net	3,241,154	3,108,494
Premises and equipment, net (note 7)	50,399	53,704
Cash surrender value of bank owned life insurance	57,325	54,965
Goodwill (note 8)	424,436	417,307
Identifiable intangible assets (note 8)	52,581	56,003
Other assets (note 9)	105,293	88,364

Total assets	$6,561,402	$6,264,138

Liabilities
Deposits (note 10)
Non-interest bearing	$486,528	$448,670
Savings, interest-bearing checking and money market	1,677,693	2,093,937
Time	1,633,891	1,159,405

Total deposits	3,798,112	3,702,012
Borrowings (note 11)	1,380,775	1,064,816
Other liabilities	71,647	80,938

Total liabilities	5,250,534	4,847,766
Commitments and contingencies (note 15)
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares; 114,897 and 114,159 shares issued at December 31, 2005 and 2004, respectively	1,149	1,142
Additional paid-in capital	1,137,806	1,128,953
Unallocated common stock held by ESOP	(103,356)	(107,018)
Unearned share-based compensation	(41,302)	-
Treasury stock, at cost (6,073 and 0 shares, at December 31, 2005 and 2004, respectively	(87,998)	-
Retained earnings	430,971	400,704
Accumulated other comprehensive loss (note 17)	(26,402)	(7,409)

Total stockholders’ equity	1,310,868	1,416,372

Total liabilities and stockholders’ equity	$6,561,402	$6,264,138

See accompanying notes to consolidated financial statements.

NEWALLIANCE BANCSHARES, INC.
Consolidated Statements of Income

			Twelve Months	Nine Months	Nine Months
			Ended	Ended	Ended
	Year Ended December 31,		December 31,	December 31,	December 31,
(In thousands, except per share data)	2005	2004	2003	2003	2002

			(unaudited)		(unaudited)
Interest and dividend income
Real estate mortgage loans	$82,667	$71,328	$34,220	$25,286	$30,440
Commercial real estate loans	45,276	37,178	19,294	14,331	15,064
Commercial business loans	20,463	14,935	5,481	4,016	4,841
Consumer loans	29,001	20,163	11,932	8,958	8,897
Investment securities	97,400	63,345	33,450	25,151	29,240
Short-term investments	1,763	1,083	193	125	1,629

Total interest and dividend income	276,570	208,032	104,570	77,867	90,111

Interest expense
Deposits	55,491	33,827	22,800	16,202	26,901
Borrowings	44,970	27,985	7,596	6,057	4,578

Total interest expense	100,461	61,812	30,396	22,259	31,479

Net interest income before provision for loan losses	176,109	146,220	74,174	55,608	58,632
Provision for loan losses(note 6)	400	600	-	-	-

Net interest income after provision for loan losses	175,709	145,620	74,174	55,608	58,632

Non-interest income
Depositor service charges	22,627	18,628	7,596	5,790	4,983
Loan and servicing income	3,038	2,646	2,114	1,592	74
Trust fees	4,753	2,415	1,963	1,509	1,403
Investment and insurance fees	6,117	5,692	2,585	1,621	2,236
Bank owned life insurance	2,416	1,828	-	-	-
Rent	3,210	3,078	3,014	2,340	2,020
Net (loss) gain on limited partnerships	(80)	5	(1,529)	(1,554)	(2,554)
Net securities gains (note 5)	40	616	750	153	3,254
Net gain on sale of loans	297	305	838	446	1,141
Other	3,106	533	443	345	518

Total non-interest income	45,524	35,746	17,774	12,242	13,075

Non-interest expense
Salaries and employee benefits (notes 12 and 13)	72,837	60,272	35,983	27,316	24,155
Occupancy	12,540	10,456	6,916	5,054	4,781
Furniture and fixtures	6,363	6,326	4,006	3,042	2,915
Outside services	18,243	15,671	7,119	5,269	5,485
Advertising, public relations, and sponsorships	4,584	2,976	2,133	1,515	2,570
Contribution to NewAlliance Foundation	-	40,040	-	-	-
Amortization of identifiable intangible assets	10,699	11,327	27	20	20
Conversion and merger related charges	2,156	17,591	4,032	4,022	-
Other	13,818	12,114	4,724	3,547	4,484

Total non-interest expense	141,240	176,773	64,940	49,785	44,410

Income before income taxes	79,993	4,593	27,008	18,065	27,297
Income tax provision (note 14)	27,394	524	9,091	5,989	9,260

Net income	$52,599	$4,069	$17,917	$12,076	$18,037

Basic and diluted earnings per share (note 18)	$0.50
Weighted-average shares outstanding (note 18)
Basic	105,110
Diluted	105,517
Dividends per share	$0.21

See accompanying notes to consolidated financial statements.

NEWALLIANCE BANCSHARES, INC.
Consolidated Statements of Changes in stockholders’ Equity

				Unallocated				Accumulated
For the Nine Months Ended December 31, 2003	Common	Par Value	Additional	Common				Other	Total
and the Years Ended December 31, 2004 and 2005	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders
(In thousands, except per share data)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income (Loss)	Equity

Balance March 31, 2003	-	$-	$-	$-	$-	$-	$393,096	$3,054	$396,150
Comprehensive income
Net income							12,076		12,076
Other comprehensive loss, net of tax (note 17)								(2,225)	(2,225)

Total comprehensive income									9,851

Balance December 31, 2003	-	-	-	-	-	-	405,172	829	406,001
Issuance of common stock for initial public offering, net of expenses of $14.8 million (note 3)	102,494	1,025	1,009,911						1,010,936
Issuance of common stock to NewAlliance Foundation, net of tax benefit	4,000	40	42,529						42,569
Issuance of stock for acquisition	7,665	77	76,573						76,650
Dividends declared ($0.08 per share)							(8,537)		(8,537)
Shares purchased for ESOP				(109,451)					(109,451)
Allocation of ESOP shares, net of tax			(60)	2,433					2,373
Comprehensive income
Net income							4,069		4,069
Other comprehensive loss, net of tax (note 17)								(8,238)	(8,238)

Total comprehensive loss									(4,169)

Balance December 31, 2004	114,159	1,142	1,128,953	(107,018)	-	-	400,704	(7,409)	1,416,372
Common stock issued for acquisition	738	7	10,096						10,103
Dividends declared ($0.21 per share)							(22,332)		(22,332)
Allocation of ESOP shares, net of tax			(138)	3,662					3,524
Treasury shares acquired (note 14)	(9,498)					(138,473)			(138,473)
Treasury stock issued for employee benefit plans	3,425		(1,196)		(41,302)	50,475			7,977
Other, net			91						91
Comprehensive income
Net income							52,599		52,599
Other comprehensive loss, net of tax (note 17)								(18,993)	(18,993)

Total comprehensive income									33,606

Balance December 31, 2005	108,824	$1,149	$1,137,806	$(103,356)	$(41,302)	$(87,998)	$430,971	$(26,402)	$1,310,868

See accompanying notes to consolidated financial statements.

NEWALLIANCE BANCSHARES, INC.
Consolidated Statements of Cash Flows

	Year Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2005	2004	2003

Cash flows from operating activities
Net income	$52,599	$4,069	$12,076
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	400	600	-
Contribution of common stock to the NewAlliance Foundation	-	40,000	-
Restricted stock compensation expense	7,977	-	-
ESOP expense including tax effect of release	3,524	2,373	-
Amortization of identifiable intangible assets	10,699	11,327	20
Net amortization/accretion of fair market adjustments from net assets acquired	(8,781)	(7,383)	-
Net amortization/accretion on investment securities	6,776	8,690	4,505
Change in deferred income taxes	5,213	(5,851)	1,084
Depreciation and amortization	5,939	6,433	2,977
Net securities gains	(40)	(616)	(153)
Net gain on sales of performing loans	(297)	(305)	(446)
Net gain on sale of fixed assets	(642)	(14)	-
Net loss (gain) on sales of other real estate owned	-	16	(160)
Provision for loss on limited partnerships	80	-	1,560
Increase in cash surrender value of bank owned life insurance	(2,416)	(1,828)	-
(Increase) decrease in other assets	(6,108)	(22,698)	1,237
Decrease in other liabilities	(13,016)	(15,381)	(1,254)

Net cash provided by operating activities	61,907	19,432	21,446

Cash flows from investing activities
Purchase of securities	(1,006,617)	(8,583,724)	(695,588)
Proceeds from maturity of securities	210,475	7,461,272	174,975
Proceeds from sales and calls of securities	16,681	352,792	65,592
Proceeds from principal reductions of securities	566,664	445,738	414,544
Net (increase) decrease in loans	(190,134)	103,577	(161,173)
Proceeds from sales of loans	54,131	18,465	31,868
Proceeds from sales of other real estate owned	-	146	1,133
Net cash paid for acquisitions	(995)	(529,260)	-
Proceeds from bank owned life insurance	26	11	-
Purchase of premises and equipment	(5,796)	(6,686)	(4,226)
Disposal of premises and equipment	3,839	1,683	-

Net cash used in investing activities	(351,726)	(735,986)	(172,875)

Cash flows from financing activities
Net increase (decrease) in deposits	101,953	(74,668)	(1,549)
Net (decrease) increase in short-term borrowings	(55,002)	59,412	(2,383)
Proceeds from long-term borrowings	626,198	1,081,644	593,649
Repayments of long-term borrowings	(249,837)	(1,101,317)	(455,086)
Net proceeds from common stock offering	-	1,010,936	-
Acquisition of common stock by ESOP	-	(109,451)	-
Acquisition of treasury shares	(138,473)	-	-
Dividends paid	(22,332)	(8,537)	-

Net cash provided by financing activities	262,507	858,019	134,631

Net (decrease) increase in cash and cash equivalents	(27,312)	141,465	(16,798)

Cash and equivalents, beginning of period	201,099	59,634	76,432

Cash and equivalents, end of period	$173,787	$201,099	$59,634

Supplemental information
Cash paid for
Interest on deposits and borrowings	$98,908	$59,548	$22,091
Income taxes paid, net	3,201	(2,195)	(1,119)
Noncash transactions
Loans transferred to other real estate owned	-	51	930

See accompanying notes to consolidated financial statements.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

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

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and short-term investments with original maturities of three months or less. At December 31, 2005, included in the balance of cash and due from banks were cash on hand of $21.6 million and required reserves in the form of deposits with the Federal Reserve Bank of $26.8 million. Short-term investments included money market funds and commercial paper of $46.5 million and money market funds of $100.0 million at December 31, 2005 and 2004, respectively.

Investment Securities
Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading, available for sale, or held to maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Federal Home Loan Bank (“FHLB”) stock is a non-marketable security reported at cost. At December 31, 2005 and December 31, 2004, the Company had no debt or equity securities classified as trading.

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

The Company invests in limited partnerships. As of December 31, 2005 and December 31, 2004, the carrying value of the Company’s investment in twelve limited partnerships, which are accounted for at the lower of cost or net realizable value and included in other assets, was approximately $4.0 million and $3.4 million, respectively. Income, generally in the form of distributions from the partnerships, is recognized on the cash basis and included in non-interest income. Six of the twelve limited partnerships are real estate related.

Loans Held for Sale
Loans held for sale are valued at the lower of cost (less principal payments received and net of deferred fees and costs) or estimated fair value. Fair value is estimated using quoted market prices provided by government-sponsored entities. Loans are sold by the Company without recourse.

Loans Receivable
Loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and fair value adjustments for loans acquired.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Loans are placed on nonaccrual status when timely collection of principal or interest in accordance with contractual terms is in question. The Company’s policy is to discontinue the accrual of interest when principal or interest payments become 90 days delinquent or sooner if management concludes that circumstances indicate borrowers may be unable to meet contractual principal or interest payments. If ultimately collected, such interest is credited to income when received. Loans are removed from nonaccrual status when they become current as to principal and interest and when, in the opinion of management concern no longer exists as to the collectability of principal and interest.

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

The allowance for loan losses consists of a formula allowance, based on a variety of factors including historical loss experience for various loan portfolio classifications, and a specific valuation allowance for loans identified as impaired. The allowance is an estimate, and ultimate losses may vary from management’s estimate. Changes in the estimate are recorded in the results of operations in the period in which they become known, along with provisions for estimated losses incurred during that period.

A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans, as defined, may be measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

Mortgage Servicing Rights
The Company capitalizes mortgage servicing rights for loans sold based on the relative fair value which is allocated between the mortgage servicing rights and the mortgage loans (without servicing rights).

The cost basis of mortgage servicing rights are amortized on a level yield basis over the period of estimated net servicing revenue and such amortization is included in the consolidated statement of income as a reduction of loan servicing fee income. They are evaluated for impairment by comparing the aggregate carrying amount of the servicing rights to their fair value. The fair value of mortgage servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of loan prepayments and discount rates. All assumptions are based on standards used by market participants. An independent appraisal of the fair value of the Company’s mortgage servicing rights is obtained on a quarterly basis and is used by management to evaluate the reasonableness of the fair value estimates. Impairment is recognized through a valuation reserve and is recorded as an adjustment to mortgage servicing rights income.

Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method using the estimated lives of the assets. Estimated lives are 5 to 40 years for building and improvements and 3 to 10 years for furniture, fixtures and equipment. Amortization of leasehold improvements is calculated on

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

a straight-line basis over the terms of the related leases or the life of the asset, whichever is shorter. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renovations are capitalized.

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

Goodwill and Identifiable Intangible Assets
The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets are subsequently amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of goodwill at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If carrying amount exceeds fair value an impairment charge is recorded to income.

Income Taxes
The Company files a consolidated federal tax return and a combined state tax return. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred tax assets are also recognized for available tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when temporary differences and carryforwards are realized or settled.

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

Trust Assets
The Bank had approximately $1.15 billion and $440.6 million of assets under management at December 31, 2005 and December 31, 2004, respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements since they are not owned by the Bank.

Pension and Other Postretirement Benefit Plans
The Company has a noncontributory pension plan covering substantially all employees. Pension costs related to this plan are based upon actuarial computations of current and future benefits for employees based on years of service and the employee’s highest career earnings over a five-year consecutive period. Costs are charged to non-interest expense and are funded in accordance with requirements of the Employee Retirement Income Security Act. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

The Company uses a September 30 measurement date. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the discount rate is set for the retirement plans by reference to investment grade bond and yields. The expected long-term rate of return on

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

the assets held in our defined pension plan is based on market and economic conditions, the Plan’s asset allocation and other factors. Based on our review of rates at September 30, the discount rate for all of our employee benefit plans was reduced from 5.75% to 5.50% and the expected long-term rate of return on the pension plan assets remained the same at 8.25% for 2004 and 2005. Pension expense is very sensitive to changes in the discount rate and the expected return on assets. Continued volatility in pension expense is expected as assumed investment returns vary from actual.

Stock-Based Compensation
The Company accounts for stock options and restricted stock in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation expense is not recognized for fixed stock options if the exercise price of the option equals the fair value of the underlying stock at the grant date. The fair value of restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, the Company continues to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 through December 31, 2005 and disclosed certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied.

The Financial Accounting Standards Board (“FASB”) has issued a revised SFAS No.123 (“SFAS No. 123R”), “Share Based Payment”, which required the expensing of options, based on their fair value at grant date, beginning with the first reporting period after December 31, 2005. The Company adopted the provisions of SFAS No. 123R as of January 1, 2006. The anticipated financial impact of the implementation of SFAS No. 123R is discussed in Notes 2 and 13 of the Notes to Consolidated Financial Statements.

Related Party Transactions
Directors and executive officers of the Company and its subsidiaries and their associates have been customers of and have had transactions with the Company, and management expects that such persons will continue to have such transactions in the future. See Note 6 of the Notes to Consolidated Financial Statements for further information with respect to loans to related parties. All deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not related parties and, in the opinion of management, the transactions did not involve more than normal risks of collectability, favored treatment or terms, or present other unfavorable features.

Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income for the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003 in the consolidated statement of changes in stockholders’ equity. The components of comprehensive income are presented in Note 17 of the Notes to Consolidated Financial Statements.

Segment Reporting
The Company’s only business segment is Community Banking. During the years ended 2005, 2004 and 2003 this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The conversion to a stock bank occurred on April 1, 2004, resulting in shares outstanding only for the nine months ended December 31, 2004. Earnings per share for the year ended December 31, 2005 can be found in Note 18 of the Notes to Consolidated Financial Statements.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

2.     Recent Accounting Pronouncements

In December 2004, the FASB issued revised SFAS No. 123R, “Share-Based Payment”, which requires entities to measure the cost of employees services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period).

The estimated grant-date fair value of employee share options will be determined using option-pricing models adjusted for the unique characteristics of those instruments and the notes to the financial statements will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

On April 14, 2005 the Securities and Exchange Commission issued a final rule that allows companies to delay the implementation of SFAS No. 123R to the beginning of a company’s next fiscal year. As of the effective date, the Company will apply SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion outstanding of awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or proforma disclosure purposes. The Company adopted SFAS No. 123R on January 1, 2006. The anticipated financial impact of the implementation of SFAS No. 123R is discussed in Note 13.

In November 2005, the FASB issued Staff Position (“FSP”) No. FAS 115-1, “The Meaning of Other-Than-Temporary and Its Application to Certain Investments”. The FSP nullifies certain requirements of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, but carries forward certain disclosure requirements of the pronouncement, which the Company adopted as of December 31, 2004 and references other existing other-than-temporary guidance. The Company adopted the provisions of the FSP as of December 31, 2005. The adoption did not have a material impact on the financial statements.

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

The Bank established the NewAlliance Foundation (the “Foundation”) as a new charitable foundation in connection with the conversion. The Foundation was funded with the above-mentioned contribution of 4,000,000 shares of the Company’s common stock and $40,000 of cash. This contribution resulted in the recognition of expense, equal to the offering price ($10) of the shares contributed and $40,000 in cash, during the quarter ended June 30, 2004, net of tax benefits. The Company realized an additional tax benefit of $3.9 million that was recorded as an increase to stockholders’ equity because the basis for the contribution for tax purposes is the fair market value of the stock on the first day of trading (approximately $15 per share). The Foundation is dedicated to charitable purposes including community development activities within the Bank’s local communities.

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

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

4.     Business Combinations

The following table summarizes acquisitions completed between April 1, 2004 and December 31, 2005.

		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Connecticut Bancshares, Inc.	4/1/2004	$2,541,575	$239,139	$368,775	$56,609	$610,600	-	$610,600
Alliance Bancorp of New England, Inc.	4/1/2004	427,631	26,664	49,464	10,010	191	7,665	76,841
Trust Company of Connecticut	7/1/2005	5,611	4,937	6,197	7,277	5,132	738	15,509

The transactions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

Trust Company of Connecticut Acquisition

On July 1, 2005 the Company completed the acquisition of Trust Company of Connecticut (“Trust Company”) a non-depository trust company organized under the laws of the State of Connecticut. Trust Company had approximately $5.6 million of assets and $4.9 million of stockholders’ equity on July 1, 2005. Under terms of the agreement and as a result of Trust Company shareholder elections, the Company paid approximately $5.1 million in cash and issued 737,871 shares of stock for an aggregate merger consideration of approximately $15.5 million. The definitive agreement called for additional merger consideration in the form of Company stock or cash, which could increase the aggregate merger consideration to approximately $19.5 million payable to Trust Company shareholders following December 31, 2005, based on certain performance criteria. On February 28, 2006, the Company will pay additional merger consideration of approximately $4.0 million based on the original agreement which will bring the total merger consideration to approximately $19.5 million.

2006 Cornerstone Bancorp, Inc. Acquisition

On January 2, 2006, the Company completed its acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”), the parent company of Cornerstone Bank. Under terms of the purchase agreement, each outstanding share of Cornerstone common stock was converted into the right to receive 2.518 shares of the Company’s common stock, $35.00 in cash, or a combination thereof, plus in each case, cash in lieu of any fractional share interests. All outstanding options to acquire shares of Cornerstone common stock were converted into the right to receive a lump sum cash payout in the amount equal to any excess of $35.00 over the per share exercise price of such stock options. As a result of the elective option, the merger consideration each Cornerstone shareholder elects to receive was adjusted, so that 70% of the total merger consideration was paid in Company stock. The aggregate merger consideration is valued at approximately $48.7 million. At December 31, 2005, Cornerstone had assets and stockholders’ equity of approximately $212.0 million and $21.6 million, respectively.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

5.     Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2005 and December 31, 2004 are as follows:

	December 31, 2005				December 31, 2004

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Government and Agency obligations	$167,885	$20	$(1,774)	$166,131	$193,299	$52	$(1,446)	$191,905
Corporate obligations	54,831	48	(1,262)	53,617	93,716	140	(395)	93,461
Other bonds and obligations	120,663	191	(1,006)	119,848	153,559	303	(829)	153,033
Marketable and trust preferred equity securities	161,122	783	(1,099)	160,806	173,559	585	(1,077)	173,067
Mortgage-backed securities	1,899,374	537	(36,842)	1,863,069	1,674,416	5,602	(8,783)	1,671,235

Total available for sale	2,403,875	1,579	(41,983)	2,363,471	2,288,549	6,682	(12,530)	2,282,701

Held to maturity
Mortgage-backed securities and other bonds	91,734	81	(1,108)	90,707	1,000	-	-	1,000

Total held to maturity	91,734	81	(1,108)	90,707	1,000	-	-	1,000

Total securities	$2,495,609	$1,660	$(43,091)	$2,454,178	$2,289,549	$6,682	$(12,530)	$2,283,701

At December 31, 2005, the net unrealized loss on securities available for sale of $40.4 million, net of income taxes of $14.1 million, is included in the Company’s Consolidated Balance Sheets accumulated other comprehensive loss of $26.4 million in equity. At December 31, 2004, the net unrealized loss on securities available for sale of $5.8 million, net of income taxes of $2.0 million, is included in accumulated other comprehensive loss of $7.4 million in equity.

The following tables present the age of gross unrealized losses and fair values at December 31, 2005 and 2004 by investment category.

	December 31, 2005

	Less Than 12 Months		More Than 12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U.S. Government and agency obligations	$73,544	$182	$87,830	$1,592	$161,374	$1,774
Corporate obligations	9,776	238	38,792	1,024	48,568	1,262
Other bonds and obligations	17,722	157	45,884	923	63,606	1,080
Marketable and trust preferred equity obligations	3,867	122	24,643	977	28,510	1,099
Mortgage-backed securities	1,068,954	15,506	752,101	22,370	1,821,055	37,876

Total securities with unrealized losses	$1,173,863	$16,205	$949,250	$26,886	$2,123,113	$43,091

	December 31, 2004

	Less Than 12 Months		More Than 12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U.S. Government and agency obligations	$171,661	$1,446	$-	$-	$171,661	$1,446
Corporate obligations	43,275	303	9,907	92	53,182	395
Other bonds and obligations	93,719	803	1,974	26	95,693	829
Marketable and trust preferred equity obligations	12,243	535	23,807	542	36,050	1,077
Mortgage-backed securities	911,945	7,306	86,148	1,477	998,093	8,783

Total securities with unrealized losses	$1,232,843	$10,393	$121,836	$2,137	$1,354,679	$12,530

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Of the issues summarized above, 213 had unrealized losses for less than twelve months, and 242 had unrealized losses for twelve months or more as of December 31, 2005. Management believes that no individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions. The unrealized losses reported for trust-preferred securities, corporate obligations and other bonds and obligations relate to securities that are investment grade, and the unrealized losses on these securities are attributable to changes in market interest rates. The Company has the intent and ability to hold these securities for the time necessary to recover the unrealized losses.

As of December 31, 2005, the amortized cost and fair values of debt securities and short-term obligations, by contractual maturity, are shown below. Expected maturities may differ from contracted maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value

December 31, 2005
Due in one year or less	$179,149	$178,574	$150	$150
Due after one year through five years	154,618	152,198	2,490	2,429
Due after five years through ten years	13,203	13,013	1,490	1,477
Due after ten years	20,365	20,239	500	500
Mortgage-backed and asset-backed securities	1,936,348	1,899,465	87,104	86,151

Total debt securities	$2,303,683	$2,263,489	$91,734	$90,707

Securities with an amortized cost of $6.5 million and a fair value of $6.4 million at December 31, 2005 were pledged to secure public deposits.

The following is a summary of realized gains and losses on sales of securities available for sale during the periods presented:

	Debt Securities			Equity Securities

	Year Ended		Nine Months	Year Ended		Nine Months
	December 31,		Ended	December 31,		Ended
			December 31,			December 31,
(In thousands)	2005	2004	2003	2005	2004	2003

Realized gains	$40	$987	$140	$-	$44	$13
Realized losses	-	(411)	-	-	(4)	-

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

6.     Loans

The composition of the Company’s loan portfolio was as follows:
	December 31,
(In thousands)	2005	2004

Residential real estate	$1,650,527	$1,576,046
Commercial real estate	768,582	731,309
Commercial business	314,562	325,835
Consumer
Home equity and equity lines of credit	520,290	475,051
Other	22,745	36,416

Total consumer	543,035	511,467

Total loans	3,276,706	3,144,657
Allowance for loan losses	(35,552)	(36,163)

Total loans, net	$3,241,154	$3,108,494

As of December 31, 2005 and 2004, the Company’s residential real estate loan portfolio was entirely collateralized by one- to four- family homes and condominiums, located predominantly in Connecticut. The commercial real estate loan portfolio was collateralized primarily by multi-family, commercial and investment properties predominantly located in Connecticut. A variety of different assets, including accounts receivable, inventory and property and plant and equipment, collateralized the majority of business loans.

Mortgage Servicing Rights

The components of mortgage servicing rights are as follows:
	Year Ended
	December 31,		Nine Months Ended
			December 31,
(In thousands)	2005	2004	2003

Mortgage servicing rights
Balance at beginning of year	$2,058	$1,933	$2,188
Additions	549	730	273
Amortization	(540)	(588)	(760)
Change in valuation allowance	635	(17)	232

Balance, end of period	$2,702	$2,058	$1,933

Valuation reserve
Balance at beginning of year	$(748)	$(731)	$(963)
Net reductions (additions)	635	(17)	232

Balance, end of period	$(113)	$(748)	$(731)

At December 31, 2005 and December 31, 2004 the fair value of the capitalized mortgage servicing rights approximated its carrying value. The Company services residential real estate mortgage loans that it has sold without recourse to third parties. The aggregate of loans serviced for others approximates $282.8 million and $287.6 million as of December 31, 2005 and 2004, respectively.

Related Party Loans
As of December 31, 2005 and 2004, loans to related parties totaled approximately $154,000 and $180,000, respectively. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, immediate family members and owners of 10% or more of the Company’s stock. For the years ended December 31, 2005 and 2004, all related party loans were performing.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Allowance for Loan Losses
The following is an analysis of the allowance for loan losses for the periods presented:

	Year Ended		Nine Months
	December 31,		Ended
			December 31,
(In thousands)	2005	2004	2003

Balance at beginning of period	$36,163	$17,669	$18,932
Net allowances gained through acquisitions	-	21,498	-
Provision charged to operation	400	600	-
Recoveries on loans previously charged off	2,634	1,608	1,580
Loans charged off	(3,645)	(5,212)	(2,843)

Balance at end of period	$35,552	$36,163	$17,669

Nonperforming Assets
Nonperforming assets include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, renegotiated loans due to a weakening in the financial condition of the borrower and other real estate owned. There were no accruing loans included in the Company’s nonperforming assets as of December 31, 2005 and 2004. As of December 31, 2005 and 2004, nonperforming assets were:

	December 31,
(In thousands)	2005	2004

Non-accrual loans	$7,391	$10,233
Renegotiated loans	-	-
Other real estate owned	-	-

Total nonperforming assets	$7,391	$10,233

For the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003 had interest been accrued at contractual rates on nonaccrual and renegotiated loans, such income would have approximated $558,000, $562,000 and $168,000, respectively. As of December 31, 2005, 2004 and 2003, no significant additional funds were committed to customers whose loans have been renegotiated or were nonperforming.

Impaired Loans
As of December 31, 2005 and 2004, the recorded investment in loans considered to be impaired was approximately $4.3 million and $7.5 million, respectively. As of December 31, 2005 and 2004, all loans considered impaired by the Company had an allowance for loan losses totaling approximately $524,000 and $396,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003 was approximately $8.0 million, $7.1 million and $2.1 million, respectively. For the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003 interest income recognized on impaired loans was approximately $824,000, $648,000 and $273,000, respectively. As of December 31, 2005, there were no commitments to lend additional funds for loans considered impaired.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

7.     Premises and Equipment

As of December 31, 2005 and 2004, premises and equipment consisted of:
	December 31,
(In thousands)	2005	2004

Land and land improvements	$3,246	$4,379
Buildings	60,814	61,265
Furniture and equipment	44,252	41,279
Leasehold improvements	5,004	4,787

	113,316	111,710
Less accumulated depreciation and amortization	(62,917)	(58,006)

Premises and equipment, net	$50,399	$53,704

Total depreciation and amortization expenses amounted to $5.9 million and $6.4 million for the years ended December 31, 2005 and 2004, respectively and $3.0 million for the nine months ended December 31, 2003.

8.     Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the year ended December 31, 2005 are summarized as follows:

			Other	Total
		Core Deposit	Identifiable	Identifiable
		and Customer	Intangible	Intangible
(In thousands)	Goodwill	Relationships	Assets	Assets

Balance, December 31, 2004	$417,307	$49,359	$6,644	$56,003
Trust Company acquisition	6,197	7,277	-	7,277
Adjustments to purchase accounting estimates	932	-	-	-
Amortization expense	-	(7,580)	(3,119)	(10,699)

Balance, December 31, 2005	$424,436	$49,056	$3,525	$52,581

Estimated amortization expense for the year ending:
2006		$5,721	$1,938	$7,659
2007		5,641	983	6,624
2008		5,641	27	5,668
2009		5,641	13	5,654
2010		5,641	-	5,641
Thereafter		20,771	-	20,771

The components of identifiable intangible assets are as follows:
	Original		Balance
	Recorded	Cumulative	December 31,
(In thousands)	Amount	Amortization	2005

Identifiable intangible assets
Core deposit and customer relationship	$64,138	$15,082	$49,056
Other	10,721	7,196	3,525

Total	$74,859	$22,278	$52,581

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

9.     Other Assets

Selected components of other assets are as follows:
	December 31,
(In thousands)	2005	2004

Deferred tax asset	$27,971	$26,488
Current Federal income tax receivable	2,579	17,845
Accrued interest receivable	25,684	21,058
Prepaid pension	11,921	-
Wire transfer for January 2, 2006 Cornerstone acquisition	14,254	-
Receivable arising from securities transactions	3,262	4,403
Investments in limited partnerships and other investments	7,997	6,556
Mortgage servicing rights	2,702	2,058

10.     Deposits

A summary of deposits by account types is as follows:
	December 31,
(In thousands)	2005	2004

Savings	$781,346	$942,363
Money market	554,079	806,035
NOW	342,268	345,539
Demand	486,528	448,670
Time	1,633,891	1,159,405

Total deposits	$3,798,112	$3,702,012

A summary of time deposits by remaining period to maturity is as follows:
	December 31,
(In thousands)	2005	2004

Within three months	$353,563	$248,503
After three months, but within one year	903,201	502,929
After one year, but within three years	299,368	311,588
After three years	77,759	96,385

Total time deposits	$1,633,891	$1,159,405

As of December 31, 2005 and 2004 time deposits in denominations of $100,000 or more were approximately $483.8 million and $243.2 million respectively. Interest expense paid on these deposits was approximately $13.4 million, $5.1 million and $1.8 million for the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003, respectively.

11.     Borrowings

A summary of the Company’s borrowings is as follows:

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	December 31,	Weighted	December 31,	Weighted
(Dollars in thousands)	2005	Average Rate	2004	Average Rate

FHLB advances (1)	$1,191,280	3.87%	$860,009	3.68%
Repurchase agreements	179,970	2.80	194,972	1.21
Mortgage loans payable	1,716	5.41	1,830	5.51
Junior subordinated debentures issued to affiliated trusts (2)	7,809	7.34	8,005	7.34

Total borrowings	$1,380,775	3.75%	$1,064,816	3.25%

(1) Includes fair value adjustments on acquired borrowings of $18.2 million and $24.3 million at December 31, 2005 and 2004, respectively.
(2) Includes fair value adjustments on acquired borrowings of $700,000 and $900,000 at December 31, 2005 and 2004, respectively.

The following schedule presents the contractual maturities of the Company’s borrowings as of December 31, 2005.

(In thousands)	2006	2007	2008	2009	2010	2011+	Total

FHLB advances (1)	$73,500	$206,661	$270,550	$111,874	$120,574	$389,905	$1,173,064
Repurchase agreements	179,970	-	-	-	-	-	179,970
Mortgage loans payable	-	-	-	-	-	1,716	1,716
Junior subordinated debentures issued to affiliated trusts (2)	-	-	-	-	-	7,109	7,109

Total borrowings	$253,470	$206,661	$270,550	$111,874	$120,574	$398,730	$1,361,859

(1) Balances are contractual maturities and exclude $18.2 million in fair value adjustments on acquired balances.
(2) Balances are contractual maturities and exclude $700,000 in fair value adjustments on acquired balances.

FHLB advances are secured by the Company’s investment in FHLB stock and a blanket security agreement. This agreement requires the Bank to maintain as collateral, certain qualifying assets, principally, mortgage loans. At December 31, 2005 and 2004, the Bank was in compliance with the FHLB collateral requirements. At December 31, 2005, the Company had additional borrowing capacity with the FHLB of $181.1 million, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity would be available by pledging eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window which was approximately $193.5 million as of December 31, 2005, all of which was available on that date. At December 31, 2005, all of the Company’s outstanding FHLB advances were at fixed rates.

12.     Pension and Other Postretirement Benefit Plans

Defined Benefit and Other Postretirement Plans
The Company provides various defined benefit pension plans and other postretirement benefit plans (postretirement health and life insurance benefits) to substantially all employees, including employees of the former Connecticut Bancshares, Alliance and Trust Company. Former employees of Connecticut Bancshares and Alliance retained as employees of the Company after the acquisition became eligible for the Company’s defined benefit pension plan and postretirement benefit plans as of the merger date, but received no credit for past service except for eligibility and vesting purposes. Plan benefits of the former Connecticut Bancshares and Alliance defined benefit pension plans and postretirement benefit plans were frozen as of the acquisition date, and plan assets were merged into the Company’s existing plans during 2005. The fair values of the net liabilities associated with the obligations assumed for the former Connecticut Bancshares and Alliance plans have been recorded as a purchase accounting adjustment.

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

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The following table sets forth changes in the benefit obligation, changes in Plan assets and the funded status of the Plans for the periods ended December 31, 2005 and 2004. The table also provides a reconciliation of the Plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets:

			Supplemental
			Executive		Other Postretirement
	Qualified Pensions		Retirement Plans		Benefits
(In thousands)	2005	2004	2005	2004	2005	2004

Change in benefit obligation
Projected benefit obligation at beginning of year	$83,641	$28,585	$10,132	$8,731	$6,910	$1,368
Acquired benefit obligation	-	49,400	-	2,493	-	4,614
Service cost	2,841	2,283	413	337	172	119
Interest cost	4,692	3,746	567	532	377	268
Plan participant contributions	-	-	-	-	224	-
Plan ammendments	-	659	-	49	-	-
Actuarial loss (gain)	(2,183)	1,564	612	606	(775)	733
Benefits paid	(4,209)	(2,596)	(556)	(529)	(565)	(192)
Curtailments, settlements, special termination benefits	-	-	-	(2,086)	-	-

Projected benefit obligation at end of year	84,782	83,641	11,168	10,133	6,343	6,910

Change in plan assets
Fair value of plan assets at beginning of year	61,118	24,308	-	-	-	-
Acquired plan assets	-	37,568	-	-	-	-
Actual return on plan assets	6,578	1,838	-	-	-	-
Employer contributions	28,440	-	556	529	341	192
Plan participant contributions	-	-	-	-	224	-
Benefits paid	(4,209)	(2,596)	(556)	(529)	(565)	(192)

Fair value of plan assets at end of year	91,927	61,118	-	-	-	-

Funded status at end of year	7,145	(22,523)	(11,168)	(10,133)	(6,343)	(6,910)
Employer contributions after measurement date	-	3,818	139	139	80	98
Unrecognized transition obligation	-	-	-	-	271	323
Unrecognized prior service cost	696	746	85	112	-	-
Unrecognized net actuarial loss (gain)	4,080	7,911	56	30	(98)	674
Additional minimum liability	-	(5,414)	(79)	(55)	-	-

Net amount recognized in Company’s consolidated balance sheets	$11,921	$(15,462)	$(10,967)	$(9,907)	$(6,090)	$(5,815)

Accumulated benefit obligation	$78,680	$78,438	$9,316	$8,903	$6,343	$6,910

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The components of net periodic pension cost for the periods indicated were as follows (in thousands):

	Year Ended		Nine Months
	December 31,		Ended
			December 31,
Qualified pension	2005	2004	2003

Service cost - benefits earned during the period	$2,841	$2,283	$722
Interest cost on projected benefit obligation	4,693	3,746	1,164
Expected return on plan assets	(5,036)	(4,205)	(1,601)
Amortization and deferral	51	(133)	15
Recognized net loss (gain)	105	93	(103)

Net periodic pension cost	$2,654	$1,784	$197

Supplemental retirement plans

Service cost - benefits earned during the period	$413	$337	$303
Interest cost on projected benefit obligation	567	532	370
Expected return on plan assets	-	-	-
Amortization and deferral	27	28	604
Recognized net loss	585	999	-
Additional amount due to settlement, curtailment or special termination benefits	-	(2,033)	-
Additional amount recognized due to creation of SERP	-	1,090	-

Net periodic benefit cost	$1,592	$953	$1,277

Other postretirement benefits

Service cost - benefits earned during the period	$172	$119	$16
Interest cost on projected benefit obligation	377	268	54
Expected return on plan assets	-	-	-
Amortization and deferral	52	52	39
Recognized net gain	(2)	(5)	(9)

Net periodic benefit cost	$599	$434	$100

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Other
	Qualified	Nonqualified	Postretirement
(In thousands)	Pensions	Pensions	Benefits

2006	$4,125	$556	$678
2007	4,181	555	626
2008	4,286	562	519
2009	4,391	585	510
2010	4,526	609	451
2011 - 2015	25,855	3,805	2,229

Significant actuarial assumptions used in determining the actuarial present value of the projected obligation were as follows:

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Assumptions used to determine benefit obligations as of December 31,
	2005	2004

Discount Rate	5.50%	5.75%
Rate of compensation increase	4.00	4.00

Assumptions used to determine net periodic cost for years ended December 31,
	2005	2004

Discount rate (1)	5.75%	6.00%
Expected return on plan assets	8.25	8.25
Rate of compensation increase	4.00	4.00

(1) Purchase accounting calculation was performed at April 1, 2004 on the acquired pension plans using a discount rate of 5.75%.

Assumed health care cost trends rates at December 31,
	2005	2004

Health care cost trend rate assumed for next year	11.00%	12.00%
Rate that the cost trend rate gradually declines to	5.00	5.00
Year that the rate reaches the rate it is assumed to remain at	2011	2011

Effect of one-percentage change in assumed health care cost trend rates in 2005

(In thousands)	1% Increase	1% Decrease

Effect on total service and interest components	$45	$(37)
Efect on postretirement benefit obligation	318	(281)

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

The asset allocation of Plan assets reflects the Company’s long-term return expectations and risk tolerance in meeting the financial objectives of the Plan. Plan assets should be adequately diversified by asset class, sector and industry to reduce the downside risk to total Plan results over short-term time periods, while providing opportunities for long-term appreciation.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The following table summarizes the Plan’s weighted-average asset allocation for the periods indicated and the Plan’s long-term asset allocation structure.

	Actual percentage of fair value		Allocation
Asset Class	2005	2004	Range

Equity securities	62.1%	61.0%	50 - 70%
Debt securities	35.3	37.0	25 - 45
Other	2.6	2.0	-

Cash held by a particular manager will be viewed as belonging to the asset class in which the manager primarily invests. It is expected that individual managers over time will exceed the median return of the appropriate manager universe composed of professionally managed institutional funds in the same asset class and style.

Rebalancing and Investment of New Contributions
These asset allocation ranges are guidelines and deviations may occur periodically as a result of market movements. In order to balance the benefits of rebalancing with associated transaction costs, assets will be rebalanced if they are outside the range noted above based on quarter-end market values. In addition, the Retirement and Investment Committee reserves the right to rebalance at any time it deems necessary and prudent. New contributions to the Plan assets will be invested in a manner that rebalances the Plan assets to the greatest extent possible.

Plan Contributions
The Company expects to contribute $0 to the pension plan, $556,000 to the SERP and $678,000 to its other postretirement plan in 2006.

Savings and Profit Sharing Plans
The NewAlliance Bank 401(k) Savings Plan (the “Savings Plan”) is a tax qualified defined contribution plan with a qualified cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. The Savings Plan currently provides participants with savings and retirement benefits based on employee deferrals of compensation and a matching feature provided through the Company’s ESOP.

Cash contributions made by the Bank to the Savings Plan maintained for employees meeting certain eligibility requirements amounted to $104,000 for the year ended December 31, 2004 and $433,000 for the nine months ended December 31, 2003. No cash contributions were made for the year ended December 31, 2005.

In connection with the conversion of the Bank to a state-chartered stock bank, the Company established an ESOP in April 2004, to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Company’s discretionary contributions to the ESOP over a period of 30 years. The unallocated ESOP shares are pledged as collateral on the loan.

At December 31, 2005, the loan had an outstanding balance of $106.4 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding for purposes of computing earnings per share and are shown as a reduction of shareholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the year ended December 31, 2005 and 2004 was approximately $3.6 million and $2.3 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The ESOP shares as of December 31, 2005 were as follows:

Shares released for allocation	415,108
Unreleased shares	7,039,454

Total ESOP shares	7,454,562

Market value of unreleased shares at
December 31, 2005 (in thousands)	$102,354

In April of 2004, the Company also established a supplemental profit sharing plan and a supplemental ESOP (the “Supplemental Savings Plans”) that provide benefits for certain key executive officers, which are unfunded. Compensation expense related to the Supplemental Savings Plans was $529,000 and $277,000 for the years ended December 31, 2005 and 2004, respectively.

13.     Share-Based Compensation

As provided for under the Company’s 2005 Long-Term Compensation Plan (the “LTCP”), on June 17, 2005 the Company’s Compensation Committee awarded 8,551,600 stock options at an exercise price of $14.39 and 3,424,500 restricted stock awards with a value of $14.39 to directors and selected employees. An additional 215,000 stock options were awarded during the second half of 2005 at a weighted-average exercise price of $14.71.

The options are for a term of 10 years and will vest 40% at year-end 2005, and 20% at year-end of each of the years 2006 through 2008. It is anticipated that the implementation of SFAS No. 123R will result in an after tax increase in expense of approximately $3.1 million, $3.0 million and $2.8 million in 2006, 2007 and 2008, respectively. The weighted-average strike price of options granted under the LTCP was $14.40 as of December 31, 2005. The weighted-average option grant-date fair value of $2.61 was determined using the Black-Scholes Option Pricing Model and the following weighted-average assumptions: risk-free interest rate of 3.81%, expected life of 3.84 years, expected volatility of 19.85% and an expected dividend yield of 1.53%. Approximately 3.5 million options became exercisable as of the close of business on December 31, 2005. No options were exercised and 9,500 options had been forfeited as of December 31, 2005.

The restricted stock will vest 15% on January 1st of each of the years beginning 2006 through 2011 and 10% on January 1, 2012, while the associated expense on the awarded stock will be recorded from the award date through 2011. For the year ended December 31, 2005, the Company recorded after tax expense of $5.7 million and will record an after tax expense of approximately $6.0 million, $5.8 million, $5.2 million, $4.9 million, $4.8 million and $3.1 million in calendar years 2006 through 2011, respectively in connection with the restricted stock awards.

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123:

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

				Nine Months
	Year Ended			Ended
	December 31,			December 31,

(In thousands, except per share data)	2005	2004		2003

Net income, as reported	$52,599		$4,069	$12,076
Add: Stock-based employee compensation
expense included in reported net income, net of
related tax effects	5,851		-	-
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	11,799		-	-

Proforma net income	$46,651		$4,069	$12,076

Basic EPS
As reported	$0.50	$	n/a	$ n/a
Proforma	0.44		n/a	n/a
Diluted EPS
As reported	$0.50	$	n/a	$ n/a
Proforma	0.44		n/a	n/a

14.     Income Taxes

The components of income tax expense are summarized as follows:

			Nine Months
	Year Ended		Ended
	December 31,		December 31,

(In thousands)	2005	2004	2003

Current tax expense (benefit)
Federal	$22,128	$6,297	$5,191
State	53	78	(286)

Total current	22,181	6,375	4,905

Deferred tax expense (benefit) net of valuation reserve
Federal	5,213	(5,851)	1,084
State	-	-	-

Total deferred	5,213	(5,851)	1,084

Total income tax expense	$27,394	$524	$5,989

For the year ended December 31, 2005 and 2004 and the nine months ended December 31, 2003, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

			Nine Months
	Year Ended		Ended
	December 31,		December 31,

(In thousands)	2005	2004	2003

Provision for income taxes at statutory rate	$27,998	$1,608	$6,323
Increase (decrease) in taxes resulting from:
State income tax expense (benefit)	34	50	(186)
Dividends received deduction	(382)	(275)	(88)
Bank-owned life insurance	(846)	(640)	-
Low income housing and other tax credits	(78)	(261)	(292)
Excess compensation - 162(m)	544	-	-
Valuation allowance adjustment, charitable contribution	373	-	-
Valuation allowance adjustment, capital loss	(64)	-	-
Tax exempt obligations	(211)	-	-
Other, net	26	42	232

Provision for income taxes	$27,394	$524	$5,989

The tax effects of temporary differences and tax carryforwards that give rise to deferred tax assets and liabilities are presented below:

	December 31,
(In thousands)	2005	2004

Deferred tax assets
Bad debts	$14,343	$14,589
Pension and postretirement benefits	4,169	12,676
Certificate of deposits	2,260	4,594
Borrowings	11,967	14,120
Noncompete agreements	3,087	2,090
Charitable contribution carryover	20,586	20,984
Federal net operating loss carryover	1,127	1,711
State net operating loss carryover	11,223	6,071
Unrealized loss on available for sale securities	14,142	2,048
Restricted stock	2,712	-
Other, net	2,145	257

Total gross deferred tax assets	87,761	79,140
Less valuation allowance	(19,110)	(14,096)

Total deferred tax assets, net of valuation allowance	68,651	65,044
Deferred tax liabilities
Core deposit intangible	19,669	19,682
Loans	2,836	3,792
Premises and equipment, principally due to difference in depreciation	2,657	681
Limited partnerships	4,432	4,334
Net deferral of loan origination costs	2,906	3,006
Bond accretion	920	762
Investments	6,043	5,728
Other	1,217	571

Total gross deferred tax liabilities	40,680	38,556
Net deferred tax asset	$27,971	$26,488

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The allocation of deferred tax benefit involving items charged to income, items charged directly to stockholders’ equity and items charged to goodwill are as follows:

	Year Ended December 31,				Nine Months Ended
	2005		2004		December 31,2004

(In thousands)	Federal	State	Federal	State	Federal	State

Deferred tax (benefit) expense allocated to:
Stockholders’ equity, tax effect of unrealized losses
on marketable equity securities	$(12,060)	$-	$(2,410)	$-	$(446)	$-
Stockholders’ equity, tax benefit for difference between
book and tax basis for the Foundation contribution,
net of a $3.7 million valuation allowance	-	-	(2,569)	-	-	-
Stockholders’ equity, tax impact of change in minimum
pension liability	1,887	-	(1,914)	-	-	-
Goodwill	3,477	-	(11,184)	-	-	-
Income (loss)	5,2l3	-	(5,851)	-	2,182	-

Total deferred tax (benefit) expense	$(1,483)	$-	$(23,928)	$-	$1,736	$-

Management believes it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance.

The Company has federal net operating loss carryforwards of $3.2 million at December 31, 2005, which expire in 2024. This carryforward is from the acquisition of Alliance and is subject to limitation under Internal Revenue Code Section 382. The yearly limitation on usage of the net operating loss is $3.3 million and management expects to utilize this carryforward in 2006. The Company has state net operating loss carryforwards at December 31, 2005 of $230.0 million of which $68.2 million expires between 2020 and 2024, $84.8 million expires in 2025 and $77.0 million expires in 2026. As of December 31, 2005 and 2004, the Company had a valuation allowance of $13.5 million and $8.9 million, respectively, against its state deferred tax asset, including the state net operating loss carryforwards, in connection with the creation of a Connecticut passive investment company pursuant to legislation enacted in 1998. Under this legislation, Connecticut passive investment companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax. During 2005, the Company increased its valuation allowance by $4.6 million to offset an increase in the state deferred tax asset attributable to net deductible temporary differences and net operating loss carryforwards arising during the year.

At December 31, 2005, the Company has charitable contribution carryforwards of $54.0 million, which expire in 2009. The charitable contribution carryforward primarily resulted from the charitable contribution of 4,000,000 shares of the Company’s stock and $40,000 of cash to the NewAlliance Foundation in 2004. The utilization of charitable contributions for any tax year is limited to 10% of taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. A corporation is permitted to carry over to the five succeeding tax years contributions that exceeded the 10% limitation, but deductions in those years are also subject to the maximum limitation. At December 31, 2005 and 2004, the Company has a valuation allowance of $5.2 million and $4.9 million, respectively against charitable contributions that are expected to expire in 2009 unused based on Management’s estimate of future taxable income. The estimate of future taxable income is based on significant judgment as to the amount and timing of various income and expense amounts. Management will reassess the estimate of future taxable income as facts and circumstances dictate. Changes in judgment concerning future taxable income may result in a change to the valuation allowance.

Capital losses can only be used to offset capital gains. Excess losses over gains can be carried back three years or carried forward five years. As of December 31, 2005, there is a partial valuation allowance of $331,000 for the tax effect of capital loss carryforwards associated with realized and unrealized capital losses on capital assets. $253,000 of this partial valuation allowance does not have an impact on earnings. The valuation allowance increased by $10,000 of which $64,000 was credited to continuing operations, $34,000 was charged to equity and $40,000 was charged to goodwill relating to the Trust Company acquisition.

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

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

December 31, 1951. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.

15.     Commitments and Contingencies

Cash and Due from Banks Withdrawal and Usage Restrictions
The Company is required to maintain reserves against its transaction accounts and non-personal time deposits. As of December 31, 2005, and 2004, the Company was required to have deposits at the Federal Reserve Bank of approximately $26.8 million and $33.0 million, respectively, to meet these requirements.

Leases
The Company leases certain of its premises and equipment under lease agreements, which expire at various dates through September 30, 2012. The Company has the option to renew certain of the leases at fair rental values. Rental expense was approximately $2.2 million for the year ended December 31, 2005 and 2004, respectively and $708,000 for the nine months ended December 31, 2003.

Future minimum payments, by fiscal year in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following:

(In thousands)	Amount

2006	$2,045
2007	1,893
2008	1,678
2009	1,431
2010	1,188
thereafter	2,439

Total	$10,674

Commitments to Extend Credit
 The table below shows commitments to extend credit as of December 31, 2005.

	December 31,
(In thousands)	2005	2004

Loan commitments	$68,160	$47,865
Unadvanced portion of construction loans	98,360	71,768
Standby letters of credit	11,701	8,103
Unadvanced portion of lines of credit	491,977	474,967

Total commitments	$670,198	$602,703

Forward sale commitments are entered into with respect to certain individual residential loan origination commitments, with delivery conditional on the closing of the related loans. The forward sale commitments generally require delivery within 60 days from application of the related loan, and conformity with standard secondary market guidelines including loan documentation. The total outstanding amount of forward mortgage sale commitments was $2.0 million at December 31, 2005 and $1.1 million at December 31, 2004. The Company has no other off-balance sheet financial instruments that qualify as derivative instruments. Changes in the fair value of forward sale commitments and related origination commitments are equal in amount due to the Bank’s practice of entering into a sale commitment at the time it issues an origination commitment for a particular loan. Forward sales commitments related to closing loans are accounted for as fair value hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Because the forward sale commitments relate to specific closed loans, changes in the fair value of the forward commitments offset changes in the fair value of the related loans.

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

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

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

Investment Commitments
As of December 31, 2005, and 2004, the Company was contractually committed under four limited partnership agreements to make additional partnership investments of approximately $3.7 million and $4.2 million, respectively.

Litigation
There are various legal proceedings and unasserted claims against the Company arising out of its business. Although it is not feasible to predict with certainty the outcome of any of these cases, in the opinion of management and based on discussions with legal counsel, the outcome of these matters is not expected to result in a material adverse effect on the financial position or future operating results of the Company.

A conversion-related civil action was brought against the Company in June, 2004. This action was brought in U.S. District Court, New Haven, Connecticut. The plaintiffs are 10 entities who claim that their right to purchase stock in the Company’s conversion offering was improperly limited by the Company because of its allegedly wrongful determination that those entities were acting in concert with other entities whose subscription rights were also restricted, and because the Company improperly communicated that determination to the plaintiffs. Monetary damages are sought based on the number of shares they allege they should have been allowed to purchase multiplied by the stock’s initial appreciation following the conversion. The Company disputes the plaintiffs’ allegations and intends to defend the case vigorously. On November 3, 2005, the Court granted Summary Judgment in favor of the Company and denied the Summary Judgment motion of the plaintiffs. The plaintiffs have appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit, which will consider the appeal in its normal course of business.

16.     Stockholders’ Equity

At December 31, 2005, stockholders’ equity amounted to $1.31 billion, or 20.0% of total assets, compared to $1.42 billion, or 22.6%, at December 31, 2004. The Company paid cash dividends of $0.21 and $0.08 per share on common stock during the years ended December 31, 2005 and 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Management believes that as of December 31, 2005 and December 31, 2004 the Company and the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no events or conditions, which have occurred subsequent to the notification that would change the Bank’s

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

capital category. The following is a summary of the Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004, compared to the required amounts and ratios for minimum capital adequacy and for classification as a well capitalized institution:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
December 31, 2005
Tier 1 Capital (to Average Assets)	$601,971	10.0%	$241,043	4.0%	$301,303	5.0%
Tier 1 Capital (to Risk Weighted Assets)	601,971	17.6	136,899	4.0	205,349	6.0
Total Capital (to Risk Weighted Assets)	637,523	18.6	273,798	8.0	342,248	10.0

December 31, 2004
Tier 1 Capital (to Average Assets)	$577,347	10.0%	$231,248	4.0%	$289,060	5.0%
Tier 1 Capital (to Risk Weighted Assets)	577,347	16.5	139,991	4.0	209,987	6.0
Total Capital (to Risk Weighted Assets)	613,510	17.5	279,982	8.0	349,978	10.0

NewAlliance Bancshares, Inc.
December 31, 2005
Tier 1 Capital (to Average Assets)	$866,567	14.3%	$242,239	4.0%	$302,799	5.0%
Tier 1 Capital (to Risk Weighted Assets)	866,567	25.0	138,686	4.0	208,029	6.0
Total Capital (to Risk Weighted Assets)	902,119	26.0	277,372	8.0	346,715	10.0

December 31, 2004
Tier 1 Capital (to Average Assets)	$946,496	16.3%	$231,958	4.0%	$289,948	5.0%
Tier 1 Capital (to Risk Weighted Assets)	946,496	27.0	140,308	4.0	210,462	6.0
Total Capital (to Risk Weighted Assets)	989,764	28.2	280,615	8.0	350,769	10.0

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

Share Repurchase Plan
On May 9, 2005, the Company’s Board of Directors authorized the repurchase of up to approximately 10.7 million shares or 10% of the then outstanding Company common stock. The Company had repurchased approximately 9.5 million shares of common stock at a weighted average price of $14.58 per share as of December 31, 2005. On January, 31, 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. There is no set expiration date for either of the repurchase plans.

Liquidation Account
As part of the conversion to a stock bank on April 1, 2004, the Bank established a liquidation account for the benefit of account holders in an amount equal to the Bank’s capital of $403.8 million as of September 30, 2003. The liquidation account will be maintained for a period of ten years after the conversion for the benefit of those deposit account holders who qualified as eligible account holders at the time of the conversion and who have continued to maintain their eligible deposit balances with the Bank following the conversion. The liquidation account, which totaled $195.5 million at December 31, 2005 is reduced annually by an amount equal to the decrease in eligible deposit balances, notwithstanding any subsequent increases in the account. In the event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive his/her proportionate interest in the liquidation account, after the payment of all creditors’ claims, but before distributions to the Company as the sole stockholder of the Bank. The Bank may not declare or pay a dividend on its capital stock if its effect would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

17.     Other Comprehensive Income

The following table summarizes the components of comprehensive income (loss) and other comprehensive loss and the related tax effects for the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003.

			Nine Months
	Year Ended		Ended
	December 31,		December 31,

(In thousands)	2005	2004	2004

Net income	$52,599	$4,069	$12,076
Other comprehensive loss, before tax
Unrealized losses on securities
Unrealized holding losses arising during the period	(34,516)	(6,477)	(3,301)
Reclassification adjustment for gains included in net income	(40)	(616)	(153)
Minimum pension liability adjustment	5,390	(5,469)	-

Other comprehensive loss, before tax	(29,166)	(12,562)	(3,454)
Income tax benefit net of valuation allowance (1)	10,173	4,324	1,229

Other comprehensive loss, net of tax	(18,993)	(8,238)	(2,225)
Comprehensive income (loss)	$33,606	$(4,169)	$9,851

(1)
Income tax benefit related to securities losses was $12.1 million, $2.4 million and $1.2 million, respectively for the years ended December 31, 2005 and 2004 and the nine months ended December 31, 2003. Income tax expense related to the minimum pension liability was $1.9 million compared to an income tax benefit of $1.9 million, respectively for the years ended December 31, 2005 and 2004 and $0 for the nine months ended December 31, 2003. Included in the income tax benefit related to securities losses for the years ended December 31, 2005 and 2004 is a valuation allowance of $88,000 and $53,000, respectively for the tax effects of unrealized capital losses on equity securities.

18.    Earnings Per Share

The following is an analysis of the Company’s basic and diluted EPS for the periods presented:

Year Ended
December 31,
(In thousands, except per share data)	2005

Net income	$52,599
Weighted-average basic shares outstanding	105,110
Dilutive potential common shares (1)	407

Weighted-average dilutive shares outstanding	$105,517
Basic EPS	0.50
Diluted EPS	0.50

(1)
Options to purchase 215,000 shares of common stock were outstanding during the second half of 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

The conversion to a stock bank occurred on April 1, 2004, resulting in shares outstanding only for the nine months ended December 31, 2004. Therefore, earnings per share for the year ended December 31, 2004 and the nine months ended December 31, 2003 are not shown.

19.     Disclosures About Fair Value of Financial Instruments

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

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

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

Cash and cash equivalents
Carrying value is assumed to represent fair value for cash and due from banks and short-term investments, which have original maturities of 90 days or less.

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

Borrowed Funds
The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings.

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of the periods presented:

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amounts	Fair Value	Amounts	Fair Value

Financial Assets
Cash and due from banks	$127,290	$127,290	$101,099	$101,099
Short-term investments	46,497	46,497	100,000	100,000
Investment securities	2,455,205	2,454,178	2,283,701	2,283,701
Loans held for sale	1,222	1,222	501	501
Loans, net	3,241,154	3,243,241	3,108,494	3,173,662
Accrued income receivable	25,684	25,684	21,058	21,058

Financial Liabilities
Interest and non-interest bearing checking, savings
and money market accounts	$2,164,221	$2,164,221	$2,542,607	$2,542,607
Time deposits	1,633,891	1,618,983	1,159,405	1,151,151
Borrowed funds	1,380,775	1,337,989	1,064,816	1,052,220

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

20.     Selected Quarterly Consolidated Information (unaudited)

The following tables present quarterly financial information of the Company for 2005 and 2004:

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands)	2005	2005	2005	2005

Interest and dividend income	$72,810	$70,523	$68,583	$64,654
Interest expense	29,342	26,583	24,085	20,451

Net interest income before provision for loan losses	43,468	43,940	44,498	44,203
Provision for loan losses	-	400	-	-

Net interest income after provision for loan losses	43,468	43,540	44,498	44,203
Non-interest income	12,088	12,372	11,177	9,887
Non-interest expense	37,909	35,763	34,057	33,511

Income before taxes	17,647	20,149	21,618	20,579
Income tax provision	5,996	7,405	7,108	6,885

Net income	$11,651	$12,744	$14,510	$13,694

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands)	2004	2004	2004	2004

Interest and dividend income	$62,137	$60,822	$58,015	$27,058
Interest expense	18,585	18,255	16,955	8,017

Net interest income before provision for loan losses	43,552	42,567	41,060	19,041
Provision for loan losses	300	-	-	300

Net interest income after provision for loan losses	43,252	42,567	41,060	18,741
Non-interest income	9,707	10,634	11,429	3,976
Non-interest expense	36,088	40,925	79,985	19,775

Income (loss) before taxes	16,871	12,276	(27,496)	2,942
Income tax provision (benefit)	5,309	4,143	(9,893)	965

Net income (loss)	$11,562	$8,133	$(17,603)	$1,977

21.     Parent Company Statements

The parent company began operations on April 1, 2004 in conjunction with the Bank’s mutual-to-stock conversion and the Parent Company’s subscription and direct community offering of its common stock. The following represents the Parent Company’s balance sheet as of December 31, 2005 and 2004, and statements of income and cash flows for the year ended December 31, 2005 and for the period April 1, 2004 through December 31, 2004.

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Balance Sheet
	December 31,
(In thousands)	2005	2004

Assets
Interest earning and other bank deposits	$222,571	$326,152
Investment securities	197	11,185
Investment in subsidiaries	1,053,322	1,047,238
Other assets	44,613	39,295

Total assets	$1,320,703	$1,423,870

Liabilities and shareholders’ equity
Accrued interest and other liabilities	$2,726	$393
Borrowings	7,109	7,105
Shareholders equity	1,310,868	1,416,372

Total liabilities and shareholders’ equity	$1,320,703	$1,423,870

Income Statement
		For the period
	Year Ended	April 1 through
	December 31,	December 31,
(In thousands)	2005	2004

Revenues
Interest on investments	$4,751	$3,626
Other income	9	28

Total revenue	4,760	3,654

Expenses
Contribution to NewAlliance Foundation	-	40,000
Interest on long term notes and debentures	701	528
Other expenses	12,024	922

Total expenses	12,725	41,450

Loss before tax benefit and equity in undistributed net income of subsidiaries	(7,965)	(37,796)
Income tax benefit	(2,839)	(13,370)

Loss before equity in undistributed net income of subsidiaries	(5,126)	(24,426)

Equity in undistributed net income of subsidiaries	57,725	28,495

Net income	$52,599	$4,069

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Statement of Cash Flows		For the period
	Year Ended	April 1 through
	December 31,	December 31,
(In thousands)	2005	2004

Cash flows from operating activities
Net income	$52,599	$4,069
Adjustments to reconcile net income to net cash provided by operating activities
Contribution of common stock to the NewAlliance Foundation	-	40,000
Undistributed income of NewAlliance Bank	(57,725)	(28,495)
Distribution of ESOP shares	3,524	2,433
Restricted stock compensation expense	7,977	-
Deferred tax benefit	(2,052)	(11,830)
Amortization of investment securities, net	27	84
Net change in other assets and other liabilities	(863)	8,899

Net cash provided by operating activities	3,487	15,160

Cash flows from investing activities
Purchase of available for sale securities	-	(30)
Proceeds from maturities and principal reductions of available for sale securities	11,030	17,295
Net investment in bank subsidiary	42,707	(675,911)

Net cash used in investing activities	53,737	(658,646)

Cash flows from financing activities
Issuance of common stock, net of issuance costs	-	1,087,626
Acquisition of common stock by ESOP	-	(109,451)
Acquisition of treasury shares	(138,473)	-
Cash dividends paid	(22,332)	(8,537)

Net cash provided by financing activities	(160,805)	969,638

Net increase in cash and cash equivalents	(103,581)	326,152

Cash and cash equivalents, beginning of period	326,152	-

Cash and cash equivalents, end of period	$222,571	$326,152

(c)	Exhibits Required by Securities and Exchange Commission Regulation S-K

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

10.4
The NewAlliance Bank 401(k) Plan Supplemental Executive Retirement Plan. (Amended and Restated Effective December 31, 2004) Incorporated herein by reference is Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q, filed November 9, 2005.

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

10.7.1
Amended and Restated Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Peyton R. Patterson, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.1 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.

10.7.2
Amended and Restated Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Merrill B. Blanksteen, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.2 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.

10.7.3
Amended and Restated Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Gail E.D. Brathwaite, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.3 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.

10.7.4
Amended and Restated Employment Agreement between NewAlliance Bank and David H. Purcell, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.4 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.

10.7.5
Amended and Restated Employment Agreement between NewAlliance Bank and Diane L. Wishnafski, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.5 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.

10.7.6
Amended and Restated Employment Agreement between NewAlliance Bank and Brian S. Arsenault, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.6 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.

10.7.7
Amended and Restated Employment Agreement between NewAlliance Bank and J. Edward Diamond, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.7 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.

10.7.8
Amended and Restated Employment Agreement between NewAlliance Bank and Donald T. Chaffee, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.8 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.

10.7.9
Form of Change In Control Agreement dated as of January 3, 2006 between NewAlliance Bank and Koon-Ping Chan. Incorporated herein by reference is Exhibit 10.7.9 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.

10.7.10	Intentionally omitted.
10.8.1	Form of Stock Option Agreement (for outside directors). Incorporated herein by reference is Exhibit 10.8.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.
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

10.10	NewAlliance Bancshares, Inc. 2005 Long-Term Compensation Plan. Incorporated herein by reference is Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8, filed November 4, 2005.
14	Code of Ethics for Senior Financial Officers. Incorporated herein by reference is Exhibit 14 filed with the Company’s Annual Report on Form 10-KT, filed March 30, 2004.
21	Subsidiaries of NewAlliance Bancshares, Inc. and NewAlliance Bank. Incorporated herein by reference is Exhibit 21 filed with the Company’s Annual Report on Form 10-K, filed March 21, 2005.
31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
32.2	Certification of Merrill B. Blanksteen pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Merrill B. Blanksteen pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Peyton R. Patterson	February 28, 2006
Peyton R. Patterson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Peyton R. Patterson	Chairman of the Board, President and	February 28, 2006
Peyton R. Patterson	Chief Executive Officer
(principal executive officer)

/s/ Merrill B. Blanksteen	Executive Vice President, Chief Financial	February 28, 2006
Merrill B. Blanksteen	Officer and Treasurer
(principal financial officer)

/s/ Mark F. Doyle	Senior Vice President and Chief Accounting	February 28, 2006
Mark F. Doyle	Officer
(principal accounting officer)

/s/ Roxanne J. Coady	Director	February 28, 2006
Roxanne J. Coady

/s/ John F. Croweak	Director	February 28, 2006
John F. Croweak

/s/ Sheila B. Flanagan	Director	February 28, 2006
Sheila B. Flanagan

/s/ Richard J. Grossi	Director	February 28, 2006
Richard J. Grossi

/s/ Robert J. Lyons, Jr.	Director	February 28, 2006
Robert J. Lyons, Jr.

/s/ Eric A. Marziali	Director	February 28, 2006
Eric A. Marziali

/s/ Julia M. McNamara	Director	February 28, 2006
Julia M. McNamara

/s/ Gerald B. Rosenberg	Director	February 28, 2006
Gerald B. Rosenberg

/s/ Joseph H. Rossi	Director	February 28, 2006
Joseph H. Rossi

/s/ Cornell Scott	Director	February 28, 2006
Cornell Scott

/s/ Nathaniel D. Woodson	Director	February 28, 2006
Nathaniel D. Woodson

/s/ Joseph A. Zaccagnino	Director	February 28, 2006
Joseph A. Zaccagnino