Form 10-Q
period 2006-03-31
NEWALLIANCE BANCSHARES INC
filed 2006-05-08
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 001-32007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  [ X ] Yes    [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer _____	Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)		110,090,826

Class		Outstanding at May 4, 2006

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except per share data) (Unaudited)	2006	2005

Assets
Cash and due from banks, noninterest bearing	$120,508	$127,290
Short-term investments	127,425	46,497

Cash and cash equivalents	247,933	173,787
Investment securities available for sale (note 4)	2,291,386	2,363,471
Investment securities held to maturity (note 4)	109,066	91,734
Loans held for sale	795	1,222
Loans, net (note 5)	3,509,915	3,241,154
Premises and equipment, net	52,266	50,399
Cash surrender value of bank owned life insurance	62,472	57,325
Goodwill (note 6)	454,131	425,001
Identifiable intangible assets (note 6)	56,325	52,016
Other assets (note 7)	97,586	105,293

Total assets	$6,881,875	$6,561,402

Liabilities
Deposits (note 8)
Non-interest bearing	$475,439	$486,528
Savings, interest-bearing checking and money market	1,724,886	1,677,693
Time	1,725,763	1,633,891

Total deposits	3,926,088	3,798,112
Borrowings (note 9)	1,551,230	1,380,775
Other liabilities	75,543	71,647

Total liabilities	5,552,861	5,250,534

Commitments and contingencies (note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares;
none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares;
issued 117,474 shares at March 31, 2006 and 114,897 shares
at December 31, 2005	1,175	1,149
Additional paid-in capital	1,174,732	1,137,806
Unallocated common stock held by ESOP	(102,441)	(103,356)
Unearned restricted stock compensation	(39,278)	(41,302)
Treasury stock, at cost (7,383 shares at March 31, 2006 and 6,073 shares at December 31, 2005)	(107,103)	(87,998)
Retained earnings	436,364	430,971
Accumulated other comprehensive loss (note 14)	(34,435)	(26,402)

Total stockholders’ equity	1,329,014	1,310,868

Total liabilities and stockholders’ equity	$6,881,875	$6,561,402

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended
	March 31,
(In thousands, except share data) (Unaudited)	2006	2005

Interest and dividend income
Residential real estate loans	$22,385	$20,367
Commercial real estate loans	14,057	10,663
Commercial business loans	6,041	4,518
Consumer loans	8,490	6,530
Investment securities	26,186	22,152
Short-term investments	619	424

Total interest and dividend income	77,778	64,654

Interest expense
Deposits	19,007	10,792
Borrowings	14,152	9,659

Total interest expense	33,159	20,451

Net interest income before provision for loan losses	44,619	44,203

Provision for loan losses	-	-

Net interest income after provision for loan losses	44,619	44,203

Non-interest income
Depositor service charges	5,958	4,985
Loan and servicing income	756	820
Trust fees	1,666	565
Investment and insurance fees	1,610	1,799
Bank owned life insurance	636	592
Rent	807	765
Net securities gains	1	8
Net gain on sale of loans	374	44
Other	425	309

Total non-interest income	12,233	9,887

Non-interest expense
Salaries and employee benefits (notes 1 & 10)	20,541	15,420
Occupancy	3,522	3,384
Furniture and fixtures	1,786	1,560
Outside services	5,023	4,674
Advertising, public relations, and sponsorships	1,561	1,061
Amortization of identifiable intangible assets	2,469	3,307
Conversion and merger related charges	2,155	480
Other	3,352	3,625

Total non-interest expense	40,409	33,511

Income before income taxes	16,443	20,579
Income tax provision	5,423	6,885

Net income	$11,020	$13,694

Basic and diluted earnings per share (note 15)	$0.11	$0.13
Weighted-average shares outstanding (note 15)
Basic	100,222,186	106,870,790
Diluted	101,064,757	106,870,790
Dividends per share	$0.055	$0.050

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Three Months Ended March 31, 2006	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (Unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Loss	Equity

Balance December 31, 2005	108,824	$1,149	$1,137,806	$(103,356)	$(41,302)	$(87,998)	$430,971	$(26,402)	$1,310,868
Common stock issued for acquisition	2,577	26	35,826						35,852
Dividends declared ($0.055 per share)							(5,627)		(5,627)
Allocation of ESOP shares, net of tax			(43)	915					872
Treasury shares acquired (note 13)	(1,310)					(19,105)			(19,105)
Restricted stock expense					2,024				2,024
Stock option expense			1,143						1,143
Comprehensive income:
Net income							11,020		11,020
Other comprehensive loss, net of tax (note 14)								(8,033)	(8,033)

Total comprehensive income									2,987

Balance March 31, 2006	110,091	$1,175	$1,174,732	$(102,441)	$(39,278)	$(107,103)	$436,364	$(34,435)	$1,329,014

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In thousands) (Unaudited)	2006	2005

Cash flows from operating activities
Net income	$11,020	$13,694
Adjustments to reconcile net income to net cash provided by operating activities
Restricted stock compensation expense	2,024	-
Option compensation expense	1,143	-
ESOP expense including tax effect of release	872	900
Amortization of identifiable intangible assets	2,468	3,307
Net amortization/accretion of fair market adjustments from net assets acquired	(2,875)	(2,367)
Net amortization/accretion on investment securities	657	2,009
Change in deferred income taxes	1,991	528
Depreciation and amortization	1,691	1,480
Net securities gains	(1)	(8)
Net gain on sales of performing loans	(374)	(44)
Proceeds from sales of loans held for sale	10,020	11,398
Loans originated for sale	(9,550)	(12,909)
Loss on sale of fixed assets	29	-
(Gain) provision for loss on limited partnerships	(39)	22
Increase in cash surrender value of bank owned life insurance	(636)	(592)
Decrease in other assets	18,661	7,360
Decrease in other liabilities	(10,964)	(11,112)

Net cash provided by operating activities	26,137	13,666

Cash flows from investing activities
Purchase of securities	(24,951)	(429,167)
Proceeds from maturity of securities	18,597	55,847
Proceeds from sales and calls of available for sale securities	-	7,846
Proceeds from principal reductions of securities	99,193	110,928
Proceeds from sales of fixed assets	333	181
Net increase in loans held for investment	(129,403)	(1,283)
Net cash paid for acquisitions	(5,581)	-
Proceeds from bank owned life insurance	6	6
Purchase of premises and equipment	(1,133)	(2,221)

Net cash used in investing activities	(42,939)	(257,863)

Cash flows from financing activities
Net (decrease) increase in customer deposit balances	(49,289)	48,450
Net increase (decrease) in short-term borrowings	6,555	(52,246)
Proceeds from long-term borrowings	205,500	274,195
Repayments of long-term borrowings	(47,086)	(24,601)
Acquisition of treasury shares	(19,105)	-
Dividends paid	(5,627)	(5,342)

Net cash provided by financing activities	90,948	240,456

Net increase (decrease) in cash and cash equivalents	74,146	(3,741)

Cash and equivalents, beginning of period	173,787	201,099

Cash and equivalents, end of period	$247,933	$197,358

Supplemental information
Cash paid for
Interest on deposits and borrowings	31,459	19,430
Income taxes paid (refund), net	(376)	(2,467)

In 2006, the fair values on noncash assets acquired and liabilities assumed in the acquisition of Cornerstone were $212.3 million and $199.7 million.

In 2006, approximately 2.6 million shares of common stock, valued at approximately $35.9 million were issued in connection with the acquistion of Cornerstone and the contingent payment due to former sharesholders of Trust Company.

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Financial Statement Presentation
The consolidated financial statements of NewAlliance Bancshares, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10K as of and for the year ended December 31, 2005.

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

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and short-term investments with original maturities of three months or less. At March 31, 2006, included in the balance of cash and due from banks were cash on hand of $20.1 million and required reserves in the form of deposits with the Federal Reserve Bank of $26.0 million. Short-term investments included money market funds and commercial paper of $127.4 million and $46.5 million at March 31, 2006 and December 31, 2005, respectively.

Investment Securities
Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading, available for sale, or held to maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Federal Home Loan Bank (“FHLB”) stock is a non-marketable security reported at cost. At March 31, 2006 and December 31, 2005, the Company had no debt or equity securities classified as trading.

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

Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. In accordance with FASB Staff Position No. 115-1, effective for periods beginning after December 15, 2005, a decline in market value of a security below amortized cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

Investments in Limited Partnerships
The Company invests in limited partnerships. As of March 31, 2006 and December 31, 2005, the carrying value of the Company’s investment in twelve limited partnerships was approximately $4.5 million and $4.0 million, respectively, and are included in other assets. The Company’s interest in these limited partnerships is not considered significant and since the Company has no ability to influence operating and financial policies, the partnerships are accounted for at the lower of cost or net realizable value. If the Company’s ownership percentage were higher or if the Company had the ability to influence operating and financial policies, these partnerships would be accounted for under the equity method or consolidated. Income, generally in the form of distributions from the partnerships, is recognized on an accrual basis and included in non-interest income. Six of the twelve limited partnerships are real estate related.

Loans Held for Sale
The Company currently sells all originated fixed rate residential real estate loans with terms of over 15 years. Loans held for sale are valued at the lower of cost (less principal payments received and net of deferred fees and costs) or estimated fair value.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Fair value is estimated using quoted market prices provided by government-sponsored entities. Residential loans are sold by the Company without recourse.

The Company has historically originated Small Business Association (“SBA”) loans which have been held in its portfolio. However, with the acquisition of Cornerstone Bancorp, the Company became involved in the SBA loan secondary market. The Company currently sells the guaranteed portion of SBA loans that meet certain criteria and retains the unguaranteed portion and the right to service the sold portion of the loan in its portfolio. Such loans are included in loans held for sale on the balance sheet upon origination. SBA loans held for sale are valued at the lower of cost (less principal payments received and net of deferred fees and costs) or estimated fair value. Fair value is estimated using quoted market prices provided by government-sponsored entities. All other loan originations are classified as loans not held for resale.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loan Servicing Rights
The Company capitalizes servicing rights for loans sold based on the relative fair value which is allocated between the servicing rights and the loans (without servicing rights).

The cost basis of loan servicing rights is amortized on a level yield basis over the period of estimated net servicing revenue and such amortization is included in the consolidated statement of income as a reduction of loan servicing fee income. Servicing rights are evaluated for impairment by comparing their aggregate carrying amount to their fair value. The fair value of loan servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of loan prepayments and discount rates. All assumptions are based on standards used by market participants. An independent appraisal of the fair value of the Company’s loan servicing rights is obtained on a quarterly basis and is used by management to evaluate the reasonableness of the fair value estimates. Impairment is recognized through a valuation reserve and is recorded as an adjustment to loan and servicing income.

Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method using the estimated lives of the assets. Estimated lives are 5 to 40 years for building and improvements and 3 to 10 years for furniture, fixtures and equipment. Amortization of leasehold improvements is calculated on a straight-line basis over the terms of the related leases or the life of the asset, whichever is shorter. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renovations are capitalized.

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

Trust Assets
The Bank had approximately $1.09 billion and $1.15 billion of assets under management at March 31, 2006 and December 31, 2005, respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements since they are not owned by the Bank.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

The Company uses a September 30 measurement date. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the discount rate is set for the retirement plans by reference to investment grade bond and yields. The expected long-term rate of return on the assets held in our defined pension plan is based on market and economic conditions, the Plan’s asset allocation and other factors.

Stock-Based Compensation
On January 1, 2006, the Company began accounting for stock option and restricted stock awards in accordance with revised SFAS No.123 (“SFAS No. 123R”), “Share Based Payment,” and chose the modified prospective application transition method provided for under this statement. Under SFAS No. 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period. The financial impact of the implementation of SFAS No. 123R is discussed in Note 10 of the Notes to Consolidated Financial Statements. Prior to the adoption of SFAS No. 123R, the Company accounted for stock options and restricted stock in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option was equal to the fair value of the underlying stock at the grant date. The fair value of restricted stock awards, measured at grant date, was amortized to compensation expense on a straight-line basis over the vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation”, encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, the Company continued to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 through December 31, 2005 and disclosed certain proforma amounts as if the fair value approach of SFAS No. 123 had been applied.

Conversion and Merger Related Charges
Costs that do not meet the conditions for inclusion in the allocation of acquisition cost are expensed as incurred and are reported as Conversion and merger related charges. These merger charges consist primarily of consulting, legal, system conversion related, printing and rebranding costs associated with acquired companies, acquisition targets and potential acquisition targets. Certain merger related charges continue to be incurred after the closing of these acquisitions primarily due to the timing of banking system conversion activities, which can occur months after the closing date of an acquisition. We expect similar charges to be incurred in the future.

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

Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income for the three months ended March 31, 2006 in the consolidated statement of changes in stockholders’ equity. The components of comprehensive income are presented in Note 14 of the Notes to Consolidated Financial Statements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Segment Reporting
The Company’s only business segment is Community Banking. During the periods presented this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

2.    Recent Accounting Pronouncements

In March of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” The statement is an amendment to SFAS No. 140 and was issued with the intention of simplifying the accounting for servicing assets and liabilities by permitting an entity with a separately recognized servicing asset or servicing liability to choose either the amortization or fair value method for the subsequent measurement. The statement also permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent fair value measurement attribute.

SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, but early adoption is permitted. The Company does not believe that the adoption of SFAS No. 156 will have a material impact on the Company’s consolidated financial statements. Management has elected not to early adopt SFAS No. 156 and is currently analyzing the method that will be implemented upon adoption.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS Nos. 133 and 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The standard also:
•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.
•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.
•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.
•	Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, but early adoption is permitted. Management has elected not to early adopt SFAS No. 155 and does not believe that the adoption of SFAS No. 155 will have a material impact on the Company’s consolidated financial statements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

3.    Business Combinations

The following table summarizes acquisitions completed between April 1, 2004 and March 31, 2006.

		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Cornerstone Bancorp, Inc.	1/2/2006	$211,358	$18,290	$24,829	$6,777	$14,261	2,393	$47,519
Trust Company of Connecticut	7/1/2005	5,611	4,937	10,498	7,277	6,528	922	19,499
Connecticut Bancshares, Inc.	4/1/2004	2,541,575	239,139	368,775	56,609	610,600	-	610,600
Alliance Bancorp of New England, Inc.	4/1/2004	427,631	26,664	49,464	10,010	191	7,665	76,841

The transactions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

Cornerstone Bancorp, Inc. Acquisition
On January 2, 2006 the Company completed the acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”), the parent company of Cornerstone Bank. Under the terms of the purchase agreement, the Company paid approximately $14.3 million in cash and issued 2,392,648 shares of stock for an aggregated merger consideration of approximately $47.5 million. Cornerstone had assets of approximately $211.4 million and stockholders’ equity of approximately $18.3 million on January 2, 2006.

4.    Investment Securities

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2006 and December 31, 2005.

	March 31, 2006				December 31, 2005

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$8,857	$-	$(197)	$8,660	$8,877	$1	$(133)	$8,745
U.S. Government sponsored
enterprise obligations	188,604	19	(1,707)	186,916	159,008	19	(1,641)	157,386
Corporate obligations	49,722	44	(1,264)	48,502	54,831	48	(1,262)	53,617
Other bonds and obligations	118,039	139	(1,180)	116,998	120,663	191	(1,006)	119,848
Marketable and trust preferred
equity securities	169,165	808	(1,102)	168,871	161,122	783	(1,099)	160,806
Mortgage-backed securities	1,809,719	377	(48,657)	1,761,439	1,899,374	537	(36,842)	1,863,069

Total available for sale	2,344,106	1,387	(54,107)	2,291,386	2,403,875	1,579	(41,983)	2,363,471

Held to maturity
Mortgage-backed securities and
other bonds	109,066	-	(1,987)	107,079	91,734	81	(1,108)	90,707

Total held to maturity	109,066	-	(1,987)	107,079	91,734	81	(1,108)	90,707

Total securities	$2,453,172	$1,387	$(56,094)	$2,398,465	$2,495,609	$1,660	$(43,091)	$2,454,178

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of March 31, 2006.

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Treasury obligations	$4,446	$27	$3,627	$170	$8,073	$197
U. S. Government sponsored enterprise obligations	99,043	355	75,073	1,352	174,116	1,707
Corporate obligations	4,732	258	38,727	1,006	43,459	1,264
Other bonds and obligations	18,966	261	46,394	1,051	65,360	1,312
Marketable and trust preferred equity obligations	2,070	62	25,840	1,040	27,910	1,102
Mortgage-backed securities	918,941	17,421	907,775	33,091	1,826,716	50,512

Total securities with unrealized losses	$1,048,198	$18,384	$1,097,436	$37,710	$2,145,634	$56,094

Of the issues summarized above, 224 issues have unrealized losses for less than twelve months and 277 have unrealized losses for twelve months or more. Management believes that no individual unrealized loss as of March 31, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions and the unrealized losses on these securities are attributable to changes in market interest rates. The unrealized losses reported for trust-preferred securities, corporate obligations and other bonds and obligations relate to securities that are investment grade with the exception of one bond that will mature within one year, and the unrealized losses on these securities are attributable to changes in market interest rates. The Company has the ability and intent to hold the securities contained in the table for a period of time necessary to recover the unrealized losses.

5.    Loans

The composition of the Company’s loan portfolio is as follows:

	March 31,	December 31,
(In thousands)	2006	2005

Residential real estate	$1,770,447	$1,650,527
Commercial real estate	868,983	768,582
Commercial business	344,806	314,562
Consumer
Home equity and equity lines of credit	540,337	520,290
Other	23,495	22,745

Total consumer	563,832	543,035

Total loans	3,548,068	3,276,706
Allowance for loan losses	(38,153)	(35,552)

Total loans, net	$3,509,915	$3,241,154

At March 31, 2006 and December 31, 2005, the Company’s residential real estate loan, home equity and equity lines of credit portfolios are entirely collateralized by one to four family homes and condominiums, the majority of which are located in Connecticut. The commercial real estate loan portfolio is collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralize the majority of commercial business loans.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table provides a summary of activity in the allowance for loan losses.

	At or For the Three Months
	Ended March 31,
(In thousands)	2006	2005

Balance at beginning of period	$35,552	$36,163
Net allowances gained through acquisition	2,224	-
Provision for loan losses	-	-
Charge-offs
Residential and commercial real estate loans	-	20
Commercial business loans	320	475
Consumer loans	89	82

Total charge-offs	409	577

Recoveries
Residential and commercial real estate loans	156	15
Commercial business loans	586	1,042
Consumer loans	44	36

Total recoveries	786	1,093

Net recoveries	(377)	(516)

Balance at end of period	$38,153	$36,679

6.    Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the three months ended March 31, 2006 are summarized as follows:

				Total
		Core Deposit		Identifiable
		and Customer	Non-Compete	Intangible
(In thousands)	Goodwill	Relationships	Agreements	Assets

Balance, December 31, 2005	$425,001	$49,149	$2,867	$52,016
Cornerstone acquisition	24,829	6,777	-	6,777
Additional Trust Company of Connecticut merger consideration	4,301	-	-	-
Amortization expense	-	(1,930)	(538)	(2,468)

Balance, March 31, 2006	$454,131	$53,996	$2,329	$56,325

Estimated amortization expense for the year ending:
Remaining 2006		$5,550	$1,372	$6,922
2007		6,955	957	7,912
2008		6,628	-	6,628
2009		6,370	-	6,370
2010		6,185	-	6,185
Thereafter		22,308	-	22,308

The components of identifiable intangible assets are as follows:
	Original	Cumulative	Balance
	Recorded	Amortization	March 31,
(In thousands)	Amount		2006

Identifiable intangible assets
Core deposit and customer relationships	$71,313	$17,317	$53,996
Non-compete agreements	9,758	7,429	2,329

Total	$81,071	$24,746	$56,325

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

7.    Other Assets

Selected components of other assets are as follows:

	March 31,	December 31,
(In thousands)	2006	2005

Deferred tax asset	$31,100	$27,971
Current Federal income tax receivable	3,579	2,579
Accrued interest receivable	27,218	25,684
Prepaid pension	11,768	11,921
Wire transfer for January 2, 2006 Cornerstone acquisition	-	14,254
Receivable arising from securities transactions	2,549	3,262
Investments in limited partnerships and other investments	8,584	8,044
Mortgage servicing rights	3,048	2,702

8.    Deposits

A summary of deposits by account type is as follows:

	March 31,	December 31,
(In thousands)	2006	2005

Savings	$791,710	$781,346
Money market	566,755	554,079
NOW	366,421	342,268
Demand	475,439	486,528
Time	1,725,763	1,633,891

Total deposits	$3,926,088	$3,798,112

9.    Borrowings

The following is a summary of the Company’s borrowed funds:

	March 31,	December 31,
(In thousands)	2006	2005

FHLB advances (1)	$1,363,480	$1,191,280
Repurchase agreements	178,305	179,970
Mortgage loans payable	1,686	1,716
Junior subordinated debentures issued to affiliated trusts (2)	7,759	7,809

Total borrowings	$1,551,230	$1,380,775

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $17.0 million and $18.2 million at March 31, 2006 and December 31, 2005, respectively.

(2)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $650,000 and $700,000 at March 31, 2006 and December 31, 2005, respectively. The trusts were organized by Alliance to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

FHLB Advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. At March 31, 2006 and December 31, 2005, the Bank was in compliance with the FHLB collateral requirements. At March 31, 2006, the Company could borrow an additional $147.4 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

$187.0 million as of March 31, 2006, all of which was available on that date. At March 31, 2006, the majority of the Company’s outstanding FHLB advances were at fixed rates, while only $25.0 million had floating rates.

10.   Employee Benefits

Postretirement Benefits

The Company provides various defined benefit and other postretirement benefit plans (postretirement health and life insurance benefits) to substantially all employees. The Company also has supplemental retirement plans (the “Supplemental Plans”) that provide benefits for certain key executive officers. Benefits under the supplemental plans are based on a predetermined formula. The benefits under the supplemental plans are reduced by other benefits. The liability arising from these plans is being accrued over the participants remaining periods of service so that at the expected retirement dates, the present value of the annual payments will have been expensed.

The following table presents the amount of net periodic benefit cost for the three months ended March 31, 2006 and 2005:

					Other
	Qualified		Supplemental		Postretirement
	Pension		Retirement Plans		Benefits
(In thousands)	2006	2005	2006	2005	2006	2005

Service cost - benefits earned during the period	$719	$710	$139	$103	$39	$43
Interest cost on projected benefit obligation	1,137	1,173	150	142	83	94
Expected return on plan assets	(1,736)	(1,259)	-	-	-	-
Amortization and deferral	-	-	-	-	13	13
Prior service cost recognized	13	13	3	7	1	-
Recognized net loss (gain)	19	26	-	-	(4)	-

Net periodic benefit cost	$152	$663	$292	$252	$132	$150

In connection with its conversion to a state-charted stock bank the Company established an Employee Stock Ownership Plan (“ESOP”) to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 28 years. The unallocated ESOP shares are pledged as collateral on the loan. At March 31, 2006, the loan had an outstanding balance of $105.9 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three months ended March 31, 2006 was approximately $897,000. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of March 31, 2006 were as follows:

Shares released for allocation	477,404
Unreleased shares	6,977,158

Total ESOP shares	7,454,562

Market value of unreleased shares at March 31, 2006 (in thousands)	$100,680

Stock-Based Compensation

As provided for under the Company’s 2005 Long-Term Compensation Plan (the “LTCP”), which was approved by shareholders, the Company’s Compensation Committee awarded 8.6 million stock options at an exercise price of $14.39 per share and 3.4 million restricted stock awards with a value of $14.39 per share to directors and selected employees on June 17, 2005. An additional 215,000 stock options were awarded during the second half of 2005 at a weighted-average exercise price of $14.71.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The LTCP allows the issuance of up to 11.4 million Options or Stock Appreciation Rights, and up to 4.6 million Stock Awards or Performance Awards.

Options awarded to date are for a term of 10 years. Substantially all of these options have the following vesting schedule; 40% vested at year-end 2005, and 20% will vest at year-end of each of the years 2006 through 2008. Option and share awards provide for accelerated vesting if there is a change in control, as defined in the LTCP. Compensation cost on options recognized during the three month period ending March 31, 2006 was approximately $1.1 million or $741,000 after tax. There was no compensation cost on options recognized in the same period the prior year because no grants had been made at that time. It is anticipated that the Company will recognize expense of approximately $4.6 million, $4.5 million and $4.2 million in 2006, 2007 and 2008, respectively. The Company has assumed a zero percent forfeiture rate on options as the majority of the options have been awarded to senior level management and the Company has only experienced one significant forfeiture. Management considers this forfeiture to be an aberration that is unlikely to occur again. The weighted-average option grant-date fair value of $2.61 was determined using the Black-Scholes Option Pricing Model and the following weighted-average assumptions: risk-free interest rate of 3.81%, expected life of 3.84 years, expected volatility of 19.85% and an expected dividend yield of 1.53%. Since the Company had no Share-based Compensation history, it used peer group historical data of recently converted thrifts for volatility and life estimates. The risk-free rate is based on the U.S Treasury yield curve in effect at the time of the grant.

Fifteen percent, or 513,675 shares of restricted stock with a total fair value of approximately $7.5 million, vested on January 1, 2006. Fifteen percent of the restricted stock will vest on January 1st on each of the years 2007 through 2011 and 10% on January 1, 2012, while the associated expense on the awarded stock will be recorded from the award date through 2011. For the three month period ended March 31, 2006, the Company recorded expense of approximately $2.0 million, or after tax expense of approximately $1.5 million, and anticipates it will record expense of approximately $8.1 million, $7.7 million, $6.8 million, $6.3 million, $6.2 million and $4.1 million in calendar years 2006 through 2011, respectively in connection with the restricted stock awards. There was no compensation cost on restricted stock recognized in the same period the prior year because no awards had been made at that time.

A summary of option activity under the plan as of March 31, 2006 and changes during the period ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,757,100	$14.40
Granted	-	-
Exercised	-	-		-
Forfeited/cancelled	(205,350)	14.39

Options outstanding at March 31, 2006	8,551,750	$14.40	9.21	$333

Options exercisable at March 31, 2006	3,496,840	$14.40	9.21	$137

The weighted-average grant-date fair value of options granted in 2005 was $2.61. No options have been exercised.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

A summary of the status of the Company’s non vested shares as of March 31, 2006 and changes during the period is presented below.

	Restricted Stock		Options

		Weighted-average		Weighted-average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1, 2006	3,424,500	$14.39	5,260,260	$2.61
Granted	-	-	-	-
Vested	(513,675)	14.39	-	-
Forfeited	(146,200)	14.39	(205,350)	2.61
Expired	-	-	-	-

Nonvested at March 31, 2006	2,764,625	$14.39	5,054,910	$2.61

11.   Deferred Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities. Deferred taxes charged to goodwill were in connection with the acquisitions of Connecticut Bancshares, Inc. (“Connecticut Bancshares”), Alliance Bancorp of New England, Inc. (“Alliance”), Trust Company of Connecticut (“Trust Company”) and Cornerstone. The Company had a net deferred tax asset of $31.1 million and $28.0 million at March 31, 2006 and December 31, 2005, respectively.

The allocation of deferred tax expense (benefit) involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Deferred tax benefit allocated to:
Stockholders’ equity, tax effect of unrealized losses
on marketable equity securities (net of valuation allowance)	$(4,283)	$(7,510)
Goodwill	(837)	1,213
Income	1,991	528

Total deferred tax benefit	$(3,129)	$(5,769)

12.   Commitments and Contingencies

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The table below summarizes the Company’s commitments and contingencies discussed above.

	March 31,	December 31,
(In thousands)	2006	2005

Loan commitments	$54,675	$68,160
Unadvanced portion of construction loans	141,655	98,360
Standby letters of credit	12,386	11,701
Unadvanced portion of lines of credit	519,017	491,977

Total commitments	$727,733	$670,198

Investment Commitments
As of March 31, 2006 and December 31, 2005, the Company was contractually committed under five limited partnership agreements to make additional partnership investments of approximately $3.2 million and $3.7 million, respectively, which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

For a discussion of legal proceedings and other material litigation, see Part II, Item I, Legal Proceedings, of this Form 10-Q.

13.   Stockholders’ Equity

At March 31, 2006, stockholders’ equity amounted to $1.33 billion, or 19.3% of total assets, compared to $1.31 billion, or 20.0% at December 31, 2005. The Company paid a cash dividend of $0.055 per share on common stock during the first quarter of 2006.

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

Share Repurchase Plan
On May 9, 2005, the Company’s Board of Directors authorized the repurchase of up to approximately 10.7 million shares or 10% of the then outstanding Company common stock. The Company completed its repurchase of approximately 10.7 million shares of common stock at a weighted average price of $14.55 per share as of March 31, 2006. On January, 31, 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. There is no set expiration date for this repurchase plan.

Regulatory Capital
Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At March 31, 2006, the Company and the Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table provides information on the capital ratios.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
March 31, 2006
Tier 1 Capital (to Average Assets)	$629,419	10.1%	$249,338	4.0%	$311,673	5.0%
Tier 1 Capital (to Risk Weighted Assets)	629,419	17.0	148,172	4.0	222,258	6.0
Total Capital (to Risk Weighted Assets)	667,572	18.0	296,344	8.0	370,429	10.0
December 31, 2005
Tier 1 Capital (to Average Assets)	$601,971	10.0%	$241,043	4.0%	$301,303	5.0
Tier 1 Capital (to Risk Weighted Assets)	601,971	17.6	136,899	4.0	205,349	6.0
Total Capital (to Risk Weighted Assets)	637,523	18.6	273,798	8.0	342,248	10.0
NewAlliance Bancshares, Inc.
March 31, 2006
Tier 1 Capital (to Average Assets)	$859,025	13.7%	$250,181	4.0%	$312,726	5.0
Tier 1 Capital (to Risk Weighted Assets)	859,025	23.1	148,959	4.0	223,438	6.0
Total Capital (to Risk Weighted Assets)	897,178	24.1	297,917	8.0	372,397	10.0
December 31, 2005
Tier 1 Capital (to Average Assets)	$866,567	14.3%	$242,239	4.0%	$302,799	5.0%
Tier 1 Capital (to Risk Weighted Assets)	866,567	25.0	138,686	4.0	208,029	6.0
Total Capital (to Risk Weighted Assets)	902,119	26.0	277,372	8.0	346,715	10.0

14.   Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,

(In thousands)	2006	2005

Net income	$11,020	$13,694
Other comprehensive loss, before tax
Unrealized losses on securities
Unrealized holding losses arising during the period	(12,315)	(21,542)
Reclassification adjustment for gains included in net income	(1)	(8)

Other comprehensive loss, before tax	(12,316)	(21,550)
Income tax benefit net of valuation allowance	4,283	7,510

Other comprehensive loss, net of tax	(8,033)	(14,040)
Comprehensive income (loss)	$2,987	$(346)

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

15.   Earnings Per Share

The calculation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 is presented below.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2006	2005

Net income	$11,020	$13,694
Average common shares outstanding for basic EPS	100,222	106,871
Effect of dilutive stock options and unvested stock awards	843	-

Average common and common-equivalent shares for dilutive EPS	101,065	106,871
Net income per common share:
Basic	$0.11	$0.13
Diluted	0.11	0.13

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain certain forward-looking statements as that term is defined in the U.S. federal securities laws. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of Management, are generally identified by use of the word “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Management’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

Factors that could have a material adverse effect on the operations of NewAlliance Bancshares, Inc. and its subsidiaries (the “Company”) include, but are not limited to, changes in market interest rates, loan prepayment rates and delinquencies, general economic conditions, legislation, and regulation; changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of the loan or investment portfolios; changes in deposit flows, competition, and demand for financial services, and loan, deposit and investment products in the Company’s markets; the ability of the Company to successfully integrate the operations of recent or future acquisitions; changes in accounting principles and guidelines; war or terrorist activities; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the Company’s operations, pricing and services.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, and those which involve the most complex subjective decisions or assessments relate to income taxes, pension and other postretirement benefits, intangible assets, mortgage servicing rights, the allowance for loan losses, other than temporary impairment of securities and amortization and accretion on investment securities. None of the Company’s critical accounting policies have changed during the quarter. Further information about the Company’s accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements.

Business Overview

NewAlliance Bancshares, Inc. was organized as a Delaware business corporation in connection with the conversion of NewAlliance Bank (the “Bank”), formerly New Haven Savings Bank, from mutual to capital stock form, which became effective on April 1, 2004. The Bank’s conversion resulted in NewAlliance Bancshares, Inc. owning all of the Bank’s outstanding capital stock. The Bank is now a wholly-owned subsidiary of NewAlliance Bancshares, Inc., a bank holding company regulated by the Federal Reserve Board.

The Company’s business philosophy is to operate as a community bank with local decision-making authority, providing a broad array of banking and financial services including investment management, trust and insurance services to retail and commercial business customers.

The Company’s core operating objectives are to (1) build high quality, profitable loan portfolios, in particular through growth in commercial real estate, commercial business, residential real estate and home equity loans using both organic and acquisition strategies, (2) increase the non-interest income component of total revenues through (i) development of banking-related fee income, (ii) growth in existing wealth management services, including trust and the sale of insurance and investment products, and (iii) the potential acquisition of additional financial services businesses, (3) increase deposit relationships with a focus on checking accounts, (4) grow through a disciplined acquisition strategy, supplemented by de-novo branching, (5) utilize technology to provide superior customer service and new products and (6) improve operating efficiencies through increased scale and process improvements.

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

On January 2, 2006, the Company completed its acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”), the holding company for Cornerstone Bank. Cornerstone had assets and stockholders’ equity of approximately $211.4 and $18.3 million, respectively at December 31, 2005, with six full service offices serving the attractive Fairfield County market in Southern Connecticut. Cornerstone is the fourth acquisition completed by the Company since April 1, 2004. Further information regarding these acquisitions can be found in Note 3, “Business Combinations” in the Notes to Consolidated Financial Statements.

Earnings for the three months ended March 31, 2006 were $0.11 per share compared to $0.13 per share for the three months ended March 31, 2005, a decrease of $0.02, or 15.4%. The decrease in EPS was primarily a result of higher operating expenses and conversion and merger related charges, partially offset by an increase in non-interest income. The acquisitions of Trust Company and Cornerstone, new accounting rules for stock based compensation and executive severance were the main reasons for the increases in non-interest expense during the quarter ended March 31, 2006 compared to the same period in 2005.

Annualized return on average equity (“ROE”) and annualized return on average assets (“ROA”) were 3.31% and 0.65%, respectively for the quarter ended March 31, 2006 and 3.86% and 0.86%, respectively for the quarter ended March 31, 2005. The Company’s net interest margin was 2.96%, down 19 basis points for the quarter ended March 31, 2006 from the quarter ended March 31, 2005.

Asset quality remained strong even though nonperforming loans increased $1.8 million, or 24.7%, to $9.2 million at March 31, 2006 from $7.4 million at December 31, 2005, as this increase was primarily the result of the Cornerstone acquisition. Nonperforming loans to total loans were 0.26% at March 31, 2006, up from 0.23% at December 31, 2005 and nonperforming assets to total assets also increased to 0.13% at March 31, 2006 from 0.11% at December 31, 2005. There was no provision for loan losses recorded for the three months ended March 31, 2006 as there were net recoveries of $377,000 recorded during the quarter.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data

	Three Months Ended
	March 31,

(Dollars in thousands, except share data)	2006	2005

Condensed Income Statement
Interest and dividend income	$77,778	$64,654
Interest expense	33,159	20,451

Net interest income before provision for loan losses	44,619	44,203
Provision for loan losses	-	-

Net interest income after provision for loan losses	44,619	44,203
Non-interest income	12,233	9,887
Operating expenses	38,254	33,031
Conversion and merger related charges	2,155	480

Income before income taxes	16,443	20,579
Income tax provision	5,423	6,885

Net income	$11,020	$13,694

Weighted average shares outstanding
Basic	$100,222	$106,871
Diluted	101,065	106,871
Earnings per share
Basic	0.11	0.13
Diluted	0.11	0.13

Financial Ratios
Return on average assets (1)	0.65%	0.86%
Return on average equity (1)	3.31	3.86
Net interest margin (1)	2.96	3.15
Efficiency ratio (2)	70.82	61.72

Per share data
Book value per share	$12.07	$12.37
Tangible book value per share	7.44	8.24

(1)	Annualized.
(2)	The efficiency ratio represents the ratio of non-interest expenses, net of other real estate owned expenses, to the sum of net interest income and non-interest income, excluding security gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to investors in evaluating company performance.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

Table 2: Summary Income Statements

	Three Months Ended March 31,		Change 2006/2005

(Dollars in thousands, except per share data)	2006	2005	Amount	Percent

Net interest income	$44,619	$44,203	$416	1%
Provision for loan losses	-	-	-	-
Non-interest income	12,233	9,887	2,346	24
Operating expenses	38,254	33,031	5,223	16
Conversion and merger related charges	2,155	480	1,675	349
Income before income taxes	16,443	20,579	(4,136)	(20)
Income tax provision	5,423	6,885	(1,462)	(21)

Net income	$11,020	$13,694	$(2,674)	(20	) %

Basic and diluted earnings per share	$0.11	$0.13	$(0.02)	(15	) %

Earnings Summary
As shown in Table 2, net income decreased by $2.7 million, to $11.0 million for the three months ended March 31, 2006 from $13.7 million for the three months ended March 31, 2005. Basic and fully diluted earnings per share also decreased and were $0.11 for the three months ended March 31, 2006 compared to $0.13 for the three months ended March 31, 2005. The decrease in earnings was primarily the result of higher operating and conversion and merger related expenses, partially offset by higher non-interest income. Net interest income remained basically flat from the same quarter a year ago. Salaries and employee benefits expense was the predominant reason for the increase in operating expenses and was due mainly to charges associated with the 2005 Long-Term Compensation Plan (“LTCP”) implemented in June, 2005, executive severance and the acquisitions of Trust Company and Cornerstone on July 1, 2005 and January 2, 2006, respectively. Conversion and merger related charges increased mostly due to consulting and data processing expenses related to Cornerstone for systems conversion as well as legal and consulting expenses related to a potential merger that was abandoned during the due-diligence phase. Non-interest income increased primarily due to an increase in trust fees as a result of the Trust Company acquisition; an increase in depositor service charges primarily due to an increase in overdraft fees; and gains recorded on the sale of Small Business Association (“SBA”) loans. Net interest income increased slightly despite a decrease of 29 basis points in the interest rate spread and a 19 basis point decrease in the net interest margin.

Due to an increase in market interest rates, the average yield earned increased for all categories of interest-earning assets and the average rate paid increased in all categories of interest-bearing liabilities. The average rate paid on the total of all interest-bearing liabilities increased more than the increase in the average yield earned on the total of all interest-earning assets, causing a decrease of 29 basis points in the interest rate spread for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. However, this interest rate spread decrease did not lead to a decline in net interest income, which increased $416,000, as the decrease in interest rate spread was mitigated by changes in the mix and amounts of both interest-earning assets and interest-bearing liabilities.

Table 3: Reconciliation of GAAP Net Income to Proforma Net Earnings

	Three Months Ended
	March 31,

(In thousands, except per share data)	2006	2005

Net income	$11,020	$13,694
After-tax operating adjustments: Conversion and merger related charges	1,401	312

Proforma net earnings	$12,421	$14,006

Basic and diluted proforma net earnings per share	$0.12	$0.13

In addition to the earnings results presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company provides certain earnings results on a non-GAAP, or proforma basis. The determination of proforma net earnings excludes the effects of conversion and merger related charges, but does not exclude other non-related, nonrecurring items. These conversion and merger related charges include accounting, legal, consulting and branding expenses directly associated with actual and target acquisitions. Certain charges continue to be incurred after the closing of an acquisition primarily because the Company typically incurs costs related to system conversion related activities up to six months after the closing date. Performance measured by proforma net earnings is considered by management to be a useful measure for gauging the underlying performance of the Company by eliminating the volatility caused by voluntary transaction-based items. Management and analysts frequently evaluate prospective acquisition targets by excluding non-capitalizable costs related to the acquisition from the first year earnings accretion calculation. Management believes the measures help investors evaluate the Company’s performance as proforma data is frequently requested and used by investors to facilitate their analyses of the Company.

As reflected in Table 3, earnings for the three months ended March 31, 2006 and March 31, 2005, exclusive of conversion and merger related charges were $0.12 and $0.13 per share, respectively. Proforma net earnings are higher than GAAP net income for the current period due to merger related charges as a result of the Company’s acquisition of Cornerstone as well as legal and consulting charges incurred for a potential merger that was abandoned during the due diligence phase. Proforma net earnings were slightly higher than GAAP net income for the quarter ended March 31, 2005 as the majority of the merger related charges for the acquisitions of Connecticut Bancshares and Alliance occurred in 2004 with a small amount being incurred in 2005.

Average Balances, Interest, Average Yields/Cost and Rate/Volume Analysis
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

Table 4: Average Balance Sheets for the Three Months Ended March 31, 2006 and 2005

	Three Months Ended

	March 31, 2006			March 31, 2005

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$1,702,592	$22,385	5.26%	$1,564,756	$20,367	5.21%
Commercial real estate	872,779	14,057	6.44	728,722	10,663	5.85
Commercial business	344,230	6,041	7.02	318,768	4,518	5.67
Consumer	549,632	8,490	6.18	513,943	6,530	5.08

Total Loans	3,469,233	50,973	5.88	3,126,189	42,078	5.38
Short-term investments	56,364	619	4.39	76,086	424	2.23
Investment securities	2,506,445	26,186	4.18	2,413,778	22,152	3.67

Total interest-earning assets	6,032,042	$77,778	5.16%	5,616,053	$64,654	4.60%
Non-interest-earning assets	733,466			716,672

Total assets	$6,765,508			$6,332,725

Interest-bearing liabilities
Deposits
Money market	$574,035	$3,027	2.11%	$762,673	$2,884	1.51%
NOW	342,429	229	0.27	333,608	155	0.19
Savings	786,263	1,321	0.67	916,206	1,088	0.48
Time	1,700,411	14,430	3.39	1,205,047	6,665	2.21

Total interest-bearing deposits	3,403,138	19,007	2.23	3,217,534	10,792	1.34
Repurchase agreements	178,155	1,262	2.83	194,536	751	1.54
FHLB advances and other borrowings	1,305,979	12,890	3.95	994,766	8,908	3.58

Total interest-bearing-liabilities	4,887,272	33,159	2.71%	4,406,836	20,451	1.86%
Non-interest-bearing demand deposits	480,962			432,469
Other non-interest-bearing liabilities	65,864			75,699

Total liabilities	5,434,098			4,915,004
Equity	1,331,410			1,417,721

Total liabilities and equity	$6,765,508			$6,332,725

Net interest-earning assets	$1,144,770			$1,209,217

Net interest income		$44,619			$44,203

Interest rate spread			2.45%			2.74%
Net interest margin (net interest income as a percentage of total interest-earning assets)			2.96%			3.15%
Ratio of total interest-earning assets to total interest-bearing liabilities			123.42%			127.44%

Table 5: Rate/Volume Analysis

	Three Months Ended
	March 31, 2006
	Compared to
	Three Months Ended
	March 31, 2005

	Increase (Decrease)
	Due to
(In thousands)	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$208	$1,810	$2,018
Commercial real estate	1,146	2,248	3,394
Commercial business	1,140	383	1,523
Consumer	1,483	477	1,960

Total loans	3,977	4,918	8,895
Short-term investments	328	(133)	195
Investment securities	3,158	876	4,034

Total interest-earning assets	$7,463	$5,661	$13,124

Interest-bearing liabilities
Deposits
Money market	$966	$(823)	$143
NOW	70	4	74
Savings	403	(170)	233
Time	4,390	3,375	7,765

Total interest bearing deposits	5,829	2,386	8,215
Repurchase agreements	579	(68)	511
FHLB advances and other borrowings	980	3,002	3,982

Total interest-bearing liabilities	7,388	5,320	12,708

Increase in net interest income	$75	$341	$416

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

As shown in Table 4, net interest income for the quarter ended March 31, 2006 was $44.6 million, compared to $44.2 million for the same period last year. Net interest-earning assets decreased $64.4 million primarily because the Company used cash flows from maturing securities and borrowed money to repurchase shares. Additionally, the change in the mix and amounts of interest-earning assets and interest-bearing liabilities lessened the effect of the 29 basis point decline in the interest rate spread and in total, net interest income increased $416,000.

Interest income for the three months ended March 31, 2006 was $77.8 million, compared to $64.7 million for the quarter ended March 31, 2005, an increase of $13.1 million, or 20.3%. The increase in interest income was driven primarily by loans, but also by investments with increases in both the average balances and the average yields earned in all categories of interest-earning assets. Commercial and residential real estate average balances increased $144.1 million and $137.8 million, respectively. These increases were due to the acquisition of Cornerstone, the Company’s continued strategy of purchasing residential mortgages in the secondary market and increased loan originations. This volume increase accounted for approximately $4.1 million of the increase in interest income. The average yield earned on total loans increased 50 basis points due to increases in market interest rates and contributed approximately $4.0 million of the increase in interest income. The majority of the increase in interest income on investment securities was due to an increase in the average rate earned on investment securities of 51 basis points, which was also the result of an increase in market interest rates.

The cost of funds for the quarter ended March 31, 2006 increased $12.7 million, or 62.1% to $33.2 million compared to the prior year period. The average rate on interest-bearing liabilities increased 85 basis points to 2.71% from 1.86%. The increase in interest expense on deposits was primarily due to an increase in expense on time deposits and FHLB advances of $7.8 million and $4.0 million, respectively from the quarter ended March 31, 2005. The increase in time deposits interest expense is due to a 118 basis point increase in the average rate on these deposits coupled with an average balance increase of $495.4 million. The 118 basis point increase in the average rate was due to market interest rate increases and offering promotional rates to customers who either had or established a checking relationship with the Bank. The increase in interest expense on FHLB advances was predominantly due to an increase in the average balance of FHLB advances of $311.3 million in order to purchase residential mortgages and investment securities and to fund the Company’s stock buy-back program, as well as a 38 basis point increase in the average rate paid on these borrowings due to increases in market interest rates.

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management did not record a provision for loan losses for either the three months ended March 31, 2006 or 2005. The primary factor that influenced management’s decision not to record a provision was that net recoveries of $377,000 and $516,000 were recorded for the three months ended March 31, 2006 and 2005, respectively. The allowance was deemed adequate based on the acceptable level of delinquencies, nonperforming loans and criticized assets, and considering the growth in the portfolio, including the Cornerstone acquisition.

At March 31, 2006, the allowance for loan losses was $38.2 million, which represented 420.79% of nonperforming loans and 1.08% of total loans. This compared to the allowance for loan losses of $35.6 million at December 31, 2005 representing 481.02% of nonperforming loans and 1.08% of total loans. The allowance acquired as a result of the Cornerstone acquisition was $2.2 million.

Table 6: Non-Interest Income

	Three Months Ended
	March 31,		Change

(Dollars in thousands)	2006	2005	Amount	Percent

Depositor service charges	$5,958	$4,985	$973	19.52%
Loan and servicing income	756	820	(64)	(7.80)
Trust fees	1,666	565	1,101	194.87
Investment and insurance fees	1,610	1,799	(189)	(10.51)
Bank owned life insurance	636	592	44	7.43
Rent	807	765	42	5.49
Net securities gains	1	8	(7)	(87.50)
Net gain on sale of loans	374	44	330	750.00
Other	425	309	116	37.54

Total non-interest income	$12,233	$9,887	$2,346	23.73%

Non-Interest Income
As displayed in Table 6, non-interest income increased $2.3 million, or 23.7%, to $12.2 million for the three months ended March 31, 2006 from $9.9 million for the three months ended March 31, 2005. This increase is primarily due to increases in trust fees, depositor service charges and net gain on sale of loans, partially offset by a decrease in investment and insurance fees. Trust fees increased $1.1 million due to the acquisition of Trust Company of Connecticut, which occurred on July 1, 2005. The increase in depositor service charges is mainly due to increases in overdraft fees on demand deposit accounts. The increase in the net gain on sale of loans is due primarily to the Company’s new strategy of selling SBA loans as a result of the acquisition of Cornerstone which was already an active participant in the secondary SBA market. Investment and insurance fees decreased $189,000 mainly due to an unfavorable market for fixed annuity insurance products.

Table 7: Non-Interest Expense

	Three Months Ended
	March 31,		Change

(Dollars in thousands)	2006	2005	Amount	Percent

Salaries and employee benefits	$20,541	$15,420	$5,121	33.21%
Occupancy	3,522	3,384	138	4.08
Furniture and fixtures	1,786	1,560	226	14.49
Outside services	5,023	4,674	349	7.47
Advertising, public relations, and sponsorships	1,561	1,061	500	47.13
Amortization of identifiable intangible assets	2,469	3,307	(838)	(25.34)
Conversion and merger related charges	2,155	480	1,675	348.96
Other	3,352	3,625	(273)	(7.53)

Total non-interest expense	$40,409	$33,511	$6,898	20.58%

Non-Interest Expense
As displayed in Table 7, non-interest expense increased $6.9 million to $40.4 million for the three months ended March 31, 2006 from $33.5 million for the comparable prior-year period. The increase was primarily due to increases in salaries and employee benefits and conversion and merger related charges. The main drivers for the increase in salaries and employee benefits expense were the 2005 LTCP, severance recorded for an executive who left the Company and the acquisitions of Trust Company and Cornerstone on July 1, 2005 and January 2, 2006, respectively. The LTCP was implemented in June of 2005. The grant date fair value of restricted stock awards granted under that plan is being recorded as compensation expense over the vesting period of the award. The Company has been recording compensation expense related to the restricted stock award grant under the LTCP since June of 2005. In addition, the Company adopted the provisions of SFAS No. 123R as of January 1, 2006 and upon adoption, the Company began expensing stock options that were awarded under the LTCP. These increases were partially offset by a decrease in pension expense primarily due to the Company’s 2005 contribution to the qualified pension plan in the amount of $24.5 million. Further information regarding the LTCP can be found in Note 10 of the Notes to Consolidated Financial Statements. Conversion and merger related charges increased mostly due to consulting and data processing expenses related to Cornerstone for systems conversion charges as well as legal and consulting expenses related to a potential plan of merger that was abandoned during the due-diligence phase. Advertising increased largely due to newspaper, radio and direct mail campaigns for home equity and checking products, while higher data processing fees associated with additional transactional volume as a result of the Trust Company and Cornerstone acquisitions is the main reason for the increase in outside services. Occupancy and furniture and fixtures expense increased due to the acquisition of Trust Company on July 1, 2005 and as we added six branches to our branch network with the Cornerstone acquisition.

These increases in non-interest expenses were partially offset by a decrease in the amortization of identifiable intangible assets. This decrease in the amortization was due to fewer non-compete agreements remaining in 2006 as they began to expire in 2005. The non-compete agreements are being amortized on a straight-line basis over the terms of each agreement. Additionally, the Company experienced a reduction of amortization on the core deposit intangibles, due to the Company utilizing an accelerated method which calls for a higher level of expense in earlier periods, both relating to the Connecticut Bancshares and Alliance acquisitions, partially offset by new amortization of a customer relationship intangible and core deposit intangible recorded in conjunction with the Trust Company and Cornerstone acquisitions.

Income Tax Provision
The income tax expense of $5.4 million for the three months ended March 31, 2006 resulted in an effective tax rate of 33.0%, compared to $6.9 million for the three months ended March 31, 2005, which resulted in an effective tax rate of 33.5%. The decrease in the effective tax rate for the three months ended March 31, 2006 is primarily due to additional federal income tax credits. The effective rate as of March 31, 2006 is representative of the Company’s projected effective tax rate for the year.

Financial Condition

Financial Condition Summary
From December 31, 2005 to March 31, 2006, total assets and liabilities increased approximately $320.5 million and $302.3 million, respectively, due mainly to increases in loans, deposits and borrowings. Of the total increases, approximately $211.4 million of assets and approximately $194.5 million of liabilities are attributable to the Cornerstone acquisition. Stockholders’ equity increased $18.1 million to $1.33 billion due primarily to stock issued to acquire Cornerstone and year-to-date net income, partially offset by treasury shares acquired, dividends and a decrease in the after tax fair value of investment securities.

Short-Term Investments
At March 31, 2006, short-term investments were $127.4 million, an increase of $80.9 million, or 174.0% from $46.5 million at December 31, 2005. This increase was the result of purchases of money market funds and commercial paper as the Company experienced a large influx of deposits at the end of March.

Investment Securities
The following table presents the amortized cost, gross unrealized gains and losses and estimated fair values of investment securities at March 31, 2006 and December 31, 2005.

Table 8: Investment Securities

	March 31, 2006				December 31, 2005

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$8,857	$-	$(197)	$8,660	$8,877	$1	$(133)	$8,745
U.S. Government sponsored
enterprise obligations	188,604	19	(1,707)	186,916	159,008	19	(1,641)	157,386
Corporate obligations	49,722	44	(1,264)	48,502	54,831	48	(1,262)	53,617
Other bonds and obligations	118,039	139	(1,180)	116,998	120,663	191	(1,006)	119,848
Marketable and trust preferred
equity securities	169,165	808	(1,102)	168,871	161,122	783	(1,099)	160,806
Mortgage-backed securities	1,809,719	377	(48,657)	1,761,439	1,899,374	537	(36,842)	1,863,069

Total available for sale	2,344,106	1,387	(54,107)	2,291,386	2,403,875	1,579	(41,983)	2,363,471

Held to maturity
Mortgage-backed securities and
other bonds	109,066	-	(1,987)	107,079	91,734	81	(1,108)	90,707

Total held to maturity	109,066	-	(1,987)	107,079	91,734	81	(1,108)	90,707

Total securities	$2,453,172	$1,387	$(56,094)	$2,398,465	$2,495,609	$1,660	$(43,091)	$2,454,178

At March 31, 2006 the Company had total investments of $2.40 billion, or 34.9%, of total assets. This is a decrease of $54.8 million, or 2.2%, from $2.46 billion at December 31, 2005. The decrease was primarily the result of the Company using cash flows from mortgage-backed securities to fund the residential loan purchase program that was implemented in 2005.

The Company’s underlying investment strategy is to purchase hybrid adjustable rate mortgage-backed securities, five and seven year balloon mortgage-backed securities, ten-year pass through mortgage-backed securities and collateralized mortgage obligations based off fifteen-year mortgage collateral. These securities have been emphasized due to their limited extension risk in a rising rate environment and for their monthly cash flows that provide the Company with liquidity. This strategy is also supplemented with select purchases of bullet and callable agency and asset-backed securities. For mortgage-backed securities, the average life when purchased would range between 1.5 and 3.5 years and the maturity dates for Agency obligations would range between one and five years. The Company is amortizing any premium paid on hybrid adjustable rate mortgage-backed securities to the initial reset date due to management’s experience with prepayments by the initial reset date.

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of March 31, 2006, $2.29 billion, or 95.5%, of the portfolio, was classified as available for sale and $109.1 million of the portfolio was classified as held to maturity. The net unrealized loss on securities classified as available for sale as of March 31, 2006 was $52.7 million compared to an unrealized loss of $40.4 million as of December 31, 2005. The depreciation in the market value of securities available for sale was primarily due to fluctuations in market interest rates during the period. Management has performed a review of all investments with unrealized losses and determined that none of these investments had other-than-temporary impairment.

Lending Activities
The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. Table 9 displays the balances of the Company’s loan portfolio as of March 31, 2006 and December 31, 2005.

Table 9: Loan Portfolio

	March 31, 2006		December 31, 2005

		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total

Residential real estate	$1,770,447	49.9%	$1,650,527	50.4%
Commercial real estate	868,983	24.5	768,582	23.4
Commercial business	344,806	9.7	314,562	9.6
Home equity and equity lines of credit	540,337	15.2	520,290	15.9
Other consumer	23,495	0.7	22,745	0.7

Total loans	$3,548,068	100.0%	$3,276,706	100.0%

As shown in Table 9, gross loans were $3.55 billion, up $271.4 million, or 8.3%, at March 31, 2006 from year-end 2005. The Company experienced an increase in all loan categories which was primarily attributable to the acquisition of Cornerstone, loan purchases and an increase in loan originations.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of March 31, 2006, comprising approximately 50% of gross loans. The increase of $119.9 million is due to loan portfolio purchases and balances acquired from Cornerstone, partially offset by a decrease in organic loan balances. The purchased portfolio includes adjustable rate and 10 and 15 year fixed rate residential real estate loans with property locations throughout the United States, but predominately in the Northeast. For the quarter, loan purchases accounted for $134.1 million of new residential real estate loans and were primarily purchased with cash flows from the investment portfolio and funds borrowed from the FHLB. The acquisition of Cornerstone added approximately $12.1 million in residential loans.

Commercial business loans increased $30.2 million to $344.8 million at March 31, 2006, primarily due to the acquisition of Cornerstone which contributed approximately $35.5 million. Commercial real estate loans increased $100.4 million from December 31, 2005 to March 31, 2006. The increase was attributable to the acquisition of Cornerstone which added approximately $86.7 million to the portfolio as well as increases in both the number and average balance of loan originations as a result of the Company’s competitive position in the Connecticut commercial real estate lending market subsequent to the acquisitions of Cornerstone, Connecticut Bancshares and Alliance. The Company’s continued strategy is to have a larger percentage of the Company’s assets be attributable to commercial loans including real estate, construction and other commercial loans. To accomplish this goal, the Company is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while still maintaining credit quality.

Home equity loans and lines of credit increased $20.0 million from December 31, 2005 to March 31, 2006, with Cornerstone contributing approximately $2.6 million of the increase. These products were promoted by the Company through attractive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to investments.

Asset Quality
As displayed in Table 10, nonperforming assets at March 31, 2006 increased to $9.2 million compared to $7.4 million at December 31, 2005. The increase is primarily due to increases in the commercial real estate and commercial loan portfolios as a result of the Cornerstone acquisition. Nonperforming loans as a percent of total loans outstanding at March 31, 2006 was 0.26%, up from 0.23% at December 31, 2005. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 420.8% at March 31, 2006, down from the ratio of 481.02% at year-end 2005. The allowance for loan losses to total loans was 1.08% at the end of the March 31, 2006, the same as at December 31, 2005.

Table 10: Nonperforming Assets

	March 31,	December 31,
(Dollars in thousands)	2006	2005

Nonaccruing loans (1)
Real estate loans
Residential (one-to four-family)	$901	$1,808
Commercial	4,326	2,889

Total real estate loans	5,227	4,697
Commercial business	3,628	2,446
Consumer loans
Home equity and equity lines of credit	118	29
Other consumer	94	219

Total consumer loans	212	248

Total Nonaccruing loans	9,067	7,391
Real Estate Owned	153	-

Total nonperforming assets	$9,220	$7,391

Allowance for loan losses as a percent of total loans (2)	1.08%	1.08%
Allowance for loan losses as a percent of total nonperforming loans	420.79%	481.02%
Total nonperforming loans as a percentage of total loans (2)	0.26%	0.23%
Total nonperforming assets as a percentage of total assets	0.13%	0.11%

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

Allowance For Loan Losses
As displayed in Table 11 below, during the three months ended March 31, 2006, the Company recorded net recoveries of $377,000 mainly within the commercial business loan portfolio. During the comparative prior year quarter there were also net recoveries of $516,000. The 2006 year-to-date net recoveries was due to charge-offs being at their lowest level in the past four quarters, coupled with significant cash recoveries including $433,000 received from one commercial relationship. Management believes that the allowance for loan losses is adequate and consistent with positive asset quality and delinquency indicators. The Company had a loan loss allowance of $38.2 million and $35.6 million at March 31, 2006 and December 31, 2005, respectively. The allowance at March 31, 2006 includes $2.2 million which was acquired as a result of the Cornerstone acquisition.

Table 11: Schedule of Allowance for Loan Losses

	At or For the Three Months
	Ended March 31,
(Dollars in thousands)	2006		2005

Balance at beginning of period	$35,552		$36,163
Net allowances gained through acquisition	2,224		-
Provision for loan losses	-		-
Charge-offs
Residential and commercial real estate loans	-		20
Commercial business loans	320		475
Consumer loans	89		82

Total charge-offs	409		577

Recoveries
Residential and commercial real estate loans	156		15
Commercial business loans	586		1,042
Consumer loans	44		36

Total recoveries	786		1,093

Net recoveries	(377)		(516)

Balance at end of period	$38,153		$36,679

Net recoveries to average loans	(0.04	) %	(0.07	) %
Allowance for loan losses to total loans	1.08		1.17
Allowance for loan losses to nonperforming loans	420.79		352.75
Net recoveries to allowance for loan losses	(0.99)		(1.41)
Total recoveries to total charge-offs	192.18		189.43

Intangible Assets
At March 31, 2006, the Company had intangible assets of $510.5 million, an increase of $33.4 million, or 7.0%, from $477.0 million at December 31, 2005. The increase was predominately due to the acquisition of Cornerstone on January 2, 2006 which resulted in the Company recording additional goodwill of $24.8 million and a core deposit intangible of $6.8 million, partially offset by year-to-date amortization expense of $2.5 million. Also, in accordance with the definitive agreement the Company previously entered into with Trust Company, additional merger consideration in the form of Company stock and cash was remitted to Trust Company shareholders, which resulted in the Company recording an additional $4.3 million of goodwill. In accordance with SFAS No. 141, the assets acquired and liabilities assumed are recorded based on their fair values on the acquisition date.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If carrying amount exceeds fair value an impairment charge is recorded to income. Goodwill is not amortized, but instead is reviewed for impairment on an annual basis. For 2006, the goodwill evaluation occurred during the quarter and no impairment was recorded. Also, no events or circumstances subsequent to that evaluation indicate that the carrying value of the Company’s goodwill may not be recoverable.

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

Table 12: Deposits

	March 31,	December 31,
(In thousands)	2006	2005

Savings	$791,710	$781,346
Money market	566,755	554,079
NOW	366,421	342,268
Demand	475,439	486,528
Time	1,725,763	1,633,891

Total deposits	$3,926,088	$3,798,112

As displayed in Table 12, deposits increased $128.0 million, or 3.4%, as compared to December 31, 2005, primarily attributable to the acquisition of Cornerstone which added approximately $178.3 million in deposits. This increase was partially offset by a decrease in organic deposit balances due to the market interest rate environment and competitor pricing. The Company focused on continuing its strategy of offering premium time deposit rates to customers who either have or establish a checking relationship with the Company coupled with the offering of new free checking products to both retail and commercial customers while minimizing any negative effect on its net interest margin. The decrease in organic deposit balances was also affected to a lesser extent by the disbursement of semi-annual tax payments held in escrow.

Table 13: Borrowings

	March 31,	December 31,
(In thousands)	2006	2005

FHLB advances (1)	$1,363,480	$1,191,280
Repurchase agreements	178,305	179,970
Mortgage loans payable	1,686	1,716
Junior subordinated debentures issued to affiliated trusts (2)	7,759	7,809

Total borrowings	$1,551,230	$1,380,775

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $17.0 million and $18.2 million at March 31, 2006 and December 31, 2005, respectively.
(2)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $650,000 and $700,000 at March 31, 2006 and December 31, 2005, respectively. The trusts were organized by Alliance to facilitate the issuance of trust preferred securities. The Company acquired these subsidiaries when it acquired Alliance. The affiliated trusts are wholly- owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Table 13 above summarizes the Company’s recorded borrowings of $1.55 billion at March 31, 2006. Borrowings increased $170.5 million, or 12.3%, from the balance recorded at December 31, 2005, mainly in FHLB advances. This increase in FHLB advances was due to funding residential loan purchases, while managing interest rate risk and liquidity. At March 31, 2006, the majority of the Company’s outstanding FHLB advances were at fixed rates, while only $25.0 million had floating rates.

Stockholders’ Equity
 Total stockholders’ equity equaled $1.33 billion at March 31, 2006; $18.1 million higher than the balance at December 31, 2005. The increase consisted primarily of common stock issued for the Cornerstone acquisition and contingent shares issued for Trust Company of $35.8 million, net income of $11.0 million, stock option and restricted stock expense of $3.2 million and $0.9 million of released ESOP shares. These increases were partially offset by decreases due to shares repurchased of $19.1 million, dividends of $5.6 million and a decrease of $8.0 million in other comprehensive income resulting from an after tax depreciation in the fair market value of investments available for sale. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below. Book value per share amounted to $12.07 and $12.05 at March 31, 2006 and December 31, 2005, respectively.

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

The principal strategies used to manage interest rate risk include (i) emphasizing the origination, purchase and retention of adjustable rate loans, and the origination and purchase of loans with maturities matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and/or average lives and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management.

The Company employs two approaches to interest rate risk measurement; gap analysis and income simulation analysis.

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 2006, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was negative $242.0 million, or negative 3.52% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the forward yield curve as of March 31, 2006 was utilized. This resulted in a yield curve that increased approximately 20 basis points at the front end of the yield curve and increased approximately 5 basis points at the long end of the yield curve. The overnight rate was modeled to increase by 50 basis points. This interest rate scenario most closely approximates management’s expectations for interest rate movements over the next twelve months.

As of March 31, 2006, the Company’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage change in
estimated net interest margin
over twelve months

100 basis point instantaneous and sustained increase in rates	0.79%
100 basis point instantaneous and sustained decrease in rates	-0.91%

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

Based on the scenarios above, net interest income would decrease slightly in the 12-month period after an immediate decrease in rates, and would increase slightly after an immediate increase in rates. Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on time deposits and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund purchases of investments and residential mortgage loans while managing interest rate risk and liquidity. At March 31, 2006, total borrowings from the Federal Home Loan Bank amounted to $1.35 billion, exclusive of $17.0 million in purchase accounting adjustments, and the Company had the capacity to increase that total to $1.49 billion. Additional borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At March 31, 2006 the Company’s repurchase agreement lines of credit totaled $100.0 million, $50.0 million of which was available on that date.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At March 31, 2006, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $484.0 million, or 7.0% of total assets.

The Company believes that the cash and due from banks, short-term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At March 31, 2006, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $727.7 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from March 31, 2006 are $1.41 billion.

At March 31, 2006, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $859.0 million, or 13.7%, which is above the threshold level of $312.7 million, or 5% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 23.1% and the Total risk-based capital ratio stood at 24.1%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $629.4 million, or 10.1% of average assets, which is above the required level of $249.3 million or 4%, the Tier 1 risk-based capital ratio was 17.0% and the Total risk-based capital ratio was 18.0%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 22 through 36 under the caption “Asset and Liability Management and Management of Market and Interest Rate Risk”.

Item 4.   Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the first quarter 2006.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
(a) No Company securities were sold by the Company during the quarter ended March 31, 2006 other than securities that were registered under the Securities Act of 1933.

(b) Not applicable

(c) The following table sets forth information about the Company’s stock repurchases for the three months ended March 31, 2006.

Issuer Purchases of Equity Securities
		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs (1)
Period
01/01/06 - 01/31/06	(2)	1,228,385	$14.6103	1,108,100	10,081,500 shares
02/01/06 - 02/28/06		0	$ -	0	10,081,500 shares
03/01/06 - 03/31/06		81,500	$14.3092	81,500	10,000,000 shares
Total		1,309,885	$14.5850	1,189,600

(1)	On May 9, 2005, a stock repurchase plan was announced and provides for the repurchase of up to 10.7 million shares of common stock of the Company. This plan expired during the period as all shares under the plan have been repurchased.

On January 31, 2006, an additional stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan.

(2)	Includes 120,285 shares of common stock (at $14.54/share) withheld by the Company to satisfy tax withholding requirements on the vesting of restricted shares under the Company’s 2005 Long-Term Compensation Plan.

Item 3.   Defaults Upon Senior Securities
None.

Item 4.   Submission of Matters to a Vote of Security Holders
None.

Item 5.   Other Information
None.

Item 6.   Exhibits

Exhibit
Number
3.1	Amended and Restated Certificate of Incorporation of NewAlliance Bancshares, Inc. Incorporated herein by reference is Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.
3.2	Bylaws of NewAlliance Bancshares, Inc. Incorporated herein by reference is Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.
4.1	See Exhibit 3.1, Amended and Restated Certificate of Incorporation and Exhibit 3.2, Bylaws of NewAlliance Bancshares, Inc.
10.1	NewAlliance Bank Deferred Compensation Plan. Incorporated herein by reference is Exhibit 10.2 filed with the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed September 30, 2003.

10.2	Fourth Amendment to NewAlliance Bank Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.3.2 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.
10.2.1	NewAlliance Bank 2004 Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.3.3 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.
10.3	NewAlliance Bancshares, Inc. Employee Stock Ownership Plan Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.4 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.
10.4	The NewAlliance Bank 401(k) Plan Supplemental Executive Retirement Plan. (Amended and Restated Effective December 31, 2004) Incorporated herein by reference is Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q, filed November 9, 2005.
10.5	NewAlliance Bank Executive Incentive Plan (filed herewith).
10.6	Employee Severance Plan. Incorporated herein by reference is Exhibit 10.8 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.
10.7.1	Amended and Restated Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Peyton R. Patterson, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.1 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.2	Amended and Restated Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Merrill B. Blanksteen, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.2 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.3	Amended and Restated Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Gail E.D. Brathwaite, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.3 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.4	Intentionally omitted.
10.7.5	Amended and Restated Employment Agreement between NewAlliance Bank and Diane L. Wishnafski, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.5 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.6	Amended and Restated Employment Agreement between NewAlliance Bank and Brian S. Arsenault, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.6 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.7	Amended and Restated Employment Agreement between NewAlliance Bank and J. Edward Diamond, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.7 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.8	Amended and Restated Employment Agreement between NewAlliance Bank and Donald T. Chaffee, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.8 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.9	Form of Change In Control Agreement dated as of January 3, 2006 between NewAlliance Bank and Koon-Ping Chan and Paul A. McCraven. Incorporated herein by reference is Exhibit 10.7.9 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.10	Intentionally omitted.
10.8.1	Form of Stock Option Agreement (for outside directors). Incorporated herein by reference is Exhibit 10.8.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.
10.8.2	Form of Stock Option Agreement (for employees, including senior officers). Incorporated herein by reference is Exhibit 10.8.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.
10.9.1	Form of Restricted Stock Award Agreement (for outside directors). Incorporated herein by reference is Exhibit 10.9.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.
10.9.2	Form of Restricted Stock Award Agreement (for employees, including senior officers). Incorporated herein by reference is Exhibit 10.9.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.
10.10	NewAlliance Bancshares, Inc. 2005 Long-Term Compensation Plan. Incorporated herein by reference is Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8, filed November 4, 2005.
14	Code of Ethics for Senior Financial Officers. Incorporated herein by reference is Exhibit 14 filed with the Company’s Annual Report on Form 10-KT, filed March 30, 2004.
21	Subsidiaries of NewAlliance Bancshares, Inc. and NewAlliance Bank. Incorporated herein by reference is Exhibit 21 filed with the Company’s Annual Report on Form 10-K, filed March 21, 2005.
31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
32.2	Certification of Merrill B. Blanksteen pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Merrill B. Blanksteen pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

Date:         May 5, 2006