Form 10-Q
period 2006-06-30
NEWALLIANCE BANCSHARES INC
filed 2006-08-08
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

Large accelerated filer X	Accelerated filer _____	Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)		109,718,926

Class		Outstanding at August 3, 2006

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except per share data) (Unaudited)	2006	2005

Assets
Cash and due from banks, noninterest bearing	$126,925	$127,290
Short-term investments	64,059	46,497

Cash and cash equivalents	190,984	173,787
Investment securities available for sale (note 4)	2,188,527	2,363,471
Investment securities held to maturity (note 4)	333,078	91,734
Loans held for sale	3,705	1,222
Loans, net (note 5)	3,670,157	3,241,154
Premises and equipment, net	51,861	50,399
Cash surrender value of bank owned life insurance	63,118	57,325
Goodwill (note 6)	454,231	425,001
Identifiable intangible assets (note 6)	53,936	52,016
Other assets (note 7)	102,618	105,293

Total assets	$7,112,215	$6,561,402

Liabilities
Deposits (note 8)
Non-interest bearing	$485,519	$486,528
Savings, interest-bearing checking and money market	1,778,257	1,677,693
Time	1,690,398	1,633,891

Total deposits	3,954,174	3,798,112
Borrowings (note 9)	1,750,550	1,380,775
Other liabilities	78,597	71,647

Total liabilities	5,783,321	5,250,534

Commitments and contingencies (note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares;
none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares;
issued 117,474 shares at June 30, 2006 and 114,897 shares
at December 31, 2005	1,175	1,149
Additional paid-in capital	1,175,884	1,137,806
Unallocated common stock held by ESOP	(101,527)	(103,356)
Unearned restricted stock compensation	(37,253)	(41,302)
Treasury stock, at cost (7,696 shares at June 30, 2006 and 6,073 shares at December 31, 2005)	(111,485)	(87,998)
Retained earnings	441,990	430,971
Accumulated other comprehensive loss (note 14)	(39,890)	(26,402)

Total stockholders’ equity	1,328,894	1,310,868

Total liabilities and stockholders’ equity	$7,112,215	$6,561,402

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data) (Unaudited)	2006	2005	2006	2005

Interest and dividend income
Residential real estate loans	$24,188	$20,344	$46,573	$40,710
Commercial real estate loans	14,356	11,058	28,414	21,721
Commercial business loans	6,190	5,006	12,231	9,524
Consumer loans	9,002	7,012	17,491	13,543
Investment securities	25,167	24,848	51,353	47,001
Short-term investments	941	315	1,560	738

Total interest and dividend income	79,844	68,583	157,622	133,237

Interest expense
Deposits	21,651	13,147	40,657	23,939
Borrowings	15,589	10,938	29,741	20,597

Total interest expense	37,240	24,085	70,398	44,536

Net interest income before provision for loan losses	42,604	44,498	87,224	88,701

Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	42,604	44,498	87,224	88,701

Non-interest income
Depositor service charges	6,584	5,790	12,543	10,775
Loan and servicing income	481	1,089	1,237	1,908
Trust fees	1,647	710	3,312	1,275
Investment and insurance fees	1,350	1,574	2,960	3,374
Bank owned life insurance	653	606	1,288	1,197
Rent	832	821	1,640	1,586
Net securities gains	4	4	4	12
Net gain on sale of loans	164	76	538	120
Other	318	507	743	817

Total non-interest income	12,033	11,177	24,265	21,064

Non-interest expense
Salaries and employee benefits (notes 1 & 10)	20,099	17,160	40,640	32,580
Occupancy	3,456	2,749	6,978	6,133
Furniture and fixtures	1,483	1,697	3,269	3,257
Outside services	4,453	4,614	9,476	9,288
Advertising, public relations, and sponsorships	1,572	1,473	3,133	2,534
Amortization of identifiable intangible assets	2,389	2,664	4,858	5,971
Conversion and merger related charges	326	410	2,481	890
Other	3,200	3,290	6,552	6,915

Total non-interest expense	36,978	34,057	77,387	67,568

Income before income taxes	17,659	21,618	34,102	42,197
Income tax provision	5,850	7,108	11,273	13,992

Net income	$11,809	$14,510	$22,829	$28,205

Basic and diluted earnings per share (note 15)	$0.12	$0.14	$0.23	$0.26
Weighted-average shares outstanding (note 15)
Basic	100,102,013	106,933,079	100,161,660	106,902,106
Diluted	100,524,577	106,933,079	100,608,205	106,902,106
Dividends per share	$0.06	$0.05	$0.115	$0.10

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Six Months Ended June 30, 2006	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (Unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Loss	Equity

Balance December 31, 2005	108,824	$1,149	$1,137,806	$(103,356)	$(41,302)	$(87,998)	$430,971	$(26,402)	$1,310,868
Common stock issued for acquisition	2,577	26	35,826						35,852
Dividends declared ($0.115 per share)							(11,810)		(11,810)
Allocation of ESOP shares, net of tax			(33)	1,829					1,796
Treasury shares acquired (note 13)	(1,623)					(23,487)			(23,487)
Restricted stock expense					4,049				4,049
Stock option expense			2,285						2,285
Comprehensive income:
Net income							22,829		22,829
Other comprehensive loss, net of tax (note 14)								(13,488)	(13,488)

Total comprehensive income									9,341

Balance June 30, 2006	109,778	$1,175	$1,175,884	$(101,527)	$(37,253)	$(111,485)	$441,990	$(39,890)	$1,328,894

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In thousands) (Unaudited)	2006	2005

Cash flows from operating activities
Net income	$22,829	$28,205
Adjustments to reconcile net income to net cash provided by operating activities
Loss on sale of OREO	21	-
Restricted stock compensation expense	4,049	-
Stock option compensation expense	2,285	-
ESOP expense	1,796	1,759
Amortization of identifiable intangible assets	4,857	5,971
Net amortization/accretion of fair market adjustments from net assets acquired	(3,933)	(4,606)
Net amortization/accretion of investment securities	1,267	3,844
Change in deferred income taxes	1,452	911
Depreciation and amortization	3,146	2,936
Net securities gains	(4)	(12)
Net gain on sales of performing loans	(538)	(120)
Proceeds from sales of loans held for sale	16,032	23,024
Loans originated for sale	(18,476)	(25,179)
Loss (gain) on sale of fixed assets	44	(3)
(Gain) provision for loss on limited partnerships	(50)	43
Increase in cash surrender value of bank owned life insurance	(1,288)	(1,197)
Decrease in other assets	16,818	11,160
(Decrease) increase in other liabilities	(7,969)	7,864

Net cash provided by operating activities	42,338	54,600

Cash flows from investing activities
Purchase of securities available for sale	(57,971)	(623,807)
Purchase of securities held to maturity	(248,410)	(57,773)
Proceeds from maturity, sales, calls and principal reductions of securities available for sale	261,956	352,761
Proceeds from maturity, calls and principal reductions of securities held to maturity	7,256	416
Proceeds from sales of fixed assets	348	238
Net increase in loans held for investment	(290,738)	(58,076)
Net cash paid for acquisitions	(5,581)	-
Proceeds from sales of other real estate owned	132	-
Proceeds from bank owned life insurance	13	12
Purchase of premises and equipment	(2,244)	(2,951)

Net cash used in investing activities	(335,239)	(389,180)

Cash flows from financing activities
Net (decrease) increase in customer deposit balances	(20,183)	71,556
Net increase (decrease) in short-term borrowings	13,304	(56,725)
Proceeds from long-term borrowings	613,082	397,198
Repayments of long-term borrowings	(260,808)	(99,370)
Acquisition of treasury shares	(23,487)	-
Dividends paid	(11,810)	(10,687)

Net cash provided by financing activities	310,098	301,972

Net increase (decrease) in cash and cash equivalents	17,197	(32,608)

Cash and equivalents, beginning of period	173,787	201,099

Cash and equivalents, end of period	$190,984	$168,491

Supplemental information
Cash paid for
Interest on deposits and borrowings	$67,855	$43,276
Income taxes paid, net	6,956	7,260

In 2006, the fair values on noncash assets acquired and liabilities assumed in the acquisition of Cornerstone were $212.3 million and $199.8 million.

In 2006, approximately 2.6 million shares of common stock, valued at approximately $35.9 million were issued in connection with the acquistion of Cornerstone and the contingent payment due to former shareholders of Trust Company.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and short-term investments with original maturities of three months or less. At June 30, 2006, included in the balance of cash and due from banks were cash on hand of $20.4 million and required reserves in the form of deposits with the Federal Reserve Bank of $25.5 million. Short-term investments included money market funds and commercial paper of $64.1 million and $46.5 million at June 30, 2006 and December 31, 2005, respectively.

Investment Securities

Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading, available for sale, or held to maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Federal Home Loan Bank (“FHLB”) stock is a non-marketable security reported at cost. At June 30, 2006 and December 31, 2005, the Company had no debt or equity securities classified as trading.

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

Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. In accordance with FASB Staff Position No. 115-1, a decline in market value of a security below amortized cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

Investments in Limited Partnerships

The Company invests in limited partnerships. As of June 30, 2006 and December 31, 2005, the carrying value of the Company’s investment in twelve limited partnerships was approximately $4.6 million and $4.0 million, respectively, and are included in other assets. The Company’s interest in these limited partnerships is not considered significant and since the Company has no ability to influence operating and financial policies, the partnerships are accounted for at the lower of cost or net realizable value. If the Company’s ownership percentage were higher or if the Company had the ability to influence operating and financial policies, these partnerships would be accounted for under the equity method or consolidated. Income, generally in the form of distributions from the partnerships, is recognized on an accrual basis and included in non-interest income. Six of the twelve limited partnerships are real estate related.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The Company has historically originated Small Business Association (“SBA”) loans which have been held in its portfolio. However, with the acquisition of Cornerstone Bancorp, the Company became involved in the SBA loan secondary market. The Company currently sells the guaranteed portion of SBA loans that meet certain criteria and retains the unguaranteed portion and the right to service the sold portion of the loan in its portfolio. Such loans are included in loans held for sale on the balance sheet upon origination. SBA loans held for sale are valued at the lower of cost (less principal payments received and net of deferred fees and costs) or estimated fair value. Fair value is estimated using quoted market prices. All other loan originations are classified as loans not held for resale.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on certain employees who have consented to allow the Bank to be the beneficiary of those policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax. Management reviews the financial strength of the insurance carriers on an annual basis and BOLI with any individual carrier is limited to 15% of capital plus reserves.

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

Trust Assets

The Bank had approximately $1.02 billion and $1.15 billion of assets under management at June 30, 2006 and December 31, 2005, respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements since they are not owned by the Bank.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Stock-Based Compensation

On January 1, 2006, the Company began accounting for stock option and restricted stock awards in accordance with revised SFAS No.123 (“SFAS No. 123R”), “Share Based Payment,” and chose the modified prospective application transition method provided for under this statement. Under SFAS No. 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period. The financial impact of the implementation of SFAS No. 123R is discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements. Prior to the adoption of SFAS No. 123R, the Company accounted for stock options and restricted stock in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense was not recognized for fixed stock options as the exercise price of the option was equal to the fair value of the underlying stock at the grant date. The fair value of restricted stock awards, measured at grant date, was amortized to compensation expense on a straight-line basis over the vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation,” encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, the Company continued to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 through December 31, 2005 and disclosed certain proforma amounts as if the fair value approach of SFAS No. 123 had been applied.

Conversion and Merger Related Charges

The Company records costs incurred due to a plan to either exit an activity or involuntarily terminate employees of an acquired company as recognized liabilities assumed in a purchase business combination and included in the allocation of the acquisition cost when: (a) the plan to exit an activity begins by the acquisition date; (b) commitment to the plan occurs within one year of the acquisition; (c) the plan is sufficiently detailed to ensure its completion; and (d) plan activities begin shortly after the plan is finalized. Costs that do not meet the conditions for inclusion in the allocation of acquisition cost are expensed as incurred and are reported as Conversion and Merger Related Charges. These merger charges consist primarily of consulting, legal, system conversion, printing and advertising costs associated with acquired companies, acquisition targets and potential acquisition targets. Certain merger related charges continue to be incurred after the closing of these acquisitions primarily due to the timing of banking system conversion activities, which often occur several months after the closing of an acquisition. The Company expects to incur similar charges in the future.

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

Comprehensive Income

The purpose of reporting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income for the six months ended June 30, 2006 in the consolidated statement of changes in stockholders’ equity. The components of comprehensive income are presented in Note 14 of the Notes to Unaudited Consolidated Financial Statements.

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

Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

2.	Recent Accounting Pronouncements

On July 27, 2006, the Financial Accounting Standards Board (“FASB”) affirmed Statement of Financial Accounting Standards (“FAS”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FAS Nos. 87, 88, 106, and 132(R), that requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets for fiscal years ending after December 15, 2006. The Standard also requires that employers measure plan assets and obligations as of the date of their financial statements. This Statement requires a public entity that currently measures plan assets and benefit obligations as of a date other than the date of its statement of financial position to implement the change in measurement date for fiscal years ending after December 15, 2008. The FASB is expected to issue its final standard on or before September 29, 2006. Management is currently evaluating the impact this Proposed Standard will have on the Company’s consolidated financial statements.

On July, 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management elected not to early adopt FIN 48 and does not believe that the adoption of FIN 48 will have a material impact on the Company’s consolidated financial statements.

In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” The statement is an amendment to SFAS No. 140 and was issued with the intention of simplifying the accounting for servicing assets and liabilities by permitting an entity with a separately recognized servicing asset or servicing liability to choose either the amortization or fair value method for the subsequent measurement. The statement also permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent fair value measurement attribute.

SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, but early adoption is permitted. Management has elected not to early adopt SFAS No. 156 and is currently analyzing the method that will be implemented upon adoption. Regardless of the form of adoption, the Company does not believe that it will have a material impact on the Company’s consolidated financial statements.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

3.	Business Combinations

The following table summarizes acquisitions completed between April 1, 2004 and June 30, 2006.

		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Cornerstone Bancorp, Inc.	1/2/2006	$211,358	$18,290	$24,929	$6,777	$14,261	2,393	$47,519
Trust Company of Connecticut	7/1/2005	5,611	4,937	10,498	7,277	6,528	922	19,499
Connecticut Bancshares, Inc.	4/1/2004	2,541,575	239,139	368,775	56,609	610,600	–	610,600
Alliance Bancorp of New England, Inc.	4/1/2004	427,631	26,664	49,464	10,010	191	7,665	76,841

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

Transactions Pending Consummation

On July 18, 2006, the Company announced that it had signed a definitive agreement to acquire Westbank Corporation (“Westbank”), the parent company of Westbank, a commercial bank and trust company. At March 31, 2006, Westbank had assets of $821.8 million and a branch network of 17 banking offices in Massachusetts and Connecticut. Under the terms of the agreement, each outstanding share of Westbank common stock will be converted into the right to receive $23.00 in cash or stock subject to a collar on the stock consideration. The exchange ratio for the stock consideration will be determined by dividing $23.00 by a 20-day average daily closing price of NewAlliance common stock, provided that should the average NewAlliance price be below $13.30, the exchange ratio will be fixed at 1.7293, or should the average NewAlliance price be above $14.70, the exchange ratio will be fixed at 1.5646. As a result of the elective option, the merger consideration each Westbank shareholder elects to receive may be adjusted if necessary, so that 50% of the total merger consideration will be paid in Company stock. The aggregate merger consideration is valued at approximately $116.0 million. The transaction is subject to all required regulatory approvals and the shareholders of Westbank and other customary conditions. The definitive agreement has been approved by the directors of both the Company and Westbank. The transaction is expected to close in the first quarter of 2007.

4.	Investment Securities

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2006 and December 31, 2005.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	June 30, 2006				December 31, 2005

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$8,838	$-	$(229)	$8,609	$8,877	$1	$(133)	$8,745
U.S. Government sponsored enterprise obligations	172,178	78	(1,660)	170,596	159,008	19	(1,641)	157,386
Corporate obligations	49,627	38	(1,221)	48,444	54,831	48	(1,262)	53,617
Other bonds and obligations	104,343	84	(1,225)	103,202	120,663	191	(1,006)	119,848
Marketable and trust preferred equity securities	179,375	903	(1,244)	179,034	161,122	783	(1,099)	160,806
Mortgage-backed securities	1,735,133	272	(56,763)	1,678,642	1,899,374	537	(36,842)	1,863,069

Total available for sale	2,249,494	1,375	(62,342)	2,188,527	2,403,875	1,579	(41,983)	2,363,471

Held to maturity
Mortgage-backed securities	328,373	57	(3,173)	325,257	87,104	81	(1,034)	86,151
Other bonds	4,705	-	(160)	4,545	4,630	-	(74)	4,556

Total held to maturity	333,078	57	(3,333)	329,802	91,734	81	(1,108)	90,707

Total securities	$2,582,572	$1,432	$(65,675)	$2,518,329	$2,495,609	$1,660	$(43,091)	$2,454,178

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of June 30, 2006.

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Treasury obligations	$3,940	$42	$3,587	$187	$7,527	$229
U. S. Government sponsored enterprise obligations	95,525	409	64,009	1,251	159,534	1,660
Corporate obligations	-	-	43,406	1,221	43,406	1,221
Other bonds and obligations	16,027	209	43,041	1,176	59,068	1,385
Marketable and trust preferred equity obligations	18	-	25,733	1,244	25,751	1,244
Mortgage-backed securities	757,103	13,269	1,177,286	46,667	1,934,389	59,936

Total securities with unrealized losses	$872,613	$13,929	$1,357,062	$51,746	$2,229,675	$65,675

Of the issues summarized above, 168 issues have unrealized losses for less than twelve months and 341 have unrealized losses for twelve months or more. Management believes that no individual unrealized loss as of June 30, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions and the unrealized losses on these securities are attributable to changes in market interest rates. The unrealized losses reported for trust-preferred securities, corporate obligations and other bonds and obligations relate to securities that are investment grade with the exception of one bond that will mature within one year, and the unrealized losses on these securities are attributable to changes in market interest rates rather than credit quality of the issuer. The Company has the ability and intent to hold the securities contained in the table for a period of time necessary to recover the unrealized losses.

5.	Loans

The composition of the Company’s loan portfolio is as follows:

	June 30,	December 31,
(In thousands)	2006	2005

Residential real estate	$1,874,160	$1,650,527
Commercial real estate	903,192	768,582
Commercial business	350,403	314,562
Consumer
Home equity and equity lines of credit	559,078	520,290
Other	21,282	22,745

Total consumer	580,360	543,035

Total loans	3,708,115	3,276,706
Allowance for loan losses	(37,958)	(35,552)

Total loans, net	$3,670,157	$3,241,154

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

At June 30, 2006 and December 31, 2005, the Company’s residential real estate loan, home equity and equity lines of credit portfolios are entirely collateralized by one to four family homes and condominiums, the majority of which are located in Connecticut. The commercial real estate loan portfolio is collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralize the majority of commercial business loans.

The following table provides a summary of activity in the allowance for loan losses.

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2006	2005	2006	2005

Balance at beginning of period	$38,153	$36,679	$35,552	$36,163
Net allowances gained through acquisition	-	-	2,224	-
Provision for loan losses	-	-	-	-
Charge-offs
Residential and commercial real estate loans	116	2	116	21
Commercial business loans	350	836	669	1,310
Consumer loans	100	75	189	156

Total charge-offs	566	913	974	1,487

Recoveries
Residential and commercial real estate loans	16	177	172	191
Commercial business loans	317	190	902	1,231
Consumer loans	38	48	82	83

Total recoveries	371	415	1,156	1,505

Net charge-offs (recoveries)	195	498	(182)	(18)

Balance at end of period	$37,958	$36,181	$37,958	$36,181

6.	Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the six months ended June 30, 2006 are summarized as follows:

				Total
		Core Deposit		Identifiable
		and Customer	Non-Compete	Intangible
(In thousands)	Goodwill	Relationships	Agreements	Assets

Balance, December 31, 2005	$425,001	$49,149	$2,867	$52,016
Cornerstone acquisition	24,929	6,777	-	6,777
Additional Trust Company of Connecticut merger consideration	4,301	-	-	-
Amortization expense	-	(3,780)	(1,077)	(4,857)

Balance, June 30, 2006	$454,231	$52,146	$1,790	$53,936

Estimated amortization expense for the year ending:
Remaining 2006		$3,700	$833	$4,533
2007		6,955	957	7,912
2008		6,628	-	6,628
2009		6,370	-	6,370
2010		6,185	-	6,185
Thereafter		22,308	-	22,308

The components of identifiable intangible assets are as follows:

	Original		Balance
	Recorded	Cumulative	June 30,
(In thousands)	Amount	Amortization	2006

Identifiable intangible assets
Core deposit and customer relationships	$71,313	$19,167	$52,146
Non-compete agreements	9,758	7,968	1,790

Total	$81,071	$27,135	$53,936

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

7.	Other Assets

Selected components of other assets are as follows:

	June 30,	December 31,
(In thousands)	2006	2005

Deferred tax asset	$34,430	$27,971
Current Federal income tax receivable	4,498	2,579
Accrued interest receivable	27,329	25,684
Prepaid pension	11,616	11,921
Wire transfer for January 2, 2006 Cornerstone acquisition	-	14,254
Receivable arising from securities transactions	4,173	3,262
Investments in limited partnerships and other investments	6,331	8,044
Mortgage servicing rights	2,966	2,702

8.	Deposits

A summary of deposits by account type is as follows:

	June 30,	December 31,
(In thousands)	2006	2005

Savings	$809,884	$781,346
Money market	581,736	554,079
NOW	386,637	342,268
Demand	485,519	486,528
Time	1,690,398	1,633,891

Total deposits	$3,954,174	$3,798,112

9.	Borrowings

The following is a summary of the Company’s borrowed funds:

	June 30,	December 31,
(In thousands)	2006	2005

FHLB advances (1)	$1,581,132	$1,191,280
Repurchase agreements	160,054	179,970
Mortgage loans payable	1,655	1,716
Junior subordinated debentures issued to affiliated trusts (2)	7,709	7,809

Total borrowings	$1,750,550	$1,380,775

(1)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $15.7 million and $18.2 million at June 30, 2006 and December 31, 2005, respectively.

(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $600,000 and $700,000 at June 30, 2006 and December 31, 2005, respectively. The trusts were organized by Alliance to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

FHLB advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. At June 30, 2006 and December 31, 2005, the Bank was in compliance with the FHLB collateral requirements. At June 30, 2006, the Company could borrow an additional $204.2 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $179.6 million as of June 30, 2006, all of which was available on that date. At June 30, 2006, the majority of the Company’s $1.58 billion outstanding FHLB advances were at fixed rates, while only $25.0 million had floating rates.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

10.	Employee Benefits

Postretirement Benefits

The Company provides various defined benefit and other postretirement benefit plans (postretirement health and life insurance benefits) to substantially all employees. The Company also has supplemental retirement plans (“the Supplemental Plans”) that provide benefits for certain key executive officers. Benefits under the supplemental plans are based on a predetermined formula and are reduced by other benefits. The liability arising from these plans is being accrued over the participants’ remaining periods of service so that at the expected retirement dates, the present value of the annual payments will have been expensed.

The following table presents the amount of net periodic benefit cost for the three months ended June 30, 2006 and 2005:

					Other
	Qualified		Supplemental		Postretirement
	Pension		Retirement Plans		Benefits
(In thousands)	2006	2005	2006	2005	2006	2005

Service cost - benefits earned during the period	$719	$711	$139	$103	$40	$43
Interest cost on projected benefit obligation	1,137	1,173	150	142	83	94
Expected return on plan assets	(1,736)	(1,259)	-	-	-	-
Amortization and deferral	-	-	-	-	13	13
Prior service cost recognized	13	13	3	7	-	-
Recognized net loss (gain)	19	26	-	-	(4)	(1)

Net periodic benefit cost	$152	$664	$292	$252	$132	$149

The following table presents the amount of net periodic pension cost for the six months ended June 30, 2006 and 2005:

					Other
	Qualified		Supplemental		Postretirement
	Pension		Retirement Plans		Benefits
(In thousands)	2006	2005	2006	2005	2006	2005

Service cost - benefits earned during the period	$1,439	$1,421	$278	$206	$80	$86
Interest cost on projected benefit obligation	2,275	2,346	300	284	166	188
Expected return on plan assets	(3,472)	(2,518)	-	-	-	-
Amortization and deferral	-	-	-	-	26	26
Prior service cost recognized	25	26	6	14	1	-
Recognized net loss (gain)	38	52	-	-	(8)	(1)

Net periodic benefit cost	$305	$1,327	$584	$504	$265	$299

In connection with its conversion to a state-charted stock bank the Company established an ESOP to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 28 years. The unallocated ESOP shares are pledged as collateral on the loan. At June 30, 2006, the loan had an outstanding balance of $105.3 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three and six months ended June 30, 2006 was approximately $880,000 and $1.8 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The ESOP shares as of June 30, 2006 were as follows:

Shares released for allocation	539,700
Unreleased shares	6,914,862

Total ESOP shares	7,454,562

Market value of unreleased shares at June 30, 2006 (in thousands)	$98,952

Stock-Based Compensation
As provided for under the Company’s 2005 Long-Term Compensation Plan (the “LTCP”), which was approved by shareholders, the Company’s Compensation Committee awarded 8.6 million stock options with an exercise price of $14.39 per share and approximately 3.4 million restricted stock awards with a value of $14.39 per share to directors and certain employees on June 17, 2005. Additional stock option awards of 215,000, 15,000 and 8,750 were made in the second half of 2005, April 2006 and June 2006, respectively, and have a weighted average exercise price of $14.71, $14.15 and $13.89. Furthermore, an additional 3,060 restricted stock awards with a value of $13.89 were made in June 2006. The LTCP allows the issuance of up to 11.4 million Options or Stock Appreciation Rights, and up to 4.6 million Stock Awards or Performance Awards. On January 1, 2006, the Company began accounting for stock option and restricted stock awards in accordance with SFAS No. 123R, and chose the modified prospective application transition method provided for under this statement. Under SFAS No. 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period.

Options awarded to date are for a term of ten years. Substantially all of these options have the following vesting schedule; 40% vested at year-end 2005, and 20% will vest at year-end of each of the years 2006 through 2008. Of the options granted in 2006, 8,750 will vest in three years and 15,000 will vest in four years. Option and share awards provide for accelerated vesting if there is a change in control, as defined in the LTCP. Compensation cost on options recognized during the three and six month periods ending June 30, 2006 was approximately $1.1 million or $764,000 after tax and $2.3 million or $1.5 million after tax, respectively. There was no compensation cost on options recognized in the same period the prior year because the Company continued to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 through December 31, 2005. It is anticipated that the Company will recognize expense of approximately $4.6 million, $4.5 million and $4.2 million in 2006, 2007 and 2008, respectively. The Company has assumed a 0.4% forfeiture rate on options as the majority of the options have been awarded to senior level management and the Company has only experienced one significant forfeiture. Management considers this forfeiture to be an aberration that is unlikely to occur again. The following table presents the weighted-average fair value and related assumptions using the Black-Scholes Option Pricing Model for all stock options granted through June 30, 2006.

Weighted-average fair value	$2.61
Risk-free interest rate	3.89%
Expected dividend yield	1.53%
Expected volatility	19.84%
Expected life	3.84 years

Since the Company had no share-based compensation history, it used peer group historical data of recently converted thrifts for volatility and life estimates. The risk-free rate is based on the U.S Treasury yield curve in effect at the time of the grant.

Fifteen percent, or 513,675 shares of restricted stock awarded on June 15, 2005 with a total fair value of approximately $7.5 million, vested on January 1, 2006. Fifteen percent of the restricted stock awarded in 2005 will vest in January 1st on each of the years 2007 through 2011 and 10% on January 1, 2012, while the associated expense on the awarded stock will be recorded from the award date through 2011. The 2006 awards vest over three years. For the three and six month periods ended June 30, 2006, the Company recorded expense of approximately $2.0 million and $4.0 million, or after tax expense of approximately $1.4 million and $2.7 million, respectively. The Company anticipates that it will record expense of approximately $8.1 million, $7.7 million, $6.8 million, $6.3 million, $6.2 million and $4.1 million in calendar years 2006 through 2011, respectively in connection with the restricted stock awards. For the three and six months ended June 30, 2005, the Company recorded expense of approximately $612,000, or after tax expense of $398,000.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

A summary of option activity under the plan as of June 30, 2006 and changes during the period ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,757,100	$14.40
Granted	23,750	14.05
Exercised	-	-
Forfeited/cancelled	(366,400)	14.39

Options outstanding at June 30, 2006	8,414,450	$14.40	8.96	$6

Options exercisable at June 30, 2006	3,359,940	$14.40	8.96	$-

The weighted-average grant-date fair value of options granted in 2006 and 2005 was $2.41 and $2.61, respectively. No options have been exercised.

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the period is presented below.

	Restricted Stock		Options

		Weighted-average		Weighted-average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1, 2006	3,424,500	$14.39	5,260,260	$2.61
Granted	3,060	13.89	23,750	2.41
Vested	(513,675)	14.39	-	-
Forfeited/Cancelled	(146,200)	14.39	(229,500)	2.61
Expired	-	-	-	-

Nonvested at June 30, 2006	2,767,685	$14.39	5,054,510	$2.61

The following table provides proforma net income and earnings per share for the three and six months ended June 30, 2005, during which time the fair value-based method was not used to account for stock-based compensation.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
(In thousands, except per share data)	2005	2005

Net income, as reported	$14,510	$28,205
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	398	398
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	844	844

Proforma net income	$14,064	$27,759

Basic and diluted earnings per share
As reported	$0.14	$0.26
Proforma	0.13	0.26

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

11.	Deferred Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities. Deferred taxes charged to goodwill were in connection with the acquisitions of Connecticut Bancshares, Inc. (“Connecticut Bancshares”), Alliance Bancorp of New England, Inc. (“Alliance”), Trust Company of Connecticut (“Trust Company”) and Cornerstone. The Company had a net deferred tax asset of $34.4 million and $28.0 million at June 30, 2006 and December 31, 2005, respectively.

The allocation of deferred tax expense (benefit) involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005

Deferred tax benefit allocated to:
Stockholders’ equity, tax effect of unrealized losses on marketable equity securities (net of valuation allowance)	$(2,792)	$5,421	$(7,074)	$(2,088)
Goodwill	-	-	(837)	1,213
Income	(539)	384	1,452	911

Total deferred tax benefit	$(3,331)	$5,805	$(6,459)	$36

12.	Commitments and Contingencies

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

The table below summarizes the Company’s commitments and contingencies discussed above.

	June 30,	December 31,
(In thousands)	2006	2005

Loan commitments	$34,741	$68,160
Unadvanced portion of construction loans	161,656	98,360
Standby letters of credit	17,851	11,701
Unadvanced portion of lines of credit	530,463	491,977

Total commitments	$744,711	$670,198

Investment Commitments

As of June 30, 2006 and December 31, 2005, the Company was contractually committed under five limited partnership agreements to make additional partnership investments of approximately $3.1 million and $3.7 million, respectively, which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

For a discussion of legal proceedings and other material litigation, see Part II, Item I, Legal Proceedings, of this Form 10-Q.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

13.	Stockholders’ Equity

At June 30, 2006, stockholders’ equity amounted to $1.33 billion, or 18.7% of total assets, compared to $1.31 billion, or 20.0% at December 31, 2005. The Company paid cash dividends totaling $0.115 per share on common stock during the first six months of 2006.

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

Share Repurchase Plan

On January, 31, 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. The Company repurchased 312,900 shares of common stock at a weighted average price of $13.97 per share as of June 30, 2006. There is no set expiration date for this repurchase plan.

During the quarter ended March 31, 2006, the Company completed its repurchase of approximately 10.7 million shares of common stock at a weighted average price of $14.55 per share under its first repurchase plan authorized by the Company’s Board of Directors on May 9, 2005.

Regulatory Capital

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At June 30, 2006, the Company and the Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
June 30, 2006
Tier 1 Capital (to Average Assets)	$645,770	10.2%	$253,888	4.0%	$317,360	5.0%
Tier 1 Capital (to Risk Weighted Assets)	645,770	17.2	150,483	4.0	225,724	6.0
Total Capital (to Risk Weighted Assets)	683,728	18.2	300,966	8.0	376,207	10.0
December 31, 2005
Tier 1 Capital (to Average Assets)	$601,971	10.0%	$241,043	4.0%	$301,303	5.0%
Tier 1 Capital (to Risk Weighted Assets)	601,971	17.6	136,899	4.0	205,349	6.0
Total Capital (to Risk Weighted Assets)	637,523	18.6	273,798	8.0	342,248	10.0
NewAlliance Bancshares, Inc.
June 30, 2006
Tier 1 Capital (to Average Assets)	$866,720	13.6%	$254,679	4.0%	$318,348	5.0%
Tier 1 Capital (to Risk Weighted Assets)	866,720	22.9	151,318	4.0	226,977	6.0
Total Capital (to Risk Weighted Assets)	904,678	23.9	302,636	8.0	378,295	10.0
December 31, 2005
Tier 1 Capital (to Average Assets)	$866,567	14.3%	$242,239	4.0%	$302,799	5.0%
Tier 1 Capital (to Risk Weighted Assets)	866,567	25.0	138,686	4.0	208,029	6.0
Total Capital (to Risk Weighted Assets)	902,119	26.0	277,372	8.0	346,715	10.0

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

14.	Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) and the related tax effects for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2006	2005	2006	2005

Net income	$11,809	$14,510	$22,829	$28,205
Other comprehensive (loss) gain, before tax
Unrealized losses on securities
Unrealized holding (losses) gains, arising during the period	(8,243)	15,738	(20,559)	(5,803)
Reclassification adjustment for gains included in net income	(4)	(4)	(4)	(12)

Other comprehensive (loss) gain, before tax	(8,247)	15,734	(20,563)	(5,815)
Income tax benefit (expense) net of valuation allowance	2,792	(5,421)	7,075	2,088

Other comprehensive (loss) income, net of tax	(5,455)	10,313	(13,488)	(3,727)

Comprehensive income	$6,354	$24,823	$9,341	$24,478

15.	Earnings Per Share

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2006	2005	2006	2005

Net income	$11,809	$14,510	$22,829	$28,205
Average common shares outstanding for basic EPS	100,102	106,933	100,162	106,902
Effect of dilutive stock options and unvested stock awards	423	-	446	-

Average common and common-equivalent shares for dilutive EPS	100,525	106,933	100,608	106,902
Net income per common share:
Basic	$0.12	$0.14	$0.23	$0.26
Diluted	0.12	0.14	0.23	0.26

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, and those which involve the most complex subjective decisions or assessments relate to income taxes, pension and other postretirement benefits, intangible assets, mortgage servicing rights, the allowance for loan losses, other than temporary impairment of securities and amortization and accretion on investment securities. None of the Company’s critical accounting policies have changed during the quarter. Further information about the Company’s accounting policies can be found in Note 1 of the Notes to Unaudited Consolidated Financial Statements.

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

The Company’s core operating objectives are to (1) build high quality, profitable loan portfolios, in particular through growth in commercial real estate, commercial business, residential real estate and home equity loans using organic, purchase and acquisition strategies, (2) increase the non-interest income component of total revenues through (i) development of banking-related fee income, (ii) growth in existing wealth management services, including trust and the sale of insurance and investment products, and (iii) the potential acquisition of additional financial services businesses, (3) increase deposit relationships with a focus on checking accounts, (4) grow through a disciplined acquisition strategy, supplemented by de-novo branching, (5) utilize technology to provide superior customer service and new products and (6) improve operating efficiencies through increased scale and process improvements.

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

The Company entered into a definitive agreement to acquire Westbank Corporation (“Westbank”). This agreement became effective July 18, 2006 and the transaction is expected to close in the first quarter of 2007. Westbank had approximately $821.8 million of assets and approximately $46.6 million of stockholders’ equity at March 31, 2006. Further information regarding these acquisitions can be found in Note 3, “Business Combinations”, in the Notes to the Unaudited Consolidated Financial Statements. On January 2, 2006, the Company completed its acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”), the holding company for Cornerstone Bank. Cornerstone had assets and stockholders’ equity of approximately $211.4 and $18.3 million, respectively at December 31, 2005, with six full service offices serving the attractive Fairfield County market in Southern Connecticut. Cornerstone is the fourth acquisition completed by the Company since April 1, 2004.

Earnings for the three months ended June 30, 2006 were $0.12 per share compared to $0.14 per share for the three months ended June 30, 2005, a decrease of $0.02, or 14.3%. For the six months ended June 30, 2006 and 2005, earnings per share were $0.23 and $0.26, respectively. The decrease in EPS for both periods was primarily a result of higher operating expenses and conversion and merger related charges, partially offset by an increase in non-interest income. The acquisitions of Trust Company of Connecticut (“Trust Company”) and Cornerstone, new accounting rules for stock-based compensation and executive severance were the main reasons for the increases in non-interest expense during the quarter and six month periods ended June 30, 2006 compared to the same periods in 2005.

Annualized return on average equity (“ROE”) and annualized return on average assets (“ROA”) were 3.56% and 0.69%, respectively for the quarter ended June 30, 2006 compared to 4.10% and 0.89%, respectively for the quarter ended June 30, 2005. The Company’s net interest margin was 2.77%, down 30 basis points for the quarter ended June 30, 2006 from the quarter ended June 30, 2005. For the six months ended June 30, 2006, ROE and ROA were 3.43% and 0.67%, respectively, compared to ROE of 3.98% and ROA of 0.88% for the six month ended June 30, 2005.

Asset quality remained strong even though nonperforming loans increased $2.3 million primarily as a result of the Cornerstone acquisition. Nonperforming loans totaled $9.7 million at June 30, 2006 compared to $7.4 million at December 31, 2005. Nonperforming loans to total loans were 0.26% at June 30, 2006, up from 0.23% at December 31, 2005 and nonperforming assets to total assets also increased to 0.14% at June 30, 2006 from 0.11% at December 31, 2005. Although there were net charge-offs of $195,000 recorded for the three months ended June 30, 2006, no provision for loan losses has been recorded for either the three or six months ended June 30, 2006 primarily due to year-to-date net recoveries of $182,000.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except share data)	2006	2005	2006	2005

Condensed Income Statement
Interest and dividend income	$79,844	$68,583	$157,622	$133,237
Interest expense	37,240	24,085	70,398	44,536

Net interest income before provision for loan losses	42,604	44,498	87,224	88,701
Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	42,604	44,498	87,224	88,701
Non-interest income	12,033	11,177	24,265	21,064
Operating expenses	36,652	33,647	74,906	66,678
Conversion and merger related charges	326	410	2,481	890

Income before income taxes	17,659	21,618	34,102	42,197
Income tax provision	5,850	7,108	11,273	13,992

Net income	$11,809	$14,510	$22,829	$28,205

Weighted average shares outstanding
Basic	100,102,013	106,933,079	100,161,660	106,902,106
Diluted	100,524,577	106,933,079	100,608,205	106,902,106
Earnings per share
Basic	$0.12	$0.14	$0.23	$0.26
Diluted	0.12	0.14	0.23	0.26

Financial Ratios
Return on average assets (1)	0.69%	0.89%	0.67%	0.88%
Return on average equity (1)	3.56	4.10	3.43	3.98
Net interest margin (1)	2.77	3.07	2.86	3.11
Efficiency ratio (2)	67.65	61.11	69.27	61.41
Per share data
Book value per share	$12.11	$12.54	$12.11	$12.54
Tangible book value per share	7.48	8.44	7.48	8.44

(1)	Annualized.
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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2006 and 2005

Table 2: Summary Income Statements

	Three Months Ended June 30,		Change 2006/2005		Six Months Ended June 30,		Change 2006/2005

(Dollars in thousands, except per share data)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Net interest income	$42,604	$44,498	$(1,894)	(4)%	$87,224	$88,701	$(1,477)	(2)%
Provision for loan losses	-	-	-	-	-	-	-	-
Non-interest income	12,033	11,177	856	8	24,265	21,064	3,201	15
Operating expenses	36,652	33,647	3,005	9	74,906	66,678	8,228	12
Conversion and merger related charges	326	410	(84)	(20)	2,481	890	1,591	179
Income before income taxes	17,659	21,618	(3,959)	(18)	34,102	42,197	(8,095)	(19)
Income tax provision	5,850	7,108	(1,258)	(18)	11,273	13,992	(2,719)	(19)

Net income	$11,809	$14,510	$(2,701)	(19)%	$22,829	$28,205	$(5,376)	(19)%

Basic and diluted earnings per share	$0.12	$0.14	$(0.02)	(14)%	$0.23	$0.26	$(0.03)	(12)%

Earnings Summary

As shown in Table 2, net income decreased by $2.7 million, to $11.8 million for the three months ended June 30, 2006 from $14.5 million for the three months ended June 30, 2005. Basic and diluted earnings per share for the three months ended June 30, 2006 and 2005 were $0.12 and $.0.14, respectively. The decrease in earnings was primarily the result of higher operating expenses and a decrease in net interest income, partially offset by higher non-interest income. Salaries and employee benefits expense was the predominant reason for the increase in operating expenses and was due mainly to charges associated with the 2005 Long-Term Compensation Plan (“LTCP”) implemented in June 2005, executive severance and the acquisitions of Trust Company and Cornerstone on July 1, 2005 and January 2, 2006, respectively. Net interest income decreased in part due to the absence of approximately $1.0 million of dividend income on Federal Home Loan Bank (“FHLB”) stock due to changes by the FHLB in the timing of declaring their quarterly dividend.

For the six months ended June 30, 2006, net income was $22.8 million, a decrease of $5.4 million from the comparative period in 2005. In addition to the reasons outlined in the quarterly discussion for higher operating expenses and lower net interest income, the decline for the six months ended was also due to higher conversion and merger related charges, partially offset by higher non-interest income. Conversion and merger related charges increased mostly due to consulting and data processing expenses related to Cornerstone for systems conversion as well as legal and consulting expenses related to a potential merger that was abandoned during the due-diligence phase. Non-interest income increased primarily due to an increase in trust fees as a result of the Trust Company acquisition; an increase in depositor service charges primarily due to an increase in overdraft fees; and gains recorded on the sale of Small Business Administration (“SBA”) loans.

Market interest rates have continued to increase and is the principal reason for increases in the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread for both the three and six month periods ended June 30, 2006 as compared to 2005 has decreased largely due to growth in interest-bearing liabilities outpacing growth in earning assets principally because of stock buy-backs coupled with offering promotional rates on higher cost time deposits. This is also causing pressure on the net interest margin which was 2.77% and 2.86% for the three and six months ended June 30, 2006 compared to 3.07% and 3.11% for the three and six months ended June 30, 2005.

Average Balances, Interest, Average Yields/Cost and Rate/Volume Analysis

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

Table 3: Average Balance Sheets for the Three Months Ended June 30, 2006 and 2005

	Three Months Ended

	June 30, 2006			June 30, 2005

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$1,822,346	$24,188	5.31%	$1,577,179	$20,344	5.16%
Commercial real estate	882,643	14,356	6.51	733,870	11,058	6.03
Commercial business	348,246	6,190	7.11	318,653	5,006	6.28
Consumer	567,070	9,002	6.35	523,279	7,012	5.36

Total Loans	3,620,305	53,736	5.94	3,152,981	43,420	5.51
Short-term investments	76,811	941	4.90	40,537	315	3.11
Investment securities	2,451,351	25,167	4.11	2,608,068	24,848	3.81

Total interest-earning assets	6,148,467	$79,844	5.19%	5,801,586	$68,583	4.73%
Non-interest-earning assets	726,965			699,594

Total assets	$6,875,432			$6,501,180

Interest-bearing liabilities
Deposits
Money market	$570,112	$3,772	2.65%	$768,396	$3,599	1.87%
NOW	361,283	439	0.49	335,598	148	0.18
Savings	799,766	1,864	0.93	895,778	1,066	0.48
Time	1,701,553	15,576	3.66	1,292,440	8,334	2.58

Total interest-bearing deposits	3,432,714	21,651	2.52	3,292,212	13,147	1.60
Repurchase agreements	165,419	1,288	3.11	189,607	1,008	2.13
FHLB advances and other borrowings	1,408,924	14,301	4.06	1,078,127	9,930	3.68

Total interest-bearing-liabilities	5,007,057	37,240	2.98%	4,559,946	24,085	2.11%
Non-interest-bearing demand deposits	471,047			448,120
Other non-interest-bearing liabilities	70,200			75,781

Total liabilities	5,548,304			5,083,847
Equity	1,327,128			1,417,333

Total liabilities and equity	$6,875,432			$6,501,180

Net interest-earning assets	$1,141,410			$1,241,640

Net interest income		$42,604			$44,498

Interest rate spread			2.21%			2.62%
Net interest margin (net interest income as a percentage of total interest-earning assets)			2.77%			3.07%
Ratio of total interest-earning assets to total interest-bearing liabilities			122.80%			127.23%

Table 4: Average Balance Sheets for the Six Months Ended June 30, 2006 and 2005

	Six Months Ended

	June 30, 2006			June 30, 2005

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$1,762,800	$46,573	5.28%	$1,571,001	$40,710	5.18%
Commercial real estate	877,738	28,414	6.47	731,310	21,721	5.94
Commercial business	346,249	12,231	7.06	318,710	9,524	5.98
Consumer	558,399	17,491	6.26	518,637	13,543	5.22

Total Loans	3,545,186	104,709	5.91	3,139,658	85,498	5.45
Short-term investments	66,644	1,560	4.68	58,213	738	2.54
Investment securities	2,478,746	51,353	4.14	2,511,459	47,001	3.74

Total interest-earning assets	6,090,576	$157,622	5.18%	5,709,330	$133,237	4.67%
Non-interest-earning assets	730,171			708,086

Total assets	$6,820,747			$6,417,416

Interest-bearing liabilities
Deposits
Money market	$572,063	$6,799	2.38%	$765,550	$6,483	1.69%
NOW	351,908	668	0.38	334,609	303	0.18
Savings	793,052	3,185	0.80	905,935	2,154	0.48
Time	1,700,985	30,005	3.53	1,248,985	14,999	2.40

Total interest-bearing deposits	3,418,008	40,657	2.38	3,255,079	23,939	1.47
Repurchase agreements	171,752	2,549	2.97	192,058	1,759	1.83
FHLB advances and other borrowings	1,357,736	27,192	4.01	1,036,677	18,838	3.63

Total interest-bearing-liabilities	4,947,496	70,398	2.85%	4,483,814	44,536	1.99%
Non-interest-bearing demand deposits	475,477			440,337
Other non-interest-bearing liabilities	68,527			75,741

Total liabilities	5,491,500			4,999,892
Equity	1,329,247			1,417,524

Total liabilities and equity	$6,820,747			$6,417,416

Net interest-earning assets	$1,143,080			$1,225,516

Net interest income		$87,224			$88,701

Interest rate spread			2.33%			2.68%
Net interest margin (net interest income as a percentage of total interest-earning assets)			2.86%			3.11%
Ratio of total interest-earning assets to total interest-bearing liabilities			123.10%			127.33%

Table 5: Rate/Volume Analysis

	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005			Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$603	$3,241	$3,844	$322	$5,541	$5,863
Commercial real estate	928	2,370	3,298	1,492	5,201	6,693
Commercial business	694	490	1,184	1,813	894	2,707
Consumer	1,369	621	1,990	2,831	1,117	3,948

Total loans	3,594	6,722	10,316	6,458	12,753	19,211
Short-term investments	245	381	626	700	122	822
Investment securities	1,863	(1,544)	319	4,972	(620)	4,352

Total interest-earning assets	$5,702	$5,559	$11,261	$12,130	$12,255	$24,385

Interest-bearing liabilities
Deposits
Money market	$1,249	$(1,076)	$173	$2,367	$(2,051)	$316
NOW	279	12	291	348	17	365
Savings	923	(125)	798	1,333	(302)	1,031
Time	4,128	3,114	7,242	7,627	7,379	15,006

Total interest bearing deposits	6,579	1,925	8,504	11,675	5,043	16,718
Repurchase agreements	422	(142)	280	996	(206)	790
FHLB advances and other borrowings	1,091	3,280	4,371	766	7,588	8,354

Total interest-bearing liabilities	8,092	5,063	13,155	13,437	12,425	25,862

(Decrease) increase in net interest income	$(2,390)	$496	$(1,894)	$(1,307)	$(170)	$(1,477)

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

As shown in Table 3, net interest income for the quarter ended June 30, 2006 was $42.6 million, compared to $44.5 million for the same period last year. This decrease of $1.9 million, or 4.3%, is primarily due to the absence of approximately $1.0 million of dividend income on FHLB stock due to changes by the FHLB in declaring their quarterly dividend. It is expected the FHLB will declare and pay the dividend in the third quarter. It is anticipated that the third quarter dividend will be for 183 days instead of 91 days which will cause an anomaly in the third quarter. Additionally, the decrease in net interest-earning assets of $100.2 million, principally due to stock buy-backs and the interest rate spread decline of 41 basis points contributed to the decline in net interest income.

Interest income for the three months ended June 30, 2006 was $79.8 million, compared to $68.6 million for the quarter ended June 30, 2005, an increase of $11.2 million, or 16.4%. The increase in interest income was driven primarily by loans due to both an increase in the average balances of $467.3 million and a 43 basis point increase in the average yield earned. While all loan categories experienced increases in average balances and average yields, the commercial and residential real estate loan portfolios continued to be the drivers of growth. The increases in average balances are due to the acquisition of Cornerstone; the Company’s continued strategy of purchasing residential mortgages in the secondary market and increased organic loan originations. This volume increase accounted for approximately $5.6 million of the increase in interest income. The average yield earned on total loans increased 43 basis points due to increases in market interest rates and contributed approximately $3.6 million of the increase in interest income. The increase in interest income on investment securities was due to an increase in the average rate earned on investment securities of 30 basis points, which was also the result of an increase in market interest rates. As previously mentioned, interest income on investment securities would have been $1.0 million higher if not for the delayed dividend declaration by the FHLB for the second quarter. The dividend is expected to be paid in the third quarter.

The cost of funds for the quarter ended June 30, 2006 increased $13.2 million, or 54.6% to $37.2 million compared to the prior year period. The average rate on interest-bearing liabilities increased 87 basis points to 2.98% from 2.11%. The increase in interest expense was primarily due to increases in time deposits and FHLB advances, of $7.2 million and $4.4 million, respectively, from the quarter ended June 30, 2005. The increase in time deposits interest expense is due to a 108 basis point increase in the average rate on these deposits coupled with an average balance increase of $409.1 million. The 108 basis point increase in the average rate was due to market interest rate increases and offering promotional rates to customers who either had or established a checking relationship with the Bank. Although there has been a decline in the average balances of money market and savings deposits as monies shifted to higher paying time deposits or were lost to competitors, interest expense has increased due to market interest rates. The increase in interest expense on FHLB advances was predominantly due to an increase in the average balance of $330.8 million which funded the purchase of residential mortgages and to a lesser extent helped fund the Company’s stock buy-back program, as well as a 38 basis point increase in the average rate paid on these borrowings due to increases in market interest rates.

As shown in Table 4, net interest income for the six months ended June 30, 2006 was $87.2 million, compared to $88.7 million for the same period last year. A decrease of 35 basis points in the interest rate spread coupled with the average balance decrease in net interest-earning assets of $82.4 million and the FHLB dividend issue previously discussed were the primary factors for the $1.5 million decrease in net interest income.

For the six months ended June 30, 2006, interest income was $157.6 million, an increase of $24.4 million, or 18.3%, from $133.3 million for the six months ended June 30, 2005. The increase in interest income attributable to the loan portfolio is $19.2 million due to the same reasons as the quarterly discussion. Additionally, higher market interest rates caused a 40 basis point increase in the average yield of the investment securities portfolio which contributed $5.0 million of the increase in interest income.

For the six months ended June 30, 2006, the cost of funds was $70.4 million compared to $44.5 million for the six months ended June 30, 2005. This dynamics affecting this increase of $25.9 million, or 58.1%, was consistent with the quarterly change in the cost of funds outlined above.

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management did not record a provision for loan losses for either the three or six months ended June 30, 2006 or 2005. The primary factor that influenced management’s decision not to record a provision was that net recoveries of $182,000 and $18,000 were recorded for the six months ended June 30, 2006 and 2005, respectively. The allowance was deemed adequate based on the acceptable level of delinquencies, nonperforming loans and criticized assets, and considering the growth in the portfolio, including the Cornerstone acquisition.

At June 30, 2006, the allowance for loan losses was $38.0 million, which represented 392.82% of nonperforming loans and 1.02% of total loans. This compared to the allowance for loan losses of $35.6 million at December 31, 2005 representing 481.02% of nonperforming loans and 1.08% of total loans at that date. The allowance acquired as a result of the Cornerstone acquisition was $2.2 million.

Table 6: Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change

(Dollars in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Depositor service charges	$6,584	$5,790	$794	13.71%	$12,543	$10,775	$1,768	16.41%
Loan and servicing income	481	1,089	(608)	(55.83)	1,237	1,908	(671)	(35.17)
Trust fees	1,647	710	937	131.97	3,312	1,275	2,037	159.76
Investment and insurance fees	1,350	1,574	(224)	(14.23)	2,960	3,374	(414)	(12.27)
Bank owned life insurance	653	606	47	7.76	1,288	1,197	91	7.60
Rent	832	821	11	1.34	1,640	1,586	54	3.40
Net securities gains	4	4	-	-	4	12	(8)	(66.67)
Net gain on sale of loans	164	76	88	115.79	538	120	418	348.33
Other	318	507	(189)	(37.28)	743	817	(74)	(9.06)

Total non-interest income	$12,033	$11,177	$856	7.66%	$24,265	$21,064	$3,201	15.20%

Non-Interest Income
As displayed in Table 6, non-interest income increased $856,000 to $12.0 million for the three months ended June 30, 2006 from $11.2 million for the three months ended June 30, 2005. This increase is primarily due to increases in trust fees and depositor service charges and was mostly offset by decreases in loan and servicing income, investment and insurance fees and other income. Trust fees increased due to the acquisition of Trust Company, which occurred on July 1, 2005 and the increase in depositor service charges is mainly due to increases in overdraft fees on demand deposit accounts as a result of a check card overdraft program implemented during the second quarter of 2005. Loan and servicing income has decreased due largely to a decrease in loan fees, principally commercial real estate prepayment fees and a decrease in loan servicing fees. Loan servicing fees decreased due to a write-up of previously recorded impairment in the valuation of the mortgage servicing asset for the quarter ended June 30, 2005, compared to no change in the valuation for the current quarter. Investment and insurance fees decreased mainly due to an unfavorable market for fixed annuity insurance products and the decrease in other income is primarily due to income received in the prior year quarter that were nonrecurring in nature, including a lease termination gain relating to a closed branch and interest on a tax refund.

For the six months ended June 30, 2006, non-interest income increased $3.2 million to $24.3 million from $21.1 million for the six months ended June 30, 2005. The rationale for the year to date increases in trust fees and depositor service charges and the year to date decreases in investment and insurance fees and loan and servicing income are the same as the quarterly discussion. Net gain on sale of loans increased primarily due to the Company’s new strategy of selling SBA loans, a result of the acquisition of Cornerstone which was already an active participant in the secondary SBA market.

Table 7: Non-Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change

(Dollars in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Salaries and employee benefits	$20,099	$17,160	$2,939	17.13%	$40,640	$32,580	$8,060	24.74%
Occupancy	3,456	2,749	707	25.72	6,978	6,133	845	13.78
Furniture and fixtures	1,483	1,697	(214)	(12.61)	3,269	3,257	12	0.37
Outside services	4,453	4,614	(161)	(3.49)	9,476	9,288	188	2.02
Advertising, public relations, and sponsorships	1,572	1,473	99	6.72	3,133	2,534	599	23.64
Amortization of identifiable intangible assets	2,389	2,664	(275)	(10.32)	4,858	5,971	(1,113)	(18.64)
Conversion and merger related charges	326	410	(84)	(20.49)	2,481	890	1,591	178.76
Other	3,200	3,290	(90)	(2.74)	6,552	6,915	(363)	(5.25)

Total non-interest expense	$36,978	$34,057	$2,921	8.58%	$77,387	$67,568	$9,819	14.53%

Non-Interest Expense
As displayed in Table 7, non-interest expense increased $2.9 million to $37.0 million for the three months ended June 30, 2006 from $34.1 million for the comparable prior-year period. The increase was primarily due to increases in salaries and employee benefits and occupancy expense. The main drivers for the increase in salaries and employee benefits expense were the 2005 LTCP, severance recorded for an executive who left the Company and the acquisitions of Trust Company and Cornerstone on July 1, 2005 and January 2, 2006, respectively. The LTCP was implemented in June of 2005. The grant date fair value of restricted stock awards granted under that plan is being recorded as compensation expense over the vesting period of the award. The Company has been recording compensation expense related to the restricted stock award grant under the LTCP since June of 2005. In addition, the Company adopted the provisions of SFAS No. 123R as of January 1, 2006 and upon adoption, the Company began expensing stock options that were awarded under the LTCP. These increases were partially offset by a decrease in pension expense primarily due to the Company’s 2005 contribution to the qualified pension plan in the amount of $24.5 million. Further information regarding the LTCP can be found in Note 10 of the Notes to Unaudited Consolidated Financial Statements. The increase in occupancy expense was mostly attributable to the acquisitions of Trust Company on July 1, 2005 and as we added six branches to our branch network with the Cornerstone acquisition on January 2, 2006.

These increases for the quarter ended June 30, 2006 were partially offset by decreases in amortization of identifiable intangible assets, outside services and furniture and fixtures expense. The decrease in the amortization of identifiable intangible assets was due to fewer non-compete agreements remaining in 2006 as they began to expire in 2005. The non-compete agreements are being amortized on a straight-line basis over the terms of each agreement. Additionally, the Company experienced a reduction of amortization on the core deposit intangibles, due to the Company utilizing an accelerated method which calls for a higher level of expense in earlier periods, both relating to the Connecticut Bancshares and Alliance acquisitions, partially offset by new amortization of a customer relationship intangible and core deposit intangible recorded in conjunction with the Trust Company and Cornerstone acquisitions. The net decrease in outside services was comprised of various components including reductions in: i) consulting relating to Sarbanes Oxley (“SOX”), the 2005 LTCP and systems projects; ii) a reduction in data processing fees due to a new contract extension, partially offset by increases due to additional transactional volume related to the acquisitions and iii) outsourced internal audit services for SOX implementation. The decrease in furniture and fixtures expense is comprised of several items but is mainly attributable to a decline in equipment maintenance charges.

On a year-to-date basis, non-interest expense increased $9.8 million to $77.4 million for the six months ended June 30, 2006 from $67.6 million for the six months ended June 30, 2005. The main drivers of this increase are salaries and employee benefits which has the same explanation as outlined in the quarterly discussion above, and conversion and merger related charges. Conversion and merger related charges increased mostly due to consulting and data processing expenses related to Cornerstone for systems conversion charges as well as legal and consulting expenses related to a potential plan of merger that was abandoned during the due-diligence phase in the first quarter of 2006. Other changes include increases in occupancy expenses due to the increased branch network from the acquisitions of Cornerstone and Trust Company and advertising expenses largely due to newspaper, radio and direct mail campaigns for home equity and checking products. These increases were offset by decreases in amortization of identifiable intangible assets and other expenses. The decrease in the amortization of identifiable intangible assets is consistent with the quarterly explanation and the decrease in other expense is largely due to a reduction in the Company’s operating insurance premiums.

Income Tax Provision
The income tax expense of $5.9 million for the three months ended June 30, 2006 resulted in an effective tax rate of 33.1%, compared to $7.1 million for the three months ended June 30, 2005, which resulted in an effective tax rate of 32.9%. The increase in the effective tax rate for the three months ended June 30, 2006 is primarily due to the disallowance of excess compensation pursuant to Section 162(m) of the Internal Revenue Code.

For the six months ended June 30, 2006, income tax expense was $11.3 million compared to $14.0 million for the six months ended June 30, 2005. The resulting effective tax rates were 33.1% and 33.2%, respectively. The effective tax rate as of June 30, 2006 is representative of the Company’s projected effective tax rate for the year.

Financial Condition

Financial Condition Summary
From December 31, 2005 to June 30, 2006, total assets and liabilities increased approximately $550.8 million and $532.8 million, respectively, due mainly to increases in loans, investments, deposits and borrowings. Of the total increases, approximately $211.4 million of assets and approximately $194.5 million of liabilities are attributable to the Cornerstone acquisition. Stockholders’ equity increased $18.0 million to $1.33 billion due primarily to stock issued to acquire Cornerstone and year-to-date net income, partially offset by treasury shares acquired, dividends and a decrease in the after tax fair value of investment securities.

Short-Term Investments
At June 30, 2006, short-term investments were $64.1 million, an increase of $17.6 million, or 37.8% from $46.5 million at December 31, 2005. This increase was the result of normal daily fluctuations including changes in deposits and escrow payments.

Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities at June 30, 2006 and December 31, 2005.

Table 8: Investment Securities

	June 30, 2006		December 31, 2005

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$8,838	$8,609	$8,877	$8,745
U.S. Government sponsored enterprise obligations	172,178	170,596	159,008	157,386
Corporate obligations	49,627	48,444	54,831	53,617
Other bonds and obligations	104,343	103,201	120,663	119,848
Marketable and trust preferred equity securities	179,375	179,034	161,122	160,806
Mortgage-backed securities	1,735,133	1,678,642	1,899,374	1,863,069

Total available for sale	2,249,494	2,188,526	2,403,875	2,363,471

Held to maturity
Mortgage-backed securities	328,373	325,257	87,104	86,151
Other bonds	4,705	4,545	4,630	4,556

Total held to maturity	333,078	329,802	91,734	90,707

Total securities	$2,582,572	$2,518,328	$2,495,609	$2,454,178

At June 30, 2006 the Company had total investments of $2.52 billion, or 35.5%, of total assets. This is an increase of $66.4 million, or 2.7%, from $2.46 billion at December 31, 2005. The increase was primarily the result of purchasing held to maturity mortgage backed securities that were duration match funded against FHLB borrowings.

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

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of June 30, 2006, $2.19 billion, or 86.8%, of the portfolio, was classified as available for sale and $333.1 million of the portfolio was classified as held to maturity. The net unrealized loss on securities classified as available for sale as of June 30, 2006 was $61.0 million compared to an unrealized loss of $40.4 million as of December 31, 2005. The depreciation in the market value of securities available for sale was primarily due to fluctuations in market interest rates during the period. Management has performed a review of all investments with unrealized losses and determined that none of these investments had other-than-temporary impairment.

Lending Activities
The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. Table 9 displays the balances of the Company’s loan portfolio as of June 30, 2006 and December 31, 2005.

Table 9: Loan Portfolio

	June 30, 2006		December 31, 2005

		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total

Residential real estate	$1,874,160	50.5%	$1,650,527	50.4%
Commercial real estate	903,192	24.4	768,582	23.4
Commercial business	350,403	9.4	314,562	9.6
Home equity and equity lines of credit	559,078	15.1	520,290	15.9
Other consumer	21,282	0.6	22,745	0.7

Total loans	$3,708,115	100.0%	$3,276,706	100.0%

As shown in Table 9, gross loans were $3.71 billion, up $431.4 million, or 13.2%, at June 30, 2006 from year-end 2005. The Company experienced an increase in all but one loan category and was primarily attributable to the acquisition of Cornerstone, loan purchases and an increase in loan originations.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of June 30, 2006, comprising 50.5% of gross loans. The increase of $223.6 million is due to loan portfolio purchases, originations and balances acquired from Cornerstone, partially offset by a decrease in organic loan balances. The purchased portfolio includes adjustable rate and 10 and 15 year fixed rate residential real estate loans with property locations throughout the United States, with the majority in the Northeast. For 2006, loan purchases accounted for $260.0 million of new residential real estate loans and were primarily purchased with cash flows from the investment portfolio and funds borrowed from the FHLB. The acquisition of Cornerstone added approximately $12.1 million in residential loans.

Commercial business loans increased $35.8 million to $350.4 million at June 30, 2006, primarily due to $76.0 million in originations and $35.5 million acquired through the Cornerstone acquisition, partially offset by payoffs and loan maturities. Commercial real estate loans increased $134.6 million from December 31, 2005 to June 30, 2006. The increase was attributable to the acquisition of Cornerstone which added approximately $86.7 million to the portfolio as well as increases in both the number and average balance of organic loan originations partially as a result of the Company’s competitive position in the Connecticut commercial real estate lending market subsequent to the acquisitions of Cornerstone, Connecticut Bancshares and Alliance. The Company’s continued strategy is to build a larger percentage of the Company’s assets in commercial loans including real estate, construction and other commercial loans. To accomplish this goal, the Company is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while maintaining strong credit quality.

Home equity loans and lines of credit increased $38.8 million from December 31, 2005 to June 30, 2006, with Cornerstone contributing approximately $2.6 million of the increase. These products were promoted by the Company through attractive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to investments.

Asset Quality
As displayed in Table 10, nonperforming assets at June 30, 2006 increased to $9.7 million compared to $7.4 million at December 31, 2005. The increase is primarily due to an increase in the commercial real estate portfolio, which includes commercial construction loans, as a result of the Cornerstone acquisition offset by a decrease in residential real estate due to loans that were either brought to a current status and reinstated, or that paid off during the six months ended June 30, 2006. Nonperforming loans as a percent of total loans outstanding at June 30, 2006 was 0.26%, up from 0.23% at December 31, 2005. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 392.82% at June 30, 2006, down from the ratio of 481.02% at year-end 2005. The allowance for loan losses to total loans was 1.02% at the end of the June 30, 2006, compared to 1.08% at December 31, 2005.

Table 10: Nonperforming Assets

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Nonaccruing loans (1)
Real estate loans
Residential (one- to four- family)	$709	$1,808
Commercial	5,908	2,889

Total real estate loans	6,617	4,697
Commercial business	2,951	2,446
Consumer loans
Home equity and equity lines of credit	78	29
Other consumer	17	219

Total consumer loans	95	248

Total Nonaccruing loans	9,663	7,391
Real Estate Owned	-	-

Total nonperforming assets	$9,663	$7,391

Allowance for loan losses as a percent of total loans (2)	1.02%	1.08%
Allowance for loan losses as a percent of total nonperforming loans	392.82%	481.02%
Total nonperforming loans as a percentage of total loans (2)	0.26%	0.23%
Total nonperforming assets as a percentage of total assets	0.14%	0.11%

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

Allowance For Loan Losses
As displayed in Table 11 below, during the three months ended June 30, 2006, the Company recorded net charge-offs of $195,000, compared to net charge-offs of $498,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, the Company recorded net recoveries of $182,000 primarily due to the receipt of significant cash recoveries, including $433,000 received from one commercial relationship in the first quarter. Management believes that the allowance for loan losses is adequate and consistent with positive asset quality and delinquency indicators. The Company had a loan loss allowance of $38.0 million and $35.6 million at June 30, 2006 and December 31, 2005, respectively. The June 30, 2006 allowance includes $2.2 million which was acquired as a result of the Cornerstone acquisition in January 2006.

Table 11: Schedule of Allowance for Loan Losses

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Balance at beginning of period	$38,153	$36,679	$35,552	$36,163
Net allowances gained through acquisition	-	-	2,224	-
Provision for loan losses	-	-	-	-
Charge-offs
Residential and commercial real estate loans	116	2	116	21
Commercial business loans	350	836	669	1,310
Consumer loans	100	75	189	156

Total charge-offs	566	913	974	1,487

Recoveries
Residential and commercial real estate loans	16	177	172	191
Commercial business loans	317	190	902	1,231
Consumer loans	38	48	82	83

Total recoveries	371	415	1,156	1,505

Net charge-offs (recoveries)	195	498	(182)	(18)

Balance at end of period	$37,958	$36,181	$37,958	$36,181

Net charge-offs (recoveries) to average loans	0.02%	0.06%	(0.01)%	-%
Allowance for loan losses to total loans	1.02	1.13	1.02	1.13
Allowance for loan losses to nonperforming loans	392.82	385.23	392.82	385.23
Net charge-offs (recoveries) to allowance for loan losses	0.51	1.38	(0.48)	(0.05)
Total recoveries to total charge-offs	65.49	45.45	118.69	101.21

Intangible Assets
At June 30, 2006, the Company had intangible assets of $508.2 million, an increase of $31.2 million, or 6.5%, from $477.0 million at December 31, 2005. The increase was predominately due to the acquisition of Cornerstone on January 2, 2006 which resulted in the Company recording additional goodwill of $24.9 million and a core deposit intangible of $6.8 million, partially offset by year-to-date amortization expense of $4.9 million. Also, in accordance with the definitive agreement the Company previously entered into with Trust Company, additional merger consideration in the form of Company stock and cash was remitted to Trust Company shareholders, which resulted in the Company recording an additional $4.3 million of goodwill. In accordance with SFAS No. 141, the assets acquired and liabilities assumed are recorded based on their fair values on the acquisition date.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If carrying amount exceeds fair value an impairment charge is recorded to income. Goodwill is not amortized, but instead is reviewed for impairment on an annual basis. For 2006, the goodwill evaluation occurred during the first quarter and no impairment was recorded. Also, no events or circumstances subsequent to that evaluation indicate that the carrying value of the Company’s goodwill may not be recoverable.

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

Table 12: Deposits

	June 30,	December 31,
(In thousands)	2006	2005

Savings	$809,884	$781,346
Money market	581,736	554,079
NOW	386,637	342,268
Demand	485,519	486,528
Time	1,690,398	1,633,891

Total deposits	$3,954,174	$3,798,112

As displayed in Table 12, deposits increased $156.1 million, or 4.1%, as compared to December 31, 2005, primarily attributable to the acquisition of Cornerstone which added approximately $178.3 million in deposits. This increase was partially offset by a decrease in organic deposit balances, primarily demand deposits. The Company focused on continuing its strategy of offering premium time deposit rates to customers who either have or establish a checking relationship with the Company coupled with the offering of free checking and savings products to both retail and commercial customers while minimizing any negative effect on its net interest margin.

Table 13: Borrowings

	June 30,	December 31,
(In thousands)	2006	2005

FHLB advances (1)	$1,581,132	$1,191,280
Repurchase agreements	160,054	179,970
Mortgage loans payable	1,655	1,716
Junior subordinated debentures issued to affiliated trusts (2)	7,709	7,809

Total borrowings	$1,750,550	$1,380,775

(1)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $15.7 million and $18.2 million at June 30, 2006 and December 31, 2005, respectively.

(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $600,000 and $700,000 at June 30, 2006 and December 31, 2005, respectively. The trusts were organized by Alliance to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Table 13 above summarizes the Company’s recorded borrowings of $1.75 billion at June 30, 2006. Borrowings increased $369.8 million, or 26.8%, from the balance recorded at December 31, 2005, mainly in FHLB advances. This increase in FHLB advances was due to funding loan growth and investment purchases, while managing interest rate risk and liquidity. At June 30, 2006, the majority of the Company’s outstanding FHLB advances were at fixed rates, while only $25.0 million had floating rates.

Stockholders’ Equity
Total stockholders’ equity equaled $1.33 billion at June 30, 2006; $18.0 million higher than the balance at December 31, 2005. The increase consisted primarily of common stock issued for the Cornerstone acquisition and contingent shares issued for Trust Company of $35.8 million, net income of $22.8 million, stock option and restricted stock expense of $6.3 million and $1.8 million of released ESOP shares. These increases were partially offset by decreases due to shares repurchased of $23.4 million, dividends of $11.8 million and a decrease of $13.5 million in other comprehensive income resulting from an after tax depreciation in the fair market value of investments available for sale. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below. Book value per share amounted to $12.11 and $12.05 at June 30, 2006 and December 31, 2005, respectively.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At June 30, 2006, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was negative $429.9 million, or negative 6.04% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the forward yield curve as of June 30, 2006 was utilized. This resulted in a yield curve that increased approximately 30 basis points at the front end of the yield curve and increased approximately 5 basis points at the long end of the yield curve. The overnight rate was modeled to remain flat to the June 30, 2006 level. This interest rate scenario most closely approximates management’s expectations for interest rate movements over the next twelve months.

As of June 30, 2006, the Company’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage change in
estimated net interest margin
over twelve months

100 basis point instantaneous and sustained increase in rates	0.13%
100 basis point instantaneous and sustained decrease in rates	-1.62%

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund purchases of investments and residential mortgage loans while managing interest rate risk and liquidity. At June 30, 2006, total borrowings from the Federal Home Loan Bank amounted to $1.57 billion, exclusive of $15.7 million in purchase accounting adjustments, and the Company had the capacity to increase that total to $1.77 billion. Additional borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At June 30, 2006 the Company’s repurchase agreement lines of credit totaled $100.0 million, $75.0 million of which was available on that date.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2006, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $433.6 million, or 6.1% of total assets.

The Company believes that the cash and due from banks, short-term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At June 30, 2006, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $744.7 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from June 30, 2006 are $1.44 billion.

At June 30, 2006, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $866.7 million, or 13.6%, which is above the threshold level of $318.3 million, or 5% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 22.9% and the Total risk-based capital ratio stood at 23.9%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $645.8 million, or 10.2% of average assets, which is above the required level of $253.9 million or 4%, the Tier 1 risk-based capital ratio was 17.2% and the Total risk-based capital ratio was 18.2%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 22 through 37 under the caption “Asset and Liability Management and Management of Market and Interest Rate Risk”.

Item 4. Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the second quarter 2006.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any pending legal proceedings other than as described below and routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of NewAlliance Bancshares, Inc.

A conversion-related civil action was brought against the Company in June, 2004. This action was brought in U.S. District Court, New Haven, Connecticut. The plaintiffs are 10 entities who claim that their right to purchase stock in the Company’s conversion offering was improperly limited by the Company because of its allegedly wrongful determination that those entities were acting in concert with other entities whose subscription rights were also restricted, and because the Company improperly communicated that determination to the plaintiffs. Monetary damages are sought based on the number of shares they allege they should have been allowed to purchase multiplied by the stock’s initial appreciation following the conversion. The Company disputes the plaintiffs’ allegations and intends to defend the case vigorously. On November 3, 2005, the Court granted Summary Judgment in favor of the Company and denied the Summary Judgment motion of the plaintiffs. The plaintiffs appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit. Both sides have briefed their positions and the Appeals Court will consider the appeal in its normal course of business.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.

(b)	Not applicable.

(c)	The following table sets forth information about the Company’s stock repurchases for the three months ended June 30, 2006.

Issuer Purchases of Equity Securities
	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
Period
04/01/06 - 04/30/06	0	$ -	0	10,000,000 shares
05/01/06 - 05/31/06	192,400	$14.0012	192,400	9,807,600 shares
06/01/06 - 06/30/06	120,500	$14.0079	120,500	9,687,100 shares
Total	312,900	$14.0038	312,900

On January 31, 2006, the Company’s second stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting on April 11, 2006 (“Annual Meeting”).

(b)
The following individuals were re-elected as directors for three-year terms at the Annual Meeting: Robert J. Lyons, Jr., Eric A. Marziali, Julia M. McNamara, Peyton R. Patterson, Gerald B. Rosenberg. The other continuing directors are: Roxanne J. Coady, John F. Croweak, Sheila B. Flanagan, Richard J. Grossi, Joseph Rossi, Cornell Scott, Nathaniel D. Woodson and Joseph A. Zaccagnino.

(c)
There were 110,172,326 shares of Common Stock eligible to be voted at the Annual Meeting and 97,407,879 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and vote for each proposal were as follows:

1.	Election of directors for Three-Year Terms (Proposal 1).

	Director	For	Withheld

	Robert J. Lyons, Jr.	94,514,123	2,893,757
	Eric A. Marziali	93,986,559	3,421,321
	Julia M. McNamara	94,456,208	2,951,671
	Peyton R. Patterson	93,733,010	3,674,869
	Gerald B. Rosenberg	94,628,105	2,779,774

	There were no abstentions or broker non-votes for any of the nominees.

2.	Ratification of Appointment of PricewaterhouseCoopers, LLP as independent auditors of the Company for the fiscal year ending December 31, 2006 (Proposal 2).

For	Against	Abstain

93,110,665	1,148,624	148,590

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

10.5	NewAlliance Bank Executive Incentive Plan. Incorporated herein by reference is Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q, filed May 8, 2006.
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

10.7.6	Amended and Restated Employment Agreement between NewAlliance Bank and Brian S. Arsenault, effective June 27, 2006 (filed herewith).
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

10.7.9
Form of Change In Control Agreement dated as of January 3, 2006 between NewAlliance Bank and Paul A. McCraven. Incorporated herein by reference is Exhibit 10.7.9 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.

10.7.10	Employment Agreement between NewAlliance Bank and Koon-Ping Chan, effective June 27, 2006 (filed herewith).
10.8.1	Form of Stock Option Agreement (for outside directors). Incorporated herein by reference is Exhibit 10.8.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.
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

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen
Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	August 7, 2006