Form 10-K/A
period 2005-12-31
NEWALLIANCE BANCSHARES INC
filed 2006-10-30
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32007

NEWALLIANCE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2407114

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 789-2767
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange, Inc.

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   X     No ___

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ___   No   X

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
Large accelerated filer X	Accelerated filer___	Non-accelerated filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ___	No X

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on February 28, 2006, is being filed to correct certain inadvertent omissions in the presentation of earnings per share on the Consolidated Statements of Income, in the Notes to Consolidated Financial Statements and throughout the filing as applicable, as well as enhancing the identification and discussion of non-GAAP information in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Form 10-K/A hereby amends:
•	Part II, Item 6, Selected Financial Data. Revised to present earnings per share data for all periods which had shares outstanding.
•
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Enhanced the discussion regarding non-GAAP financial measures to more clearly express the financial effect of the Company’s conversion to a stock company and simultaneous acquisitions of two financial institutions and why this effect should be looked at on a non-GAAP or proforma basis. Revised the presentation of Table 2, Reconciliation of GAAP Net Income to Non-GAAP Proforma Net Earnings, to remove the earnings per share data.

•	Part II, Item 8, Financial Statements and Supplementary Data. Revised the Consolidated Statements of Income to present earnings per share data for all periods which had shares outstanding.
•	Part II, Item 8, Financial Statements and Supplementary Data. Revised Note 18, Earnings Per Share, to present earnings per share data for all periods which had shares outstanding.
•	Part II, Item 8, Financial Statements and Supplementary Data. Revised Note 20, Selected Quarterly Information, to present earnings per share data for all periods which had shares outstanding.

This Form 10-K/A speaks as of the end of our fiscal year ended December 31, 2005 or as of the date of the Original Filing, as applicable. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. These amendments were arrived at during the course of responding to comments from the SEC relating to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

SIGNATURES

PART II

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

			For the Twelve
	For the Year Ended		Months Ended	For the Nine Months		For the Year Ended
	December 31,		December 31,	Ended December 31,		March 31,

(In thousands, except per share data)	2005	2004	2003	2003	2002	2003	2002

Selected Operating Data
Interest and dividend income	$276,570	$208,032	$104,570	$77,867	$90,111	$116,812	$131,939
Interest expense	100,461	61,812	30,396	22,259	31,479	39,617	57,080

Net interest income before provision for loan losses	176,109	146,220	74,174	55,608	58,632	77,195	74,859
Provision for loan losses	400	600	-	-	-	-	-

Net interest income after provision for loan losses	175,709	145,620	74,174	55,608	58,632	77,195	74,859
Non-interest income	45,524	35,746	17,774	12,242	13,075	18,607	12,219
Contribution to the Foundation	-	40,040	-	-	-	-	-
Conversion and merger related charges	2,156	17,591	4,032	4,022	-	-	-
Other non-interest expense	139,084	119,142	60,908	45,763	44,410	59,564	52,400

Income before provision for income taxes	79,993	4,593	27,008	18,065	27,297	36,238	34,678
Provision for income taxes	27,394	524	9,091	5,989	9,260	12,361	11,748

Net income	$52,599	$4,069	$17,917	$12,076	$18,037	$23,877	$22,930

		For the period
		April 1 through
		December 31, 2004 (1)

Basic and diluted earnings per share	$0.50	$0.02
Weighted-average shares outstanding
Basic	105,110	106,520
Diluted	105,517	106,520
Dividends per share	$0.21	$0.08

	At December 31,			At March 31,

(In thousands)	2005	2004	2003	2003	2002

Selected Financial Data
Total assets	$6,561,402	$6,264,138	$2,536,797	$2,392,733	$2,260,291
Loans (2)	3,276,706	3,144,657	1,307,525	1,178,371	1,168,893
Allowance for loan losses	35,552	36,163	17,669	18,932	20,805
Short-term investments	46,497	100,000	13,000	30,000	130,429
Investment securities	2,455,205	2,283,701	1,120,046	1,087,725	876,221
Goodwill	424,436	417,307	-	-	-
Identifiable intangible assets	52,581	56,003	710	730	829
Deposits	3,798,112	3,702,012	1,814,684	1,816,234	1,745,379
Borrowings	1,380,755	1,064,816	277,681	141,501	117,466
Stockholders’ equity	1,310,868	1,416,372	406,001	396,150	373,099
Nonperforming loans (3)	7,391	10,233	5,489	3,922	11,220
Nonperforming assets (4)	7,391	10,233	5,512	3,988	11,220

			At or For
			the Twelve
	At or For the Year		Months Ended	At or For the Nine Months		At or For the Year
	Ended December 31,		December 31,	Ended December 31,		Ended March 31,

	2005	2004	2003	2003	2002	2003	2002

Selected Operating Ratios and Other Data
Performance Ratios (5)
Average yield on interest-earning assets	4.79%	4.24%	4.47%	4.40%	5.33%	5.22%	6.29%
Average rate paid on interest-bearing liabilities	2.20	1.59	1.66	1.61	2.36	2.23	3.41
Interest rate spread (6) (8)	2.59	2.65	2.81	2.79	2.97	2.99	2.88
Net interest margin (7) (8)	3.05	2.98	3.17	3.14	3.47	3.45	3.57
Ratio of interest-bearing assets to interest-bearing liabilities	126.65	125.82	127.92	128.06	126.77	125.79	125.39
Ratio of net interest income after provision for loan losses to non-interest expense	124.40	82.39	114.22	111.70	132.02	129.60	142.86
Non-interest expense as a percent of average assets	2.18	3.24	2.67	2.71	2.53	2.54	2.38
Return on average assets	0.81	0.07	0.74	0.66	1.03	1.02	1.04
Return on average equity	3.76	0.36	4.48	4.01	6.50	6.35	6.31
Ratio of average equity to average assets	21.57	20.87	16.46	16.40	15.84	16.04	16.47

Non-GAAP Ratios
Efficiency ratio (9)	63.59	97.31	70.63	73.05	63.02	63.18	55.67

Regulatory Capital Ratios
Leverage capital ratio	14.31	16.32	16.10	16.10	16.05	16.45	16.29
Tier 1 capital to risk-weighted assets	24.99	26.98	26.95	26.95	26.64	27.19	25.14
Total risk-based capital ratio	26.02	28.22	28.15	28.15	27.89	28.44	26.42

Asset Quality Ratios
Nonperforming loans as a percent of total loans (2) (3)	0.23	0.33	0.42	0.42	0.39	0.33	0.96
Nonperforming assets as a percent of total assets (4)	0.11	0.16	0.22	0.22	0.19	0.17	0.50
Allowance for loan losses as a percent of total loans	1.08	1.15	1.35	1.35	1.64	1.61	1.78
Allowance for loan losses as a percent of non-performing loans	481.02	353.40	321.90	321.90	416.94	482.71	185.43
Net loan charge-offs as a percent of average interest-earning assets	0.02	0.07	0.07	0.05	0.07	0.08	0.12

(1)
Earnings per share for 2004 was calculated using net income and weighted-average shares outstanding from the date of conversion, April 1, 2004, through December 31, 2004. Net income for this nine-month period was $2.1 million. Earnings per share for all other periods are not presented as the Company had no shares outstanding until the second quarter of 2004.

(2)	Loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and net unamortized premium on acquired loans.
(3)
Nonperforming loans include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest and renegotiated loans due to a weakening in the financial condition of the borrower.

(4)	Nonperforming assets consist of nonperforming loans and other real estate owned.
(5)	Performance ratios are based on average daily balances during the periods indicated and are annualized where appropriate. Regulatory Capital Ratios and Asset Quality Ratios are end-of-period ratios.
(6)	Interest rate spread represents the difference between the weighted average yield on average interest-bearing assets and the weighted average cost of average interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(8)	No tax equivalent adjustments were made due to the fact that ratio would not be materially different.
(9)
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

Intangible Assets
The Company is required to follow SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” for business acquisitions and the subsequent accounting for intangible assets acquired. For business acquisitions, SFAS No. 141 requires us to record as assets on our financial statements both goodwill, an intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired, and identifiable intangible assets such as core deposit intangibles and non-compete agreements. Under SFAS No. 142, goodwill must be regularly evaluated for impairment, in which case we may be required to reduce its carrying value through a charge to earnings. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not have future economic benefit. The valuation techniques used by management to determine the carrying value of tangible and intangible assets acquired in the acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates, which were used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives could have a material adverse impact on future results of operations.

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

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004 and the Twelve Months Ended December 31, 2003

Table 1: Summary Income Statements

			Twelve Months
			Ended	Change
	Year Ended December 31,		December 31,
				2005/2004		2004/2003
(Dollars in thousands, except per share data)	2005	2004	2003	Amount	Percent	Amount	Percent

Net interest income	$176,109	$146,220	$74,174	$29,889	20%	$72,046	97%
Provision for loan losses	400	600	-	(200)	(33)	600	-
Non-interest income	45,524	35,746	17,774	9,778	27	17,972	101
Operating expenses	139,084	119,142	60,908	19,942	17	58,234	96
Contribution to NewAlliance Foundation	-	40,040	-	(40,040)	(100)	40,040	-
Conversion and merger related charges	2,156	17,591	4,032	(15,435)	(88)	13,559	336
Income before income taxes	79,993	4,593	27,008	75,400	1,642	(22,415)	(83)
Income tax expense	27,394	524	9,091	26,870	5,128	(8,567)	(94)

Net income	$52,599	$4,069	$17,917	$48,530	1,193%	$(13,848)	(77)%

Basic and diluted earnings per share (1)	$0.50	$0.02	n/a

(1) Earnings per share are presented for 2005 and 2004 as the Company had shares outstanding beginning with the second quarter of 2004. Additionally, 2004 earnings per share were calculated using net income and weighted-average shares outstanding for the period April 1 through December, 31, 2004. Net income for this time period was $2.1 million. Further information regarding earnings per share can be found in Note 18 of the Notes to Consolidated Financial Statements.

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

Table 2: Reconciliation of GAAP Net Income to Non-GAAP Proforma Net Earnings

	Year Ended		Twelve Months Ended
	December 31,		December 31,

(In thousands, except per share data)	2005	2004	2003

Net income	$52,599	$4,069	$17,917
After-tax operating adjustments:
Foundation contribution	-	26,026	-
Conversion and merger related charges	1,401	11,434	2,621

Proforma net earnings	$54,000	$41,529	$20,538

In addition to the earnings results presented above in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company provides certain earnings results on a non-GAAP, or proforma basis. The determination of proforma net earnings excludes the effects of conversion and merger related charges and contribution to fund a charitable Foundation as a result of the Company’s initial public offering (“IPO”) and conversion to a stock company and simultaneous acquisition of two other financial institutions. The Company considers this three-fold transaction to be a one-time, nonrecurring event due to its uniqueness and magnitude as the IPO raised in excess of $1.0 billion and, combined with the effect of the acquisitions, the Company effectively tripled in size. These conversion and merger related charges include accounting, legal, consulting and branding expenses directly associated with the IPO and simultaneous acquisitions of Connecticut Bancshares and Alliance, and primarily began during the third quarter of 2003 and continued throughout 2004. The contribution of $40.0 million to the charitable Foundation was made through a donation of stock as a result of the IPO. There have been no additional contributions to the Foundation and there are no plans, commitments or intent to make additional contributions in the future. Performance measured by proforma net earnings is considered by management to be a useful measure for gauging the underlying performance of the Company by eliminating the volatility caused by voluntary transaction-based items.

Presented in Table 2 is a reconciliation of GAAP-based net income to proforma net earnings. As reflected in the table, proforma net earnings for the year ended December 31, 2005 was $54.0 million compared to net income of $52.6 million for the year ended December 31, 2005. Conversion and merger related charges for 2005 primarily included Trust Company costs and the commencement of the Cornerstone costs. Management anticipates that the acquisition of Cornerstone will cause these costs to continue in 2006. For the year ended December 31, 2004, proforma net earnings were $41.5 million. The primary reasons for the difference between the GAAP net income and proforma net earnings were the contribution to the Foundation of $40.0 million (after-tax $26.0 million) and Connecticut Bancshares and Alliance conversion and merger related charges of $17.6 million (after-tax $11.4 million). The twelve month period ended December 31, 2003 was also affected by conversion and merger related charges in the amount of $4.0 million (after tax $2.6 million).

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

Table 5: Non-interest Income

			Twelve Months
			Ended	Change
	Year Ended December 31,		December 31,
				2005/2004		2004/2003
(Dollars in thousands)	2005	2004	2003	Amount	Percent	Amount	Percent

Depositor service charges	$22,627	$18,628	$7,596	$3,999	21%	$11,032	145%
Loan and servicing income	3,038	2,646	2,114	392	15	532	25
Trust fees	4,753	2,415	1,963	2,338	97	452	23
Investment and insurance fees	6,117	5,692	2,585	425	7	3,107	120
Bank owned life insurance	2,416	1,828	-	588	32	1,828	-
Rent	3,210	3,078	3,014	132	4	64	2
Net (loss ) gain on limited partnership	(80)	5	(1,529)	(85)	(1,700)	1,534	(100)
Net securities gains	40	616	750	(576)	(94)	(134)	(18)
Net gain on sale of loans	297	305	838	(8)	(3)	(533)	(64)
Other	3,106	533	443	2,573	483	90	20

Total non-interest income	$45,524	$35,746	$17,774	$9,778	27%	$17,972	101%

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

Table 6: Non-interest Expense

			Twelve Months
			Ended	Change
	Year Ended December 31,		December 31,
				2005/2004		2004/2003
(Dollars in thousands)	2005	2004	2003	Amount	Percent	Amount	Percent

Salaries and employee benefits	$72,837	$60,272	$35,983	$12,565	21%	$24,289	68%
Occupancy	12,540	10,456	6,916	2,084	20	3,540	51
Furniture and fixtures	6,363	6,326	4,006	37	1	2,320	58
Outside services	18,243	15,671	7,119	2,572	16	8,552	120
Advertising, public relations, and sponsorships	4,584	2,976	2,133	1,608	54	843	40
Contribution to the Foundation	-	40,040	-	(40,040)	(100)	40,040	-
Amortization of identifiable intangible assets	10,699	11,327	27	(628)	(6)	11,300	41,852
Conversion and merger related charges	2,156	17,591	4,032	(15,435)	(88)	13,559	336
Other	13,818	12,114	4,724	1,704	14	7,390	156

Total non-interest expense	$141,240	$176,773	$64,940	$(35,533)	(20)%	$111,833	172%

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

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Financial Condition Summary
From December 31, 2004 to December 31, 2005, total assets and liabilities increased approximately $297.3 million and $402.8 million, respectively, due mainly to increases in loans, investments and borrowings. Stockholders’ equity decreased $105.5 million to $1.31 billion due primarily to treasury shares acquired, dividends and a decrease in the after tax fair value of investment securities, partially offset by net income and stock issued to acquire Trust Company.

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

The following table sets forth information regarding nonaccrual loans, restructured loans, and other real estate owned:

Table 9: Nonperforming Assets

	At December 31,			At March 31,

(Dollars in thousands)	2005	2004	2003	2003	2002

Nonaccruing loans (1)
Real estate loans
Residential	$1,808	$1,473	$1,399	$2,333	$4,089
Commercial	2,889	4,268	700	990	5,587

Total real estate loans	4,697	5,741	2,099	3,323	9,676
Commercial business	2,446	4,079	3,319	369	1,361
Consumer loans
Home equity and equity lines of credit	29	196	15	157	141
Other consumer	219	217	56	73	42

Total consumer	248	413	71	230	183

Total nonaccruing loans	7,391	10,233	5,489	3,922	11,220
Real estate owned	-	-	23	66	-

Total nonperforming assets	$7,391	$10,233	$5,512	$3,988	$11,220

Allowance for loan losses as a percent of total loans (2)	1.08%	1.15%	1.35%	1.61%	1.78%
Allowance for loan losses as a percent of total nonperforming loans	481.02%	353.40%	321.90%	482.71%	185.43%
Total nonperforming loans as a percentage of total loans (2)	0.23%	0.33%	0.42%	0.33%	0.96%
Total nonperforming assets as a percentage of total assets	0.11%	0.16%	0.22%	0.17%	0.50%

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

The following table sets forth delinquencies for 60 – 89 days and 90 days or more in the Company’s loan portfolio as of the dates indicated:

Table 10: Selected Loan Delinquencies

	At December 31,

	2005				2004				2003

	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance
(Dollars in thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

Real estate loans
Residential	7	$626	21	$1,808	8	$494	33	$1,473	7	$422	26	$1,399
Commercial	-	-	9	2,889	4	962	11	4,268	-	-	2	700

Total real estate loans	7	626	30	4,697	12	1,456	44	5,741	7	422	28	2,099
Commercial business	7	213	36	2,446	17	2,638	67	4,079	1	8	13	3,319
Consumer
Home equity	3	49	1	29	1	20	7	196	-	-	1	15
Other consumer	24	173	20	219	35	202	62	217	11	17	8	56

Total consumer	27	222	21	248	36	222	69	413	11	17	9	71

Total	41	$1,061	87	$7,391	65	$4,316	180	$10,233	19	$447	50	$5,489

Delinquent loans to total loans		0.03%		0.23%		0.14%		0.33%		0.04%		0.42%

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

Under our internal risk rating system, we currently classify problem and potential problem assets as “substandard,” “doubtful” or “loss”. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition, assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated “special mention.”

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Table 11: Schedule of Allowance for Loan Losses

			At or For the
	At or For the Year Ended		Twelve Months	At or For the Nine Months		At or For the Year Ended
	December 31,		Ended December 31,	Ended December 31,		March 31,

(Dollars in thousands)	2005	2004	2003	2003	2002	2003	2002

Balance at beginning of period	$36,163	$17,669	$19,321	$18,932	$20,805	$20,805	$23,290
Net allowances gained through acquisition	-	21,498	-	-	-	-	-
Provision for loan losses	400	600	-	-	-	-	-
Charge-offs
Residential and commercial mortgage loans	12	161	501	6	808	1,323	3,079
Commercial loans	3,347	4,705	2,667	2,619	2,307	2,354	298
Consumer loans	286	346	278	218	271	331	368

Total charge-offs	3,645	5,212	3,446	2,843	3,386	4,008	3,745

Recoveries
Residential and commercial mortgage loans	490	650	1,062	982	1,505	1,611	366
Commercial loans	1,987	784	598	500	204	302	775
Consumer loans	157	174	134	98	193	222	119

Total recoveries	2,634	1,608	1,794	1,580	1,902	2,135	1,260

Net charge-offs	1,011	3,604	1,652	1,263	1,484	1,873	2,485

Balance at end of period	$35,552	$36,163	$17,669	$17,669	$19,321	$18,932	$20,805

Ratios
Net loan charge-offs to average interest-earning loans	0.03%	0.13%	0.13%	0.10%	0.13%	0.16%	0.22%
Allowance for loan losses to total loans	1.08	1.15	1.35	1.35	1.64	1.61	1.78
Allowance for loan losses to nonperforming loans	481.02	353.40	321.90	321.90	416.94	482.71	185.43
Net loans charged-off to allowance for loan losses	2.84	9.97	9.35	7.15	7.68	9.89	11.94
Recoveries to charge-offs	72.26	30.85	52.06	55.58	56.17	53.27	33.64

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

The allowance is computed by segregating the portfolio into pools of loans that have similar loan product type and risk rating characteristics. Management uses historical default and loss rates, internal risk ratings, industry data, peer comparisons, and other risk-

based characteristics. The data is then analyzed and estimates of losses inherent in the portfolio are determined using formula allowances for homogeneous pools of loans and criticized loans, and specific allowances for impaired loans. The provision and allowance for loan losses are then reviewed and approved by the Company’s Board of Directors on a quarterly basis.

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

The Company had $483.8 million in time deposits of $100,000 or more outstanding as of December 31, 2005, maturing as follows:

Table 16: Time Deposit Maturities of $100,000 or more

		Weighted
		average
(Dollars in thousands)	Amount	rate

Three months or less	$142,128	3.75%
Over three months through six months	150,367	3.89
Over six months through twelve months	110,209	3.99
Over twelve months	81,123	4.13

Total time deposits $100,000 or more	$483,827	3.91%

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

Stockholders’ Equity
 Total stockholders’ equity equaled $1.31 billion at December 31, 2005, $105.5 million lower than the balance at December 31, 2004. The decrease consisted primarily of shares repurchased of $88.0 million, dividends of $22.3 million, unearned compensation of $41.3 million related to the Company’s LTCP and a decrease of $19.0 million in other comprehensive income resulting from an after tax depreciation in the fair value of investments available for sale. These decreases were partially offset by net income of $52.6 million and common stock issued for the Trust Company acquisition of $10.1 million. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Resources” below. Book value per share amounted to $12.05 and $12.41 at December 31, 2005 and December 31, 2004, respectively.

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

For the Company’s Consolidated Financial Statements, see index on page 26.

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

Index to Consolidated Financial Statements	Page

Management’s Report on Internal Control Over Financial Reporting	27

Report of Independent Registered Public Accounting Firm	28

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2005 and 2004	29

Consolidated Statements of Income for the Years Ended December 31, 2005 and 2004, the Twelve Months Ended December 31, 2003 (unaudited), and the Nine Months Ended December 31, 2003 and 2002 (unaudited)	30

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005 and 2004, and the Nine Months Ended December 31, 2003	31

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004, and the Nine Months Ended December 31, 2003	32

Notes to Consolidated Financial Statements	33

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

Hartford, Connecticut
February 24, 2006

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except per share data)	2005	2004

Assets
Cash and due from banks, noninterest bearing	$127,290	$101,099
Short-term investments	46,497	100,000

Cash and cash equivalents	173,787	201,099
Investment securities available for sale (note 5)	2,363,471	2,282,701
Investment securities held to maturity (note 5)	91,734	1,000
Loans held for sale	1,222	501
Loans (note 6)
Residential real estate	1,650,527	1,576,046
Commercial real estate	768,582	731,309
Commercial business	314,562	325,835
Consumer	543,035	511,467

Total loans	3,276,706	3,144,657
Less allowance for loan losses	(35,552)	(36,163)

Total loans, net	3,241,154	3,108,494
Premises and equipment, net (note 7)	50,399	53,704
Cash surrender value of bank owned life insurance	57,325	54,965
Goodwill (note 8)	424,436	417,307
Identifiable intangible assets (note 8)	52,581	56,003
Other assets (note 9)	105,293	88,364

Total assets	$6,561,402	$6,264,138

Liabilities
Deposits (note 10)
Non-interest bearing	$486,528	$448,670
Savings, interest-bearing checking and money market	1,677,693	2,093,937
Time	1,633,891	1,159,405

Total deposits	3,798,112	3,702,012
Borrowings (note 11)	1,380,775	1,064,816
Other liabilities	71,647	80,938

Total liabilities	5,250,534	4,847,766

Commitments and contingencies (note 15)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares; 114,897 and 114,159 shares issued at December 31, 2005 and 2004, respectively	1,149	1,142
Additional paid-in capital	1,137,806	1,128,953
Unallocated common stock held by ESOP	(103,356)	(107,018)
Unearned share-based compensation	(41,302)	-
Treasury stock, at cost (6,073 and 0 shares, at December 31, 2005 and 2004, respectively	(87,998)	-
Retained earnings	430,971	400,704
Accumulated other comprehensive loss (note 17)	(26,402)	(7,409)

Total stockholders’ equity	1,310,868	1,416,372

Total liabilities and stockholders’ equity	$6,561,402	$6,264,138

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

			Twelve Months	Nine Months	Nine Months
			Ended	Ended	Ended
	Year Ended December 31,		December 31,	December 31,	December 31,
(In thousands, except per share data)	2005	2004	2003	2003	2002

			(unaudited)		(unaudited)
Interest and dividend income
Real estate mortgage loans	$82,667	$71,328	$34,220	$25,286	$30,440
Commercial real estate loans	45,276	37,178	19,294	14,331	15,064
Commercial business loans	20,463	14,935	5,481	4,016	4,841
Consumer loans	29,001	20,163	11,932	8,958	8,897
Investment securities	97,400	63,345	33,450	25,151	29,240
Short-term investments	1,763	1,083	193	125	1,629

Total interest and dividend income	276,570	208,032	104,570	77,867	90,111

Interest expense
Deposits	55,491	33,827	22,800	16,202	26,901
Borrowings	44,970	27,985	7,596	6,057	4,578

Total interest expense	100,461	61,812	30,396	22,259	31,479

Net interest income before provision for loan losses	176,109	146,220	74,174	55,608	58,632

Provision for loan losses (note 6)	400	600	-	-	-

Net interest income after provision for loan losses	175,709	145,620	74,174	55,608	58,632

Non-interest income
Depositor service charges	22,627	18,628	7,596	5,790	4,983
Loan and servicing income	3,038	2,646	2,114	1,592	74
Trust fees	4,753	2,415	1,963	1,509	1,403
Investment and insurance fees	6,117	5,692	2,585	1,621	2,236
Bank owned life insurance	2,416	1,828	-	-	-
Rent	3,210	3,078	3,014	2,340	2,020
Net (loss) gain on limited partnerships	(80)	5	(1,529)	(1,554)	(2,554)
Net securities gains (note 5)	40	616	750	153	3,254
Net gain on sale of loans	297	305	838	446	1,141
Other	3,106	533	443	345	518

Total non-interest income	45,524	35,746	17,774	12,242	13,075

Non-interest expense
Salaries and employee benefits (notes 12 and 13)	72,837	60,272	35,983	27,316	24,155
Occupancy	12,540	10,456	6,916	5,054	4,781
Furniture and fixtures	6,363	6,326	4,006	3,042	2,915
Outside services	18,243	15,671	7,119	5,269	5,485
Advertising, public relations, and sponsorships	4,584	2,976	2,133	1,515	2,570
Contribution to NewAlliance Foundation	-	40,040	-	-	-
Amortization of identifiable intangible assets	10,699	11,327	27	20	20
Conversion and merger related charges	2,156	17,591	4,032	4,022	-
Other	13,818	12,114	4,724	3,547	4,484

Total non-interest expense	141,240	176,773	64,940	49,785	44,410

Income before income taxes	79,993	4,593	27,008	18,065	27,297
Income tax provision (note 14)	27,394	524	9,091	5,989	9,260

Net income	$52,599	$4,069	$17,917	$12,076	$18,037

		For the period
		April 1 through
		December 31, 2004 (1)

Basic and diluted earnings per share (note 18)	$0.50	0.02
Weighted-average shares outstanding (note 18)
Basic	105,110	106,520
Diluted	105,517	106,520
Dividends per share	$0.21	0.08

(1)

Earnings per share for 2004 was calculated using net income and weighted-average shares outstanding from the date of conversion, April 1, 2004, through December 31, 2004. Net income for this nine-month period was $2.1 million.

Earnings per share for all other prior periods are not presented as the Company had no shares outstanding until the second quarter of 2004.

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

				Unallocated				Accumulated
For the Nine Months Ended December 31, 2003	Common	Par Value	Additional	Common				Other	Total
and the Years Ended December 31, 2004 and 2005	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income (Loss)	Equity

Balance March 31, 2003	-	$-	$-	$-	$-	$-	$393,096	$3,054	$396,150
Comprehensive income
Net income							12,076		12,076
Other comprehensive loss, net of tax (note 17)								(2,225)	(2,225)

Total comprehensive income									9,851

Balance December 31, 2003	-	-	-	-	-	-	405,172	829	406,001
Issuance of common stock for initial public offering, net of expenses of $14.8 million (note 3)	102,494	1,025	1,009,911						1,010,936
Issuance of common stock to NewAlliance Foundation, net of tax benefit	4,000	40	42,529						42,569
Issuance of stock for acquisition	7,665	77	76,573						76,650
Dividends declared ($0.08 per share)							(8,537)		(8,537)
Shares purchased for ESOP				(109,451)					(109,451)
Allocation of ESOP shares, net of tax			(60)	2,433					2,373
Comprehensive income
Net income							4,069		4,069
Other comprehensive loss, net of tax (note 17)								(8,238)	(8,238)

Total comprehensive loss									(4,169)

Balance December 31, 2004	114,159	1,142	1,128,953	(107,018)	-	-	400,704	(7,409)	1,416,372
Common stock issued for acquisition	738	7	10,096						10,103
Dividends declared ($0.21 per share)							(22,332)		(22,332)
Allocation of ESOP shares, net of tax			(138)	3,662					3,524
Treasury shares acquired (note 14)	(9,498)					(138,473)			(138,473)
Treasury stock issued for employee benefit plans	3,425		(1,196)		(41,302)	50,475			7,977
Other, net			91						91
Comprehensive income
Net income							52,599		52,599
Other comprehensive loss, net of tax (note 17)								(18,993)	(18,993)

Total comprehensive income									33,606

Balance December 31, 2005	108,824	$1,149	$1,137,806	$(103,356)	$(41,302)	$(87,998)	$430,971	$(26,402)	$1,310,868

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Year Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2005	2004	2003

Cash flows from operating activities
Net income	$52,599	$4,069	$12,076
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	400	600	-
Contribution of common stock to the NewAlliance Foundation	-	40,000	-
Restricted stock compensation expense	7,977	-	-
ESOP expense including tax effect of release	3,524	2,373	-
Amortization of identifiable intangible assets	10,699	11,327	20
Net amortization/accretion of fair market adjustments from net assets acquired	(8,781)	(7,383)	-
Net amortization/accretion on investment securities	6,776	8,690	4,505
Change in deferred income taxes	5,213	(5,851)	1,084
Depreciation and amortization	5,939	6,433	2,977
Net securities gains	(40)	(616)	(153)
Net gain on sales of performing loans	(297)	(305)	(446)
Net gain on sale of fixed assets	(642)	(14)	-
Net loss (gain) on sales of other real estate owned	-	16	(160)
Provision for loss on limited partnerships	80	-	1,560
Increase in cash surrender value of bank owned life insurance	(2,416)	(1,828)	-
(Increase) decrease in other assets	(6,108)	(22,698)	1,237
Decrease in other liabilities	(13,016)	(15,381)	(1,254)

Net cash provided by operating activities	61,907	19,432	21,446

Cash flows from investing activities
Purchase of securities	(1,006,617)	(8,583,724)	(695,588)
Proceeds from maturity of securities	210,475	7,461,272	174,975
Proceeds from sales and calls of securities	16,681	352,792	65,592
Proceeds from principal reductions of securities	566,664	445,738	414,544
Net (increase) decrease in loans	(190,134)	103,577	(161,173)
Proceeds from sales of loans	54,131	18,465	31,868
Proceeds from sales of other real estate owned	-	146	1,133
Net cash paid for acquisitions	(995)	(529,260)	-
Proceeds from bank owned life insurance	26	11	-
Purchase of premises and equipment	(5,796)	(6,686)	(4,226)
Disposal of premises and equipment	3,839	1,683	-

Net cash used in investing activities	(351,726)	(735,986)	(172,875)

Cash flows from financing activities
Net increase (decrease) in deposits	101,953	(74,668)	(1,549)
Net (decrease) increase in short-term borrowings	(55,002)	59,412	(2,383)
Proceeds from long-term borrowings	626,198	1,081,644	593,649
Repayments of long-term borrowings	(249,837)	(1,101,317)	(455,086)
Net proceeds from common stock offering	-	1,010,936	-
Acquisition of common stock by ESOP	-	(109,451)	-
Acquisition of treasury shares	(138,473)	-	-
Dividends paid	(22,332)	(8,537)	-

Net cash provided by financing activities	262,507	858,019	134,631

Net (decrease) increase in cash and cash equivalents	(27,312)	141,465	(16,798)

Cash and equivalents, beginning of period	201,099	59,634	76,432

Cash and equivalents, end of period	$173,787	$201,099	$59,634

Supplemental information
Cash paid for
Interest on deposits and borrowings	$98,908	$59,548	$22,091
Income taxes paid , net	3,201	(2,195)	(1,119)
Noncash transactions
Loans transferred to other real estate owned	-	51	930

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

The conversion to a stock bank occurred on April 1, 2004, resulting in shares outstanding only for the nine months ended December 31, 2004. Earnings per share data can be found in Note 18 of the Notes to Consolidated Financial Statements.

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

As of December 31, 2005 and 2004, the Company’s residential real estate loan portfolio was entirely collateralized by one- to four-family homes and condominiums, located predominantly in Connecticut. The commercial real estate loan portfolio was collateralized

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

primarily by multi-family, commercial and investment properties predominantly located in Connecticut. A variety of different assets, including accounts receivable, inventory and property and plant and equipment, collateralized the majority of business loans.

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

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

10.   Deposits

A summary of deposits by account types is as follows:

	December 31,
(In thousands)	2005	2004

Savings	$781,346	$942,363
Money market	554,079	806,035
NOW	342,268	345,539
Demand	486,528	448,670
Time	1,633,891	1,159,405

Total deposits	$3,798,112	$3,702,012

A summary of time deposits by remaining period to maturity is as follows:
	December 31,
(In thousands)	2005	2004

Within three months	$353,563	$248,503
After three months , but within one year	903,201	502,929
After one year, but within three years	299,368	311,588
After three years	77,759	96,385

Total time deposits	$1,633,891	$1,159,405

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

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The following table sets forth changes in the benefit obligation, changes in Plan assets and the funded status of the Plans for the periods ended December 31, 2005 and 2004. The table also provides a reconciliation of the Plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets:

	Qualified Pensions		Supplemental Executive Retirement Plans		Other Postretirement Benefits
(In thousands)	2005	2004	2005	2004	2005	2004

Change in benefit obligation
Projected benefit obligation at beginning of year	$83,641	$28,585	$10,132	$8,731	$6,910	$1,368
Acquired benefit obligation	-	49,400	-	2,493	-	4,614
Service cost	2,841	2,283	413	337	172	119
Interest cost	4,692	3,746	567	532	377	268
Plan participant contributions	-	-	-	-	224	-
Plan ammendments	-	659	-	49	-	-
Actuarial loss (gain)	(2,183)	1,564	612	606	(775)	733
Benefits paid	(4,209)	(2,596)	(556)	(529)	(565)	(192)
Curtailments, settlements, special termination benefits	-	-	-	(2,086)	-	-

Projected benefit obligation at end of year	84,782	83,641	11,168	10,133	6,343	6,910

Change in plan assets
Fair value of plan assets at beginning of year	61,118	24,308	-	-	-	-
Acquired plan assets	-	37,568	-	-	-	-
Actual return on plan assets	6,578	1,838	-	-	-	-
Employer contributions	28,440	-	556	529	341	192
Plan participant contributions	-	-	-	-	224	-
Benefits paid	(4,209)	(2,596)	(556)	(529)	(565)	(192)

Fair value of plan assets at end of year	91,927	61,118	-	-	-	-

Funded status at end of year	7,145	(22,523)	(11,168)	(10,133)	(6,343)	(6,910)
Employer contributions after measurement date	-	3,818	139	139	80	98
Unrecognized transition obligation	-	-	-	-	271	323
Unrecognized prior service cost	696	746	85	112	-	-
Unrecognized net actuarial loss (gain)	4,080	7,911	56	30	(98)	674
Additional minimum liability	-	(5,414)	(79)	(55)	-	-

Net amount recognized in Company’s consolidated balance sheets	$11,921	$(15,462)	$(10,967)	$(9,907)	$(6,090)	$(5,815)

Accumulated benefit obligation	$78,680	$78,438	$9,316	$8,903	$6,343	$6,910

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The components of net periodic pension cost for the periods indicated were as follows (in thousands):

	Year Ended December 31,		Nine Months Ended December 31,

Qualified pension	2005	2004	2003

Service cost - benefits earned during the period	$2,841	$2,283	$722
Interest cost on projected benefit obligation	4,693	3,746	1,164
Expected return on plan assets	(5,036)	(4,205)	(1,601)
Amortization and deferral	51	(133)	15
Recognized net loss (gain)	105	93	(103)

Net periodic pension cost	$2,654	$1,784	$197

Supplemental retirement plans

Service cost - benefits earned during the period	$413	$337	$303
Interest cost on projected benefit obligation	567	532	370
Expected return on plan assets	-	-	-
Amortization and deferral	27	28	604
Recognized net loss	585	999	-
Additional amount due to settlement, curtailment or special termination benefits	-	(2,033)	-
Additional amount recognized due to creation of SERP	-	1,090	-

Net periodic benefit cost	$1,592	$953	$1,277

Other postretirement benefits

Service cost - benefits earned during the period	$172	$119	$16
Interest cost on projected benefit obligation	377	268	54
Expected return on plan assets	-	-	-
Amortization and deferral	52	52	39
Recognized net gain	(2)	(5)	(9)

Net periodic benefit cost	$599	$434	$100

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)	Qualified Pensions	Nonqualified Pensions	Other Postretirement Benefits

2006	$4,125	$556	$678
2007	4,181	555	626
2008	4,286	562	519
2009	4,391	585	510
2010	4,526	609	451
2011 - 2015	25,855	3,805	2,229

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

Assumed health care cost trend rates at December 31,
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

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123:

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	Year Ended December 31,			Nine Months Ended December 31,

(In thousands, except per share data)	2005		2004		2003

Net income, as reported	$52,599		$4,069		$12,076
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,851		-		-
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	11,799		-		-

Proforma net income	$46,651		$4,069		$12,076

Basic EPS
As reported	$0.50	$	n/a	$	n/a
Proforma	0.44		n/a		n/a
Diluted EPS
As reported	$0.50	$	n/a	$	n/a
Proforma	0.44		n/a		n/a

14.    Income Taxes

The components of income tax expense are summarized as follows:

	Year Ended December 31,		Nine Months Ended December 31,

(In thousands)	2005	2004	2003

Current tax expense (benefit)
Federal	$22,128	$6,297	$5,191
State	53	78	(286)

Total current	22,181	6,375	4,905

Deferred tax expense (benefit) net of valuation reserve
Federal	5,213	(5,851)	1,084
State	-	-	-

Total deferred	5,213	(5,851)	1,084

Total income tax expense	$27,394	$524	$5,989

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

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The allocation of deferred tax benefit involving items charged to income, items charged directly to stockholders’ equity and items charged to goodwill are as follows:

	Year Ended December 31,				Nine Months Ended
	2005		2004		December 31, 2004

(In thousands)	Federal	State	Federal	State	Federal	State

Deferred tax (benefit) expense allocated to:
Stockholders’ equity, tax effect of unrealized losses on marketable equity securities	$(12,060)	$-	$(2,410)	$-	$(446)	$-
Stockholders’ equity, tax benefit for difference between book and tax basis for the Foundation contribution, net of a $3.7 million valuation allowance	-	-	(2,569)	-	-	-
Stockholders’ equity, tax impact of change in minimum pension liability	1,887	-	(1,914)	-	-	-
Goodwill	3,477	-	(11,184)	-	-	-
Income (loss)	5,213	-	(5,851)	-	2,182	-

Total deferred tax (benefit) expense	$(1,483)	$-	$(23,928)	$-	$1,736	$-

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

Share Repurchase Plan
On May 9, 2005, the Company’s Board of Directors authorized the repurchase of up to approximately 10.7 million shares or 10% of the then outstanding Company common stock. The Company had repurchased approximately 9.5 million shares of common stock at a weighted average price of $14.58 per share as of December 31, 2005. On January 31, 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. There is no set expiration date for either of the repurchase plans.

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

			Nine Months
	Year Ended		Ended
	December 31,		December 31,

(In thousands)	2005	2004	2004

Net income	$52,599	$4,069	$12,076
Other comprehensive loss, before tax
Unrealized losses on securities
Unrealized holding losses arising during the period	(34,516)	(6,477)	(3,301)
Reclassification adjustment for gains included in net income	(40)	(616)	(153)
Minimum pension liability adjustment	5,390	(5,469)	-

Other comprehensive loss, before tax	(29,166)	(12,562)	(3,454)
Income tax benefit net of valuation allowance (1)	10,173	4,324	1,229

Other comprehensive loss, net of tax	(18,993)	(8,238)	(2,225)
Comprehensive income (loss )	$33,606	$(4,169)	$9,851

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

18.  Earnings Per Share

The following is an analysis of the Company’s basic and diluted EPS for the periods presented:

	Year Ended	For the period
	December 31,	April 1 through
(In thousands, except per share data)	2005	December 31, 2004

Net income	$52,599	$2,092
Weighted-average basic shares outstanding	105,110	106,520
Dilutive potential common shares (1)	407	-

Weighted-average dilutive shares outstanding	105,517	106,520
Basic EPS	$0.50	$0.02
Diluted EPS	0.50	0.02

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

Earnings per share for the year ended December 31, 2004 and the nine months ended December 31, 2003 are not presented, as the Company had no shares outstanding until the second quarter of 2004 upon its conversion to a stock bank on April 1, 2004. Earnings per share for the period April 1 through December 31, 2004 was calculated using net income and weighted-average shares outstanding from the date of conversion through December 31, 2004.

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

20.  Selected Quarterly Consolidated Information (unaudited)

The following tables present quarterly financial information of the Company for 2005 and 2004. Earnings per share for the March 31, 2004 quarter is not presented as there were no shares outstanding until the second quarter of 2004. The original footnote included in Form 10-K omitted the earnings per share for each quarter presented, however, such information was included in the Form 10-Q filings. Accordingly, such information has been added to this footnote.

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands)	2005	2005	2005	2005

Interest and dividend income	$72,810	$70,523	$68,583	$64,654
Interest expense	29,342	26,583	24,085	20,451

Net interest income before provision for loan losses	43,468	43,940	44,498	44,203
Provision for loan losses	-	400	-	-

Net interest income after provision for loan losses	43,468	43,540	44,498	44,203
Non-interest income	12,088	12,372	11,177	9,887
Non-interest expense	37,909	35,763	34,057	33,511

Income before taxes	17,647	20,149	21,618	20,579
Income tax provision	5,996	7,405	7,108	6,885

Net income	$11,651	$12,744	$14,510	$13,694

Basic and diluted earnings per share	$0.12	$0.12	$0.14	$0.13

NEWALLIANCE BANCSHARES, INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands)	2004	2004	2004	2004

Interest and dividend income	$62,137	$60,822	$58,015	$27,058
Interest expense	18,585	18,255	16,955	8,017

Net interest income before provision for loan losses	43,552	42,567	41,060	19,041
Provision for loan losses	300	-	-	300

Net interest income after provision for loan losses	43,252	42,567	41,060	18,741
Non-interest income	9,707	10,634	11,429	3,976
Non-interest expense	36,088	40,925	79,985	19,775

Income (loss) before taxes	16,871	12,276	(27,496)	2,942
Income tax provision (benefit)	5,309	4,143	(9,893)	965

Net income (loss)	$11,562	$8,133	$(17,603)	$1,977

Basic and diluted earnings per share	$0.11	$0.08	$(0.17)	$ n/a

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

Balance Sheet
	December 31,
(In thousands)	2005	2004

Assets
Interest earning and other bank deposits	$222,571	$326,152
Investment securities	197	11,185
Investment in subsidiaries	1,053,322	1,047,238
Other assets	44,613	39,295

Total assets	$1,320,703	$1,423,870

Liabilities and shareholders’ equity
Accrued interest and other liabilities	$2,726	$393
Borrowings	7,109	7,105
Shareholders’ equity	1,310,868	1,416,372

Total liabilities and shareholders’ equity	$1,320,703	$1,423,870

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

10.5
NewAlliance Bank Executive Incentive Plan. Incorporated herein by reference is Exhibit 10.6 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S -1, Registration No. 333-109266, filed December 12, 2003.

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

NewAlliance Bancshares, Inc.

By:	/s/ Peyton R. Patterson	October 30, 2006
Peyton R. Patterson
Chairman of the Board, President and Chief Executive Officer