Form 10-Q
period 2006-09-30
NEWALLIANCE BANCSHARES INC
filed 2006-11-06
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

OR

[     ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to __________ .

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

Large accelerated filer X	Accelerated filer ___	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		[ ] Yes [ X ] No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	109,550,526

Class	Outstanding at November 03, 2006

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share data) (Unaudited)	2006	2005

Assets
Cash and due from banks, noninterest bearing	$117,123	$127,290
Short-term investments	76,066	46,497

Cash and cash equivalents	193,189	173,787
Investment securities available for sale (note 4)	2,165,695	2,363,471
Investment securities held to maturity (note 4)	320,556	91,734
Loans held for sale	1,223	1,222
Loans, net (note 5)	3,744,076	3,241,154
Premises and equipment, net	51,987	50,399
Cash surrender value of bank owned life insurance	114,741	57,325
Goodwill (note 6)	454,043	425,001
Identifiable intangible assets (note 6)	51,669	52,016
Other assets (note 7)	101,396	105,293

Total assets	$7,198,575	$6,561,402

Liabilities
Deposits (note 8)
Non-interest bearing	$468,205	$486,528
Savings, interest-bearing checking and money market	1,660,827	1,677,693
Time	1,719,616	1,633,891

Total deposits	3,848,648	3,798,112
Borrowings (note 9)	1,919,220	1,380,775
Other liabilities	76,578	71,647

Total liabilities	5,844,446	5,250,534

Commitments and contingencies (note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares; issued 117,474 shares at September 30, 2006 and 114,897 shares at December 31, 2005	1,175	1,149
Additional paid-in capital	1,177,048	1,137,806
Unallocated common stock held by ESOP	(100,612)	(103,356)
Unearned restricted stock compensation	(35,123)	(41,302)
Treasury stock, at cost (7,923 shares at September 30, 2006 and 6,073 shares at December 31, 2005)	(114,660)	(87,998)
Retained earnings	450,926	430,971
Accumulated other comprehensive loss (note 14)	(24,625)	(26,402)

Total stockholders’ equity	1,354,129	1,310,868

Total liabilities and stockholders’ equity	$7,198,575	$6,561,402

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data) (Unaudited)	2006	2005	2006	2005

Interest and dividend income
Residential real estate loans	$25,446	$20,876	$72,019	$61,587
Commercial real estate loans	14,903	11,534	43,317	33,255
Commercial business loans	6,478	5,323	18,709	14,847
Consumer loans	9,573	7,457	27,064	20,999
Investment securities	29,290	25,041	80,643	72,042
Short-term investments	658	292	2,218	1,030

Total interest and dividend income	86,348	70,523	243,970	203,760

Interest expense
Deposits	23,843	14,721	64,500	38,661
Borrowings	19,968	11,862	49,709	32,458

Total interest expense	43,811	26,583	114,209	71,119

Net interest income before provision for loan losses	42,537	43,940	129,761	132,641

Provision for loan losses	-	400	-	400

Net interest income after provision for loan losses	42,537	43,540	129,761	132,241

Non-interest income
Depositor service charges	6,762	5,915	19,305	16,690
Loan and servicing income	433	307	1,669	2,215
Trust fees	1,617	1,759	4,929	3,034
Investment and insurance fees	1,184	1,549	4,144	4,922
Bank owned life insurance	1,272	609	2,560	1,806
Rent	882	824	2,522	2,410
Net gain (loss) on securities and limited partnerships	2,040	(22)	2,095	(53)
Net gain on sale of loans	333	76	872	197
Other	275	1,355	968	2,215

Total non-interest income	14,798	12,372	39,064	33,436

Non-interest expense
Salaries and employee benefits (notes 1 & 10)	19,191	19,985	59,831	52,566
Occupancy	3,545	3,061	10,524	9,193
Furniture and fixtures	1,579	1,558	4,848	4,815
Outside services	3,722	4,334	13,198	13,621
Advertising, public relations, and sponsorships	1,160	747	4,294	3,282
Amortization of identifiable intangible assets	2,267	2,437	7,124	8,408
Conversion and merger related charges	186	344	2,667	1,234
Other	3,217	3,297	9,769	10,213

Total non-interest expense	34,867	35,763	112,255	103,332

Income before income taxes	22,468	20,149	56,570	62,345
Income tax provision	7,369	7,405	18,642	21,397

Net income	$15,099	$12,744	$37,928	$40,948

Basic earnings per share (note 15)	$0.15	$0.12	$0.38	$0.38
Diluted earnings per share (note 15)	0.15	0.12	0.38	0.38
Weighted-average shares outstanding (note 15)
Basic	99,817,007	106,472,247	100,045,514	106,757,245
Diluted	100,207,704	106,804,980	100,428,645	106,871,171
Dividends per share	$0.06	$0.055	$0.175	$0.155

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Nine Months Ended September 30, 2006	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (Unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Loss	Equity

Balance December 31, 2005	108,824	$1,149	$1,137,806	$(103,356)	$(41,302)	$(87,998)	430,971	$(26,402)	$1,310,868
Common stock issued for acquisition	2,577	26	35,826						35,852
Dividends declared ($0.175 per share)							$(17,973)		(17,973)
Allocation of ESOP shares, net of tax			(48)	2,744					2,696
Treasury shares acquired (note 13)	(1,850)					(26,662)			(26,662)
Restricted stock expense					6,179				6,179
Stock option expense			3,464						3,464
Comprehensive income:
Net income							37,928		37,928
Other comprehensive income, net of tax (note 14)								1,777	1,777

Total comprehensive income									39,705

Balance September 30, 2006	109,551	$1,175	$1,177,048	$(100,612)	$(35,123)	$(114,660)	450,926	$(24,625)	$1,354,129

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In thousands) (Unaudited)	2006	2005

Cash flows from operating activities
Net income	$37,928	$40,948
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	-	400
Loss on sale of OREO	21	-
Restricted stock compensation expense	6,179	4,483
Stock option compensation expense	3,464	-
ESOP expense	2,696	2,668
Amortization of identifiable intangible assets	7,124	8,408
Net amortization/accretion of fair market adjustments from net assets acquired	(5,757)	(6,757)
Net amortization/accretion of investment securities	1,478	5,408
Change in deferred income taxes	1,047	6,237
Depreciation and amortization	4,691	4,459
Net securities gains	(30)	(12)
Net gain on sales of performing loans	(872)	(197)
Proceeds from sales of loans held for sale	31,319	39,208
Loans originated for sale	(30,361)	(41,589)
Loss (gain) on sale of fixed assets	104	(553)
(Gain) provision for loss on limited partnerships	(2,065)	65
Increase in cash surrender value of bank owned life insurance	(2,560)	(1,806)
Decrease in other assets	12,567	5,902
Decrease in other liabilities	(10,420)	(15,095)

Net cash provided by operating activities	56,553	52,177

Cash flows from investing activities
Purchase of securities available for sale	(185,298)	(740,528)
Purchase of securities held to maturity	(249,660)	(67,283)
Proceeds from maturity, sales, calls and principal reductions of securities available for sale	435,267	579,472
Proceeds from maturity, calls and principal reductions of securities held to maturity	21,333	2,829
Proceeds from sales of fixed assets	474	2,341
Net increase in loans held for investment	(365,834)	(95,511)
Net cash paid for acquisitions	(5,581)	(995)
Proceeds from sales of other real estate owned	132	-
Purchase of bank owned life insuance	(50,000)	-
Proceeds from bank owned life insurance	13	18
Purchase of premises and equipment	(4,090)	(3,350)

Net cash used in investing activities	(403,244)	(323,007)

Cash flows from financing activities
Net (decrease) increase in customer deposit balances	(124,804)	46,112
Net increase (decrease) in short-term borrowings	35,061	(38,600)
Proceeds from long-term borrowings	827,082	565,198
Repayments of long-term borrowings	(326,611)	(206,989)
Acquisition of treasury shares	(26,662)	(68,527)
Dividends paid	(17,973)	(16,604)

Net cash provided by financing activities	366,093	280,590

Net increase in cash and cash equivalents	19,402	9,760

Cash and equivalents, beginning of period	173,787	201,099

Cash and equivalents, end of period	$193,189	$210,859

Supplemental information
Cash paid for
Interest on deposits and borrowings	$110,142	$69,502
Income taxes paid (refunded), net	12,209	(2,130)

In 2006, the fair values on noncash assets acquired and liabilities assumed in the acquisition of Cornerstone were $212.3 million and $199.8 million, respectively.

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

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and short-term investments with original maturities of three months or less. At September 30, 2006, included in the balance of cash and due from banks were cash on hand of $18.1 million and required reserves in the form of deposits with the Federal Reserve Bank of Boston of $26.1 million. Short-term investments included money market funds and commercial paper of $76.1 million and $46.5 million at September 30, 2006 and December 31, 2005, respectively.

Investment Securities
Marketable equity and debt securities (other than those reported as short-term investments) are classified as either trading, available for sale, or held to maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Federal Home Loan Bank (“FHLB”) stock is a non-marketable security reported at cost. At September 30, 2006 and December 31, 2005, the Company had no debt or equity securities classified as trading.

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

Investments in Limited Partnerships
The Company invests in limited partnerships. As of September 30, 2006 and December 31, 2005, the carrying value of the Company’s investment in limited partnerships was approximately $6.5 million and $4.0 million, respectively, and are included in other assets. The investments in limited partnerships, for which the Company has a 5.0% or greater ownership interest which is deemed to constitute the ability to exercise significant influence, are reviewed and adjusted quarterly based on the equity method. If the Company does not have the ability to exercise significant influence, the Company’s investment is accounted for under the cost method and the carrying value is periodically evaluated for other than temporary impairment.

During the quarter ended September 30, 2006, it was determined that investment in four of the Company’s limited partnerships that had been accounted for under the cost method through June 30, 2006 should have been accounted for under the equity method. As a result of this change to the equity method, the Company recorded a non-cash cumulative adjustment to net income of $1.3 million, or $0.01 per diluted share on an earnings per share basis. Because the amounts involved were not material to our financial statements, quantitatively or qualitatively, in any individual prior period, and the cumulative amount is not material to projected 2006 results, we recorded the cumulative adjustment, which increased both “Net gain on securities and limited partnerships” and “Other assets” by $1.9 million in the third quarter of 2006.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Trust Assets
The Bank had approximately $1.05 billion and $1.15 billion of assets under management at September 30, 2006 and December 31, 2005, respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements since they are not owned by the Bank.

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

The Company uses a September 30 measurement date. In accordance with SFAS No. 87,“Employers’ Accounting for Pensions,” the discount rate is set for the retirement plans by reference to investment grade bond and yields. The expected long-term rate of return on the assets held in our defined pension plan is based on market and economic conditions, the Plan’s asset allocation and other factors.

Stock-Based Compensation
On January 1, 2006, the Company began accounting for stock option and restricted stock awards in accordance with revised SFAS No.123 (“SFAS No. 123R”),“Share Based Payment,” and chose the modified prospective application transition method provided for under this statement. Under SFAS No. 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period. The financial impact of the implementation of SFAS No. 123R is discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements. Prior to the adoption of SFAS No. 123R, the Company accounted for stock options and restricted stock in accordance with Accounting Principles Board (“APB”) Opinion No. 25,“Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense was not recognized for fixed stock options as the exercise price of the option was equal to the fair value of the underlying stock at the grant date. The fair value of restricted stock awards, measured at grant date, was amortized to compensation expense on a straight-line basis over the vesting period. SFAS No. 123,“Accounting for Stock-Based Compensation,” encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, the Company continued to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 through December 31, 2005 and disclosed certain proforma amounts as if the fair value approach of SFAS No. 123 had been applied.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income for the nine months ended September 30, 2006 in the consolidated statement of changes in stockholders’ equity. The components of comprehensive income are presented in Note 14 of the Notes to Unaudited Consolidated Financial Statements.

Segment Reporting
The Company’s only business segment is Community Banking. During the periods presented this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by SFAS No. 131,“Disclosures about Segments of an Enterprise and Related Information.”

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

2.      Recent Accounting Pronouncements

On September 29, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS Nos. 87, 88, 106, and 132(R), that requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets for fiscal years ending after December 15, 2006. The Standard also requires that employers measure plan assets and obligations as of the date of their financial statements. This Statement requires a public entity that currently measures plan assets and benefit obligations as of a date other than the date of its statement of financial position to implement the change in measurement date for fiscal years ending after December 15, 2008. The Company will adopt the provisions of SFAS No. 158 on December 31, 2006, prospectively. The Company estimates that the impact of adopting SFAS No. 158 will reduce shareholders’ equity by approximately $3.3 million, net of tax, with no impact to the consolidated statements of income and cash flows. This estimate is based on the December 31, 2005 valuation measurement date for pension costs.

In September 2006, the FASB issued SFAS No 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP, it establishes a fair value hierarchy and will require companies to make expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, but early adoption is permitted. Management has elected not to early adopt SFAS No. 157 and does not believe that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the Emerging Issue Task Force (“EITF”) affirmed as a final consensus EITF Issue No. 06-4 –Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. Issue 06-4 stipulates that the agreement by the employer to share a portion of a life insurance policy with the employee during the employees post retirement period is a post retirement benefit arrangement and the purchase of a split dollar life insurance policy does not constitute a settlement of the postretirement benefit as defined in SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions. Issue 06-4 requires a liability to be recorded for the postretirement obligation. Issue 06-4 is applicable for the first annual or interim reporting period beginning after December 15, 2007 and should be applied through either (1) a cumulative effect adjustment to retained earnings or (2) retrospective application in accordance with the guidance in SFAS No. 154, Accounting for Changes in Error Corrections, but early adoption is permitted. Management has elected not to early adopt EITF 06-4 and has not yet analyzed the estimated impact on the Company’s consolidated financial statements.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

In March of 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. The statement is an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and was issued with the intention of simplifying the accounting for servicing assets and liabilities by permitting an entity with a separately recognized servicing asset or servicing liability to choose either the amortization or fair value method for the subsequent measurement. The statement also permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent fair value measurement attribute.

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

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS Nos. 133 and 140. SFAS No. 155, including clarifying guidance, allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The standard also:
•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.
•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.
•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.
•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, but early adoption is permitted. Management has elected not to early adopt SFAS No. 155 and does not believe that the adoption of SFAS No. 155 will have a material impact on the Company’s consolidated financial statements.

3.      Business Combinations

The following table summarizes acquisitions completed between April 1, 2004 and September 30, 2006.

		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Cornerstone Bancorp, Inc.	1/2/2006	$ 211,358	$18,290	$24,908	$6,777	$14,261	2,393	$47,519
Trust Company of Connecticut	7/1/2005	5,611	4,937	10,487	7,277	6,528	922	19,499
Connecticut Bancshares, Inc.	4/1/2004	2,541,575	239,139	368,619	56,609	610,600	-	610,600
Alliance Bancorp of New England, Inc.	4/1/2004	427,631	26,664	49,464	10,010	191	7,665	76,841

The transactions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Transactions Pending Consummation
On July 18, 2006, the Company announced that it had signed a definitive agreement to acquire Westbank Corporation (“Westbank”), the parent company of Westbank, a commercial bank and trust company. At June 30, 2006, Westbank had assets of $822.1 million and a branch network of 17 banking offices in Massachusetts and Connecticut. Under the terms of the agreement, each outstanding share of Westbank common stock will be converted into the right to receive $23.00 in cash or stock subject to a collar on the stock consideration. The exchange ratio for the stock consideration will be determined by dividing $23.00 by a 20-day average daily closing price of NewAlliance common stock, provided that should the average NewAlliance price be below $13.30, the exchange ratio will be fixed at 1.7293, or should the average NewAlliance price be above $14.70, the exchange ratio will be fixed at 1.5646. As a result of the elective option, the merger consideration each Westbank shareholder elects to receive may be adjusted if necessary, so that 50% of the total merger consideration will be paid in Company stock. The aggregate merger consideration is valued at approximately $116.0 million. The transaction is subject to all required regulatory approvals and the shareholders of Westbank and other customary conditions. The definitive agreement has been approved by the directors of both the Company and Westbank. The transaction is expected to close in the first quarter of 2007.

4.       Investment Securities

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2006 and December 31, 2005.

	September 30, 2006				December 31, 2005

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$8,818	$1	$(147)	$8,672	$8,877	$1	$(133)	$8,745
U.S. Government sponsored enterprise obligations	171,570	115	(904)	170,781	159,008	19	(1,641)	157,386
Corporate obligations	35,647	-	(746)	34,901	54,831	48	(1,262)	53,617
Other bonds and obligations	96,751	149	(728)	96,172	120,663	191	(1,006)	119,848
Marketable and trust preferred equity securities	187,776	1,058	(951)	187,883	161,122	783	(1,099)	160,806
Mortgage-backed securities	1,702,939	824	(36,477)	1,667,286	1,899,374	537	(36,842)	1,863,069

Total available for sale	2,203,501	2,147	(39,953)	2,165,695	2,403,875	1,579	(41,983)	2,363,471

Held to maturity
Mortgage-backed securities	314,751	2,478	(1,466)	315,763	87,104	81	(1,034)	86,151
Other bonds	5,805	6	(96)	5,715	4,630	-	(74)	4,556

Total held to maturity	320,556	2,484	(1,562)	321,478	91,734	81	(1,108)	90,707

Total securities	$2,524,057	$4,631	$(41,515)	$2,487,173	$2,495,609	$1,660	$(43,091)	$2,454,178

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of September 30, 2006.

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Treasury obligations	$3,964	$(22)	$3,628	$(125)	$7,592	$(147)
U. S. Government sponsored enterprise obligations	70,004	(134)	53,376	(770)	123,380	(904)
Corporate obligations	-	-	34,901	(746)	34,901	(746)
Other bonds and obligations	8,043	(39)	44,793	(785)	52,836	(824)
Marketable and trust preferred equity obligations	16	(2)	26,012	(949)	26,028	(951)
Mortgage-backed securities	180,568	(1,247)	1,442,619	(36,696)	1,623,187	(37,943)

Total securities with unrealized losses	$262,595	$(1,444)	$1,605,329	$(40,071)	$1,867,924	$(41,515)

Of the issues summarized above, 59 issues have unrealized losses for less than twelve months and 381 have unrealized losses for twelve months or more. Management believes that no individual unrealized loss as of September 30, 2006 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA,

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

FHLMC and AAA rated securities issued by private institutions and the unrealized losses on these securities are attributable to changes in market interest rates. The unrealized losses reported for trust-preferred securities, corporate obligations and other bonds and obligations relate to securities that are investment grade and the unrealized losses on these securities are attributable to changes in market interest rates rather than credit quality of the issuer. The Company has the ability and intent to hold the securities contained in the table for a period of time necessary to recover the unrealized losses.

5.      Loans

The composition of the Company’s loan portfolio is as follows:

	September 30,	December 31,
(In thousands)	2006	2005

Residential real estate	$1,923,894	$1,650,527
Commercial real estate	929,312	768,582
Commercial business	345,505	314,562
Consumer
Home equity and equity lines of credit	565,785	520,290
Other	17,450	22,745

Total consumer	583,235	543,035

Total loans	3,781,946	3,276,706
Allowance for loan losses	(37,870)	(35,552)

Total loans, net	$3,744,076	$3,241,154

At September 30, 2006 and December 31, 2005, the Company’s residential real estate loan, home equity and equity lines of credit portfolios are entirely collateralized by one to four family homes and condominiums, the majority of which are located in Connecticut. The commercial real estate loan portfolio is collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralize the majority of commercial business loans.

The following table provides a summary of activity in the allowance for loan losses.

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2006	2005	2006	2005

Balance at beginning of period	$37,958	$36,181	$35,552	$36,163
Net allowances gained through acquisition	-	-	2,224	-
Provision for loan losses	-	400	-	400
Charge-offs
Residential and commercial real estate loans	283	7	399	28
Commercial business loans	281	1,222	951	2,532
Consumer loans	154	64	343	220

Total charge-offs	718	1,293	1,693	2,780

Recoveries
Residential and commercial real estate loans	28	32	200	223
Commercial business loans	579	296	1,482	1,527
Consumer loans	23	51	105	134

Total recoveries	630	379	1,787	1,884

Net charge-offs (recoveries)	88	914	(94)	896

Balance at end of period	$37,870	$35,667	$37,870	$35,667

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

6.      Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the nine months ended September 30, 2006 are summarized as follows:

				Total
		Core Deposit		Identifiable
		and Customer	Non-Compete	Intangible
(In thousands)	Goodwill	Relationships	Agreements	Assets

Balance, December 31, 2005	$425,001	$49,149	$2,867	$52,016
Cornerstone acquisition	24,908	6,777	-	6,777
Additional Trust Company of Connecticut merger consideration	4,289	-	-	-
Other	(155)
Amortization expense	-	(5,630)	(1,494)	(7,124)

Balance, September 30, 2006	$454,043	$50,296	$1,373	$51,669

Estimated amortization expense for the year ending:
Remaining 2006		$1,850	$416	$2,266
2007		6,955	957	7,912
2008		6,628	-	6,628
2009		6,370	-	6,370
2010		6,185	-	6,185
Thereafter		22,308	-	22,308

The components of identifiable intangible assets are as follows:

	Original		Balance
	Recorded	Cumulative	September 30,
(In thousands)	Amount	Amortization	2006

Identifiable intangible assets
Core deposit and customer relationships	$71,313	$21,017	$50,296
Non-compete agreements	9,758	8,385	1,373

Total	$81,071	$29,402	$51,669

7.     Other Assets

Selected components of other assets are as follows:

	September 30,	December 31,
(In thousands)	2006	2005

Deferred tax asset	$26,915	$27,971
Current Federal income tax receivable	5,928	2,579
Accrued interest receivable	28,959	25,684
Prepaid pension	13,290	11,921
Wire transfer for January 2, 2006 Cornerstone acquisition	-	14,254
Receivable arising from securities transactions	4,018	3,262
Investments in limited partnerships and other investments	8,317	8,044
Mortgage servicing rights	2,761	2,702

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

8.     Deposits

A summary of deposits by account type is as follows:
	September 30,	December 31,
(In thousands)	2006	2005

Savings	$763,356	$781,346
Money market	533,496	554,079
NOW	363,975	342,268
Demand	468,205	486,528
Time	1,719,616	1,633,891

Total deposits	$3,848,648	$3,798,112

9.     Borrowings

The following is a summary of the Company’s borrowed funds:
	September 30,	December 31,
(In thousands)	2006	2005

FHLB advances (1)	$1,758,127	$1,191,280
Repurchase agreements	151,810	179,970
Mortgage loans payable	1,624	1,716
Junior subordinated debentures issued to affiliated trusts (2)	7,659	7,809

Total borrowings	$1,919,220	$1,380,775

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $14.5 million and $18.2 million at September 30, 2006 and December 31, 2005, respectively.
(2)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $550,000 and $700,000 at September 30, 2006 and December 31, 2005, respectively. The trusts were organized by Alliance to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

FHLB advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. At September 30, 2006 and December 31, 2005, the Bank was in compliance with the FHLB collateral requirements. At September 30, 2006, the Company could borrow an additional $114.8 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $167.9 million as of September 30, 2006, all of which was available on that date. At September 30, 2006, the majority of the Company’s $1.74 billion outstanding FHLB advances were at fixed rates, while only $60.0 million had floating rates.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents the amount of net periodic pension cost for the three months ended September 30, 2006 and 2005:

					Other
	Qualified		Supplemental		Postretirement
	Pension		Retirement Plans		Benefits
(In thousands)	2006	2005	2006	2005	2006	2005

Service cost - benefits earned during the period	$719	$710	$139	$103	$39	$43
Interest cost on projected benefit obligation	1,137	1,173	150	142	83	94
Expected return on plan assets	(1,736)	(1,259)	-	-	-	-
Amortization and deferral	-	-	-	-	13	13
Prior service cost recognized	13	13	3	7	1	-
Recognized net loss (gain)	19	26	-	-	(4)	(1)

Net periodic benefit cost	$152	$663	$292	$252	$132	$149

The following table presents the amount of net periodic pension cost for the nine months ended September 30, 2006 and 2005:

					Other
	Qualified		Supplemental		Postretirement
	Pension		Retirement Plans		Benefits
(In thousands)	2006	2005	2006	2005	2006	2005

Service cost - benefits earned during the period	$2,158	$2,131	$417	$309	$120	$129
Interest cost on projected benefit obligation	3,413	3,519	449	426	249	282
Expected return on plan assets	(5,209)	(3,777)	-	-	-	-
Amortization and deferral	-	-	-	-	39	39
Prior service cost recognized	38	39	9	21	2	-
Recognized net loss (gain)	57	78	-	-	(13)	(2)

Net periodic benefit cost	$457	$1,990	$875	$756	$397	$448

In connection with its conversion to a state-chartered stock bank the Company established an ESOP to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 28 years. The unallocated ESOP shares are pledged as collateral on the loan. At September 30, 2006, the loan had an outstanding balance of $104.8 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three and nine months ended September 30, 2006 was approximately $893,000 and $2.7 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of September 30, 2006 were as follows:

Shares released for allocation	601,996
Unreleased shares	6,852,566

Total ESOP shares	7,454,562

Market value of unreleased shares at September 30, 2006 (in thousands)	$100,390

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Stock-Based Compensation
As provided for under the Company’s 2005 Long-Term Compensation Plan (the “LTCP”), which was approved by shareholders, the Company’s Compensation Committee awarded 8.6 million stock options with an exercise price of $14.39 per share and approximately 3.4 million restricted stock awards with a value of $14.39 per share to directors and certain employees on June 17, 2005. Additional stock option awards of 215,000, 15,000, 8,750 and 6,541 were made in the second half of 2005, April, June and July 2006, respectively, and have weighted average exercise prices of $14.71, $14.15, $13.89 and $14.25. Furthermore, additional restricted stock awards of 3,060 and 1,052 with values of $13.89 and $14.25 were made in June and July 2006, respectively. The LTCP allows the issuance of up to 11.4 million Options or Stock Appreciation Rights, and up to 4.6 million Stock Awards or Performance Awards. On January 1, 2006, the Company began accounting for stock option and restricted stock awards in accordance with SFAS No. 123R, and chose the modified prospective application transition method provided for under this statement. Under SFAS No. 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period.

Options awarded to date are for a term of ten years. Substantially all of these options have the following vesting schedule; 40% vested at year-end 2005, and 20% will vest at year-end of each of the years 2006 through 2008. Of the options granted in 2006, 15,291 will vest in three years and 15,000 will vest in four years. Option and share awards provide for accelerated vesting if there is a change in control, as defined in the LTCP. Compensation cost on options recognized during the three and nine month periods ending September 30, 2006 was approximately $1.2 million or $766,000 after tax and $3.5 million or $2.3 million after tax, respectively. There was no compensation cost on options recognized in the same period the prior year because the Company continued to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 through December 31, 2005. It is anticipated that the Company will recognize expense of approximately $4.6 million, $4.5 million and $4.2 million in 2006, 2007 and 2008, respectively. The Company has assumed a 0.4% forfeiture rate on options as the majority of the options have been awarded to senior level management and the Company has only experienced one significant forfeiture. Management considers this forfeiture to be an aberration that is unlikely to occur again. The following table presents the weighted-average fair value and related assumptions using the Black-Scholes Option Pricing Model for all stock options granted through September 30, 2006.

Weighted-average fair value	$2.61
Risk-free interest rate	3.89%
Expected dividend yield	1.53%
Expected volatility	19.84%
Expected life (in years)	3.84

Since the Company had no share-based compensation history, it used peer group historical data of recently converted thrifts for volatility and life estimates. The risk-free rate is based on the U.S Treasury yield curve in effect at the time of the grant.

Fifteen percent, or 513,675 shares of restricted stock awarded on June 15, 2005 with a total fair value of approximately $7.5 million, vested on January 1, 2006. Fifteen percent of the restricted stock awarded in 2005 will vest in January 1st on each of the years 2007 through 2011 and 10% on January 1, 2012, while the associated expense on the awarded stock will be recorded from the award date through 2011. The 2006 awards vest over three years. For the three and nine month periods ended September 30, 2006, the Company recorded expense of approximately $2.1 million and $6.2 million, or after tax expense of approximately $1.2 million and $3.6 million, respectively. The Company anticipates that it will record expense of approximately $8.1 million, $7.7 million, $6.8 million, $6.3 million, $6.2 million and $4.1 million in calendar years 2006 through 2011, respectively in connection with the restricted stock awards. For the three and nine months ended September 30, 2005, the Company recorded expense of approximately $3.9 million and $4.5 million, respectively.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

A summary of option activity under the plan as of September 30, 2006 and changes during the period ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,757,100	$14.40
Granted	30,291	14.10
Exercised	-	-		-
Forfeited/cancelled	(237,360)	14.39
Expired	(152,700)	14.39

Options outstanding at September 30, 2006	8,397,331	$14.40	8.71	$2,136

Options exercisable at September 30, 2006	3,344,440	$14.40	8.71	$849

The weighted-average grant-date fair value of options granted in 2006 and 2005 was $2.44 and $2.61, respectively. No options have been exercised.

A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the period is presented below.

	Restricted Stock		Options

		Weighted-average		Weighted-average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1, 2006	3,424,500	$14.39	5,259,960	$2.61
Granted	4,112	13.98	30,291	2.44
Vested	(513,675)	14.39	-	-
Forfeited / Cancelled	(146,200)	14.39	(237,360)	2.61

Nonvested at September 30, 2006	2,768,737	$14.39	5,052,891	$2.61

The following table provides proforma net income and earnings per share for the three and nine months ended September 30, 2005, during which time the fair value-based method was not used to account for stock-based compensation.

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
(In thousands, except per share data)	2005	2005

Net income, as reported	$12,744	$40,948
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,516	2,914
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	5,196	6,040

Proforma net income	$10,064	$37,822

Basic and diluted earnings per share
As reported	$0.12	$0.38
Proforma	0.09	0.35

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

11.    Deferred Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities. Deferred taxes charged to goodwill were in connection with the acquisitions of Connecticut Bancshares, Inc. (“Connecticut Bancshares”), Alliance Bancorp of New England, Inc. (“Alliance”), Trust Company of Connecticut (“Trust Company”) and Cornerstone. The Company had a net deferred tax asset of $26.9 million and $28.0 million at September 30, 2006 and December 31, 2005, respectively.

The allocation of deferred tax expense (benefit) involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Deferred tax benefit allocated to:
Stockholders’ equity, tax effect of unrealized gains (losses) on marketable equity securities, net of valuation allowance	$7,896	$(6,606)	$822	$(8,694)
Goodwill	23	2,357	(813)	3,570
(Loss) income	(405)	5,326	1,047	6,237

Total deferred tax expense	$7,514	$1,077	$1,056	$1,113

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

The table below summarizes the Company’s commitments and contingencies discussed above.

	September 30,	December 31,
(In thousands)	2006	2005

Loan commitments	$43,471	$68,160
Unadvanced portion of construction loans	203,865	98,360
Standby letters of credit	22,170	11,701
Unadvanced portion of lines of credit	520,038	491,977

Total commitments	$789,544	$670,198

Investment Commitments
As of September 30, 2006 and December 31, 2005, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $2.8 million and $3.4 million, respectively, which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

For a discussion of legal proceedings and other material litigation, see Part II, Item I, Legal Proceedings, of this Form 10-Q.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

13.    Stockholders’ Equity

At September 30, 2006, stockholders’ equity amounted to $1.35 billion, or 18.8% of total assets, compared to $1.31 billion, or 20.0% at December 31, 2005. The Company paid cash dividends totaling $0.175 per share on common stock during the nine months ended September 30, 2006.

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

Share Repurchase Plan
On January, 31, 2006, the Company’s Board of Directors authorized the repurchase of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. The Company repurchased 540,300 shares of common stock at a weighted average price of $13.96 per share as of September 30, 2006. There is no set expiration date for this repurchase plan.

During the quarter ended March 31, 2006, the Company completed its repurchase of approximately 10.7 million shares of common stock at a weighted average price of $14.55 per share under its first repurchase plan authorized by the Company’s Board of Directors on May 9, 2005.

Regulatory Capital
Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At September 30, 2006, the Company and the Bank, were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
September 30, 2006
Tier 1 Capital (to Average Assets)	$666,045	10.1%	$263,237	4.0%	$329,047	5.0%
Tier 1 Capital (to Risk Weighted Assets)	666,045	17.3	153,626	4.0	230,439	6.0
Total Capital (to Risk Weighted Assets)	703,915	18.3	307,252	8.0	384,065	10.0

December 31, 2005
Tier 1 Capital (to Average Assets)	$601,971	10.0%	$241,043	4.0%	$301,303	5.0%
Tier 1 Capital (to Risk Weighted Assets)	601,971	17.6	136,899	4.0	205,349	6.0
Total Capital (to Risk Weighted Assets)	637,523	18.6	273,798	8.0	342,248	10.0

NewAlliance Bancshares, Inc.
September 30, 2006
Tier 1 Capital (to Average Assets)	$879,621	13.3%	$264,077	4.0%	$330,096	5.0%
Tier 1 Capital (to Risk Weighted Assets)	879,621	22.8	154,518	4.0	231,777	6.0
Total Capital (to Risk Weighted Assets)	917,491	23.8	309,036	8.0	386,294	10.0

December 31, 2005
Tier 1 Capital (to Average Assets)	$866,567	14.3%	$242,239	4.0%	$302,799	5.0%
Tier 1 Capital (to Risk Weighted Assets)	866,567	25.0	138,686	4.0	208,029	6.0
Total Capital (to Risk Weighted Assets)	902,119	26.0	277,372	8.0	346,715	10.0

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

14.    Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) and the related tax effects for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2006	2005	2006	2005

Net income	$15,099	$12,744	$37,928	$40,948
Other comprehensive gain (loss), before tax
Unrealized losses on securities
Unrealized holding gains (losses), arising during the period	23,186	(18,873)	2,628	(24,676)
Reclassification adjustment for gains included in net income	(25)	-	(30)	(12)

Other comprehensive gain (loss), before tax	23,161	(18,873)	2,598	(24,688)
Income tax (expense) benefit net of valuation allowance	(7,896)	6,606	(821)	8,694

Other comprehensive income (loss), net of tax	15,265	(12,267)	1,777	(15,994)

Comprehensive income	$30,364	$477	$39,705	$24,954

15.    Earnings Per Share

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Net income	$15,099	$12,744	$37,928	$40,948
Average common shares outstanding for basic EPS	99,817	106,472	100,046	106,757
Effect of dilutive stock options and unvested stock awards	391	333	383	114

Average common and common-equivalent shares for dilutive EPS	100,208	106,805	100,429	106,871
Net income per common share:
Basic	$0.15	$0.12	$0.38	$0.38
Diluted	0.15	0.12	0.38	0.38

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

The Company entered into a definitive agreement to acquire Westbank Corporation (“Westbank”). This agreement became effective July 18, 2006 and the transaction is expected to close in the first quarter of 2007. Westbank had approximately $822.1 million of assets and approximately $46.4 million of stockholders’ equity at June 30, 2006. Further information regarding these acquisitions can be found in Note 3, “Business Combinations,” in the Notes to the Unaudited Consolidated Financial Statements. On January 2, 2006, the Company completed its acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”), the holding company for Cornerstone Bank. Cornerstone had assets and stockholders’ equity of approximately $211.4 and $18.3 million, respectively at December 31, 2005, with six full service offices serving the attractive Fairfield County market in Southern Connecticut. Cornerstone is the fourth acquisition completed by the Company since April 1, 2004.

For the three months ended September 30, 2006 and 2005, diluted earnings per share were $0.15 and $0.12, respectively. The increase in EPS was primarily due to an increase in non-interest income due primarily to a gain recorded on four limited partnerships as a result of a change to the equity method in accounting for these partnerships and a decrease in operating expenses due to the timing of expense on restricted stock awards, partially offset by a decrease in net interest income which was driven by a 104 basis point increase in the average rate paid on interest-bearing liabilities. Net interest income was favorably impacted by an additional $1.0 million of dividend income on FHLB stock which was recorded during the quarter due to changes by the FHLB in the timing of their quarterly dividend.

For both the nine months ended September 30, 2006 and 2005, diluted earnings per share were $0.38. The nine months ended September 30, 2006 was positively impacted by increases in non-interest income including a $1.3 million, net of tax cumulative adjustment in limited partnerships as described above and a lower tax provision, offset by higher operating expenses and conversion and merger related charges. The acquisitions of Trust Company of Connecticut (“Trust Company”) and Cornerstone, new accounting rules for stock-based compensation and executive severance were the main reasons for the increases in non-interest expense during the nine months ended September 30, 2006 compared to the same period in 2005.

Annualized return on average equity (“ROE”) and annualized return on average assets (“ROA”) were 4.52% and 0.85%, respectively for the quarter ended September 30, 2006 compared to 3.58% and 0.78%, respectively for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, ROE and ROA were 3.80% and 0.73%, respectively, compared to ROE of 3.85% and ROA of 0.85% for the nine months ended September 30, 2005.

The Company’s net interest margin was 2.68%, down 33 basis points for the quarter ended September 30, 2006 from the quarter ended September 30, 2005. The net interest margin has also declined for the nine months ended September 30, 2006 compared to the same period in 2005 and was 2.80 % and 3.07%, respectively. This is primarily due to intense competition for quality loans and deposits in the marketplace and the current rate environment.

Asset quality remained strong even though nonperforming loans increased $3.2 million since year-end, primarily as a result of the Cornerstone acquisition. Nonperforming loans totaled $10.6 million at September 30, 2006 compared to $7.4 million at December 31, 2005. Nonperforming loans to total loans were 0.28% at September 30, 2006, up from 0.23% at December 31, 2005 and nonperforming assets to total assets also increased to 0.15% at September 30, 2006 from 0.11% at December 31, 2005. Net charge-offs were $88,000 and no provision for loan losses was recorded for the three months ended September 30, 2006. For the nine months ended September 30, 2006, there were net recoveries of $94,000.

During the current quarter, the Company purchased approximately $50.0 million in Bank Owned Life Insurance (“BOLI”) which resulted in additional non-interest income of approximately $600,000.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except share data)	2006	2005	2006	2005

Condensed Income Statement
Interest and dividend income	$86,348	$70,523	$243,970	$203,760
Interest expense	43,811	26,583	114,209	71,119

Net interest income before provision for loan losses	42,537	43,940	129,761	132,641
Provision for loan losses	-	400	-	400

Net interest income after provision for loan losses	42,537	43,540	129,761	132,241
Non-interest income	14,798	12,372	39,064	33,436
Operating expenses	34,681	35,419	109,588	102,098
Conversion and merger related charges	186	344	2,667	1,234

Income before income taxes	22,468	20,149	56,570	62,345
Income tax provision	7,369	7,405	18,642	21,397

Net income	$15,099	$12,744	$37,928	$40,948

Weighted average shares outstanding
Basic	99,817,007	106,472,247	100,045,514	106,757,245
Diluted	100,207,704	106,804,980	100,428,645	106,871,171
Earnings per share
Basic	$0.15	$0.12	$0.38	$0.38
Diluted	0.15	0.12	0.38	0.38

Financial Ratios
Return on average assets (1)	0.85%	0.78%	0.73%	0.85%
Return on average equity (1)	4.52	3.58	3.80	3.85
Net interest margin (1)	2.68	3.01	2.80	3.07

Non-GAAP Ratios
Efficiency ratio (2)	62.80	63.41	67.14	62.07

Per share data
Book value per share	$12.36	$12.09	$12.36	$12.09
Tangible book value per share	7.74	7.87	7.74	7.87

(1)	Annualized.
(2)	The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, to the sum of net interest income and non-interest income, excluding security gains or losses and limited partnership gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to investors in evaluating company performance.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2006 and 2005

Table 2: Summary Income Statements

	Three Months Ended				Nine Months Ended
	September 30,		Change 2006/2005		September 30,		Change 2006/2005

(Dollars in thousands, except per share data)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Net interest income	$42,537	$43,940	$(1,403)	(3)%	$129,761	$132,641	$(2,880)	(2)%
Provision for loan losses	-	400	(400)	-	-	400	(400)	-
Non-interest income	14,798	12,372	2,426	20	39,064	33,436	5,628	17
Operating expenses	34,681	35,419	(738)	(2)	109,588	102,098	7,490	7
Conversion and merger related charges	186	344	(158)	(46)	2,667	1,234	1,433	116
Income before income taxes	22,468	20,149	2,319	12	56,570	62,345	(5,775)	(9)
Income tax provision	7,369	7,405	(36)	(0)	18,642	21,397	(2,755)	(13)

Net income	$15,099	$12,744	$2,355	18%	$37,928	$40,948	$(3,020)	(7)%

Basic and diluted earnings per share	$0.15	$0.12	$0.03	25%	$0.38	$0.38	$-	-%

Earnings Summary
As shown in Table 2, net income increased by $2.4 million, to $15.1 million for the three months ended September 30, 2006 from $12.7 million for the three months ended September 30, 2005. Basic and diluted earnings per share for the three months ended September 30, 2006 and 2005 were $0.15 and $0.12, respectively. The increase in earnings was primarily the result of an increase in non-interest income and a decrease in operating expenses, partially offset by a decrease in net interest income. Net interest income decreased due to a decline in the Company’s net interest-earning assets of approximately $132.7 million due to stock buy-backs and BOLI purchases and a decline in the net interest margin of 33 basis points. Positively effecting net interest income was the additional dividend received on FHLB stock of $1.0 million, which made up for the absence of a dividend in the second quarter. Non-interest income increased primarily due to an increase in net gains on limited partnerships as a result of a cumulative adjustment based on a change from the cost to equity method of accounting on four limited partnerships, while operating expenses decreased predominantly due to declines in salaries and employee benefits and outside services.

For the nine months ended September 30, 2006, net income was $37.9 million, a decrease of $3.0 million from the comparative period in 2005. This decrease is primarily a result of higher operating expenses and conversion and merger related charges coupled with a decline in net interest income, partially offset by an increase in non-interest income. Higher operating expenses are largely due to the acquisitions of Trust Company and Cornerstone in the areas of salaries and employee benefits and occupancy expenses. Additionally, charges in 2006 associated with the 2005 Long-Term Compensation Plan (“LTCP”) and executive severance were also significant factors in the increase of salaries and employee benefits. Conversion and merger related charges are primarily due to the Trust Company and Cornerstone acquisitions. The Company expects to incur future conversion and merger related charges due to the pending Westbank acquisition. Non-interest income increased primarily due to an increase in net gains on limited partnerships as discussed above, an increase in trust fees as a result of the Trust Company acquisition, an increase in depositor service charges, BOLI and gains recorded on the sale of Small Business Administration (“SBA”) loans. Net interest income declined largely due to the growth in interest-bearing liabilities outpacing growth in interestearning assets principally because of stock buy-backs and the BOLI purchase coupled with offering promotional rates on higher cost time deposits and general market conditions. This is also causing downward pressure on the net interest margin which was 2.80% for the nine months ended September 30, 2006 compared to 3.07% for the nine months ended September 30, 2005.

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

Table 5 below presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) change attributable to change in volume (change in volume multiplied by prior rate), (ii) change attributable to change in rate (change in rate multiplied by prior volume); and (iii) the change attributable to rate and volume (change in rate multiplied by change in volume), which is prorated between the changes in rate and volume.

Table 3: Average Balance Sheets for the Three Months Ended September 30, 2006 and 2005

	Three Months Ended

	September 30, 2006			September 30, 2005

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$1,895,506	$25,446	5.37%	$1,610,295	$20,876	5.19%
Commercial real estate	910,891	14,903	6.54	750,751	11,534	6.15
Commercial business	354,668	6,478	7.31	324,955	5,323	6.55
Consumer	580,506	9,573	6.60	529,754	7,457	5.63

Total Loans	3,741,571	56,400	6.03	3,215,755	45,190	5.62
Short-term investments	49,491	658	5.32	35,698	292	3.27
Investment securities	2,551,625	29,290	4.59	2,583,318	25,041	3.88

Total interest-earning assets	6,342,687	$86,348	5.45%	5,834,771	$70,523	4.83%
Non-interest-earning assets	765,251			706,544

Total assets	$7,107,938			$6,541,315

Interest-bearing liabilities
Deposits
Money market	$557,748	$4,031	2.89%	$749,643	$3,762	2.01%
NOW	351,161	553	0.63	322,200	148	0.18
Savings	774,467	2,177	1.12	837,179	974	0.47
Time	1,710,448	17,082	3.99	1,363,825	9,837	2.89

Total interest-bearing deposits	3,393,824	23,843	2.81	3,272,847	14,721	1.80
Repurchase agreements	147,431	1,248	3.39	178,855	1,072	2.40
FHLB advances and other borrowings	1,694,722	18,720	4.42	1,143,660	10,790	3.77

Total interest-bearing-liabilities	5,235,977	43,811	3.35%	4,595,362	26,583	2.31%
Non-interest-bearing demand deposits	467,678			452,082
Other non-interest-bearing liabilities	68,816			71,777

Total liabilities	5,772,471			5,119,221
Equity	1,335,467			1,422,094

Total liabilities and equity	$7,107,938			$6,541,315

Net interest-earning assets	$1,106,710			$1,239,409

Net interest income		$42,537			$43,940

Interest rate spread			2.10%			2.52%
Net interest margin (net interest income as a percentage of total interest-earning assets)			2.68%			3.01%
Ratio of total interest-earning assets to total interest-bearing liabilities			121.14%			126.97%

Table 4: Average Balance Sheets for the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended

	September 30, 2006			September 30, 2005

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$1,807,521	$72,019	5.31%	$1,584,243	$61,587	5.18%
Commercial real estate	888,911	43,317	6.50	737,862	33,255	6.01
Commercial business	349,086	18,709	7.15	320,815	14,847	6.17
Consumer	565,806	27,064	6.38	522,383	20,999	5.36

Total Loans	3,611,324	161,109	5.95	3,165,303	130,688	5.51
Short-term investments	60,864	2,218	4.86	50,626	1,030	2.71
Investment securities	2,503,306	80,643	4.30	2,535,675	72,042	3.79

Total interest-earning assets	6,175,494	$243,970	5.27%	5,751,604	$203,760	4.72%
Non-interest-earning assets	741,852			707,563

Total assets	$6,917,346			$6,459,167

Interest-bearing liabilities
Deposits
Money market	$567,239	$10,830	2.55%	$757,190	$10,246	1.80%
NOW	351,656	1,221	0.46	330,427	451	0.18
Savings	786,789	5,362	0.91	882,765	3,128	0.47
Time	1,704,174	47,087	3.68	1,287,685	24,836	2.57

Total interest-bearing deposits	3,409,858	64,500	2.52	3,258,067	38,661	1.58
Repurchase agreements	163,556	3,797	3.10	187,608	2,831	2.01
FHLB advances and other borrowings	1,471,299	45,912	4.16	1,072,730	29,627	3.68

Total interest-bearing-liabilities	5,044,713	114,209	3.02%	4,518,405	71,119	2.10%
Non-interest-bearing demand deposits	473,181			444,295
Other non-interest-bearing liabilities	68,881			77,405

Total liabilities	5,586,775			5,040,105
Equity	1,330,571			1,419,062

Total liabilities and equity	$6,917,346			$6,459,167

Net interest-earning assets	$1,130,781			$1,233,199

Net interest income		$129,761			$132,641

Interest rate spread			2.25%			2.62%
Net interest margin (net interest income as a percentage of total interest-earning assets)			2.80%			3.07%
Ratio of total interest-earning assets to total interest-bearing liabilities			122.42%			127.29%

Table 5: Rate/Volume Analysis

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	Compared to			Compared to
	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$763	$3,807	$4,570	$1,569	$8,863	$10,432
Commercial real estate	786	2,583	3,369	2,859	7,203	10,062
Commercial business	643	512	1,155	2,480	1,382	3,862
Consumer	1,358	758	2,116	4,218	1,847	6,065

Total loans	3,550	7,660	11,210	11,126	19,295	30,421
Short-term investments	226	140	366	946	242	1,188
Investment securities	4,560	(311)	4,249	9,532	(931)	8,601

Total interest-earning assets	$8,336	$7,489	$15,825	$21,604	$18,606	$40,210

Interest-bearing liabilities
Deposits
Money market	$1,388	$(1,119)	$269	$3,554	$(2,970)	$584
NOW	391	14	405	739	31	770
Savings	1,281	(78)	1,203	2,607	(373)	2,234
Time	4,362	2,883	7,245	12,731	9,520	22,251

Total interest bearing deposits	7,422	1,700	9,122	19,631	6,208	25,839
Repurchase agreements	387	(211)	176	1,367	(401)	966
FHLB advances and other borrowings	2,075	5,855	7,930	4,220	12,065	16,285

Total interest-bearing liabilities	9,884	7,344	17,228	25,218	17,872	43,090

(Decrease) increase in net interest income	$(1,548)	$145	$(1,403)	$(3,614)	$734	$(2,880)

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

As shown in Table 3, net interest income for the quarter ended September 30, 2006 was $42.5 million, compared to $43.9 million for the same period last year. This decrease of $1.4 million, or 3.2%, is primarily due to the decline of $132.7 million in net interest-earning assets, principally due to stock buy-backs and purchase of BOLI, and the increase in the average cost of interest-bearing liabilities from a year ago. The average rate paid on interest-bearing liabilities increased 104 basis points while the average yield earned on interest-earning assets increased 62 basis points, resulting in a net interest rate spread decline of 42 basis points. The majority of the decline in the interest rate spread is from time deposits, which increased interest expense $7.2 million mainly due to a 110 basis point increase in the average rate. The company has continued to offer premium time deposit rates due to the competitive market for deposits. Partially offsetting the decline in net interest income, was an additional $1.0 million of dividend income on FHLB stock which was recorded during the quarter due to changes by the FHLB in declaring their quarterly dividend beginning in the second quarter of 2006. The FHLB dividend declared in the third quarter was for 183 days and made up for the absence of a dividend in the second quarter.

Interest income for the three months ended September 30, 2006 was $86.3 million, compared to $70.5 million for the quarter ended September 30, 2005, an increase of $15.8 million, or 22.4%. The increase in interest income was driven primarily by loans due to both an increase in the average balances of $525.8 million and a 41 basis point increase in the average yield earned. While all loan categories experienced increases in average balances and average yields, the commercial and residential real estate loan portfolios continued to be the drivers of growth. The increases in average balances are due to the acquisition of Cornerstone; the Company’s continued strategy of purchasing residential mortgages in the secondary market and increased organic loan originations. This volume increase accounted for approximately $7.7 million of the increase in interest income. The remainder of the increase in interest income was due to increases in market interest rates of 41 basis points on the loan portfolio and 71 basis points on investment securities, including the additional income from the FHLB as previously mentioned.

The cost of funds for the quarter ended September 30, 2006 increased $17.2 million, or 64.8% to $43.8 million compared to the prior year period. The average rate on interest-bearing liabilities increased 104 basis points to 3.35% from 2.31%. The increase in interest expense was primarily due to increases in time deposits and FHLB advances, of $7.2 million and $7.9 million, respectively, from the quarter ended September 30, 2005. The increase in time deposits interest expense is due to a 110 basis point increase in the average rate on these deposits coupled with an average balance increase of $346.6 million. The 110 basis point increase in the average rate was due to market interest rate increases and offering promotional rates to customers who either had or established a checking relationship with the Bank. Increasing market interest rates and checking and savings promotions were the primary factors for the higher interest expense in the other deposit categories, but was partially offset by a decline in the average balances of money market and savings deposits as monies shifted to higher paying time deposits or were lost to competitors. The increase in interest expense on FHLB advances was predominantly due to an increase in the average balance of $551.0 million which funded the purchase of residential mortgages, investment securities and to a lesser extent helped fund the Company’s stock buy-back program. There was also a 65 basis point increase in the average rate paid on these borrowings due to increases in market interest rates.

As shown in Table 4, net interest income for the nine months ended September 30, 2006 was $129.8 million, compared to $132.6 million for the nine months ended September 30, 2005. This year over year net interest income decrease of $2.8 million was primarily due to the same factors as previously discussed above, with the exception of the FHLB dividend anomaly in the third quarter. The increase in interest expense on time deposits was again the main driver of the decrease of 37 basis points in the interest rate spread as the average rate paid on time deposits increased 111 basis points. Even though there has been significant growth in interest-earning assets, it has been outpaced by the growth and cost of funds of the interest-bearing liabilities causing an average balance decrease in net interest-earning assets of $102.4 million.

For the nine months ended September 30, 2006, interest income was $244.0 million, an increase of $40.2 million, or 19.7%, from $203.8 million for the nine months ended September 30, 2005. The increase in interest income attributable to the loan portfolio is $30.4 million, with $19.3 million due to an increase in the average balances of $446.0 million and $11.1 million due to a 44 basis point increase in the average yield, for the same reasons in the quarterly discussion. Additionally, higher market interest rates caused a 51 basis point increase in the average yield of the investment securities portfolio which contributed $9.5 million of the increase in interest income.

For the nine months ended September 30, 2006, the cost of funds was $114.2 million compared to $71.1 million for the nine months ended September 30, 2005. The dynamics affecting this increase of $43.1 million, or 60.6%, was consistent with the quarterly change in the cost of funds outlined above.

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management did not record a provision for loan losses for either the three or nine months ended September 30, 2006. The primary factor that influenced management’s decision not to record a provision was that net charge-offs of only $88,000 were recorded during the quarter, while still having net recoveries of $94,000 for the nine months ended September 30, 2006. For the three months ended September 30, 2005, a $400,000 provision was recorded to partially offset net charge-offs of $914,000 which were primarily attributable to the commercial business portfolio. This $400,000 provision was also the year-to-date provision at September 30, 2005. The allowance was deemed adequate based on the acceptable level of delinquencies, nonperforming loans and criticized assets, and considering the growth in the portfolio, including the Cornerstone acquisition.

At September 30, 2006, the allowance for loan losses was $37.9 million, which represented 358.55% of nonperforming loans and 1.00% of total loans. This compared to the allowance for loan losses of $35.6 million at December 31, 2005 representing 481.02% of nonperforming loans and 1.08% of total loans at that date. The allowance acquired as a result of the Cornerstone acquisition on January 2, 2006 was $2.2 million.

Table 6: Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

(Dollars in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Depositor service charges	$6,762	$5,915	$847	14.32%	$19,305	$16,690	$2,615	15.67%
Loan and servicing income	433	307	126	41.04	1,669	2,215	(546)	(24.65)
Trust fees	1,617	1,759	(142)	(8.07)	4,929	3,034	1,895	62.46
Investment and insurance fees	1,184	1,549	(365)	(23.56)	4,144	4,922	(778)	(15.81)
Bank owned life insurance	1,272	609	663	108.87	2,560	1,806	754	41.75
Rent	882	824	58	7.04	2,522	2,410	112	4.65
Net gain (loss) on securities and limited partnerships	2,040	(22)	2,062	(9,372.73)	2,095	(53)	2,148	(4,052.83)
Net gain on sale of loans	333	76	257	338.16	872	197	675	342.64
Other	275	1,355	(1,080)	(79.70)	968	2,215	(1,247)	(56.30)

Total non-interest income	$14,798	$12,372	$2,426	19.61%	$39,064	$33,436	$5,628	16.83%

Non-Interest Income
As displayed in Table 6, non-interest income increased $2.4 million to $14.8 million for the three months ended September 30, 2006 from $12.4 million for the three months ended September 30, 2005. This increase is primarily due to increases in net gain on securities and limited partnerships, depositor service charges, BOLI and net gain on sale of loans. These increases were partially offset by decreases in other income and investment and insurance fees. The increase in the net gain on securities and limited partnerships was due to implementing the equity method of accounting relating to four partnerships which resulted in a cumulative adjustment of approximately $1.9 million. The increase in depositor service charge is mainly the result of increases in overdraft fees on demand deposit accounts due to an increase in the number of overdraft transactions, the additional number of accounts from the acquisition of Cornerstone Bank and the increase in the per item fee. The increase in BOLI income is due to the purchase of $50 million of life insurance coverage during the quarter. The net gain on sale of loans has increased primarily due to the Company’s strategy of selling the guaranteed portion of SBA loans that meet certain criteria, a result of the acquisition of Cornerstone, which was already an active participant in the secondary SBA market.

Other income decreased mostly due to non-recurring income received in the prior year related to gains on the sale of excess real estate and the sale of a portion of merchant services book of business. Investment and insurance fees decreased mainly due to an unfavorable market for fixed annuity insurance products.

For the nine months ended September 30, 2006, non-interest income increased $5.7 million to $39.1 million from $33.4 million for the nine months ended September 30, 2005. The Company had significant year-to-date increases in net gain on securities and limited partnerships, depositor service charges, BOLI, and net gain on sale of loans, which are all due to the same reasons as outlined in the quarterly discussion. In addition to the quarterly discussion, depositor service charges also increased due to the implementation of a check card overdraft program during the second quarter of 2005 while trust fees increased due to the acquisition of Trust Company of Connecticut in July 2005. The quarterly discussion also parallels the primary reasons for the year-to-date decreases in investment and insurance fees and other income. Loan and servicing income decreased in part due to a larger write-up of previously recorded impairment in the valuation of the mortgage servicing assets during the nine months ended September 30, 2005 compared to the same period in 2006 and a decrease in commercial loan fees due to a slow-down in the real estate market.

Table 7: Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

(Dollars in thousands)	2006	2005	Amount	Percent	2006	2005	Amount	Percent

Salaries and employee benefits	$19,191	$19,985	$(794)	(3.97)%	$59,831	$52,566	$7,265	13.82%
Occupancy	3,545	3,061	484	15.81	10,524	9,193	1,331	14.48
Furniture and fixtures	1,579	1,558	21	1.35	4,848	4,815	33	0.69
Outside services	3,722	4,334	(612)	(14.12)	13,198	13,621	(423)	(3.11)
Advertising, public relations, and sponsorships	1,160	747	413	55.29	4,294	3,282	1,012	30.83
Amortization of identifiable intangible assets	2,267	2,437	(170)	(6.98)	7,124	8,408	(1,284)	(15.27)
Conversion and merger related charges	186	344	(158)	(45.93)	2,667	1,234	1,433	116.13
Other	3,217	3,297	(80)	(2.43)	9,769	10,213	(444)	(4.35)

Total non-interest expense	$34,867	$35,763	$(896)	(2.51)%	$112,255	$103,332	$8,923	8.64%

Non-Interest Expense
As displayed in Table 7, non-interest expense decreased $896,000 to $34.9 million for the three months ended September 30, 2006 from $35.8 million for the same period a year ago. The decrease was primarily due to decreases in salaries and employee benefits, outside services, and amortization of identifiable intangible assets. The main drivers for the decrease in salaries and employee benefits expense were the higher costs in 2005 related to the Company’s 2005 LTCP, bonuses and pension expense. The LTCP was implemented in June 2005. The grant date fair value of the restricted stock awards granted under that plan is being recorded as compensation expense over the vesting period of the award. The restricted stock vests 15% on January 1st of each of the years beginning 2006 through 2011 and 10% on January 1, 2012. Due to the timing of the implementation of the LTCP, the 2005 expense was spread over six and a half months versus twelve months in 2006 causing the current quarter to have a significant decrease in expense. Further information regarding the LTCP can be found in Note 10 of the Notes to Unaudited Consolidated Financial Statements. Bonuses decreased in part as a result of lower sales of fixed annuity insurance products and the decrease in pension expense was primarily due to the Company’s 2005 contribution to the qualified pension plan in the amount of $24.5 million. The decreases in this category were partially offset by an increase in salaries primarily attributable to the acquisition of Cornerstone Bank on January 2, 2006 and an increase in stock option expense. The Company adopted the provisions of SFAS No. 123R as of January 1, 2006 and upon adoption, the Company began expensing stock options that were awarded under the LTCP.

The net decrease in outside services was comprised of various components including reductions in: i) consulting relating to Sarbanes Oxley (“SOX”), the 2005 LTCP and systems projects; and ii) a reduction in data processing fees due to a new contract extension; partially offset by increases due to: iii) additional transactional volume related to the acquisitions and iv) outsourced internal audit services for SOX compliance.

The decrease in the amortization of identifiable intangible assets was due to fewer non-compete agreements remaining in 2006 as they began to expire in 2005. The non-compete agreements are being amortized on a straight-line basis over the terms of each agreement. Additionally, the Company experienced a reduction of amortization on the core deposit intangibles, due to the Company utilizing an accelerated method which calls for a higher level of expense in earlier periods, both relating to the Connecticut Bancshares and Alliance acquisitions, partially offset by new amortization of a core deposit intangible recorded in conjunction with the Cornerstone acquisition.

These decreases in non-interest expense for the quarter ended September 30, 2006 were partially offset by increases in occupancy and advertising, public relations and sponsorships. The increase in occupancy expense was mostly attributable to the acquisition of Cornerstone Bank on January 2, 2006 as we added six branches to our branch network. The increase in advertising, public relations and sponsorships is due to increases in media advertising, various sponsorships, and market research.

On a year-to-date basis, non-interest expense increased $8.9 million to $112.3 million for the nine months ended September 30, 2006 from $103.3 million for the nine months ended September 30, 2005. The main driver of this increase is salaries and employee benefits. Other increases include conversion and merger charges, occupancy and advertising, public relations and sponsorships. The majority of the increase in salaries and employee benefits is primarily due to the additional employees as a result of the acquisitions of Cornerstone Bank and Trust Company that occurred July 1, 2005 and January 2, 2006, respectively, severance that was recorded for an executive who left the Company, and expenses associated with the LTCP that was implemented in June 2005. These increases in salaries are partially offset by decreases in bonuses and pension expense which has the same explanation as outlined in the quarterly discussion.

Conversion and merger related charges increased mostly due to consulting and data processing expenses related to Cornerstone for system conversions along with legal and consulting expenses related to a potential plan of merger that was abandoned during the due-diligence phase in the first quarter of 2006. Increases in occupancy expenses were due to the increased branch network from the acquisitions of Cornerstone and Trust Company while advertising expenses, largely newspaper, radio and direct mail campaigns, correlated with the Company’s deployment of various deposit and loan product promotions and accounted for much of the increase in advertising, public relations and sponsorships. These increases were partially offset by decreases in amortization of identifiable intangible assets and outside services. These decreases are consistent with the quarterly explanations. Other expense also decreased and is largely due to a reduction in the Company’s operating insurance premiums.

Income Tax Provision
The income tax expense for the three months ended September 30, 2006 and 2005 was $7.3 million and $7.4 million, respectively. The effective tax rate for these periods was 32.8% and 36.7%, respectively. The income tax expense for the nine months ended September 30, 2006 and 2005 was $18.6 million and $21.4 million, respectively. The effective tax rate for these periods was 33.0% and 34.3%, respectively.

The decrease in the effective tax rate for the three and nine months ended September 30, 2006 is primarily due to the disallowance of excess remuneration under Internal Revenue Code Section 162(m) and the increase in the valuation allowance related to losses inherent in our capital assets during the three and nine months ended September 30, 2005 and the increase in the tax benefit for BOLI in the three and nine months ended September 30, 2006. Losses on capital assets are only realizable for tax purposes to the extent they can be offset by gains on capital assets. The valuation allowance was established because management believed it was more likely than not that there would be insufficient capital gains to offset capital losses within the carryover period. The effective rate as of September 30, 2006 is representative of the Company’s projected effective tax rate for the year.

Financial Condition

Financial Condition Summary
From December 31, 2005 to September 30, 2006, total assets and liabilities increased approximately $637.2 million and $593.9 million, respectively, due mainly to increases in investments, loans and borrowings. Of the total increases, approximately $211.4 million of assets and approximately $194.5 million of liabilities are attributable to the Cornerstone acquisition. Stockholders’ equity increased $43.3 million to $1.35 billion due primarily to stock issued to acquire Cornerstone and year-todate net income, partially offset by treasury shares acquired and dividends.

Short-Term Investments
At September 30, 2006, short-term investments were $76.1 million, an increase of $29.6 million, or 63.6% from $46.5 million at December 31, 2005. This increase was the result of normal daily fluctuations including changes in deposits and escrow payments.

Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities at September 30, 2006 and December 31, 2005.

Table 8: Investment Securities

	September 30, 2006		December 31, 2005

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	Cost	value

Available for sale
U.S. Treasury obligations	$8,818	$8,672	$8,877	$8,745
U.S. Government sponsored enterprise obligations	171,570	170,781	159,008	157,386
Corporate obligations	35,647	34,901	54,831	53,617
Other bonds and obligations	96,751	96,172	120,663	119,848
Marketable and trust preferred equity securities	187,776	187,883	161,122	160,806
Mortgage-backed securities	1,702,939	1,667,286	1,899,374	1,863,069

Total available for sale	2,203,501	2,165,695	2,403,875	2,363,471

Held to maturity
Mortgage-backed securities	314,751	315,763	87,104	86,151
Other bonds	5,805	5,715	4,630	4,556

Total held to maturity	320,556	321,478	91,734	90,707

Total securities	$2,524,057	$2,487,173	$2,495,609	$2,454,178

At September 30, 2006 the Company had total investments of $2.49 billion, or 34.5%, of total assets. The increase of $31.0 million, or 1.3%, from $2.46 billion at December 31, 2005 is primarily the result of purchasing held to maturity mortgagebacked securities that were duration-match funded against FHLB borrowings, partially offset by a decrease in available for sale mortgage-backed securities. The principal payments from these investments were used to purchase residential real estate loans as well as offset any deposit outflow.

The Company’s underlying investment strategy is to purchase hybrid adjustable rate mortgage-backed securities, five and seven year balloon mortgage-backed securities, ten-year pass through mortgage-backed securities and collateralized mortgage obligations based off fifteen-year mortgage collateral. The Company is focusing on the purchases of these securities due to their limited extension risk in a rising rate environment and for their monthly cash flows that provide the Company with liquidity. This strategy is also supplemented with select purchases of bullet and callable agency and asset-backed securities. For mortgage-backed securities, the average life, when purchased, would range between 1.5 and 3.5 years and the maturity dates for Agency obligations would range between one and five years.

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of September 30, 2006, $2.17 billion, or 87.1%, of the portfolio, was classified as available for sale and $320.6 million of the portfolio was classified as held to maturity. The net unrealized loss on securities classified as available for sale as of September 30, 2006 was $37.8 million compared to an unrealized loss of $40.4 million as of December 31, 2005. The depreciation in the market value of securities available for sale was primarily due to fluctuations in market interest rates during the period. Management has performed a review of all investments with unrealized losses and determined that none of these investments had other-than-temporary impairment.

Lending Activities
The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. Table 9 displays the balances of the Company’s loan portfolio as of September 30, 2006 and December 31, 2005.

Table 9: Loan Portfolio
	September 30, 2006		December 31, 2005

		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total

Residential real estate	$1,923,894	50.8%	$1,650,527	50.4%
Commercial real estate	929,312	24.6	768,582	23.4
Commercial business	345,505	9.1	314,562	9.6
Home equity and equity lines of credit	565,785	15.0	520,290	15.9
Other consumer	17,450	0.5	22,745	0.7

Total loans	$3,781,946	100.0%	$3,276,706	100.0%

As shown in Table 9, gross loans were $3.78 billion, up $505.2 million, or 15.4%, at September 30, 2006 from year-end 2005. The Company experienced an increase in all but one loan category and was primarily attributable to the acquisition of Cornerstone, loan purchases and an increase in loan originations.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of September 30, 2006, comprising over fifty percent of gross loans. The increase of $273.4 million is due to loan portfolio purchases, organic originations and balances acquired from Cornerstone, partially offset by a decrease in organic loan balances. The purchased portfolio includes adjustable rate and 10 and 15 year fixed rate residential real estate loans with property locations throughout the United States, with just over 50% in the Northeast. For 2006, loan purchases accounted for $329.0 million of the year-to-date increase in residential real estate loans and were primarily purchased with cash flows from the available for sale investment portfolio and funds borrowed from the FHLB. The acquisition of Cornerstone added approximately $12.1 million in residential loans.

Commercial business loans increased $30.9 million to $345.5 million at September 30, 2006, primarily due to $125.4 million in originations and $35.5 million acquired through the Cornerstone acquisition, partially offset by payoffs and loan maturities. Commercial real estate loans increased $160.7 million from December 31, 2005 to September 30, 2006. The increase was attributable to the acquisition of Cornerstone which added approximately $86.7 million to the portfolio as well as increases in both the number and average balance of organic loan originations partially as a result of the Company’s competitive position in the Connecticut commercial real estate lending market subsequent to the acquisitions of Cornerstone, Connecticut Bancshares and Alliance. The Company’s continued strategy is to build a larger percentage of the Company’s assets in commercial loans including real estate, construction and other commercial loans. To accomplish this goal, the Company is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while maintaining strong credit quality.

Home equity loans and lines of credit increased $45.5 million from December 31, 2005 to September 30, 2006, with Cornerstone contributing approximately $2.6 million of the increase. These products were promoted by the Company through competitive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to investments.

Asset Quality
As displayed in Table 10, nonperforming assets at September 30, 2006 increased to $10.8 million compared to $7.4 million at December 31, 2005. The increase is primarily due to an increase in the commercial real estate category, which includes commercial construction loans, as a result of the Cornerstone acquisition as well as an increase in nonperforming commercial business loans, offset by a decrease in the residential real estate category due to loans that were either brought to a current status and reinstated, or that paid off during the nine months ended September 30, 2006. Nonperforming loans as a percent of total loans outstanding at September 30, 2006 was 0.28%, up from 0.23% at December 31, 2005. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 358.55% at September 30, 2006, down from the ratio of 481.02% at year-end 2005. The allowance for loan losses to total loans was 1.00% at the end of the September 30, 2006, compared to 1.08% at December 31, 2005.

Table 10: Nonperforming Assets
	September 30,	December 31,
(Dollars in thousands)	2006	2005

Nonaccruing loans (1)
Real estate loans
Residential (one- to four- family)	$1,204	$1,808
Commercial	4,703	2,889

Total real estate loans	5,907	4,697
Commercial business	4,245	2,446
Consumer loans
Home equity and equity lines of credit	385	29
Other consumer	25	219

Total consumer loans	410	248

Total Nonaccruing loans	10,562	7,391
Real Estate Owned	215	-

Total nonperforming assets	$10,777	$7,391

Allowance for loan losses as a percent of total loans (2)	1.00%	1.08%
Allowance for loan losses as a percent of total nonperforming loans	358.55%	481.02%
Total nonperforming loans as a percentage of total loans (2)	0.28%	0.23%
Total nonperforming assets as a percentage of total assets	0.15%	0.11%

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

Allowance For Loan Losses
As displayed in Table 11 below, during the three months ended September 30, 2006, the Company recorded net charge-offs of $88,000, compared to net charge-offs of $914,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Company recorded net recoveries of $94,000 primarily due to the receipt of significant cash recoveries, including $433,000 received from one commercial relationship in the first quarter. Management believes that the allowance for loan losses is adequate and consistent with positive asset quality and delinquency indicators. The Company had a loan loss allowance of $37.9 million and $35.6 million at September 30, 2006 and December 31, 2005, respectively. The September 30, 2006 allowance includes $2.2 million which was acquired as a result of the Cornerstone acquisition in January 2006.

Table 11: Schedule of Allowance for Loan Losses
	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005

Balance at beginning of period	$37,958	$36,181	$35,552	$36,163
Net allowances gained through acquisition	-	-	2,224	-
Provision for loan losses	-	400	-	400
Charge-offs
Residential and commercial real estate loans	283	7	399	28
Commercial business loans	281	1,222	951	2,532
Consumer loans	154	64	343	220

Total charge-offs	718	1,293	1,693	2,780

Recoveries
Residential and commercial real estate loans	28	32	200	223
Commercial business loans	579	296	1,482	1,527
Consumer loans	23	51	105	134

Total recoveries	630	379	1,787	1,884

Net charge-offs (recoveries)	88	914	(94)	896

Balance at end of period	$37,870	$35,667	$37,870	$35,667

Net charge-offs (recoveries) to average loans	0.01%	0.11%	-%	0.04%
Allowance for loan losses to total loans	1.00	1.10	1.00	1.10
Allowance for loan losses to nonperforming loans	358.55	378.39	358.55	378.39
Net charge-offs (recoveries) to allowance for loan losses	0.23	10.25	(0.25)	3.35
Total recoveries to total charge-offs	87.74	29.31	105.55	67.77

Cash Surrender Value of Bank Owned Life Insurance
As of September 30, 2006, the Company had cash surrender value of bank owned life insurance assets of $114.7 million, an increase of $57.4 million from $57.3 million at December 31, 2005. The increase is due to the purchase of $50.0 million in life insurance coverage during the quarter and the acquisition of Cornerstone. Increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income tax.

Intangible Assets
At September 30, 2006, the Company had intangible assets of $505.7 million, an increase of $28.7 million, or 6.0%, from $477.0 million at December 31, 2005. The increase was predominately due to the acquisition of Cornerstone on January 2, 2006 which resulted in the Company recording additional goodwill of $24.9 million and a core deposit intangible of $6.8 million, partially offset by year-to-date amortization expense of $7.1 million. Also, in accordance with the definitive agreement the Company previously entered into with Trust Company, additional merger consideration in the form of Company stock and cash was remitted to Trust Company shareholders, which resulted in the Company recording an additional $4.3 million of goodwill. In accordance with SFAS No. 141, the assets acquired and liabilities assumed are recorded based on their fair values on the acquisition date.

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

Table 12: Deposits
	September 30,	December 31,
(In thousands)	2006	2005

Savings	$763,356	$781,346
Money market	533,496	554,079
NOW	363,975	342,268
Demand	468,205	486,528
Time	1,719,616	1,633,891

Total deposits	$3,848,648	$3,798,112

As displayed in Table 12, deposits increased $50.5 million compared to December 31, 2005, primarily attributable to the acquisition of Cornerstone which added approximately $178.3 million in deposits. The Company continued to focus on its strategy of offering premium time deposit rates to customers who either have or establish a checking relationship with the Company coupled with the offering of free checking and free “interest” checking products. NewAlliance also established a promotional free savings account available to customers who either have or establish a checking account with the Company. As a result of these promotions, the Company was able to attract new customers as well as offering attractive products to existing customers. NOW accounts increased by $21.7 million due in part to the free interest checking product. This increase was partially offset by a decrease in organic deposit balances, much of which is due to the competitive market environment.

Table 13: Borrowings
	September 30,	December 31,
(In thousands)	2006	2005

FHLB advances (1)	$1,758,127	$1,191,280
Repurchase agreements	151,810	179,970
Mortgage loans payable	1,624	1,716
Junior subordinated debentures issued to affiliated trusts (2)	7,659	7,809

Total borrowings	$1,919,220	$1,380,775

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $14.5 million and $18.2 million at September 30, 2006 and December 31, 2005, respectively.
(2)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $550,000 and $700,000 at September 30, 2006 and December 31, 2005, respectively. The trusts were organized by Alliance to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Table 13 above summarizes the Company’s recorded borrowings of $1.92 billion at September 30, 2006. Borrowings increased $538.4 million, or 39.0%, from the balance recorded at December 31, 2005, mainly in FHLB advances. This increase in FHLB advances was due to funding loan growth and held to maturity investment purchases, while managing interest rate risk and liquidity. At September 30, 2006, the majority of the Company’s outstanding FHLB advances were at fixed rates, while only $60.0 million had floating rates.

Stockholders’ Equity
Total stockholders’ equity equaled $1.35 billion at September 30, 2006, $43.3 million higher than the balance at December 31, 2005. The increase consisted primarily of common stock issued for the Cornerstone acquisition and contingent shares issued for Trust Company of $35.8 million, net income of $37.9 million, stock option and restricted stock expense of $9.6 million, $2.7 million of released ESOP shares, and an increase of $1.8 million in other comprehensive income resulting from an after tax appreciation in the fair market value of investments available for sale. These increases were partially offset by decreases due to shares repurchased of $26.6 million and dividends of $18.0 million. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below. Book value per share amounted to $12.36 and $12.05 at September 30, 2006 and December 31, 2005, respectively.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 2006, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was negative $290.1 million, or negative 4.03% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the forward yield curve as of September 30, 2006 was utilized. This resulted in a yield curve that decreased approximately 50 basis points at the front end of the yield curve and remained flat at the long end of the yield curve. The overnight rate was modeled to decrease 50 basis points as compared to the September 30, 2006 level. This interest rate scenario most closely approximates management’s expectations for interest rate movements over the next twelve months.

As of September 30, 2006, the Company’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage change in
estimated net interest margin
over twelve months

100 basis point instantaneous and sustained increase in rates	0.90%
100 basis point instantaneous and sustained decrease in rates	0.05%

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

Based on the scenarios above, net interest income would be essentially unchanged in the 12-month period after an immediate decrease in rates, and would increase slightly after an immediate increase in rates. Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on time deposits and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund purchases of investments and residential mortgage loans while managing interest rate risk and liquidity. At September 30, 2006, total borrowings from the Federal Home Loan Bank amounted to $1.74 billion, exclusive of $14.5 million in purchase accounting adjustments, and the Company had the capacity to increase that total to $1.88 billion. Additional borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At September 30, 2006 the Company’s repurchase agreement lines of credit totaled $125.0 million, all of which was available on that date.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At September 30, 2006, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $435.1 million, or 6.0% of total assets.

The Company believes that the cash and due from banks, short-term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At September 30, 2006, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $789.5 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from September 30, 2006 are $1.48 billion.

At September 30, 2006, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $879.6 million, or 13.3%, which is above the threshold level of $330.1 million, or 5% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 22.8% and the Total risk-based capital ratio stood at 23.8%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $666.0 million, or 10.1% of average assets, which is above the required level of $263.2 million or 4%, the Tier 1 risk-based capital ratio was 17.3% and the Total risk-based capital ratio was 18.3%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 23 through 39 under the caption “Asset and Liability Management and Management of Market and Interest Rate Risk”.

Item 4. Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the third quarter 2006.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

(b) Not applicable.

(c) The following table sets forth information about the Company’s stock repurchases for the three months ended September 30, 2006.

Issuer Purchases of Equity Securities
	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
Period
07/01/06 - 07/31/06	0	$ -	0	9,687,100 shares
08/01/06 - 08/31/06	227,400	$13.9600	227,400	9,459,700 shares
09/01/06 - 09/30/06	0	$ -	0	9,459,700 shares
Total	227,400	$13.9600	227,400

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

10.7.4	Intentionally omitted.
10.7.5	Amended and Restated Employment Agreement between NewAlliance Bank and Diane L. Wishnafski, effective September 18, 2006 (filed herewith).
10.7.6

Amended and Restated Employment Agreement between NewAlliance Bank and Brian S. Arsenault, effective June 27, 2006. Incorporated herein by reference is Exhibit 10.7.6 filed with the Company’s Quarterly Report on Form 10-Q, filed July 8, 2006.

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

10.7.10

Employment Agreement between NewAlliance Bank and Koon-Ping Chan, effective June 27, 2006. Incorporated herein by reference is Exhibit 10.7.10 filed with the Company’s Quarterly Report on Form 10-Q, filed July 8, 2006.

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

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen

Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	November 6, 2006