Form 10-K
period 2006-12-31
NEWALLIANCE BANCSHARES INC
filed 2007-03-01
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Yes   X   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large accelerated filer X	Accelerated filer ___	Non-accelerated filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes __	No X

     The market value of the common equity held by non-affiliates was $1.50 billion based upon the closing price of $14.31 as of June 30, 2006 as reported in The Wall Street Journal on July 1, 2006. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates. As of February 27, 2007 there were 113,451,940 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2007 are incorporated by reference into Part III, Items 10 - 14 of this 10-K.

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

The Company has focused on growth through acquisitions and since April 1, 2004, three additional acquisitions have been completed.
•
On July 1, 2005, the Company completed the acquisition of Trust Company of Connecticut (“Trust Company”), a non-depository trust company. Trust Company had assets of approximately $5.6 million, stockholders’ equity of approximately $4.9 million and client assets under management of approximately $700 million;

•
On January 2, 2006 the Company completed its acquisition of Cornerstone Bancorp, Inc. (“Cornerstone”), the holding company for Cornerstone Bank. Cornerstone had assets and stockholders’ equity of approximately $211.4 and $18.3 million, respectively at December 31, 2005, with six full service offices serving the attractive Fairfield County market in Southern Connecticut; and

•
On January 2, 2007 the Company completed its acquisition of Westbank Corporation (“Westbank”), the holding company for Westbank, a commercial bank and trust company. Westbank had assets and stockholders’ equity of approximately $721.0 and $43.0 million, respectively at December 31, 2006. This acquisition has taken the Company into Central and Western Massachusetts primarily along the I-91 corridor, as well as in towns contiguous to NewAlliance branches in northeastern Connecticut.

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

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, performance of acquisitions and integration activities, return on equity and assets, net interest margin, non-interest income, operating expenses and efficiency ratio, asset quality, loan and deposit growth, capital management, liquidity and interest rate sensitivity levels, customer service standards, market share and peer comparisons.

The Bank was founded in 1838 as a Connecticut-chartered mutual savings bank and is regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation. The Company’s deposits are insured to the maximum allowable amount by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Bank has been a member of the Federal Home Loan Bank System since 1974.

At December 31, 2006, the Company operated 72 banking offices in New Haven, Middlesex, Hartford, Tolland, Windham and Fairfield counties effectively providing a full range of banking services to individuals and corporate customers located in Southwestern, Central, South Central and Southeastern Connecticut. Effective with the acquisition of Westbank, the Company broadened its branch network reaching further north into Central and Western Massachusetts, increased the number of communities served and added 16 banking offices to bring the total number of banking offices to 88. The Company focuses on the acquisition of deposits, from both the general public and businesses, in the communities and surrounding towns served by its branch network. These deposits, together with funds generated from operations and borrowings, are in turn used to originate and purchase residential real estate loans, consumer loans (primarily home equity loans and lines of credit), commercial loans and commercial real estate loans.

The Company retains in its portfolio loans that it originates and purchases except for fixed rate residential loans which are scheduled to amortize over more than 15 years, which are generally sold in the secondary market with servicing rights retained. The Company also invests in mortgage-backed and debt securities and other permissible investments. Revenues are derived principally from the generation of interest and fees on loans and, to a lesser extent, interest and dividends on securities. The Company’s primary sources of funds are deposits, repurchase agreements, principal and interest payments on loans, investment securities and advances from the Federal Home Loan Bank (“FHLB”). The Company’s results of operations depend to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense for deposits and borrowings.

Lending Activities

General
The Company originates residential real estate loans collateralized by one- to four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, home equity lines of credit and fixed rate loans and other consumer loans predominately in the States of Connecticut and Massachusetts. In 2005, the Company began a strategy of purchasing adjustable rate and 10 and 15 year fixed rate residential mortgages. By the end of 2006, the Company had expanded the program and is now purchasing loans from across the United States with property locations predominantly in the Northeast. The Company anticipates that loan purchases will continue in 2007. Real estate secured the majority of the Company’s loans as of December 31, 2006, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.

Residential Real Estate Loans
A principal lending activity of the Company is to originate loans secured by first mortgages on one- to four-family residences in the States of Connecticut and Massachusetts. The Company originates residential real estate loans primarily through commissioned mortgage representatives across our branch footprint. The Company originates both fixed rate and adjustable rate mortgages and purchases both adjustable rate and 10 and 15 year fixed rate mortgages. Residential lending represents the largest single component of our total portfolio.

The Company currently sells all of the fixed rate residential real estate loans it originates with terms of over 15 years except for certain long term fixed rate loans to borrowers in low to moderate income areas. Loans are originated for sale under forward rate commitments. The percentage of loans the Company sells will vary depending upon interest rates and our strategy for the management of interest rate risk. The Company continues to service loans that it sells to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association and others, and receives a fee for servicing such loans.

The retention of adjustable rate and shorter term fixed rate, as opposed to longer term, fixed rate residential mortgage loans in the portfolio helps reduce the Company’s exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. Management believes that these risks, which have not had a material adverse effect on the Company to date, generally are less onerous than the interest rate risks associated with holding long-term fixed rate loans in the loan portfolio. The Company began a residential real estate loan purchase program at the beginning of the year 2005. The program began with purchasing adjustable rate mortgages and fixed rate mortgages with terms of maturity of less than 15 years. The servicing for these loans is retained by the seller. These purchases were originally concentrated in the Northeast following underwriting standards no less stringent than that used for the organic residential loan portfolio, but has since expanded to locations across the United States based on analysis of relevant state economic data and other considerations. The Company also purchases fixed rate mortgages with terms greater than 15 years in low or moderate income areas within its Community Reinvestment Act assessment area.

Commercial Real Estate Loans
 The Company makes commercial real estate loans throughout its market area. Properties, such as office buildings, light industrial, retail facilities or multi-family income properties, normally collateralize commercial real estate loans. These properties are located primarily in Connecticut and Massachusetts. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one- to four-family residential mortgage loans, and are more sensitive to changes in market interest rates. These loans typically have terms of up to 25 years and interest rates which adjust over periods of 3 to 10 years based on one of various rate indices.

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

At December 31, 2006, the Company’s outstanding commercial loan portfolio included the following business sectors: contractors, real estate rental and leasing, manufacturing, professional services, wholesale trade, retail trade, transportation, educational and health services. Industry concentrations are reported quarterly to the Loan Committee of the Board of Directors.

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

The Company manages and controls risk in the loan portfolio through adherence to consistent standards. A credit policy establishes underwriting standards, places limits on exposure and sets other limits or standards as deemed necessary and prudent. Exceptions to the credit policy must be approved by the First Vice President of Loan Administration or the Senior Loan Committee, and are reported quarterly to senior management and the Loan Committee of the Board of Directors. Individual loan officers may originate loans within certain approved lending limits and all loans require two signatures. The Senior Loan Committee approves all loans within an aggregate relationship between $1.0 million and $5.0 million, with the Loan Committee of the Board of Directors approving all loan relationships above $5.0 million.

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

Trust Services

The Company provides a range of fiduciary and trust services and general investment management services to individuals, families and institutions. The Company will continue to emphasize the growth of its trust and investment management services to increase fee-based income. At December 31, 2006, Trust Services managed approximately 704 account relationships and had assets under management of $1.06 billion. For the years ended December 31, 2006, 2005 and 2004, revenues for this area were $6.4 million, $4.8 million and $2.4 million, respectively.

Brokerage, Investment Advisory and Insurance Services

The Company offers investment and advisory services through its wholly owned subsidiary NewAlliance Investments, Inc., member NASD/SIPC. Both retail and commercial customers of the Company are offered investment and insurance products, including corporate retirement plans, such as employee profit sharing and 401(k) plans, as well as personal investment accounts. Products and services include: stocks, bonds, mutual funds, annuities and 529 plans for college funding, as well as estate and retirement planning, life insurance, fixed annuities, disability income and Medicare supplemental policies. The Company has an agreement to acquire Connecticut Investment Management Inc., a small investment advisory firm that will be merged into NewAlliance Investments, Inc.

Investment Activities

The primary objective of the investment portfolio is to achieve a competitive rate of return on the investments over a reasonable period of time based on prudent management practices and sensible risk taking. The portfolio is also used to help manage the net interest rate risk position of the Company. As a tool to manage interest rate risk, the flexibility to utilize long term fixed rate investments is quite limited. In view of the Company’s lending capacity and generally higher rates of return on loans, management prefers lending activities as its primary source of revenue with the securities portfolio serving a secondary role. The investment portfolio, however, is expected to continue to represent a significant portion of the Company’s assets, and includes U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations, asset backed securities, high quality corporate debt obligations, municipal bonds and corporate equities. The portfolio will continue to serve the Company’s liquidity needs as projected by management and as required by regulatory authorities.

Over the past year, the Company has emphasized the purchase of 3/1, 5/1 and 7/1 hybrid adjustable rate mortgage securities, ten-year mortgage backed securities and agency collateralized mortgage obligations with underlying collateral consisting of fifteen-year mortgage loans. In addition, the Company has targeted collateralized mortgage obligation purchases in the two- to three-year weighted average life tranches with expected extensions up to a maximum of five and one half years in a rising rate environment. The objective of this decision has been to limit the potential interest rate risk due to the extension of this portfolio in a rising rate environment. The structures of the collateralized mortgage obligations have been in a planned amortization class, mandatory redemption or tightly structured sequential pay format.

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

Deposits
The Company offers a variety of deposit accounts with a range of interest rates and other terms, which are designed to meet customer financial needs. The Federal Deposit Insurance Corporation (“FDIC”) insures deposits up to certain limits (generally, $100,000 per depositor and $250,000 for certain retirement plan accounts). Retail and commercial deposits are received through the Company’s banking offices. Additional deposit services provided to customers are ATM, telephone, Internet Banking and Internet Bill Pay.

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

Alliance Capital Trust I and Alliance Capital Trust II were organized by Alliance to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance. The Company’s debt to Alliance Capital Trust I and II is recorded as “Junior Subordinated Debentures issued to affiliated trusts” in Note 11 of the Notes to Consolidated Financial Statements contained elsewhere in this report, and amounted to a total of $7.6 million at December 31, 2006.

Westbank Capital Trust II and Westbank Capital Trust III were organized by Westbank solely for the purpose of trust preferred financing. The Company acquired these subsidiaries when it acquired Westbank on January 2, 2007. The Company’s debt to Westbank Capital Trust II and III will be recorded as “Junior Subordinated Debentures issued to affiliated trusts” effective January 2, 2007.

NewAlliance Bank is a Connecticut chartered capital stock savings bank and also has the following wholly-owned subsidiaries all of which are incorporated in Connecticut.

NewAlliance Bank Community Development Corporation (“CDC”) was organized in 1999 pursuant to a federal law which encourages the creation of such bank subsidiaries to further community development programs. The CDC has been funded with $7.5 million in cash to provide flexible capital for community development and neighborhood revitalization. The Bank intends to provide additional funding to the CDC, up to $10.0 million in total, as the funds can be utilized. The CDC investments can be in the form of equity, debt or mezzanine financing. Current investments include artist housing, affordable housing loan pools, equity investments in downtown real estate development and small business development funds. Fairbank Corporation is a wholly-owned subsidiary of the CDC. Fairbank Corporation owns a 121 unit apartment building in New Haven, Connecticut. The building includes tenants eligible for federal “Section 8” housing cost assistance and a branch of the Bank. Fairbank Corporation was formed and the investment made in 1971 to further the Bank’s commitment to the New Haven community.

The Loan Source, Inc. is used to hold certain real estate that we may acquire through acquisitions or foreclosure and other collection actions and investments in certain limited partnerships. The Loan Source, Inc. currently has no such foreclosure property under ownership. The subsidiary does have an investment in a limited partnership and ownership of several properties previously owned by a subsidiary of Westbank.

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

NewAlliance Investments, Inc. offers brokerage and investment advisory services and fixed annuities and other insurance products to its customers. NewAlliance Investments, Inc. is a registered broker-dealer and is a member of NASD/SIPC.

Employees

At December 31, 2006, The Company had 1,107 employees consisting of 904 full-time and 203 part-time employees. The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan and an employee stock ownership plan. See Notes 12 and 13 of the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit and stock programs.

The Foundation

The Bank established the NewAlliance Foundation (the “Foundation”) in connection with its conversion from a mutual to stock bank. The Foundation is not a subsidiary of the Company or the Bank. The Foundation was funded with a contribution of 4,000,000 shares of the Company’s common stock and $40,000 of cash. The Foundation is dedicated to charitable purposes, including community development activities with the Company’s local communities. The New Haven Savings Bank Foundation, formed in 1998, was merged into the Foundation in the second quarter of 2004.

Other than the contributions to establish the Foundation described above, the Company does not expect to make further contributions to the Foundation. At December 31, 2006, the Foundation had assets of approximately $51.0 million. Since 1998, the New Haven Savings Bank Foundation and the Foundation have made contributions of approximately $25.6 million to local non-profit organizations.

Market Area

The Company is headquartered in New Haven, Connecticut in New Haven County. With the acquisition of Westbank on January 2, 2007, the Company has 88 banking offices located throughout New Haven, Middlesex, Hartford, Tolland, Windham and Fairfield Counties in Connecticut and Hampden and Worcester Counties in Massachusetts. The Company’s primary deposit gathering area consists of the communities and surrounding towns that are served by its branch network. The Company’s primary lending area is much broader than its deposit gathering area and includes the entire State of Connecticut and Central and Western Massachusetts, although most of the Company’s loans are made to borrowers in its primary deposit marketing area.

Competition

The Company is subject to strong competition from banks and other financial institutions, including savings and loan associations, commercial banks, finance companies, credit unions, consumer finance companies, brokerage firms and insurance companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services than NewAlliance. Competition from both bank and non-bank organizations is expected to continue.

The banking industry is also experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Technological advances are likely to increase competition by enabling more companies to provide cost effective products and services.

The Company faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services and office hours. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, mutual funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, mortgage brokers, commercial banks and insurance companies. Competition is likely to further increase due to the entrance of non-traditional lending financial service providers such as internet based lenders and insurance and securities companies. Competition for deposits, for the origination of loans and for the provision of other financial services may limit the Company’s future growth.

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

Liquidation Account
As part of the conversion to a stock bank on April 1, 2004, the Bank established a liquidation account for the benefit of account holders in an amount equal to the Bank’s capital of $403.8 million as of September 30, 2003. The liquidation account will be maintained for a period of ten years after the conversion for the benefit of those deposit account holders who qualified as eligible account holders at the conversion and who have continued to maintain their eligible deposit balances with the Bank following the conversion. The liquidation account, which totaled $160.2 million at December 31, 2006, is reduced annually by an amount equal to the decrease in eligible deposit balances, notwithstanding any subsequent increases in the account. Therefore, the decrease in the liquidation account does not imply a proportionate decline in the aggregate balances of pre-conversion account relationships. In the event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive his/her proportionate interest in the liquidation account, after the payment of all creditors’ claims, but before distributions to the Company as the sole stockholder of the Bank.

Branching Activities
Any Connecticut-chartered bank meeting certain statutory requirements may, with the Commissioner’s approval, establish and operate branches in any town or towns within the state and establish mobile branches. Similar rules apply in Massachusetts.

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

As a bank holding company, the Company is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. The Company’s equity exceeded these requirements at December 31, 2006.

Standards for Safety and Soundness
As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies also have established standards for safe guarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

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

The FDIC is also authorized to permit institutions like the Bank to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund (“DIF”). The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) specifies that a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Branching
Beginning June 1, 1997, the Interstate Banking Act (the “IBA”) permitted the responsible federal banking agencies to, under certain circumstances, approve acquisition transactions between banks located in different states, regardless of whether the acquisition would be prohibited under the law of the two states. The IBA also permitted a state to “opt in” to the provisions of the IBA before June 1, 1997, and permitted a state to “opt out” of the provisions of the IBA by adopting appropriate legislation before that date. Connecticut and Massachusetts affirmatively “opted-in” to the provisions of the IBA. Accordingly, beginning June 1, 1997, the IBA permitted a Connecticut-chartered bank to acquire institutions in a state other than Connecticut unless the other state had opted out of the IBA. The IBA also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-

based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2006, NewAlliance Bank was “well capitalized”.

Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

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

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from zero basis points for the strongest institution to 27 basis points for the weakest. DIF members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

In November 2006, the FDIC Board of Directors approved a final rule to implement a One-Time Assessment Credit, as required by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). The FDIC will apply an eligible institution’s One-Time Assessment Credit against the institution’s future assessments to the maximum extent allowed by the statute. For 2007 assessment periods, all credits available to an institution may be used to offset the institution’s insurance assessment, effective with the June 2007 invoice. For assessments that become due for periods beginning in the fiscal years 2008, 2009 and 2010, the Federal Deposit Insurance Act provides that credits may not be applied to more than 90 percent of an institution’s assessment. Also as a result of the Reform Act, the FDIC is in the process of revising its risk based assessment system.

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

Federal Reserve System

The FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $45.8 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for amounts greater than $45.8 million, 10% (which may be adjusted by the FRB between 8% and 14%), against that portion of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2006 of $93.3 million. At December 31, 2006, the Bank had approximately $1.71 billion in Federal Home Loan Bank advances.

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

Holding Company Regulation

As a bank holding company, NewAlliance Bancshares, Inc. is subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner. The Connecticut Banking Commissioner will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the Connecticut Banking Commissioner waives this five-year restriction, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

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

Miscellaneous Regulation

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. A new accounting oversight board was established to enforce auditing, quality control and independence standards and is funded by fees from all publicly traded companies. The Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company’s audit committee members. In addition, the audit partners must be rotated every five years. Chief executive officers and chief financial officers, or their equivalent, must certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. Counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee or the board of directors or the board itself.

The Sarbanes-Oxley Act also increased the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm (“RPAF”). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Under the Sarbanes-Oxley Act the SEC prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

New York Stock Exchange Disclosure
The Company’s common stock was listed on the New York Stock Exchange (“NYSE”) effective December 14, 2004. The Company’s Chief Executive Officer provided the NYSE with the annual certification regarding the NYSE’s corporate governance standards required by the NYSE under Rule 303A.12(a) in 2006.

Federal Income Taxation

NewAlliance reports income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to NewAlliance in the same manner as to other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2002.

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

Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $49.8 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless certain events were to occur, such as a “non-dividend distribution” by the Bank to the Parent Company.

Connecticut Taxation

The Company is subject to the Connecticut Corporate Business tax and files a combined Connecticut income tax return. Connecticut income tax is based on the federal taxable income before net operating loss and special deductions with certain modifications made to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (9.0% for 2006, 7.5% for 2005 and 9.4% for 2004 (including the surcharge on tax) to arrive at Connecticut income tax. The Company is also subject to Massachusetts corporate income tax.

In May 1998 the State of Connecticut enacted legislation permitting the formation of a PIC as a subsidiary of a financial institution. This legislation exempts qualifying PICs from state income taxation in Connecticut and excludes dividends paid from a PIC to a related financial institution. The Bank qualifies as a financial institution under the statute and has established a PIC that began operations in the first quarter of 1999, which has substantially eliminated state income taxes since that time, and management expects this to continue going forward.

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

Statistical Disclosure by Bank Holding Companies
The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differential	29-31
II.	Investment Portfolio	40,41
III.	Loan Portfolio	35-38
IV.	Summary of Loan Loss Experience	39,40
V.	Deposits	42

VI.	Return on Equity and Assets	25
VII.	Short-Term Borrowings	n/a

Availability of Information
NewAlliance makes available free of charge on our website (http://www.newalliancebank.com), our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such reports with or furnish it to the Securities and Exchange Commission (“SEC”). NewAlliance is an electronic filer and as such reports filed with the SEC are also available on their website (http://www.sec.gov). The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information about the Public Reference Room can be obtained by calling 1-800-SEC-0330. Information on our website is not incorporated by reference into this report. Investors are encouraged to access these reports and the other information about our business and operations on our website.

Item 1A.   Risk Factors

An investment in our common stock involves certain risks inherent to our business. The material risks and uncertainties that management believes affect the Company are described below. To understand these risks and to evaluate an investment in our common stock, you should read this entire prospectus, including the following risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly.

NewAlliance’s Business Strategy of Growth Through Acquisitions Could Have an Impact on Earnings and Results of Operations That May Negatively Impact the Value of NewAlliance Stock.
In recent years, NewAlliance has focused, in part, on acquisitions. In 2004, Connecticut Bancshares and Alliance Bancorp were acquired. In 2005, Trust Company was acquired and in 2006, Cornerstone was acquired. The Company also completed its acquisition of Westbank in January 2007. From time to time in the ordinary course of business, the Company engages in preliminary discussions with potential acquisition targets. As of the date of this filing, there are no binding or definitive agreements, plans, arrangements, or understandings for such acquisitions by the Company except for an agreement to acquire Connecticut Investment Management, Inc., a small investment advisory firm that will be merged into NewAlliance Investments, Inc. Although, our business strategy includes both internal expansion and acquisitions, there can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions successfully, integrate acquired operations into our existing operations or expand into new markets. Further, there can be no assurance that acquisitions will not have an adverse effect upon our operating results while the operations of the acquired businesses are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our stock.

Changes in Interest Rates and Spreads Could Have an Impact on Earnings and Results of Operations, Which Could Have a Negative Impact on The Value of NewAlliance Stock.
NewAlliance’s consolidated results of operations depend to a large extent on the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. If interest-rate fluctuations or changes in spreads cause the cost of interest-bearing liabilities to increase faster than the yield on interest-earning assets, our net interest income will decrease. If the cost of interest-bearing liabilities declines faster than the yield on interest-earning assets, our net interest income will increase.

The Company measures our interest-rate risk using simulation analyses with particular emphasis on measuring changes in net interest income in different interest-rate environments. The simulation analyses incorporate assumptions about balance sheet changes, such as asset and liability growth, loan and deposit pricing and changes due to the mix and maturity of such assets and liabilities. Other key assumptions relate to the behavior of interest rates and spreads, prepayments of loans and the run-off of deposits. These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, changes in customer behavior, as well as changes in management’s strategies.

While various monitors of interest-rate risk are used, the Company is unable to predict future fluctuations in interest rates or the specific impact of these fluctuations. The market values of most of our financial assets are sensitive to fluctuations in market interest rates. Fixed rate investments, mortgage-backed securities and mortgage loans typically decline in value as interest rates rise.

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

NewAlliance May Experience Higher Levels of Loan Loss Due to Recent Growth.
NewAlliance’s growth strategy depends on generating an increasing level of loans to produce an acceptable return to our shareholders. We will also need to accomplish this loan growth while maintaining low loan losses in our portfolio. A significant portion of our growth is expected to occur in markets that are relatively new to us, including those areas served by the banks we acquired in 2004, Savings Bank of Manchester and Tolland Bank, and areas of future expansion, including Fairfield County, Connecticut, through our acquisition of Cornerstone Bank and central and western Massachusetts through the acquisition of Westbank.

NewAlliance May Experience Higher Levels of Loan Loss Due to Economic Conditions.
Recent declines in housing activity including declines in building permits, housing starts and home prices may make it more difficult for our borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. The Bank may suffer higher loan losses as a result of these factors and the resulting impact on our borrowers.

Strong Competition Within NewAlliance’s Market Areas May Limit Growth and Profitability.
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

NewAlliance May Not Pay You Dividends if NewAlliance is Not Able to Receive Dividends From Its Subsidiary, NewAlliance Bank.
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

NewAlliance is Subject To Extensive Government Regulation and Supervision
NewAlliance, primarily through NewAlliance Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While NewAlliance has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. of this report for further information.

NewAlliance May Not Be Able To Attract and Retain Skilled People
NewAlliance’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the business because of their skills, knowledge of the market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

NewAlliance Continually Encounters Technological Change
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, its financial condition and results of operations.

NewAlliance’s Controls and Procedures May Fail or Be Circumvented
Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

Customer Information May be Obtained and Used Fraudulently
Risk of theft of customer information resulting from security breaches by third parties exposes the Company to reputation risk and potential monetary loss. The Company has exposure to fraudulent use of our customer’s personal information resulting from its general business operations and through customer use of financial instruments, such as debit cards. If a breach in security does occur in the marketplace and the financial data of our customers is compromised, the Company will react as quickly as possible to protect customer accounts and limit potential losses to the Company.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company conducts business from its executive offices at 195 Church Street, New Haven, Connecticut and its 76 banking offices located in Connecticut and 12 banking offices located in Massachusetts. Of the 88 banking offices, 30 are owned and 58 are leased. Lease expiration dates range from 5 months to 15 years with renewal options of 5 to 60 years.

The following table sets forth certain information with respect to our offices:

Number of
County	Banking Offices

Connecticut:

New Haven	28

Middlesex	7

Hartford	16

Tolland	12

Windham	6

Fairfield	7

Massachusetts:

Worcester	1

Hampden	11

Total	88

The total net book value of properties and equipment at December 31, 2006 was $52.5 million. For additional information regarding our premises and equipment and lease obligations, see Notes 7 and 15 to the Consolidated Financial Statements.

Item 3.   Legal Proceedings

A conversion-related civil action was brought against the Company in June, 2004. This action was brought in U.S. District Court, New Haven, Connecticut. The plaintiffs claimed that their right to purchase stock in the Company’s conversion offering was improperly limited by the Company because of its allegedly wrongful determination that those entities were acting in concert with other entities whose subscription rights were also restricted, and because the Company improperly communicated that determination to the plaintiffs. The Company disputed the plaintiffs’ allegations and defended the case vigorously. On November 3, 2005, the Court granted Summary Judgment in favor of the Company and denied the Summary Judgment motion of the plaintiffs. The plaintiffs appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit, which upheld the Summary Judgment in favor of the Company during the fourth quarter of 2006.

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
The Company’s common stock is traded on the New York Stock Exchange under the symbol “NAL”. The following table sets forth the high and low prices of our common stock and the dividends declared per share of common stock for the periods indicated.

	Market Price
			Dividends Declared
2006	High	Low	Per Share

First Quarter	$14.77	$14.00	$0.055
Second Quarter	14.59	13.68	0.060
Third Quarter	14.82	13.84	0.060
Fourth Quarter	16.86	14.71	0.060

	Market Price
			Dividends Declared
2005	High	Low	Per Share

First Quarter	$15.05	$14.00	$0.050
Second Quarter	14.39	13.07	0.050
Third Quarter	14.88	13.95	0.055
Fourth Quarter	15.06	14.02	0.055

Holders
As of December 31, 2006, there were 109,554,326 shares of common stock outstanding, which were held by approximately 12,000 holders of record. The number of shareholders of record was determined by American Stock Transfer and Trust Company. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees.

Dividends
The Company began paying quarterly dividends in 2004 on its common stock and currently intends to continue to do so in the foreseeable future. The Company’s ability to pay dividends depends on a number of factors, however, including the ability of the Bank to pay dividends to the Company under federal laws and regulations, and as a result there can be no assurance that dividends will continue to be paid in the future. See the section captioned “Supervision and Regulation” in Item 1. of this report for further information.

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2006)

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon	exercise price of	equity compensation
	exercises of outstanding	outstanding	plans (excluding
	options, warants and	options, warrants	securities reflected in
	rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security shareholders	8,427,496	$14.40	4,267,586	(1)

Equity compensation plans not approved by security shareholders	-		-

Total	8,427,496	$14.40	4,267,586

(1) This figure includes 2,984,578 shares that may be issued pursuant to options presently authorized but unissued, and 1,283,008 shares that may be issued as restricted stock, all in accordance with the 2005 Long-Term Compensation Plan approved by the Company’s shareholders in April 2005.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table sets forth information about the Company’s stock repurchases for the three months ended December 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

		(b) Average	(c) Total Number of Shares	(d) Maximum Number of
		Price Paid per	Purchased as Part of	Shares That May Yet Be
	(a) Total Number of	Share (includes	Publicly Announced Plans	Purchased Under the Plans
	Shares purchased	commission)	or Programs	or Programs

Period

October 1 - 31, 2006	-	$-	-	9,459,700

November 1 - 30, 2006	-	-	-	9,459,700

December 1 - 31, 2006	-	-	-	9,459,700

Total	-	$-	-	9,459,700

On January 31, 2006, a second stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan.

During the quarter ended March 31, 2006, the Company completed its repurchase of approximately $10.7 million shares of common stock at a weighted average price of $14.55 per share under its first repurchase plan authorized by the Company’s Board of Directors on May 9, 2005.

Stock Performance Graph

The following graph compares the cumulative total return on the common stock for the period beginning April 1, 2004, the date on which NewAlliance common stock commenced trading, as reported by NASDAQ or NYSE through December 31, 2006, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the Keefe, Bruyette & Woods, Inc. 50 Index for the period.

This graph assumes the investment of $100 on April 1, 2004 in our common stock (at the initial public offering price of $10.00 per share), the S&P 500 Index and the Keefe, Bruyette & Woods, Inc 50 Index and assumes that dividends are reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG NEWALLIANCE BANCSHARES,
S&P 500 INDEX AND KBW 50 INDEX

Item 6.   Selected Financial Data

The following tables contain certain information concerning the financial position and results of operations of the Company at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes. Effective December 31, 2003, the Company changed its fiscal year end from March 31 to December 31. Data for the twelve months ended December 31, 2003 and the nine months ended December 31, 2002 are being shown for comparability purposes.

On April 1, 2004, the Bank completed its conversion from a state-chartered mutual bank to a state-chartered stock bank. Concurrent with the conversion, the Company completed its acquisitions of Connecticut Bancshares and Alliance. Accordingly, 2004 Selected Financial Data includes the effect of those transactions. Subsequent acquisitions were also completed in 2005 and 2006. See Notes 3 and 4 of the Notes to Consolidated Financial Statements for additional information related to these transactions.

				For the Twelve			For the Year
				Months Ended	For the Nine Months		Ended
	For the Year Ended December 31,			December 31,	Ended December 31,		March 31,

(In thousands, except per share data)	2006	2005	2004	2003	2003	2002	2003

Selected Operating Data
Interest and dividend income	$331,032	$276,570	$208,032	$104,570	$77,867	$90,111	$116,812
Interest expense	161,451	100,461	61,812	30,396	22,259	31,479	39,617

Net interest income before
provision for loan losses	169,581	176,109	146,220	74,174	55,608	58,632	77,195
Provision for loan losses	500	400	600	-	-	-	-

Net interest income after
provision for loan losses	169,081	175,709	145,620	74,174	55,608	58,632	77,195
Non-interest income	51,631	45,524	35,746	17,774	12,242	13,075	18,607
Contribution to the Foundation	-	-	40,040	-	-	-	-
Conversion and merger related charges	3,389	2,156	17,591	4,032	4,022	-	-
Other non-interest expense	144,717	139,084	119,142	60,908	45,763	44,410	59,564

Income before provision for
income taxes	72,606	79,993	4,593	27,008	18,065	27,297	36,238
Income tax provision	23,769	27,394	524	9,091	5,989	9,260	12,361

Net income	$48,837	$52,599	$4,069	$17,917	$12,076	$18,037	$23,877

			For the period
			April 1 through
			December 31, 2004 (1)

Basic and diluted earnings per share	$0.49	$0.50	$0.02
Weighted-average shares outstanding
Basic	99,981	105,110	106,520
Diluted	100,484	105,517	106,520
Dividends per share	$0.235	$0.21	$0.08

	At December 31,				At March 31,

(In thousands)	2006	2005	2004	2003	2003

Selected Financial Data
Total assets	$7,247,696	$6,561,402	$6,264,138	$2,536,797	$2,392,733
Loans (2)	3,822,876	3,276,706	3,144,657	1,307,525	1,178,371
Allowance for loan losses	37,408	35,552	36,163	17,669	18,932
Short-term investments	28,077	46,497	100,000	13,000	30,000
Investment securities	2,480,311	2,455,205	2,283,701	1,120,046	1,087,725
Goodwill	454,258	425,001	417,872	564	564
Identifiable intangible assets	49,403	52,016	55,438	146	166
Deposits	3,900,667	3,798,112	3,702,012	1,814,684	1,816,234
Borrowings	1,903,864	1,380,755	1,064,816	277,681	141,501
Stockholders’ equity	1,362,305	1,310,868	1,416,372	406,001	396,150
Nonperforming loans (3)	12,468	7,391	10,233	5,489	3,922
Nonperforming assets (4)	12,468	7,391	10,233	5,512	3,988

				At or For
				the Twelve			At or For
				Months Ended	At or For the Nine Months		the Year Ended
	For the Year Ended December 31,			December 31,	Ended December 31,		March 31,

	2006	2005	2004	2003	2003	2002	2003

Selected Operating Ratios and Other Data
Performance Ratios (5)
Average yield on interest-earning assets	5.31%	4.79%	4.24%	4.47%	4.40%	5.33%	5.22%
Average rate paid on interest-bearing liabilities	3.16	2.20	1.59	1.66	1.61	2.36	2.23
Interest rate spread (6) (8)	2.15	2.59	2.65	2.81	2.79	2.97	2.99
Net interest margin (7) (8)	2.72	3.05	2.98	3.17	3.14	3.47	3.45
Ratio of interest-bearing assets to interest-bearing liabilities	121.99	126.65	125.82	127.92	128.06	126.77	125.79
Ratio of net interest income after provision
for loan losses to non-interest expense	114.16	124.40	82.39	114.22	111.70	132.02	129.60
Non-interest expense as a percent of average assets	2.12	2.18	3.24	2.67	2.71	2.53	2.54
Return on average assets	0.70	0.81	0.07	0.74	0.66	1.03	1.02
Return on average equity	3.65	3.76	0.36	4.48	4.01	6.50	6.35
Ratio of average equity to average assets	19.13	21.57	20.87	16.46	16.40	15.84	16.04
Non-GAAP Ratios
Efficiency ratio (9)	67.39	63.56	97.32	69.46	71.41	60.76	61.49

Regulatory Capital Ratios
Leverage capital ratio	13.20	14.31	16.32	16.10	16.10	16.05	16.45
Tier 1 capital to risk-weighted assets	22.71	24.99	26.98	26.95	26.95	26.64	27.19
Total risk-based capital ratio	23.67	26.02	28.22	28.15	28.15	27.89	28.44

Asset Quality Ratios
Nonperforming loans as a percent of total loans (2) (3)	0.33	0.23	0.33	0.42	0.42	0.39	0.33
Nonperforming assets as a percent of total assets (4)	0.17	0.11	0.16	0.22	0.22	0.19	0.17
Allowance for loan losses as a percent of total loans	0.98	1.08	1.15	1.35	1.35	1.64	1.61
Allowance for loan losses as a percent of non-performing loans	300.03	481.02	353.40	321.90	321.90	416.94	482.71
Net loan charge-offs as a percent of average interest-earning assets	0.01	0.02	0.07	0.07	0.05	0.07	0.08

(1)	Earnings per share for 2004 was calculated using net income and weighted-average shares outstanding from the date of conversion, April 1, 2004, through December 31, 2004. Net income for this nine-month period was $2.1 million. Earnings per share for all other periods are not presented as the Company had no shares outstanding until the second quarter of 2004.
(2)	Loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and net unamortized premium on acquired loans.
(3)	Nonperforming loans include loans for which the Company does not accrue interest (non accrual loans), loans 90 days past due and still accruing interest and renegotiated loans due to a weakening in the financial condition of the borrower.
(4)	Nonperforming assets consist of nonperforming loans and other real estate owned.
(5)	Performance ratios are based on average daily balances during the periods indicated and are annualized where appropriate. Regulatory Capital Ratios and Asset Quality Ratios are end-of-period ratios.
(6)	Interest rate spread represents the difference between the weighted average yield on average interest-bearing assets and the weighted average cost of average interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(8)	No tax equivalent adjustments were made due to the fact that ratio would not be materially different.
(9)	The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses , to the sum of net interest income and non-interest income, excluding security and limited partnership gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to investors in evaluating company performance.

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

Completed acquisitions as of December 31, 2006 are: 1) Connecticut Bancshares, 2) Alliance, 3) Trust Company and 4) Cornerstone. The acquisitions of Connecticut Bancshares and Alliance were completed in conjunction with the Bank’s conversion from mutual to capital stock form on April 1, 2004. The acquisitions of Trust Company and Cornerstone were completed on July 1, 2005 and January 2, 2006, respectively. Westbank was acquired on January 2, 2007.

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

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carry back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized. Management must assess the realizability of the deferred tax asset, including the carryforward of a portion of the charitable contribution, and to the extent that management believes that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are generally charged or credited, respectively, to income tax expense. However, certain changes could be charged or credited to equity or goodwill.

Deferred tax liabilities represent items that will require a future tax payment. They generally represent tax expense recognized in our financial statements for which payment has been deferred, or a deduction taken on our tax return but not yet recognized as an expense in our financial statements. Deferred tax liabilities are also recognized for certain “non-cash” items such as certain acquired intangible assets subject to amortization which results in a future financial statement expenses that are not deductible for tax purposes.

For more information about income taxes, see Note 14 of Notes to Consolidated Financial Statements included elsewhere within this Report.

Pension and Other Postretirement Benefits
The determination of the Company’s obligation and expense for pension and other postretirement benefits is dependent upon certain assumptions used in calculating such amounts. Key assumptions used in the actuarial valuations include the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. Actual results could differ from the assumptions and market driven rates may fluctuate. Significant differences in actual experience or significant changes in the assumptions may materially affect future pension and other postretirement obligations and expense. See Note 12 of the Notes to Consolidated Financial Statements for further information.

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

Comparison of Operating Results for the Years Ended December 31, 2006, 2005 and 2004

Table 1:   Summary Income Statements

				Change
	Year Ended December 31,
				2006/2005		2005/2004
(Dollars in thousands, except per share data)	2006	2005	2004	Amount	Percent	Amount	Percent

Net interest income	$169,581	$176,109	$146,220	$(6,528)	(4)%	$29,889	20%
Provision for loan losses	500	400	600	100	25	(200)	(33)
Non-interest income	51,631	45,524	35,746	6,107	13	9,778	27
Operating expenses	144,717	139,084	119,142	5,633	4	19,942	17
Contribution to NewAlliance Foundation	-	-	40,040	-	-	(40,040)	(100)
Conversion and merger related charges	3,389	2,156	17,591	1,233	57	(15,435)	(88)
Income before income taxes	72,606	79,993	4,593	(7,387)	(9)	75,400	1,642
Income tax expense	23,769	27,394	524	(3,625)	(13)	26,870	5,128

Net income	$48,837	$52,599	$4,069	$(3,762)	(7)%	$48,530	1,193%

Basic and diluted earnings per share (1)	$0.49	$0.50	$0.02

(1) The Company only had shares outstanding beginning with the second quarter of 2004, therefore, the 2004 earnings per share was calculated using net income and weighted-average shares outstanding for the period April 1 through December 31, 2004. Net income for this time period was $2.1 million. Further information regarding earnings per share can be found in Note 18 of the Notes to Consolidated Financial Statements.

Earnings Summary
As shown in Table 1, for the year ended December 31, 2006, net income was $48.8 million, a decrease of $3.8 million from the comparative period in 2005. This decrease is primarily a result of higher operating expenses and conversion and merger related charges coupled with a decline in net interest income, partially offset by an increase in non-interest income and a decrease in income tax expense. Higher operating expenses are largely due to the acquisitions of Trust Company and Cornerstone in the areas of salaries and employee benefits and occupancy expenses. Additionally, charges in 2006 associated with the implementation of SFAS No. 123R, “Share Based Payment”, for options which were granted under the Company’s 2005 Long-Term Compensation Plan (“LTCP”) and executive severance benefits paid were also significant factors in the increase of salaries and employee benefits. Conversion and merger related charges were primarily due to the Trust Company and Cornerstone acquisitions and the commencement of charges related to the Westbank acquisition that occurred on January 2, 2007. Net interest income declined as the average balance of interest-bearing liabilities outpaced the growth rate in the average balance of interest-earning assets. The average rate paid on all interest-bearing liabilities increased more than the average yield on all interest-earning assets. Combined, these caused a decrease of 44 basis points in the interest rate spread which was primarily driven by the increase in the average rate paid on time deposits of 107 basis points. Non-interest income increased primarily due to depositor service charges, an increase in net gains on limited partnerships as a result of a cumulative adjustment due to a change from the cost to equity method of accounting on investments in four limited partnerships, an increase in trust fees as a result of the Trust Company acquisition, an increase in Bank owned life insurance income and gains recorded on the sale of Small Business Administration (“SBA”) loans.

Net income increased by $48.5 million, to $52.6 million for the year ended December 31, 2005 from $4.1 million for the year ended December 31, 2004. The increase in earnings was primarily a result of higher net interest income and non-interest income, lower conversion and merger charges related to the Connecticut Bancshares and Alliance acquisitions completed on April 1, 2004 and the contribution in 2004 to the Foundation, partially offset by increased operating and income tax expenses. The rise in net interest income was driven primarily by an increase in average net interest-earning assets of $208.3 million resulting from the acquisitions of Connecticut Bancshares and Alliance and growth in the loan and investment securities portfolios subsequent to these acquisitions. Higher non-interest income and non-interest expenses were predominantly due to the acquisitions, costs associated with being a public company and expenses related to the implementation of the LTCP in June of 2005. The contribution of Company stock to the Foundation was a one-time event.

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

Average Balances, Interest and Average Yields/Cost
Table 2 below sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields or rates for the periods indicated. The average yields and costs are derived by dividing income or expenses by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are computed using daily balances. Yields and amounts earned include loan fees and fair value adjustments related to acquired loans. Loans held for sale and nonaccrual loans have been included in interest-earning assets for purposes of these computations.

Table 2:   Average Balance Sheets for the Years Ended December 31, 2006, 2005 and 2004

	Year Ended December 31,

	2006			2005			2004

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$1,836,474	$98,116	5.34%	$1,594,607	$82,667	5.18%	$1,403,023	$71,328	5.08%
Commercial real estate	901,870	58,584	6.50	744,450	45,276	6.08	632,280	37,178	5.88
Commercial business	347,940	24,927	7.16	319,669	20,463	6.40	272,360	14,935	5.48
Consumer	570,738	36,752	6.44	526,059	29,001	5.51	441,312	20,163	4.57

Total Loans	3,657,022	218,379	5.97	3,184,785	177,407	5.57	2,748,975	143,604	5.22
Short-term investments	66,776	3,351	5.02	56,758	1,763	3.11	84,500	1,083	1.28
Investment securities	2,511,935	109,302	4.35	2,533,381	97,400	3.84	2,072,917	63,345	3.06

Total interest-earning assets	6,235,733	$331,032	5.31%	5,774,924	$276,570	4.79%	4,906,392	$208,032	4.24%
Non-interest-earning assets	754,411			702,923			548,241

Total assets	$6,990,144			$6,477,847			$5,454,633

Interest-bearing liabilities
Deposits
Money market	$555,127	$14,737	2.65%	$721,128	$12,984	1.80%	$733,450	$11,344	1.55%
NOW	352,786	2,160	0.61	327,050	614	0.19	451,977	977	0.22
Savings	782,582	7,868	1.01	859,922	4,054	0.47	862,753	4,251	0.49
Time	1,718,277	65,904	3.84	1,364,996	37,839	2.77	961,223	17,255	1.80

Total interest-bearing deposits	3,408,772	90,669	2.66	3,273,096	55,491	1.70	3,009,403	33,827	1.12
Repurchase agreements	166,557	5,400	3.24	187,142	4,061	2.17	159,322	1,481	0.93
FHLB advances and other borrowings	1,536,266	65,382	4.26	1,099,487	40,909	3.72	730,768	26,504	3.63

Total interest-bearing liabilities	5,111,595	161,451	3.16%	4,559,725	100,461	2.20%	3,899,493	61,812	1.59%
Non-interest-bearing demand deposits	470,919			450,032			353,207
Other non-interest-bearing liabilities	70,373			71,015			62,618

Total liabilities	5,652,887			5,080,772			4,315,318
Equity	1,337,257			1,397,075			1,139,315

Total liabilities and equity	$6,990,144			$6,477,847			$5,454,633

Net interest-earning assets	$1,124,138			$1,215,199			$1,006,899

Net interest income		$169,581			$176,109			$146,220

Interest rate spread			2.15%			2.59%			2.65%
Net interest margin (net interest income as a percentage of total interest-earning assets)			2.72%			3.05%			2.98%
Ratio of total interest-earning assets to total interest-bearing liabilities			121.99%			126.65%			125.82%

Net Interest Income Analysis
 Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

As shown in Table 2, net interest income for the year ended December 31, 2006 was $169.6 million, compared to $176.1 million for the same period in 2005. This decrease of $6.5 million is primarily due to the decline in the interest rate spread of 44 basis points which is being driven by the increases in the average rate paid and the average balance of time deposits. The average rate paid and average balance of time deposits has increased 107 basis points and $353.3 million, respectively, since a year ago and reflects both the increase in general market interest rates as well as continuing to offer promotional rates on these deposits to maintain market share. The increase in the interest rate environment also had a positive effect on the average yield of total interest-earning assets, increasing 52 basis points to 5.31% from 4.79%. Even though there has been a $460.8 million increase in the average balances of interest-earning assets due to the acquisition of Cornerstone at the beginning of 2006 and growth in the loan portfolio, it has been outpaced by the increase in the average balances of interest-bearing liabilities mainly as a result of share buybacks, additional borrowings to fund loan growth and the purchase of bank owned life insurance, and to a lesser extent, the net increase in deposit balances. Downward pressure on the net interest margin of 33 basis points was the resulting effect of this decline in net interest-earning assets of $91.1 million when coupled with the increase of 96 basis points in the average rate paid on interest-bearing liabilities. Throughout 2006, the net interest margin was also compressed by a reduction in the profitability of new loans and deposits, as competitive pressures reduced the profit margin on new business. The trend is expected to continue in 2007.

Interest income for the twelve months ended December 31, 2006 was $331.0 million, compared to $276.6 million for the year ended December 31, 2005, an increase of $54.4 million, or 19.7%. The increase in interest income was driven primarily by loans due to both an increase in the average balances of $472.2 million and a 40 basis point increase in the average yield earned. While all loan categories experienced increases in average balances and average yields, the commercial and residential real estate loan portfolios were the drivers of growth. The increase in average balances was due to the acquisition of Cornerstone, the Company’s continued strategy of purchasing residential mortgages in the secondary market and increased organic loan originations. The increase in average loan balances accounted for approximately $27.4 million of the increase in interest income. The remainder of the increase in interest income was due to increases in market interest rates of 40 basis points on the loan portfolio and 51 basis points on investment securities.

The cost of funds for the year ended December 31, 2006 increased $61.0 million, or 60.7% to $161.5 million compared to the prior year period. The average rate paid on interest-bearing liabilities increased 96 basis points to 3.16% from 2.20%. The increase in interest expense was primarily due to expenses of time deposits and FHLB advances of $52.5 million. The increase in time deposits interest expense was the result of a 107 basis point increase in the average rate coupled with an average balance increase of $353.3 million due to market interest rate increases and offering promotional rates to customers who either had or established a checking relationship with the Bank. Increasing market interest rates and checking and savings promotions were the primary factors for the higher interest expense in the other deposit categories, but was partially offset by a decline in the average balances of money market and savings deposits as monies shifted to higher paying time deposits or were lost to competitors. The increase in interest expense on FHLB advances was predominantly due to an increase in the average balance of $436.8 million which was used to fund the purchase of residential mortgages, bank owned life insurance, held to maturity investment securities and to a lesser extent helped fund the Company’s stock buy-back program. There was also a 54 basis point increase in the average rate paid on these borrowings due to increases in market interest rates.

Net interest income was $176.1 million for the year ended December 31, 2005, an increase of $29.9 million, or 20.4%, compared to the prior year. Increases in average interest-bearing liabilities were primarily driven by the acquisitions of Connecticut Bancshares and Alliance, the conversion from a mutual savings bank to a stock bank and general increases in loans, investment securities, borrowings and time deposits during the period.

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

Table 3:   Rate/Volume Analysis

	Year Ended			Year Ended
	December 31, 2006			December 31, 2005
	Compared to the			Compared to the
	Year Ended			Year Ended
	December 31, 2005			December 31, 2004

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$2,593	$12,856	$15,449	$1,431	$9,908	$11,339
Commercial real estate	3,241	10,067	13,308	1,312	6,786	8,098
Commercial business	2,562	1,902	4,464	2,713	2,815	5,528
Consumer	5,149	2,602	7,751	4,581	4,257	8,838

Total loans	13,545	27,427	40,972	10,037	23,766	33,803
Short-term investments	1,234	354	1,588	1,131	(451)	680
Investment securities	12,734	(832)	11,902	18,303	15,752	34,055

Total interest-earning assets	$27,513	$26,949	$54,462	$29,471	$39,067	$68,538

Interest-bearing liabilities
Deposits
Money market	$5,206	$(3,453)	$1,753	$1,834	$(194)	$1,640
NOW	1,494	52	1,546	(117)	(246)	(363)
Savings	4,208	(394)	3,814	(183)	(14)	(197)
Time	16,759	11,306	28,065	11,618	8,966	20,584

Total interest-bearing deposits	27,667	7,511	35,178	13,152	8,512	21,664
Repurchase agreements	1,826	(487)	1,339	2,281	299	2,580
FHLB advances and other borrowings	6,504	17,969	24,473	702	13,703	14,405

Total interest-bearing liabilities	$35,997	$24,993	$60,990	$16,135	$22,514	$38,649

(Decrease) increase in net interest income	$(8,484)	$1,956	$(6,528)	$13,336	$16,553	$29,889

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management recorded a provision for loan losses of $500,000 for the year ended December 31, 2006. The allowance was deemed adequate despite not fully providing for the total year-to-date net charge-offs of approximately $900,000. Although asset quality remains strong, there has been a slight increase in the ratio of nonperforming assets to total assets and nonperforming loans to total loans, while the allowance for loan losses as a percent of nonperforming loans has decreased. However, net charge-offs as a percentage of the total allowance has improved to 2.32% for the year ended December 31, 2006 from 2.84% and 9.97% for the years ended December 31, 2005 and 2004 respectively. This compares to a provision for loan losses of $400,000 and $600,000 recorded for the years ended December 31, 2005 and 2004, respectively.

At December 31, 2006, the allowance for loan losses was $37.4 million, which represented 300.03% of nonperforming loans and .98% of total loans. In comparison, the allowance for loan losses was $35.6 million at December 31, 2005 representing 481.02% of nonperforming loans and 1.08% of total loans. The allowance acquired in the Cornerstone acquisition was $2.2 million. The reduction in the ratio of allowance for loan losses to total loans reflects growth in lower risk loan portfolios and acceptable asset quality measures.

Table 4:   Non-interest Income

				Change
	Year Ended December 31,
				2006/2005		2005/2004
(Dollars in thousands)	2006	2005	2004	Amount	Percent	Amount	Percent

Depositor service charges	$25,674	$22,627	$18,628	$3,047	13%	$3,999	21%
Loan and servicing income	2,067	3,038	2,646	(971)	(32)	392	15
Trust fees	6,434	4,753	2,415	1,681	35	2,338	97
Investment and insurance fees	5,375	6,117	5,692	(742)	(12)	425	7
Bank owned life insurance	4,014	2,416	1,828	1,598	66	588	32
Rent	3,422	3,210	3,078	212	7	132	4
Net gain (loss) on securities and limited partnerships	2,082	(40)	621	2,122	(5,305)	(661)	(106)
Net gain on sale of loans	1,164	297	305	867	292	(8)	(3)
Other	1,399	3,106	533	(1,707)	(55)	2,573	483

Total non-interest income	$51,631	$45,524	$35,746	$6,107	13%	$9,778	27%

Non-Interest Income Analysis
The Company has two primary sources of non-interest income: (a) banking services related to loans, deposits and other core customer activities typically provided through the branch network as well as Merchant Services and (b) financial services, comprised of trust, investment and insurance products and brokerage and investment advisory services. The principal categories of non-interest income are shown in table 4.

For the twelve months ended December 31, 2006, non-interest income increased $6.1 million to $51.6 million from $45.5 million for the twelve months ended December 31, 2005. The Company had significant year-to-date increases in depositor service charges, net gain on securities and limited partnerships, trust fees and BOLI. These increases were partially offset by decreases in other income, loan and servicing income, and investment and insurance fees.

The increase in depositor service charges is mainly the result of increases in overdraft fees on demand deposit accounts due to the increase in the number of overdraft transactions resulting in part to the implementation of a check card overdraft program during the second quarter of 2005, additional volume from the accounts acquired from Cornerstone Bank and an increase in the per item fee. The increase in the net gain on securities and limited partnerships was due to implementing the equity method of accounting relating to four investments in limited partnerships which resulted in a cumulative adjustment of $1.9 million. Trust fees increased due to the acquisition of Trust Company in July 2005. The increase in BOLI income is due to income generated on the additional assets from the purchase of $50 million of life insurance coverage during the third quarter and the amount acquired from Cornerstone of $4.7 million as well as an increase in the average yield earned. Net gain on sale of loans has increased primarily due to the Company’s strategy of selling the guaranteed portion of SBA loans that meet certain criteria, a result of the Cornerstone acquisition as Cornerstone was already an active participant in the secondary SBA market.

Other income decreased due to non-recurring income received in the prior year primarily relating to gains on two lease terminations, the sale of excess real estate, income tax refunds, and income received in the prior year related to the sale of a portion of the merchant services book of business that was greater than the income received on a similar sale in the fourth quarter of 2006. Loan and servicing income decreased in part due to a larger write-up of previously recorded impairment in the valuation of the mortgage servicing assets during the year ended December 31, 2005 compared to the same period in 2006. Investment and insurance fees decreased due to the unfavorable market for fixed annuity insurance products.

Non-interest income increased $9.8 million for the year ended December 31, 2005 from the comparable period in 2004, primarily due to the acquisitions of Connecticut Bancshares and Alliance in 2004, the resulting expansion of our market and branch network and the acquisition of Trust Company on July 1, 2005, which more than doubled the Company’s trust assets under management to $1.15 billion. The acquisitions were the main reasons for increases in investment and insurance fees, bank owned life insurance and trust fees. Depositor service charges increased due to new product and service initiatives implemented during 2005 as well as the acquisitions of Connecticut Bancshares and Alliance. Loan and servicing income increased $392,000 due to a reduction in the valuation allowance on mortgage servicing rights, partially offset by a net decrease in loan fees, principally commercial real estate loan prepayment fees as the prepayment penalty period had expired on many of the loans that prepaid in 2005. The increase in other income was largely attributable to several items of a non-recurring nature, including interest on income tax refunds, gains on two lease terminations, sales of excess real estate, and a gain on the sale of a portion of the merchant services book of business. However, approximately $407,000 of the increase in other income is recurring and was due to an increase in amounts earned on the outstanding balances of bank checks processed by a third-party vendor, which is also due to the acquisition of Connecticut Bancshares in 2004.

Table 5:   Non-interest Expense

				Change
	Year Ended December 31,
				2006/2005		2005/2004
(Dollars in thousands)	2006	2005	2004	Amount	Percent	Amount	Percent

Salaries and employee benefits	$79,060	$72,837	$60,272	$6,223	9%	$12,565	21%
Occupancy	13,947	12,540	10,456	1,407	11	2,084	20
Furniture and fixtures	6,453	6,363	6,326	90	1	37	1
Outside services	17,164	18,243	15,671	(1,079)	(6)	2,572	16
Advertising, public relations and sponsorships	5,656	4,584	2,976	1,072	23	1,608	54
Contribution to the Foundation	-	-	40,040	-	-	(40,040)	(100)
Amortization of identifiable intangible assets	9,391	10,699	11,327	(1,308)	(12)	(628)	(6)
Conversion and merger related charges	3,389	2,156	17,591	1,233	57	(15,435)	(88)
Other	13,046	13,818	12,114	(772)	(6)	1,704	14

Total non-interest expense	$148,106	$141,240	$176,773	$6,866	5%	$(35,533)	(20)%

Non-interest Expense Analysis
Non-interest expense increased $6.9 million to $148.1 million for the year ended December 31, 2006 from $141.2 million for the year ended December 31, 2005. The main driver of this increase is salaries and employee benefits. Other increases include occupancy, conversion and merger related charges and advertising, public relations and sponsorships. The majority of the increase in salaries and employee benefits is due to the additional employees as a result of the acquisitions of Cornerstone Bank and Trust Company that occurred January 2, 2006 and July 1, 2005, respectively, severance that was recorded for an executive who left the Company and expenses associated with the LTCP that was implemented in June 2005. The Company adopted the provisions of SFAS No. 123R as of January 1, 2006 and upon adoption, the Company began expensing stock options that were awarded under the LTCP. These increases in salaries were partially offset by decreases in pension and bonus expenses. The decrease in bonus expense was mainly the result of a modification to the Company’s performance incentive plan and the decrease in pension expense was primarily due to the Company’s 2005 cash contribution to the qualified pension plan in the amount of $24.5 million.

The increase in occupancy expenses was mainly due to the increased branch network resulting from the acquisition of Cornerstone. Conversion and merger related charges increased mostly due to consulting and data processing expenses related to Cornerstone for system conversions, the onset of expenses related to the Westbank acquisition that occurred January 2, 2007 and legal and consulting expenses related to a potential plan of merger that was abandoned during the due-diligence phase in the first quarter of 2006. Additional conversion and merger related charges resulting from the Westbank acquisition will continue into 2007. Advertising expenses, largely newspaper, radio and direct mail campaigns which correlated with the Company’s deployment of various deposit and loan product promotions accounted for much of the increase in advertising, public relations and sponsorships.

These increases were partially offset by decreases in amortization of identifiable intangible assets and outside services. The decrease in the amortization of identifiable intangible assets was due to fewer non-compete agreements remaining in 2006 as they began to expire in 2005. The non-compete agreements are being amortized on a straight-line basis over the terms of each agreement. Additionally, the Company experienced a slight reduction of amortization on core deposit intangibles, due to the Company utilizing an accelerated method which calls for a higher level of expense in earlier periods relating to the Connecticut Bancshares and Alliance acquisitions, partially offset by new amortization of a core deposit intangible recorded in conjunction with the Cornerstone acquisition.

The net decrease in outside services for the year ended December 31, 2006 compared to the same period in 2005 was comprised of various components including reductions in: i) consulting relating to Sarbanes Oxley (“SOX”), the 2005 LTCP and systems projects; and ii) a reduction in data processing fees due to a new contract extension; partially offset by increases due to: iii) additional transactional volume related to the acquisitions and iv) outsourced internal audit services. Other expense also decreased and was largely due to a reduction in the Company’s operating insurance premiums.

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

Excluding the contribution to the Foundation and conversion and merger related charges, non-interest expense increased $19.9 million with almost every expense category rising. These increases are primarily attributable to the LTCP which was implemented in 2005 and additional operating expenses resulting from the acquisitions and the conversion to a public company. The conversion to a stock bank and the simultaneous acquisitions of Connecticut Bancshares and Alliance occurred on April 1, 2004. Therefore, 2005 expenses include twelve months of the combined banks, whereas 2004 expenses include only nine months of the combined banks. Additionally, the acquisition of Trust Company occurred on July 1, 2005 and has contributed to the increase in current year expenses.

Salaries and employee benefits increased $12.6 million primarily due to increases related to the LTCP, increased salaries resulting from the Trust Company acquisition and higher expenses for medical insurance, pension and employee stock ownership plan (“ESOP”) costs. ESOP costs increased due to the three additional months as well as an increase of approximately 17% for medical insurance year over year and a decrease in the discount rate used by the Company to calculate net periodic benefit cost. Occupancy expense increased primarily due to the acquisitions and the opening of a new branch in September of 2005. Outside services increased $2.6 million due to increases in audit and data processing fees, partially offset by a decrease in consultant fees. Data processing fees increased due to the increased transactional volume and core system usage related to the outsourcing of certain processing functions of Connecticut Bancshares and as a result of new processing fees incurred relating to Trust Company. Audit fees increased due in part to additional benefit plan audits of the acquired banks and SOX testing fees. Consultant fees decreased due to costs incurred in the prior-year for the completion of a strategic business plan, partially offset by current year costs relating to SOX compliance. Advertising increased due to the Company’s expanded market area. Other expense increased $1.7 million due to increases in general operating expenses primarily due to the acquisitions.

Income Tax Expense
Income tax expense for the year ended December 31, 2006 was $23.8 million and resulted in an effective tax rate of 32.7%. Income tax expense was $27.4 million for the year ended December 31, 2005, which resulted in an effective tax rate of 34.3% and was $524,000 for the year ended December 31, 2004, which resulted in an effective tax rate of 11.4%. The change in the effective tax rate for the year ended December 31, 2006 in comparison to the year ended December 31, 2005 was primarily due to the additional bank owned life insurance purchased in 2006 and due to the decrease in the valuation allowance required for capital assets.

Absent the impact that the charitable contribution to the Foundation had on the effective tax rate as of December 31, 2004, the effective tax rate would have been 32.6%. The change in the effective tax rate for the year ended December 31, 2005 in comparison to the year ended December 31, 2004 was primarily due to excess remuneration pursuant to Internal Revenue Code 162(m) and to the increase in the valuation allowance required for the charitable contribution to the Foundation.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Financial Condition Summary
 From December 31, 2005 to December 31, 2006, total assets and liabilities increased approximately $686.3 million and $634.9 million, respectively, due mainly to increases in loans and borrowings. Of the total increases, approximately $211.4 million of assets and approximately $194.5 million of liabilities are attributable to the Cornerstone acquisition. Stockholders’ equity increased $51.4 million to $1.36 billion due primarily to stock issued to acquire Cornerstone and year-to-date net income, partially offset by treasury shares acquired and dividends.

Lending Activities
The Company originates residential real estate loans secured by one- to four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, multi-family loans, home equity lines of credit and fixed rate loans and other consumer loans throughout the State of Connecticut. Additionally, within the residential real estate loan category are loans with property locations spread throughout the United States, but predominately in the Northeast, as a result of the Company’s residential real estate loan purchase program.

The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:

Table 6:   Loan Portfolio Analysis

	At December 31,								At March 31,

	2006		2005		2004		2003		2003

		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Real estate loans
Residential	$1,924,648	50.4%	$1,650,527	50.4%	$1,576,046	50.1%	$644,854	49.3%	$594,603	50.4%
Commercial	960,624	25.1	768,582	23.4	731,309	23.2	295,178	22.6	285,108	24.2

Total real estate loans	2,885,272	75.5	2,419,109	73.8	2,307,355	73.3	940,032	71.9	879,711	74.6

Commercial loans	350,507	9.2	314,562	9.6	325,835	10.4	92,869	7.1	89,667	7.6
Consumer loans
Equity loans and lines of credit	570,493	14.9	520,290	15.9	475,051	15.1	239,584	18.3	163,332	13.9
Other	16,604	0.4	22,745	0.7	36,416	1.2	35,040	2.7	45,661	3.9

Total consumer loans	587,097	15.3	543,035	16.6	511,467	16.3	274,624	21.0	208,993	17.8

Total loans	3,822,876	100.0%	3,276,706	100.0%	3,144,657	100.0%	1,307,525	100.0%	1,178,371	100.0%

Allowance for loan losses	(37,408)		(35,552)		(36,163)		(17,669)		(18,932)

Loans, net	$3,785,468		$3,241,154		$3,108,494		$1,289,856		$1,159,439

As shown in Table 6, total loans were $3.82 billion at December 31, 2006, up $546.2 million from year-end 2005. While the Company experienced increases across all loan categories, the increase in total loan balances was primarily attributable to increases in residential and commercial real estate loans.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of December 31, 2006, comprising fifty percent of total loans. The increase of $274.1 million is due to loan portfolio purchases, organic originations and balances acquired from Cornerstone, partially offset by principal loan payments. The purchased portfolio includes adjustable rate and 10 and 15 year fixed rate residential real estate loans with property locations throughout the United States, with the largest concentration in the Northeast. For 2006, loan purchases accounted for $353.5 million of the year-to-date increase in residential real estate loans and were primarily purchased with cash flows from the available for sale investment portfolio and funds borrowed from the FHLB. The loan purchase program will continue to be a focus for the Company in the coming year. The acquisition of Cornerstone added approximately $12.1 million in residential loans.

Commercial real estate loans increased $192.0 million from December 31, 2005 to December 31, 2006. The increase was attributable to the acquisition of Cornerstone which added approximately $86.7 million to the portfolio as well as increases in both the number and average balance of organic loan originations partially as a result of the Company’s competitive position in the Connecticut commercial real estate lending market subsequent to the acquisitions of Cornerstone, Connecticut Bancshares and Alliance. Commercial business loans increased $35.9 million to $350.5 million at December 31, 2006, primarily due to $35.5 million acquired through the Cornerstone acquisition and loan originations partially offset by payoffs, loan maturities and sales of the guaranteed portion of SBA loans that met certain criteria. Although there were significant commercial loan originations during 2006, approximately 60% were for lines of credit and the impact on actual balances will not be realized unless the lines are drawn upon. At December 31, 2006 the utilization percentage for these originations was approximately 50%. The Company’s continued strategy is to build a larger percentage of the Company’s assets in commercial loans including real estate, construction and other commercial loans. To accomplish this goal, the Company is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while maintaining strong credit quality. With the January 2, 2007 acquisition of Westbank, a commercial bank and trust company, located in Western Massachusetts, the Company’s geographical area and competitive position has been significantly enhanced and will be a catalyst for additional growth.

Home equity loans and lines of credit increased $50.2 million from December 31, 2005 to December 31, 2006, with Cornerstone contributing approximately $2.6 million of the increase. These products were promoted by the Company through competitive pricing and marketing campaigns including the “10 minute loan” and prime -1% pricing, as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to investments.

Selected Loan Maturities
The following table shows the contractual maturity of the Company’s construction and commercial business loan portfolios at December 31, 2006.

Table 7:   Contractual Maturities and Interest Rate Sensitivity of Selected Loan Categories

	Real Estate	Commercial
(In thousands)	Construction	Business	Total

Amounts due
One year or less	$78,052	$146,382	$224,434
Over one year through five years	97,235	136,513	233,748
Over five years	7,973	67,612	75,585

Total	$183,260	$350,507	$533,767

Interest rate terms on amounts due after one year
Fixed	$30,024	$102,672	$132,696
Adjustable	75,184	101,453	176,637

Total	$105,208	$204,125	$309,333

Asset Quality
Loans are placed on nonaccrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance or all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. For the years ended December 31, 2006, 2005 and 2004 had interest been accrued at contractual rates on nonaccrual and renegotiated loans, interest income would have increased by approximately $612,000, $558,000 and $562,000, respectively.

The following table sets forth information regarding nonaccrual loans, restructured loans, and other real estate owned:

Table 8:   Nonperforming Assets

	At December 31,				At March 31,

(Dollars in thousands)	2006	2005	2004	2003	2003

Nonaccruing loans (1)
Real estate loans
Residential	$1,716	$1,808	$1,473	$1,399	$2,333
Commercial	6,906	2,889	4,268	700	990

Total real estate loans	8,622	4,697	5,741	2,099	3,323

Commercial business	3,337	2,446	4,079	3,319	369

Consumer loans
Home equity and equity lines of credit	467	29	196	15	157
Other consumer	42	219	217	56	73

Total consumer	509	248	413	71	230

Total nonaccruing loans	12,468	7,391	10,233	5,489	3,922
Real estate owned	-	-	-	23	66

Total nonperforming assets	$12,468	$7,391	$10,233	$5,512	$3,988

Allowance for loan losses as a percent of total loans (2)	0.98%	1.08%	1.15%	1.35%	1.61%
Allowance for loan losses as a percent of nonperforming loans	300.03%	481.02%	353.40%	321.90%	482.71%
Nonperforming loans as a percent of total loans (2)	0.33%	0.23%	0.33%	0.42%	0.33%
Nonperforming assets as a percent of total assets	0.17%	0.11%	0.16%	0.22%	0.17%

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and net unamortized premium on acquired loans.

As displayed in Table 8, nonperforming assets at December 31, 2006 increased to $12.5 million compared to $7.4 million at December 31, 2005. The increase is mostly in the commercial real estate category and was primarily the result of commercial construction loans acquired from Cornerstone. Similarly, the increase in the commercial business category was mainly as a result of the Cornerstone acquisition. Nonperforming loans as a percent of total loans outstanding at December 31, 2006 was 0.33%, up from 0.23% at December 31, 2005. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 300.03% at December 31, 2006, less than the ratio of 481.02% at year-end 2005. The allowance for loan losses to total loans was 0.98% at the end of the December 31, 2006 as compared with 1.08% at year-end 2005.

The following table sets forth delinquencies for 60 – 89 days and 90 days or more in the Company’s loan portfolio as of the dates indicated:

Table 9:   Selected Loan Delinquencies

	At December 31,

	2006				2005				2004

	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance
(Dollars in thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

Real estate loans
Residential	5	$574	17	$1,716	7	$626	21	$1,808	8	$494	33	$1,473
Commercial	1	82	8	6,906	-	-	9	2,889	4	962	11	4,268

Total real estate loans	6	656	25	8,622	7	626	30	4,697	12	1,456	44	5,741
Commercial business	10	398	22	3,337	7	213	36	2,446	17	2,638	67	4,079
Consumer
Home equity	6	237	4	467	3	49	1	29	1	20	7	196
Other consumer	17	119	8	42	24	173	20	219	35	202	62	217

Total consumer	23	356	12	509	27	222	21	248	36	222	69	413

Total	39	$1,410	59	$12,468	41	$1,061	87	$7,391	65	$4,316	180	$10,233

Delinquent loans to total loans		0.04%		0.33%		0.03%		0.23%		0.14%		0.33%

Other Real Estate Owned
The Company classifies property acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure as other real estate owned in its financial statements. When a property is placed in other real estate owned, the excess of the loan balance over the estimated fair market value of the collateral, based on a recent appraisal, is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less the estimated costs to sell the property. Management inspects all other real estate owned properties periodically. Subsequent writedowns in the carrying value of other real estate owned are charged to expense if the carrying value exceeds the estimated fair value. At December 31, 2006, the Company did not have other real estate owned.

Classification of Assets and Loan Review
An internal risk rating system is used to monitor and evaluate the credit risk inherent in the loan portfolio. Under our internal risk rating system, we currently classify problem and potential problem assets as “substandard,” “doubtful” or “loss”. An independent third party conducts loan reviews of all loan portfolios. On a quarterly basis, a Criticized Asset Committee composed of the Chief Credit Officer, Executive Vice President of Business Banking and other senior officers meet to review Criticized Asset Reports on commercial and commercial real estate loans that are risk rated Special Mention, Substandard, or Doubtful. The reports focus on the current status, strategy, financial data, and appropriate risk rating of the criticized loan.

At December 31, 2006, loans classified as substandard (both accruing and nonaccruing) totaled $22.7 million, and consisted of $11.3 million in commercial real estate loans and $11.4 million in commercial loans. Special mention loans totaled $113.1 million, and consisted of $82.7 million of commercial real estate loans and $30.4 million of commercial loans. There were no loans classified as doubtful at December 31, 2006.

Allowance For Loan Losses
 The Board of Directors and management of the Company are committed to the establishment and maintenance of an adequate allowance for loan losses, determined in accordance with GAAP. Our approach is to follow the most recent guidelines that have been provided by our regulators. Management believes that the methodology it employs to develop, monitor and support the allowance for loan losses is consistent with those guidelines.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Table 10:   Schedule of Allowance for Loan Losses

				At or For the Twelve			At or For the
				Months Ended	At or For the Nine Months		Year Ended
	At or For the Year Ended December 31,			December 31,	Ended December 31,		March 31,

(Dollars in thousands)	2006	2005	2004	2003	2003	2002	2003

Balance at beginning of period	$35,552	$36,163	$17,669	$19,321	$18,932	$20,805	$20,805
Net allowances gained through acquisition	2,224	-	21,498	-	-	-	-
Provision for loan losses	500	400	600	-	-	-	-
Charge-offs
Residential and commercial mortgage loans	409	12	161	501	6	808	1,323
Commercial loans	2,552	3,347	4,705	2,667	2,619	2,307	2,354
Consumer loans	481	286	346	278	218	271	331

Total charge-offs	3,442	3,645	5,212	3,446	2,843	3,386	4,008

Recoveries
Residential and commercial mortgage loans	475	490	650	1,062	982	1,505	1,611
Commercial loans	1,975	1,987	784	598	500	204	302
Consumer loans	124	157	174	134	98	193	222

Total recoveries	2,574	2,634	1,608	1,794	1,580	1,902	2,135

Net charge-offs	868	1,011	3,604	1,652	1,263	1,484	1,873

Balance at end of period	$37,408	$35,552	$36,163	$17,669	$17,669	$19,321	$18,932

Ratios
Net loan charge-offs to average interest-earning loans	0.02%	0.03%	0.13%	0.13%	0.10%	0.13%	0.16%
Allowance for loan losses to total loans	0.98	1.08	1.15	1.35	1.35	1.64	1.61
Allowance for loan losses to nonperforming loans	300.03	481.02	353.40	321.90	321.90	416.94	482.71
Net loans charged-off to allowance for loan losses	2.32	2.84	9.97	9.35	7.15	7.68	9.89
Recoveries to charge-offs	74.78	72.26	30.85	52.06	55.58	56.17	53.27

As displayed in Table 10, net charge-offs of approximately $900,000 were recorded for the year ended December 31, 2006 and were predominantly attributable to fourth quarter charge-offs in the commercial loan portfolio relating to several commercial relationships. As a result of the net charge-offs for the year ended December 31, 2006, a provision for loan losses of $500,000 was recorded. This compares to net charge-offs of $1.0 million and a provision of $400,000 for the year ended December 31, 2005. Management believes that the allowance for loan losses is adequate based on the Bank’s satisfactory net loss experience, sound asset quality and non-accrual indicators, and partially offset by a softening in the real estate market. The Company had an allowance of $37.4 million and $35.6 million at December 31, 2006 and December 31, 2005, respectively.

The following table sets forth the Company’s percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated:

Table 11:   Allocation of Allowance for Loan Losses

	At December 31,								At March 31,

	2006		2005		2004		2003			2003

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Residential real estate	$5,244	50.34%	$6,177	50.37%	$5,881	50.12%	$2,917	49.32%	$2,868	50.46%
Commercial real estate	12,278	25.13	8,941	23.46	9,573	23.25	5,798	22.57	6,861	24.19
Commercial business	13,594	9.17	13,782	9.60	14,872	10.36	5,868	7.10	5,313	7.61
Consumer	5,021	15.36	4,320	16.57	4,208	16.27	2,957	21.01	2,783	17.74
Unallocated	1,271	-	2,332	-	1,629	-	129	-	1,107	-

Total allowance for loan losses	$37,408	100.00%	$35,552	100.00%	$36,163	100.00%	$17,669	100.00%	$18,932	100.00%

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

Investment Securities
The Company maintains an investment securities portfolio that is primarily structured to provide a source of liquidity for operating needs, to generate interest income and to provide a means to balance interest-rate sensitivity. The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies. The following table sets forth certain financial information regarding the amortized cost and fair value of the Company’s investment portfolio at the dates indicated.

Table 12:   Investment Securities

	December 31, 2006		December 31, 2005		December 31, 2004

	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$8,801	$8,657	$8,877	$8,745	$13,560	$13,489
U.S. Government sponsored enterprise obligations	229,244	228,750	159,008	157,386	179,739	178,416
Corporate obligations	38,779	38,040	54,831	53,617	93,716	93,461
Other bonds and obligations	84,728	84,137	120,663	119,848	153,559	153,033
Marketable and trust preferred equity securities	183,432	183,831	161,122	160,806	173,559	173,067
Mortgage-backed securities	1,658,305	1,629,449	1,899,374	1,863,069	1,674,416	1,671,235

Total available for sale	2,203,289	2,172,864	2,403,875	2,363,471	2,288,549	2,282,701

Held to maturity
Mortgage-backed securities	301,642	302,614	87,104	86,151	-	-
Other bonds	5,805	5,708	4,630	4,556	1,000	1,000

Total held to maturity	307,447	308,322	91,734	90,707	1,000	1,000

Total securities	$2,510,736	$2,481,186	$2,495,609	$2,454,178	$2,289,549	$2,283,701

At December 31, 2006 the Company had total investments of $2.48 billion, or 34.2%, of total assets. This is an increase of $25.1 million from $2.46 billion at December 31, 2005. The increase was primarily the result of purchases of held to maturity mortgage-backed securities that were duration match-funded against FHLB borrowings, partially offset by a decrease in the available for sale portfolio. Principal payments were used to purchase residential real estate loans as well as to offset any deposit outflow.

Over the past year, the Company has emphasized the purchase of 3/1, 5/1 and 7/1 hybrid adjustable rate mortgage securities, ten-year mortgage-backed securities and agency collateralized mortgage obligations with underlying collateral consisting of fifteen-year mortgage loans. In addition, the Company has targeted collateralized mortgage obligation purchases in the two- to three-year weighted average life tranches with expected extensions up to a maximum of five and one half years in a rising rate environment. The objective of this decision has been to limit the potential interest rate risk due to the extension of this portfolio in a rising rate environment. The structures of the collateralized mortgage obligations have been in a planned amortization class, mandatory redemption or tightly structured sequential pay format.

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2006, $2.17 billion, or 87.6% of the portfolio, was classified as available for sale and $307.4 million of the portfolio was classified as held to maturity. The net unrealized loss on securities classified as available for sale as of December 31, 2006 was $30.4 million compared to an unrealized loss of $40.4 million as of December 31, 2005. The increase in the fair value of securities available for sale was primarily due to fluctuations in market interest rates during the period. Management has performed a review of all investments with unrealized losses and noted that none of these investments had other-than-temporary impairment.

The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of the Company’s investment portfolio as of December 31, 2006. In the case of mortgage-backed securities and asset-backed securities, the table shows the securities by their contractual maturities; however, there are scheduled principal payments and there will be unscheduled prepayments prior to their contractual maturity. Income on obligations of states and political subdivisions are taxable and no yield adjustment for dividend receivable deduction is made because it is not material.

Table 13:   Investment Maturities Schedule

			Over one year		Over five years
	One year or less		through five years		through ten years		Over ten years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	average	Amortized	average	Amortized	average	Amortized	average	Amortized	average
(Dollars in thousands)	cost	yield	cost	yield	cost	yield	cost	yield	cost	yield

Available for sale
U.S. Treasury obligations	$5,071	4.54%	$3,730	3.24%	$-	-%	$-	-%	$8,801	3.99%
U.S. Government sponsored enterprise obligations	124,657	4.86	94,522	4.93	3,188	5.83	6,877	5.86	229,244	4.93
Corporate obligations	15,040	3.70	16,547	3.95	7,192	5.20	-	-	38,779	4.08
Other bonds and obligations	36,675	5.21	15,879	3.61	5,674	3.25	26,500	4.17	84,728	4.45
Marketable and trust preferred equity securities	25,000	4.05	1,062	4.35	-	-	157,370	5.90	183,432	5.64
Mortgage-backed securities	6,136	3.12	269,475	4.04	342,275	4.16	1,040,419	4.43	1,658,305	4.31

Total available for sale	212,579	4.69	401,215	4.22	358,329	4.18	1,231,166	4.62	2,203,289	4.48

Held to maturity
Mortgage-backed securities	-	-	-	-	134,230	5.71	167,412	5.38	301,642	5.53
Other bonds	220	3.57	4,730	4.58	355	5.00	500	5.13	5,805	4.61

Total held to maturity	220	3.57	4,730	4.58	134,585	5.71	167,912	5.38	307,447	5.51

Total securities	$212,799	4.68%	$405,945	4.23%	$492,914	4.60%	$1,399,078	4.71%	$2,510,736	4.61%

Cash Surrender Value of Bank Owned Life Insurance
As of December 31, 2006, the Company had cash surrender value of bank owned life insurance assets of $116.2 million, an increase of $58.9 million from $57.3 million at December 31, 2005. The increase is predominately due to the purchase of $50.0 million in life insurance coverage during the year and the acquisition of Cornerstone. Increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income tax.

Intangible Assets
At December 31, 2006, the Company had intangible assets of $503.7 million, an increase of $26.6 million, or 5.6%, from $477.0 million at December 31, 2005. The increase was predominately due to the acquisition of Cornerstone on January 2, 2006 which resulted in the Company recording additional goodwill of $25.0 million and a core deposit intangible of $6.8 million, partially offset by year-to-date amortization expense of $7.5 million. Also, in accordance with the definitive agreement the Company previously entered into with Trust Company, additional merger consideration in the form of Company stock and cash was remitted to Trust Company shareholders in the first quarter of 2006, which resulted in the Company recording an additional $4.3 million of goodwill. In accordance with SFAS No. 141, the assets acquired and liabilities assumed are recorded based on their fair values on the acquisition date.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value an impairment charge is recorded to income. Goodwill is not amortized, but instead is reviewed for impairment on an annual basis. The Company performs its annual test for goodwill impairment during the first quarter of the year on its two reporting units, NewAlliance Bank and the Trust Department, and no impairment was recorded. An additional impairment test for the Trust Department was performed in September and no impairment was recorded. No events or circumstances subsequent to those evaluations indicate that the carrying value of the Company’s goodwill may not be recoverable.

Other Assets
The Company’s other assets increased $46.7 million, or 44.4%, to $152.0 million at December 31, 2006 from $105.3 million at December 31, 2005. This net increase was primarily due to an increase in prepaid expenses for a $58.7 million cash prepayment for the Westbank acquisition which closed on January 2, 2007, partially offset by a decrease of $7.2 million in the prepaid pension asset in order to reflect the funded status of the Company’s defined benefit plan in accordance SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Postretirement Plans – an amendment of FASB statements No. 87, 88, 106 and 132(R) which was adopted on December 31, 2006.

Sources of Funds
Cash flows from deposits, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, borrowings and earnings are the primary sources of the Company’s funds available for use in its lending and investment activities and in meeting its operational needs. While scheduled loan and securities repayments are a relatively stable source of funds, deposit flows and loan and investment security prepayments are influenced by prevailing interest rates and local and economic conditions and are inherently uncertain. The borrowings primarily include FHLB advances and repurchase agreement borrowings. See Note 11 of Notes to Consolidated Financial Statements contained elsewhere within this Report for further borrowing information.

The Company attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funding. A Loan and Deposit Pricing Committee meets weekly to determine pricing and marketing initiatives. It influences the flow of funds primarily by the pricing of deposits, which is affected to a large extent by competitive factors in its market area and asset/liability management strategies.

Deposits
As displayed in Table 14, deposits increased $102.6 million compared to December 31, 2005, primarily attributable to the acquisition of Cornerstone which added approximately $178.3 million in deposits.

Table 14:   Deposits

	December 31,

(In thousands)	2006	2005	Change

Savings	$774,457	$781,346	$(6,889)
Money market	509,940	554,079	(44,139)
NOW	384,249	342,268	41,981
Demand	464,554	486,528	(21,974)
Time	1,767,467	1,633,891	133,576

Total deposits	$3,900,667	$3,798,112	$102,555

The Company received retail and commercial deposits through its main office and 71 other banking offices throughout Connecticut. Beginning in January 2007, the number of banking offices increased to 88 as a result of the acquisition of Westbank, including twelve in Massachusetts and four in Connecticut. Deposit customers can access their accounts in a variety of ways including branch banking, ATM’s, internet banking or telephone banking. Effective advertising, direct mail, good service and competitive pricing policies are strategies that attract and retain deposits. The Company’s key customer acquisition strategy is its focus on offering premium time deposit rates to customers who either have or establish a checking relationship with the Company and its offering of free checking and free “interest” checking products. NewAlliance also established a promotional free savings account available to customers who either have or establish a checking account with the Company. As a result of these promotions, the Company was able to attract new retail and business customers as well as offering attractive products to existing customers. NOW accounts increased by $42.0 million due in part to the free interest checking product. This increase was partially offset by a decrease in organic deposit balances mostly in money market and demand deposits, much of which is due to the competitive market environment and shifting to higher yielding products.

The Company had $568.3 million in time deposits of $100,000 or more outstanding as of December 31, 2006, maturing as follows:

Table 15:   Time Deposit Maturities of $100,000 or more

		Weighted
		average
(Dollars in thousands)	Amount	rate

Three months or less	$276,121	4.84%
Over three months through six months	237,289	4.98
Over six months through twelve months	11,875	3.88
Over twelve months	43,034	4.18

Total time deposits $100,000 or more	$568,319	4.83%

Borrowings
The Company is a member of the Federal Home Loan Bank of Boston which is part of the Federal Home Loan Bank System. Members are required to own capital stock in the FHLB and borrowings are collateralized by certain home mortgages or securities of the U.S. Government and its agencies. The maximum amount of credit which the FHLB will extend varies from time to time depending on their policies. The Company maintains a borrowing capacity at the FHLB Boston that is a percentage of its total regulatory assets, subject to capital stock and collateralization requirements. Long-term and short-term borrowings are utilized as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable compared to alternative funding sources.

The following table summarizes the Company’s recorded borrowings of $1.90 billion at December 31, 2006. Borrowings increased $523.1 million, or 37.9%, from the balance recorded at December 31, 2005, mainly in FHLB advances. This increase in FHLB advances was due to funding held to maturity investment purchases, loan growth and the purchase of bank owned life insurance, while managing interest rate risk and liquidity. FHLB advances represent 90.4% and 86.3% of the Company’s total borrowings at December 31, 2006 and 2005, respectively. At December 31, 2006, the majority of the Company’s outstanding FHLB advances were at fixed rates, while only $60.0 million had floating rates.

Table 16:   Borrowings

	December 31,

(In thousands)	2006	2005	Change

FHLB advances (1)	$1,721,886	$1,191,280	$530,606
Repurchase agreements	172,777	179,970	(7,193)
Mortgage loans payable	1,592	1,716	(124)
Junior subordinated debentures issued to affiliated trusts (2)	7,609	7,809	(200)

Total borrowings	$1,903,864	$1,380,775	$523,089

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $13.5 million and $18.2 million at December 31, 2006 and 2005, respectively.
(2)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $500,000 and $700,000 at December 31, 2006 and 2005, respectively. The trusts were organized by Alliance to facilitate the issuance of“trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

Stockholders’ Equity
Total stockholders’ equity equaled $1.36 billion at December 31, 2006, $51.4 million higher than the balance at December 31, 2005. The increase consisted primarily of common stock issued for the Cornerstone acquisition and contingent shares issued for Trust Company of $35.8 million, net income of $48.8 million, stock option and restricted stock expense of $13.0 million, $3.7 million of released ESOP shares, and an increase of $900,000 in other comprehensive income resulting from an after tax appreciation in the fair market value of investments available for sale of $6.6 million, offset by a $5.8 million after tax adjustment in accordance with SFAS No. 158 to recognize the funded status of the Company’s pension and post-retirement plans. These increases were partially offset by decreases due to shares repurchased of $26.7 million and dividends of $24.1 million. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below. Book value per share amounted to $12.43 and $12.05 at December 31, 2006 and 2005, respectively.

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund purchases of investments and residential mortgage loans while managing interest rate risk and liquidity. At December 31, 2006, total borrowings from the Federal Home Loan Bank amounted to $1.71 billion, exclusive of $13.5 million in purchase accounting adjustments, and the Company had the capacity to increase that total to $1.79 billion. Additional borrowing capacity would be available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At December 31, 2006 the Company’s repurchase agreement lines of credit totaled $125.0 million, all of which was available on that date.

The Company determines its cash position daily. The Investment Department compiles reports detailing the Company’s cash activity and cash balances occurring at its various correspondents and through its various funding sources. The Investment Department then settles all correspondent and bank accounts either investing excess funds or borrowing to cover the projected shortfall.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At December 31, 2006, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $372.8 million, or 5.1% of total assets.

Management believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker dealers, provide for sufficient liquidity to meet its operating needs.

At December 31, 2006, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $829.4 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits maturing within one year from December 31, 2006 amount to $1.55 billion.

The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2006 and the respective maturity dates. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

Table 17:   Contractual Obligations

			Over one year	Over three
		One year or	through three	years through	Over Five
(In thousands)	Total	less	years	five years	Years

FHLB advances (1)	$1,708,383	$204,475	$602,402	$605,054	$296,452
Repurchase agreements	172,777	172,777	-	-	-
Junior subordinated debentures issued to affiliated trusts	7,109	-	-	-	7,109
Operating leases (2)	16,980	3,236	5,535	3,409	4,800

Total contractual obligations	$1,905,249	$380,488	$607,937	$608,463	$308,361

(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.
(2)  Represents non-cancelable operating leases for offices.

Table 18:   Other Commitments

			Over one year	Over three
		One year or	through three	years through	Over five
(In thousands)	Total	less	years	five years	years

Loan commitments (1)	$42,460	$42,460	$-	$-	$-
Unadvanced portion of construct ion loans (2)	234,993	57,047	177,946	-	-
Standby letters of credit	24,625	22,100	1,017	745	763
Unadvanced portion of lines of credit (3)	527,310	117,220	54,712	16,401	338,977

Total commitments	$829,388	$238,827	$233,675	$17,146	$339,740

(1) Commitments for loans are extended to customers for up to 180 days after which they expire.
(2) Unadvanced portions of construction loans are available to be drawn on at any time by the borrower for up to 2 years.
(3) Unadvanced portions of home equity loans are available to be drawn on at any time by the borrower for up to 9.5 years.

At December 31, 2006, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was 13.2%, which is above the threshold level of 5% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 22.7% and the Total risk-based capital ratio stood at 23.7%. The Bank also exceeded all of its regulatory capital requirements with a Tier 1 leverage ratio of 10.1%, which is above the required level of 4%, Tier 1 risk-based capital ratio of 17.7% and Total risk-based capital ratio of 18.7%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2006, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was negative $315.1 million, or negative 4.35% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The following table sets forth the Company’s cumulative maturity distribution of interest-earning assets and interest-bearing liabilities at December 31, 2006, interest rate sensitivity gap, cumulative interest rate sensitivity gap, cumulative interest rate sensitivity gap ratio, and cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities ratio. This table indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. Assumptions are made on the rate of prepayment of principal on loans and investment securities. However, this table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the gap analysis. As a result, various assets and liabilities indicated as repricing within the same time period may, in fact, reprice at different times and at different rate levels. It should also be noted that this table reflects certain assumptions regarding the categorization of assets and liabilities and represents a one-day position; in fact, variations occur daily as management adjusts interest rate sensitivity throughout the year.

Interest Rate Sensitivity Gap

	December 31, 2006

	1 - 3	4 - 6	7 - 12	1 - 5
(Dollars in thousands)	Months	Months	Months	Years	5+ Years	Total

Interest-earning assets
Investment securities	$379,287	$231,129	$330,261	$1,347,625	$224,847	$2,513,149
Loans	778,222	211,928	397,843	1,820,278	589,082	3,797,353
Short-term investments	28,077	-	-	-	-	28,077

Total interest-earning assets	1,185,586	443,057	728,104	3,167,903	813,929	6,338,579

Interest-bearing liabilities
Savings deposits	30,951	-	91,680	280,248	371,578	774,457
NOW deposits	-	-	41,824	235,169	107,257	384,250
Money market deposits	108,022	95,136	243,468	63,313	-	509,939
Time deposits	737,138	602,323	215,488	210,503	75	1,765,527
FHLB advances and other borrowings	295,337	70,036	140,471	1,297,304	86,713	1,889,861

Total interest-bearing liabilities	1,171,448	767,495	732,931	2,086,537	565,623	5,324,034

Interest rate sensitivity gap	$14,138	$(324,438)	$(4,827)	$1,081,366	$248,306	$1,014,545

Cumulative interest rate sensitivity gap	$14,138	$(310,300)	$(315,127)	$766,239	$1,014,545

Cumulative interest rate sensitivity gap ratio	0.2%	(4.3)%	(4.3)%	10.6%	14.0%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	101.2%	84.0%	88.2%	116.1%	119.1%

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

For the base case rate scenario the flat yield curve as of December 31, 2006 was utilized. This interest rate scenario most closely approximates management’s expectations for interest rate movements over the next twelve months. As of December 31, 2006, the Company’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage change in
estimated net interest margin
over twelve months

100 basis point instantaneous and sustained increase in rates	(1.69)%
100 basis point instantaneous and sustained decrease in rates	0.10%

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

Based on the scenarios above, net interest income would increase slightly in the 12-month period after an immediate decrease in rates, and would decrease slightly after an immediate increase in rates. Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on time deposits and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

Item 8.    Financial Statements and Supplementary Data

For the Company’s Consolidated Financial Statements, see index on page 49.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure for the year ending December 31, 2006.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm has issued a report on (1) management’s assessment of the effectiveness of the Company’s internal control over financial reporting and (2) the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment of and the effective operation of the Company’s internal control over financial reporting as of December 31, 2006, is included on pages 51-52 of this Form 10-K.

Item 9B.   Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2006.

Item 11.    Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2006.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2006.

Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed within 120 days following December 31, 2006.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)         Financial Statements

The following consolidated financial statements of NewAlliance Bancshares and subsidiaries are filed as part of this document under Item 8:

-	Management’s Report on Internal Control over Financial Reporting
-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets as of December 31, 2006 and 2005
-	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
-	Notes to Consolidated Financial Statements

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report appearing on page 51, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Peyton R. Patterson	Merrill B. Blanksteen
Chairman of the Board, President and	Executive Vice President, Chief
Chief Executive Officer	Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NewAlliance Bancshares, Inc.

We have completed integrated audits of NewAlliance Bancshares, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows present fairly, in all material respects, the financial position of NewAlliance Bancshares, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for their Defined Benefit and Other Postretirement Plans and as discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal Control over Financial Reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Hartford, Connecticut
February 27, 2007

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except per share data)	2006	2005

Assets
Cash and due from banks, noninterest bearing	$127,948	$127,290
Short-term investments	28,077	46,497

Cash and cash equivalents	156,025	173,787
Investment securities available for sale (note 5)	2,172,864	2,363,471
Investment securities held to maturity (note 5)	307,447	91,734
Loans held for sale	1,528	1,222
Loans, net (note 6)	3,785,468	3,241,154
Premises and equipment, net (note 7)	52,479	50,399
Cash surrender value of bank owned life insurance	116,194	57,325
Goodwill (note 8)	454,258	425,001
Identifiable intangible assets (note 8)	49,403	52,016
Other assets (note 9)	152,030	105,293

Total assets	$7,247,696	$6,561,402

Liabilities
Deposits (note 10)
Non-interest bearing	$464,554	$486,528
Savings, interest-bearing checking and money market	1,668,646	1,677,693
Time	1,767,467	1,633,891

Total deposits	3,900,667	3,798,112
Borrowings (note 11)	1,903,864	1,380,775
Other liabilities	80,860	71,647

Total liabilities	5,885,391	5,250,534

Commitments and contingencies (note 15)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares; 109,554 and 114,897 shares issued at December 31, 2006	1,175	1,149
and 2005, respectively
Additional paid-in capital	1,178,314	1,137,806
Unallocated common stock held by ESOP	(99,697)	(103,356)
Unearned restricted stock compensation	(32,987)	(41,302)
Treasury stock, at cost (7,919 and 6,073 shares, at December 31, 2006 and 2005, respectively	(114,605)	(87,998)
Retained earnings	455,649	430,971
Accumulated other comprehensive loss (note 17)	(25,544)	(26,402)

Total stockholders’ equity	1,362,305	1,310,868

Total liabilities and stockholders’ equity	$7,247,696	$6,561,402

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Year Ended December 31,

(In thousands, except per share data)	2006	2005	2004

Interest and dividend income
Residential real estate loans	$98,116	$82,667	$71,328
Commercial real estate loans	58,584	45,276	37,178
Commercial business loans	24,927	20,463	14,935
Consumer loans	36,752	29,001	20,163
Investment securities	109,302	97,400	63,345
Short-term investments	3,351	1,763	1,083

Total interest and dividend income	331,032	276,570	208,032

Interest expense
Deposits	90,669	55,491	33,827
Borrowings	70,782	44,970	27,985

Total interest expense	161,451	100,461	61,812

Net interest income before provision for loan losses	169,581	176,109	146,220

Provision for loan losses (note 6)	500	400	600

Net interest income after provision for loan losses	169,081	175,709	145,620

Non-interest income
Depositor service charges	25,674	22,627	18,628
Loan and servicing income	2,067	3,038	2,646
Trust fees	6,434	4,753	2,415
Investment and insurance fees	5,375	6,117	5,692
Bank owned life insurance	4,014	2,416	1,828
Rent	3,422	3,210	3,078
Net gain (loss) on securities and limited partnerships	2,082	(40)	621
Net gain on sale of loans	1,164	297	305
Other	1,399	3,106	533

Total non-interest income	51,631	45,524	35,746

Non-interest expense
Salaries and employee benefits (notes 12 and 13)	79,060	72,837	60,272
Occupancy	13,947	12,540	10,456
Furniture and fixtures	6,453	6,363	6,326
Outside services	17,164	18,243	15,671
Advertising, public relations, and sponsorships	5,656	4,584	2,976
Contribution to NewAlliance Foundation	-	-	40,040
Amortization of identifiable intangible assets	9,391	10,699	11,327
Conversion and merger related charges	3,389	2,156	17,591
Other	13,046	13,818	12,114

Total non-interest expense	148,106	141,240	176,773

Income before income taxes	72,606	79,993	4,593

Income tax provision (note 14)	23,769	27,394	524

Net income	$48,837	$52,599	$4,069

			For the period
			April 1 through
			December 31, 2004 (1)

Basic earnings per share (note 18)	$0.49	$0.50	$0.02
Diluted earnings per share (note 18)	0.49	0.50	0.02
Weighted-average shares outstanding (note 18)
Basic	99,981	105,110	106,520
Diluted	100,484	105,517	106,520
Dividends per share	$0.235	$0.21	$0.08

(1)	Earnings per share for 2004 was calculated using net income and weighted-average shares outstanding from the date of conversion, April 1, 2004, through December 31, 2004. Net income for this nine-month period was $2.1 million.

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the years Ended December 31, 2004, 2005 and 2006	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income (Loss)	Equity

Balance December 31, 2003	-	$-	$-	$-	$-	$-	$405,172	$829	$406,001
Issuance of common stock for initial public offering, net of
expenses of $14.8 million (note 3)	102,494	1,025	1,009,911						1,010,936
Issuance of common stock to NewAlliance Foundation,
net of tax benefit	4,000	40	42,529						42,569
Issuance of stock for acquisition	7,665	77	76,573						76,650
Dividends declared ($0.08 per share)							(8,537)		(8,537)
Shares purchased for ESOP				(109,451)					(109,451)
Allocation of ESOP shares, net of tax			(60)	2,433					2,373
Comprehensive income
Net income							4,069		4,069
Other comprehensive loss, net of tax (note 17)								(8,238)	(8,238)

Total comprehensive loss									(4,169)

Balance December 31, 2004	114,159	1,142	1,128,953	(107,018)	-	-	400,704	(7,409)	1,416,372
Common stock issued for acquisition	738	7	10,096						10,103
Dividends declared ($0.21 per share)							(22,332)		(22,332)
Allocation of ESOP shares, net of tax			(138)	3,662					3,524
Treasury shares acquired (note 16)	(9,498)					(138,473)			(138,473)
Treasury stock issued for restricted stock awards under the LTCP	3,425		(1,196)		(41,302)	50,475			7,977
Other, net			91						91
Comprehensive income
Net income							52,599		52,599
Other comprehensive loss, net of tax (note 17)								(18,993)	(18,993)

Total comprehensive income									33,606

Balance December 31, 2005	108,824	1,149	1,137,806	(103,356)	(41,302)	(87,998)	430,971	(26,402)	1,310,868
Common stock issued for acquisition	2,577	26	35,826						35,852
Dividends declared ($0.235 per share)							(24,159)		(24,159)
Allocation of ESOP shares, net of tax			25	3,659					3,684
Treasury shares acquired (note 16)	(1,851)					(26,662)			(26,662)
Exercise of stock options	4					55			55
Restricted stock expense					8,315				8,315
Stock option expense			4,657						4,657
Adjustment to initially apply SFAS No. 158, net of tax of $(3,106)								(5,767)	(5,767)
Comprehensive income:
Net income							48,837		48,837
Other comprehensive income, net of tax (note 17)								6,625	6,625

Total comprehensive income									55,462

Balance December 31, 2006	109,554	$1,175	$1,178,314	$(99,697)	$(32,987)	$(114,605)	$455,649	$(25,544)	$1,362,305

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

(In thousands)	2006	2005	2004

Cash flows from operating activities
Net income	$48,837	$52,599	$4,069
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	500	400	600
Loss on sale of OREO	21	-	16
Contribution of common stock to the NewAlliance Foundation	-	-	40,000
Restricted stock compensation expense	8,315	7,977	-
Stock option compensation expense	4,657	-	-
ESOP expense	3,684	3,524	2,373
Amortization of identifiable intangible assets	9,390	10,699	11,327
Net amortization/accretion of fair market adjustments from net assets acquired	(7,241)	(8,781)	(7,383)
Net amortization/accretion of investment securities	1,503	6,776	8,690
Change in deferred income taxes	1,033	5,213	(5,851)
Depreciation and amortization	6,232	5,939	6,433
Net securities gains	(82)	(40)	(616)
Net gain on sales of performing loans	(1,164)	(297)	(305)
Proceeds from sales of loans held for sale	47,695	54,131	18,465
Loans originated for sale	(46,809)	(56,467)	-
Loss (gain) on sale of fixed assets	107	(642)	(14)
(Gain) loss on limited partnerships	(2,000)	80	-
Increase in cash surrender value of bank owned life insurance	(4,014)	(2,416)	(1,828)
Increase in other assets	(46,451)	(6,108)	(22,698)
Decrease in other liabilities	(6,055)	(13,016)	(15,381)

Net cash provided by operating activities	18,158	59,571	37,897

Cash flows from investing activities
Purchase of securities available for sale	(328,860)	(910,662)	(8,583,174)
Purchase of securities held to maturity	(249,660)	(95,955)	(550)
Proceeds from maturity, sales, calls and principal reductions of securities available for sale	578,292	788,594	8,259,752
Proceeds from maturity, calls and principal reductions of securities held to maturity	34,738	5,226	50
Proceeds from sales of fixed assests	490	3,839	1,683
Net (increase) decrease in loans held for investment	(408,017)	(133,667)	103,577
Net cash paid for acquisitions	(5,581)	(995)	(529,260)
Proceeds from sales of other realestate owned	347	-	146
Purchase of bank owned life insurance	(50,000)	-	-
Proceeds from bank owned life insurance	14	26	11
Purchase of premises and equipment	(6,131)	(5,796)	(6,686)

Net cash used in investing activities	(434,368)	(349,390)	(754,451)

Cash flows from financing activities
Net (decrease) increase in customer deposit balances	(72,007)	101,953	(74,668)
Net increase (decrease) in short-term borrowings	21,028	(55,002)	59,412
Proceeds from long-term borrowings	892,082	626,198	1,081,644
Repayments of long-term borrowings	(391,889)	(249,837)	(1,101,317)
Net proceeds from common stock offering	-	-	1,010,936
Acquisition of common stock by ESOP	-	-	(109,451)
Shares issued for stock option exercise	55
Acquisition of treasury shares	(26,662)	(138,473)	-
Dividends paid	(24,159)	(22,332)	(8,537)

Net cash provided by financing activities	398,448	262,507	858,019

Net decrease (increase) in cash and cash equivalents	(17,762)	(27,312)	141,465

Cash and cash equivalents, beginning of period	173,787	201,099	59,634

Cash and cash equivalents, end of period	$156,025	$173,787	$201,099

Supplemental information
Cash paid for
Interest on deposits and borrowings	$157,150	$98,908	$59,548
Income taxes paid (refunded), net	17,025	3,201	(2,195)
Noncash transactions Loans transferred to other real estate owned	368	-	51

In 2006, the fair values of noncash assets acquired and liabilities assumed in the acquisition of Cornerstone were $212.3 million and $199.9 million, respectively.

In 2006, approximately 2.6 million shares of common stock, valued at approximately $35.9 million were issued in connection with the acquistion of Cornerstone and the contingent payment due to former shareholders of Trust Company.

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

Material estimates that are particularly susceptible to significant near-term change relate to the determination of the allowance for loan losses, the obligation and expense for pension and other postretirement benefits, and estimates used to evaluate asset impairment including income tax accruals and the recoverability of goodwill and other intangible assets.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and short-term investments with original maturities of three months or less. At December 31, 2006, included in the balance of cash and due from banks were cash on hand of $23.1 million and required reserves in the form of deposits with the Federal Reserve Bank of $24.1 million. Short-term investments included money market funds and commercial paper of $28.1 million and $46.5 million at December 31, 2006 and 2005, respectively.

Investment Securities
Marketable equity and debt securities are classified as either trading, available for sale, or held to maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Federal Home Loan Bank (“FHLB”) stock is a non-marketable security reported at cost. At December 31, 2006 and 2005, the Company had no debt or equity securities classified as trading.

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

Investments in Limited Partnerships
The Company invests in limited partnerships. As of December 31, 2006 and 2005, the carrying value of the Company’s investment in limited partnerships was approximately $6.4 million and $4.0 million, respectively, and are included in other assets. The investments in limited partnerships, for which the Company has a 5.0% or greater ownership interest which is deemed to constitute the ability to exercise significant influence, are reviewed and adjusted quarterly based on the equity method. If the Company does not have the ability to exercise significant influence, the Company’s investment is accounted for under the cost method and the carrying value is periodically evaluated for other than temporary impairment.

During the quarter ended September 30, 2006, it was determined that investments in four of the Company’s limited partnerships that had been accounted for under the cost method through June 30, 2006 should have been accounted for under the equity method. As a result of this change to the equity method, the Company recorded a non-cash cumulative adjustment to net income of $1.3 million, or $0.01 per diluted share on an earnings per share basis. Because the amounts involved were not material to our financial statements, quantitatively or qualitatively, in any individual prior period, and the cumulative amount is not material to 2006 results, we recorded the cumulative adjustment, which increased both “Net gain on securities and limited partnerships” and “Other assets” by $1.9 million in the third quarter of 2006.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

The Company had historically originated Small Business Administration (“SBA”) loans which have been held in its portfolio. However, with the acquisition of Cornerstone Bancorp, the Company became involved in the SBA loan secondary market. The Company currently sells the guaranteed portion of SBA loans that meet certain criteria and retains the unguaranteed portion and the right to service the sold portion of the loan in its portfolio. Such loans are included in loans held for sale on the balance sheet upon origination. SBA loans held for sale are valued at the lower of cost (less principal payments received and net of deferred fees and costs) or estimated fair value. Fair value is estimated using quoted market prices. All other loan originations are classified as loans not held for resale.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Trust Assets
The Bank had approximately $1.06 billion and $1.15 billion of assets under management at December 31, 2006 and 2005, respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements since they are not owned by the Bank.

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

The Company uses a September 30 measurement date. The discount rate is set for the retirement plans by reference to investment grade bond yields. The expected long-term rate of return on the assets held in our defined pension plan is based on market and economic conditions, the Plan’s asset allocation and other factors.

Based on our review of rates at September 30, the discount rate for all of our employee benefit plans increased from 5.50% to 5.75% and the expected long-term rate of return on the pension plan assets remained the same at 8.25% for 2005 and 2006. Pension expense is very sensitive to changes in the discount rate and the expected return on assets. Continued volatility in pension expense is expected as assumed investment returns vary from actual.

Stock-Based Compensation
On January 1, 2006, the Company began accounting for stock option and restricted stock awards in accordance with revised SFAS No. 123 (“SFAS No. 123R”), “Shared Based Payment,” and chose the modified prospective application transition method provided for under this statement. Under SFAS No. 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period. The financial impact of the implementation of SFAS No. 123R in 2006 was $3.0 million, net of tax. Additional information is discussed in Note 13 of the Notes to Consolidated Financial Statements. Prior to the adoption of SFAS No. 123R, the Company accounted for stock options and restricted stock in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense was not recognized for fixed stock options as the exercise price of the option was equal to the fair value of the underlying stock at the grant date. The fair value of restricted stock awards, measured at grant date, was amortized to compensation expense on a straight-line basis over the vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation,” encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, the Company continued to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 through December 31, 2005 and disclosed certain proforma amounts as if the fair value approach of SFAS No. 123 had been applied.

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

Costs that do not meet the conditions for inclusion in the allocation of acquisition cost are expensed as incurred and are reported as Conversion and Merger Related Charges. These merger charges consist primarily of consulting, legal, system conversion, printing and advertising costs associated with acquired companies, acquisition targets and potential acquisition targets. Certain merger related charges continue to be incurred after the closing of theses acquisitions primarily due to the timing of banking system conversion activities, which often occur several months after the closing of an acquisition. The Company expects to incur similar charges in the future.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income for the years ended December 31, 2006, 2005 and 2004 in the Consolidated Statement of Changes in Stockholders’ Equity. The components of comprehensive income are presented in Note 17 of the Notes to Consolidated Financial Statements.

Segment Reporting
The Company’s only business segment is Community Banking. During the years ended 2006, 2005 and 2004 this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

The conversion to a stock bank occurred on April 1, 2004, resulting in shares outstanding only for the nine months ended December 31, 2004. Earnings per share for the years ended December 31, 2006 and 2005 and for the period April 1, through December 31, 2004, can be found in Note 18 of the Notes to Consolidated Financial Statements.

2.     Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, to permit all entities to choose to elect to measure eligible financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings. Eligible items include any recognized financial assets and liabilities with certain exceptions including but not limited to, deposit liabilities, investments in subsidiaries, and certain deferred compensation arrangements. The decision about whether to elect the fair value option is generally applied on an instrument-by-instrument basis, is generally irrevocable, and is applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. This Statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Management is currently analyzing the impact of making this election for any of the Company’s eligible financial assets or liabilities.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” – an amendment of SFAS Nos. 87, 88, 106, and 132(R), that requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets for fiscal years ending after December 15, 2006. The Standard also requires that employers measure plan assets and obligations as of the date of their financial statements. This Statement requires a public entity that currently measures plan assets and benefit obligations as of a date other than the date of its statement of financial position to implement the change in measurement date for fiscal years ending after December 15, 2008. Amounts recognized pursuant to SFAS No. 158 will not affect the Bank’s regulatory capital. The impact of adopting SFAS No. 158 on December 31, 2006, was a reduction to shareholders equity of $5.8 million, net of tax, with no impact to the consolidated statements of income and cash flows. This decrease is based on the September 30, 2006 valuation measurement date for pension costs.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements a corporation must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Management has adopted the provisions of SAB 108 as of December 31, 2006. The adoption did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP, it establishes a fair value hierarchy and will require companies to make expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, but early adoption is permitted. Management has elected not to early adopt SFAS No. 157 and believes that the adoption of SFAS No. 157 will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the Emerging Issue Task Force (“EITF”) affirmed as a final consensus EITF Issue No. 06-4 – “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. Issue 06-4 stipulates that the agreement by the employer to share a portion of a life insurance policy with the employee during the employees’ post retirement period is a post retirement benefit arrangement and the purchase of a split dollar life insurance policy does not constitute a settlement of the postretirement benefit as defined in SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”. Issue 06-4 requires a liability to be recorded for the postretirement obligation. Issue 06-4 is applicable for the first annual or interim reporting period beginning after December 15, 2007 and should be applied through either (1) a cumulative effect adjustment to retained earnings or (2) retrospective application in accordance with the guidance in SFAS No. 154, “Accounting for Changes in Error Corrections”, but early adoption is permitted. Management has elected not to early adopt EITF 06-4 and has not yet analyzed the estimated impact on the Company’s consolidated financial statements.

On July, 13, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes”. This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. As a result of the timing and issuance date of FIN 48, Management is not permitted to early adopt FIN 48. Although Management is still analyzing the impact of adopting FIN 48, Management expects the adoption of FIN 48 will result in a decrease of tax reserves by approximately $427,000. The decrease will impact goodwill and shareholders’ equity.

In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. The statement is an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and was issued with the intention of simplifying the accounting for servicing assets and liabilities by permitting an entity with a separately recognized servicing asset or servicing liability to choose either the amortization or fair value method for the subsequent measurement. The statement also permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent fair value measurement attribute.

SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, but early adoption is permitted. Management has elected not to early adopt SFAS No. 156, has determined that the Company will use the amortization method to subsequently measure servicing assets and liabilities and believes that the adoption of SFAS No. 156 will not have a material impact on the Company’s consolidated financial statements.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments”, which amends SFAS Nos. 133 and 140. SFAS No. 155, including clarifying guidance, allows financial instruments that have embedded derivatives to be accounted

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The standard also:

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

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, but early adoption is permitted. Management has elected not to early adopt SFAS No. 155 and believes that the adoption of SFAS No. 155 will not have a material impact on the Company’s consolidated financial statements.

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

The Bank established the NewAlliance Foundation (the “Foundation”) in connection with the conversion. The Foundation was funded with the above-mentioned contribution of 4,000,000 shares of the Company’s common stock and $40,000 of cash. This contribution resulted in the recognition of expense, equal to the offering price ($10) of the shares contributed and $40,000 in cash, during the quarter ended June 30, 2004, net of tax benefits. The Company realized an additional tax benefit of $3.9 million that was recorded as an increase to stockholders’ equity because the basis for the contribution for tax purposes is the fair market value of the stock on the first day of trading (approximately $15 per share). The Foundation is dedicated to charitable purposes including community development activities within the Bank’s local communities.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

4.     Business Combinations

The following table summarizes acquisitions completed between April 1, 2004 and December 31, 2006.

		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Cornerstone Bancorp, Inc.	1/2/2006	$211,358	$18,290	$25,041	$6,777	$14,261	2,393	$47,519

Trust Company of Connecticut	7/1/2005	5,611	4,937	10,487	7,277	6,528	922	19,499

Connecticut Bancshares, Inc.	4/1/2004	2,541,575	239,139	368,702	56,609	610,600	-	610,600

Alliance Bancorp of New England, Inc.	4/1/2004	427,631	26,664	49,464	10,010	191	7,665	76,841

The transactions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

Westbank Corporation Acquisition

On January 2, 2007 the Company completed the acquisition of Westbank Corporation (“Westbank”), the parent company of Westbank. Under the terms of the purchase agreement, each outstanding share of common stock of Westbank was converted into the right to elect to receive $23.00 in cash, the right to receive 1.5646 shares of the Company stock, or a combination thereof. All outstanding options to acquire shares of Westbank common stock were cancelled in consideration of a lump sum cash payout in the amount equal to the excess, if any of $23.00 over the per share exercise price of such stock options. As a result of the elective option, the merger consideration each Westbank shareholder elects to receive was adjusted, so that 50% of the total merger consideration was paid in company stock. The aggregate merger consideration is valued at approximately $117.4 million. Westbank had assets of approximately $721 million and stockholders’ equity of approximately $43 million on January 2, 2007.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

5.     Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2006 and 2005 are as follows:

	December 31, 2006				December 31, 2005

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$8,801	$1	$(145)	$8,657	$8,877	$1	$(133)	$8,745
U.S. Government sponsored enterprise obligations	229,244	184	(678)	228,750	159,008	19	(1,641)	157,386
Corporate obligations	38,779	-	(739)	38,040	54,831	48	(1,262)	53,617
Other bonds and obligations	84,728	98	(689)	84,137	120,663	191	(1,006)	119,848
Marketable and trust preferred equity securities	183,432	1,221	(822)	183,831	161,122	783	(1,099)	160,806
Mortgage-backed securities	1,658,305	1,163	(30,019)	1,629,449	1,899,374	537	(36,842)	1,863,069

Total available for sale	2,203,289	2,667	(33,092)	2,172,864	2,403,875	1,579	(41,983)	2,363,471

Held to maturity
Mortgage-backed securities	301,642	2,220	(1,248)	302,614	87,104	81	(1,034)	86,151
Other bonds	5,805	2	(99)	5,708	4,630	-	(74)	4,556

Total held to maturity	307,447	2,222	(1,347)	308,322	91,734	81	(1,108)	90,707

Total securities	$2,510,736	$4,889	$(34,439)	$2,481,186	$2,495,609	$1,660	$(43,091)	$2,454,178

At December 31, 2006, the net unrealized loss on securities available for sale of $30.4 million, net of income taxes of $10.6 million, is included in the Company’s Consolidated Balance Sheets as accumulated other comprehensive loss of $19.8 million. At December 31, 2005, the net unrealized loss on securities available for sale of $40.4 million, net of income taxes of $14.0 million, is included in accumulated other comprehensive loss of $26.4 million.

The following tables present the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of December 31, 2006 and 2005, respectively.

	December 31, 2006

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Treasury obligations	$-	$-	$7,575	$145	$7,575	$145
U. S. Government sponsored enterprise obligations	85,030	133	48,008	545	133,038	678
Corporate obligations	7,105	88	30,935	651	38,040	739
Other bonds and obligations	3,790	14	42,693	774	46,483	788
Marketable and trust preferred equity obligations	973	6	26,143	816	27,116	822
Mortgage-backed securities	100,727	540	1,378,044	30,727	1,478,771	31,267

Total securities with unrealized losses	$197,625	$781	$1,533,398	$33,658	$1,731,023	$34,439

	December 31, 2006

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Treasury obligations	$3,973	$3	$3,688	$130	$7,661	$133
U. S. Government sponsored enterprise obligations	69,571	179	84,142	1,462	153,713	1,641
Corporate obligations	9,776	238	38,792	1,024	48,568	1,262
Other bonds and obligations	17,722	157	45,884	923	63,606	1,080
Marketable and trust preferred equity obligations	3,867	122	24,643	977	28,510	1,099
Mortgage-backed securities	1,068,954	15,506	752,101	22,370	1,821,055	37,876

Total securities with unrealized losses	$1,173,863	$16,205	$949,250	$26,886	$2,123,113	$43,091

Of the issues summarized above, 45 had unrealized losses for less than twelve months, and 365 had unrealized losses for twelve months or more as of December 31, 2006. Management believes that no individual unrealized loss as of December 31, 2006 represents

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions. The unrealized losses reported for trust-preferred securities, corporate obligations and other bonds and obligations relate to securities that are investment grade, and the unrealized losses on these securities are attributable to changes in market interest rates. The Company has the intent and ability to hold these securities for the time necessary to recover the unrealized losses.

As of December 31, 2006, the amortized cost and fair values of debt securities and short-term obligations, by contractual maturity, are shown below. Expected maturities may differ from contracted maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value

December 31, 2006
Due in one year or less	$181,444	$180,857	$220	$218
Due after one year through five years	131,739	130,648	4,730	4,642
Due after five years through ten years	16,055	15,931	355	347
Due after ten years	88,644	88,527	500	500

Mortgage-backed and asset-backed securities	1,658,305	1,629,449	301,642	302,615

Total debt securities	$2,076,187	$2,045,412	$307,447	$308,322

Securities with an amortized cost of $6.1 million and a fair value of $6.0 million at December 31, 2006 were pledged to secure public deposits.

The following is a summary of realized gains and losses on sales of securities available for sale during the periods presented:

	Debt Securities			Equity Securities

	Year Ended December 31,			Year Ended December 31,

(In thousands)	2006	2005	2004	2006	2005	2004

Realized gains	$131	$40	$987	$-	$-	$44
Realized losses	(50)	-	(411)	-	-	(4)

6.     Loans

The composition of the Company’s loan portfolio was as follows:

	December 31,

(In thousands)	2006	2005

Residential real estate	$1,924,648	$1,650,527
Commercial real estate	960,624	768,582
Commercial business	350,507	314,562
Consumer
Home equity and equity lines of credit	570,493	520,290
Other	16,604	22,745

Total consumer	587,097	543,035

Total loans	3,822,876	3,276,706
Allowance for loan losses	(37,408)	(35,552)

Total loans, net	$3,785,468	$3,241,154

As of December 31, 2006 and 2005, the Company’s residential real estate loan, home equity and equity line of credit portfolios are entirely collateralized by one- to four-family homes and condominiums, the majority of which are located in Connecticut. The commercial real estate loan portfolio was collateralized primarily by multi-family, commercial and industrial properties located predominantly in Connecticut. A variety of different assets, including accounts receivable, inventory and property and plant and equipment, collateralized the majority of commercial business loans.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Allowance for Loan Losses

The following table provides a summary of activity in the allowance for loan losses for the periods presented:

	Year Ended December 31,

(In thousands)	2006	2005	2004

Balance at beginning of period	$35,552	$36,163	$17,669
Net allowances gained through acquisition	2,224	-	21,498
Provision for loan losses	500	400	600
Charge-offs
Residential and commercial real estate loans	409	12	161
Commercial business loans	2,552	3,347	4,705
Consumer loans	481	286	346

Total charge-offs	3,442	3,645	5,212

Recoveries
Residential and commercial real estate loans	475	490	650
Commercial business loans	1,975	1,987	784
Consumer loans	124	157	174

Total recoveries	2,574	2,634	1,608

Net charge-offs	868	1,011	3,604

Balance at end of period	$37,408	$35,552	$36,163

Loan Servicing Rights

The components of loan servicing rights are as follows:

	Year Ended December 31,

(In thousands)	2006	2005	2004

Loan servicing rights
Balance at beginning of year	$2,702	$2,058	$1,933
Additions	902	549	730
Amortization	(654)	(540)	(588)
Change in valuation allowance	113	635	(17)

Balance, end of period	$3,063	$2,702	$2,058

Valuation reserve
Balance at beginning of year	$(113)	$(748)	$(731)
Net reductions (additions)	113	635	(17)

Balance, end of period	$-	$(113)	$(748)

At December 31, 2006 the fair value of the capitalized loan servicing rights was approximately $600,000 greater than its carrying value while the fair value approximated the carrying value at December 31, 2005. The Company services residential real estate mortgage loans that it has sold without recourse to third parties and by acquiring Cornerstone, the Company also became involved in the SBA loan secondary market. The Company currently sells the guaranteed portion of SBA loans that meet certain criteria while retaining the servicing rights. The aggregate of loans serviced for others approximates $306.4 million and $282.8 million as of December 31, 2006 and 2005, respectively.

Related Party Loans
As of December 31, 2006 and 2005, loans to related parties totaled approximately $127,000 and $154,000, respectively. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, immediate family members and owners of 10% or more of the Company’s stock. For the years ended December 31, 2006 and 2005, all related party loans were performing.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Nonperforming Assets
Nonperforming assets include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, renegotiated loans due to a weakening in the financial condition of the borrower and other real estate owned. There were no accruing loans included in the Company’s nonperforming assets as of December 31, 2006 and 2005. As of December 31, 2006 and 2005, nonperforming assets were:

	December 31,

(In thousands)	2006	2005

Non-accrual loans	$12,468	$7,391
Renegotiated loans	-	-
Other realestate owned	-	-

Total nonperforming assets	$12,468	$7,391

For the years ended December 31, 2006, 2005 and 2004, had interest been accrued at contractual rates on nonaccrual and renegotiated loans, such income would have approximated $612,000, $558,000 and $562,000, respectively. As of December 31, 2006, 2005 and 2004, no significant additional funds were committed to customers whose loans have been renegotiated or were nonperforming.

Impaired Loans
As of December 31, 2006 and 2005, the recorded investment in loans considered to be impaired was approximately $9.8 million and $4.3 million, respectively. As of December 31, 2006 and 2005, all loans considered impaired by the Company had an allowance for loan losses totaling approximately $848,000 and $524,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2006, 2005 and 2004 was approximately $8.1 million, $8.0 million and $7.1 million, respectively. For the years ended December 31, 2006, 2005 and 2004 interest income recognized on impaired loans was approximately $499,000, $824,000 and $648,000, respectively. As of December 31, 2006, there were no commitments to lend additional funds for loans considered impaired.

7.     Premises and Equipment

As of December 31, 2006 and 2005, premises and equipment consisted of:

	December 31,

(In thousands)	2006	2005

Land and land improvements	$4,238	$3,246
Buildings	63,130	60,814
Furniture and equipment	48,832	44,252
Leasehold improvements	7,181	5,004

	123,381	113,316
Less accumulated depreciation and amortization	(70,902)	(62,917)

Premises and equipment, net	$52,479	$50,399

Total depreciation and amortization expenses amounted to $6.2 million, $5.9 million and $6.4 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

8.     Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the year ended December 31, 2006 are summarized as follows:

			Other	Total
		Core Deposits	Identifiable	Identifiable
		and Customer	Intangible	Intangible
(In thousands)	Goodwill	Relationship	Assets	Assets

Balance, December 31, 2005	$425,001	$49,149	$2,867	$52,016
Cornerstone acquisition	25,041	6,777	-	6,777
Additional Trust Company of Connecticut merger consideration	4,289	-	-	-
Other	(73)	-	-	-
Amortization expense	-	(7,480)	(1,910)	(9,390)

Balance, December 31, 2006	$454,258	$48,446	$957	$49,403

Estimated amortization expense for the year ending:
2007		$6,956	$957	$7,913
2008		6,628	-	6,628
2009		6,371	-	6,371
2010		6,185	-	6,185
2011		6,185	-	6,185
Thereafter		16,121	-	16,121

The components of identifiable intangible assets are as follows:

	Original		Balance
	Recorded	Cumulative	December 31,
(In thousands)	Amount	Amortization	2006

Identifiable intangible assets
Core deposits and customer relationship	$71,313	$22,867	$48,446
Other	9,758	8,801	957

Total	$81,071	$31,668	$49,403

9.     Other Assets

Components of other assets are as follows:

	December 31,
(In thousands)	2006	2005

Deferred tax asset	$27,425	$27,971
Accrued interest receivable	29,440	25,684
Prepaid pension asset	4,696	11,921
Prepaid cash for acquisitions	58,705	14,254
Receivable arising from securities transactions	3,498	3,262
Investments in limited partnerships and other investments	8,018	7,997
Loan servicing rights	3,064	2,702
All other	17,184	11,502

Total other assets	152,030	105,293

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

10.     Deposits

A summary of deposits by account type is as follows:

	December 31,
(In thousands)	2006	2005

Savings	$774,457	$781,346
Money market	509,940	554,079
NOW	384,249	342,268
Demand	464,554	486,528
Time	1,767,467	1,633,891

Total deposits	$3,900,667	$3,798,112

A summary of time deposits by remaining period to maturity is as follows:

	December 31,
(In thousands)	2006	2005

Within three months	$717,085	$353,563
After three months, but within one year	829,394	903,201
After one year, but within three years	178,506	299,368
After three years	42,482	77,759

Total time deposits	$1,767,467	$1,633,891

As of December 31, 2006 and 2005 time deposits in denominations of $100,000 or more were approximately $568.3 million and $483.8 million respectively. Interest expense paid on these deposits was approximately $24.0 million, $13.4 million and $5.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

11.     Borrowings

The following is a summary of the Company’s borrowed funds:

	December 31,	Weighted	December 31,	Weighted
(Dollars in thousands)	2006	Average Rate	2005	Average Rate

FHLB advances (1)	$1,721,886	4.44%	$1,191,280	3.87%
Repurchase agreements	172,777	3.70	179,970	2.80
Mortgage loans payable	1,592	5.29	1,716	5.41
Junior subordinated debentures issued to affiliated trusts (2)	7,609	7.34	7,809	7.34

Total borrowings	$1,903,864	4.38%	$1,380,775	3.75%

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $13.5 million and $18.2 million at December 31, 2006 and 2005, respectively.
(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $500,000 and $700,000 at December 31, 2006 and 2005, respectively. The trusts were organized by Alliance to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The following schedule presents the contractual maturities of the Company’s borrowings as of December 31, 2006:

(In thousands)	2007	2008	2009	2010	2011	2012†	Total

FHLB advances (1)	$204,475	$314,955	$287,447	$135,900	$469,154	$296,452	$1,708,383
Repurchase agreements	172,777	-	-	-	-	-	172,777
Mortgage loans payable	-	-	-	-	-	1,592	1,592
Junior subordinated debentures issued to affiliated trusts (2)	-	-	-	-	-	7,109	7,109

Total borrowings	$377,252	$314,955	$287,447	$135,900	$469,154	$305,153	$1,889,861

(1) Balances are contractual maturities and exclude $13.5 million in fair value adjustments on acquired balances.
(2) Balances are contractual maturities and exclude $500,000 in fair value adjustments on acquired balances.

FHLB advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. At December 31, 2006 and 2005, the Bank was in compliance with the FHLB collateral requirements. At December 31, 2006, the Company could borrow an additional $61.3 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $158.6 million as of December 31, 2006, all of which was available on that date. At December 31, 2006, the majority of the Company’s $1.71 billion outstanding FHLB advances were at fixed rates, while only $60.0 million had floating rates.

12.     Pension and Other Postretirement Benefit Plans

Defined Benefit and Other Postretirement Plans
The Company provides various defined benefit pension plans and other postretirement benefit plans (postretirement health and life insurance benefits) to substantially all employees. Typically employees of acquired institutions that are retained as employees of the Company after the acquisition date become eligible for the Company’s defined benefit pension plans and postretirement benefit plans as of the merger date, but receive no credit for past service except for eligibility and vesting purposes.

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

The following table sets forth changes in the benefit obligation, changes in Plan assets and the funded status of the Plans for the periods ended December 31, 2006 and 2005. The table also provides a reconciliation of the Plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets. On December 31, 2006, the Company adopted SFAS No. 158, which requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans on their balance sheets.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

			Supplemental
			Executive		Other Postretirement
	Qualified Pensions		Retirement Plans		Benefits
(In thousands)	2006	2005	2006	2005	2006	2005

Change in benefit obligation
Projected benefit obligation at beginning of year	$84,782	$83,641	$11,168	$10,132	$6,343	$6,910
Service cost	2,878	2,841	557	413	159	172
Interest cost	4,550	4,692	599	567	333	377
Plan participant contributions	-	-	-	-	226	224
Plan amendments	-	-	-	-	105	-
Actuarial loss (gain)	3,304	(2,183)	(448)	612	(111)	(775)
Benefits paid	(4,171)	(4,209)	(556)	(556)	(517)	(565)
Curtailments, settlements, special termination benefits	-	-	-	-	-	-

Projected benefit obligation at end of year	91,343	84,782	11,320	11,168	6,538	6,343

Change in plan assets
Fair value of plan assets at beginning of year	91,927	61,118	-	-	-	-
Actual return on plan assets	6,456	6,578	-	-	-	-
Employer contributions	1,827	28,440	556	556	291	341
Plan participant contributions	-	-	-	-	226	224
Benefits paid	(4,171)	(4,209)	(556)	(556)	(517)	(565)

Fair value of plan assets at end of year	96,039	91,927	-	-	-	-

Funded status at end of year	4,696	7,145	(11,320)	(11,168)	(6,538)	(6,343)
Employer contributions after measurement date	-	-	-	139	-	80
Unrecognized transition obligation	-	-	-	-	-	271
Unrecognized prior service cost	-	696	-	85	-	-
Unrecognized net actuarial loss (gain)	-	4,080	-	56	-	(98)
Additional minimum liability	-	-	-	(79)	-	-

Net amount recognized in Company’s consolidated balance sheets	$4,696	$11,921	$(11,320)	$(10,967)	$(6,538)	$(6,090)

Accumulated benefit obligation	$83,539	$78,680	$9,333	$9,316	$(6,538)	$6,343

The following table presents the incremental effect of applying SFAS Statement No. 158 on individual line items in the Company’s consolidated balance sheet as of December 31, 2006:

	Before application		After application of
(In thousands)	of Statement 158	Adjustment	Statement 158

Prepaid pension asset	$13,138	$(8,442)	$4,696
Deferred tax asset	24,319	3,106	27,425
Total assets	7,253,032	(5,336)	7,247,696
Liability for pension benefits	17,427	431	17,858
Total liabilities	5,884,960	431	5,885,391
Accumulated other comprehensive loss	(19,777)	(5,767)	(25,544)
Total stock holders’ equity	1,368,072	(5,767)	1,362,305

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The following table presents the amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost as of December 31, 2006. There were no amounts in other comprehensive income as of December 31, 2005.

		Supplemental
		Executive	Other
	Qualified	Retirement	Postretirement
(In thousands)	Pension	Plans	Benefits

Transition obligation	$-	$90	$187
Prior service cost	419	48	66
Actuarial loss (gain)	5,068	14	(125)

Unrecognized components of net periodic benefit cost in accumulated other comprehensive income, net of tax	$5,487	$152	$128

The components of net periodic pension cost for the periods indicated were as follows (in thousands):

	Year Ended December 31,

Qualified pension	2006	2005	2004

Service cost - benefits earned during the period	$2,878	$2,841	$2,283
Interest cost on projected benefit obligation	4,550	4,693	3,746
Expected return on plan assets	(6,945)	(5,036)	(4,205)
Amortization and deferral	51	51	(133)
Recognized net loss	76	105	93

Net periodic pension cost	$610	$2,654	$1,784

Supplemental retirement plans

Service cost - benefits earned during the period	$557	$413	$337
Interest cost on projected benefit obligation	599	567	532
Expected return on plan assets	-	-	-
Amortization and deferral	11	27	28
Recognized net (gain) loss	(413)	585	999
Additional amount due to settlement, curtailment or special termination benefits	-	-	(2,033)
Additional amount recognized due to creation of SERP	-	-	1,090

Net periodic benefit cost	$754	$1,592	$953

Other post retirement benefits

Service cost - benefits earned during the period	$159	$172	$119
Interest cost on projected benefit obligation	333	377	268
Expected return on plan assets	-	-	-
Amortization and deferral	55	52	52
Recognized net gain	(17)	(2)	(5)

Net periodic benefit cost	$530	$599	$434

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

		Supplemental
		Executive	Other
	Qualified	Retirement	Postretirement
(In thousands)	Pension	Plans	Benefits

Transition obligation	$-	$-	$52
Prior service cost	51	7	12
Actuarial loss (gain)	437	-	(23)

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Other
	Qualified	Nonqualified	Postretirement
(In thousands)	Pensions	Pensions	Benefits

2007	$4,300	$559	$682
2008	4,410	567	629
2009	4,518	588	495
2010	4,647	613	481
2011	4,757	637	421
2012 - 2016	26,680	4,167	2,209

Significant actuarial assumptions used in determining the actuarial present value of the projected obligation were as follows:

Assumptions used to determine benefit obligations as of December 31,
	2006	2005

Discount Rate	5.75%	5.50%
Rate of compensation increase	4.00	4.00

Assumptions used to determine net periodic cost for years ended December 31,
	2006	2005

Discount rate	5.50%	5.75%
Expected return on plan assets	8.25	8.25
Rate of compensation increase	4.00	4.00

Assumed health care cost trend rates at December 31,
	2006	2005

Health care cost trend rate assumed for next year	10.00%	11.00%
Rate that the cost trend rate gradually declines to	5.00	5.00
Year that the rate reaches the rate it is assumed to remain at	2016	2011

Effect of one-percentage change in assumed health care cost trend rates in 2006
(In thousands)	1% Increase	1% Decrease

Effect on total service and interest components	$30,073	$(26,127)
Efect on postretirement benefit obligation	314,275	(277,746)

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

	Actual percentage of fair value		Allocation
Asset Class	2006	2005	Range

Equity securities	59.4%	62.1%	50 - 70%
Debt securities	35.4	35.3	25 - 45
Other	5.2	2.6	-

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

Plan Contributions
The Company expects to contribute $5.0 million to the pension plan, $559,000 to the SERP and $400,000 to its other postretirement plan in 2007.

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

Cash contributions made by the Bank to the Savings Plan maintained for employees meeting certain eligibility requirements amounted to $104,000 for the year ended December 31, 2004. No cash contributions were made for the years ended December 31, 2006 and 2005, respectively.

In connection with the conversion of the Bank to a state-chartered stock bank, the Company established an ESOP in April 2004, to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Company’s discretionary contributions to the ESOP over a remaining period of 27 years. The unallocated ESOP shares are pledged as collateral on the loan.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

At December 31, 2006, the loan had an outstanding balance of $104.3 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position 93-6,“Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding for purposes of computing earnings per share and are shown as a reduction of shareholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the years ended December 31, 2006, 2005, and 2004 was approximately $3.7 million, $3.6, and $2.3 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of December 31, 2006 were as follows:

Shares released for allocation	664,293
Unreleased shares	6,790,269

Total ESOP shares	7,454,562

Market value of unreleased shares at
December 31, 2006 (in thousands)	$111,360

In April of 2004, the Company also established a supplemental profit sharing plan and a supplemental ESOP (the “Supplemental Savings Plans”) that provide benefits for certain key executive officers, which are unfunded. Compensation expense related to the Supplemental Savings Plans was $11,000, $529,000 and $277,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

13.     Stock-Based Compensation

As provided for under the Company’s 2005 Long-Term Compensation Plan (the “LTCP”), which was approved by shareholders, the Company’s Compensation Committee awarded 8.6 million stock options with an exercise price of $14.39 per share and approximately 3.4 million restricted stock awards with a value of $14.39 per share to directors and certain employees on June 17, 2005. Additional stock option awards of 215,000 were made in the second half of 2005 and 66,396 were made in 2006 and have weighted average exercise prices ranging from $14.15 to $16.15. Furthermore, additional restricted stock awards of 5,041 with values ranging from $13.89 to $16.15 were made in 2006. The LTCP allows the issuance of up to 11.4 million Options or Stock Appreciation Rights, and up to 4.6 million Stock Awards or Performance Awards. On January 1, 2006, the Company began accounting for stock option and restricted stock awards in accordance with SFAS No. 123R, and chose the modified prospective application transition method provided for under this statement. Under SFAS No. 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period.

Options awarded to date are for a term of ten years. Substantially all of these options have the following vesting schedule; 40% vested at year-end 2005, 20% vested at year-end 2006 and 20% will vest at year-end of each of the years 2007 and 2008. Of the options granted in 2006, 21,396 will vest in three years and 45,000 will vest in four years. Option and share awards provide for accelerated vesting if there is a change in control, as defined in the LTCP. Compensation cost on options recognized for the year ending December 31, 2006 was approximately $4.7 million or $3.0 million after tax. There was no compensation cost on options recognized in the same period the prior year because the Company continued to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 through December 31, 2005. It is anticipated that the Company will recognize expense on options of approximately $4.5 million and $4.2 million in 2007 and 2008, respectively and approximately $57,000 over 2009 and 2010, unless additional awards are granted. The Company has assumed a 0.4% forfeiture rate on options as the majority of the options have been awarded to senior level management and the Company has only experienced one significant forfeiture. Management considers this forfeiture to be an aberration that is unlikely to occur again.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The following table presents the weighted-average fair value and related assumptions using the Black-Scholes Option Pricing Model for all stock options granted during the years ended December 31, 2006 and December 31, 2005.

	2006	2005

Weighted-average fair value	$2.49	$2.61
Risk-free interest rate	4.77%	3.89%
Expected dividend yield	1.65%	1.53%
Expected volatility	16.14%	19.85%
Expected life (years)	3.84	3.84

Since the Company had no share-based compensation history, it used peer group historical data of recently converted thrifts for volatility and life estimates. The risk-free rate is based on the U.S Treasury yield curve in effect at the time of the grant.

A summary of option activity under the plan as of December 31, 2006 and changes during the period ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,757,100	$14.40
Granted	66,396	14.58
Exercised	(3,800)	14.39
Forfeited/cancelled	(237,960)	14.39
Expired	(154,240)	14.39

Options outstanding at December 31, 2006	8,427,496	$14.40	8.47	$16,858

Options exercisable at December 31, 2006	5,012,050	$14.40	8.46	$10,035

The weighted-average grant-date fair value of options granted in 2006 and 2005 was $2.49 and $2.61, respectively. The total intrinsic value of options exercised during 2006 was $5,700. There were no options exercised in 2005.

A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the period is presented below:

	Restricted Stock		Options

		Weighted-average		Weighted-average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1, 2006	3,424,500	$14.39	5,259,960	$2.61
Granted	5,041	14.38	66,396	2.49
Vested	(513,675)	14.39	(1,672,950)	2.61
Forfeited/Cancelled	(146,200)	14.39	(237,960)	2.61

Nonvested at December 31, 2006	2,769,666	$14.39	3,415,446	$2.61

Fifteen percent, or 513,675 shares of restricted stock awarded on June 15, 2005 with a total fair value of approximately $7.5 million, vested on January 1, 2006. Fifteen percent of the restricted stock awarded in 2005 will vest in January 1st on each of the years 2007 through 2011 and 10% on January 1, 2012, while the associated expense on the awarded stock will be recorded from the award date through 2011. The 2006 awards vest over three years. For the years ended December 31, 2006 and 2005, the Company recorded expense for awards on restricted stock of approximately $8.3 million and $8.2 million, or after tax expense of approximately $5.9 million and $5.7 million, respectively. The Company anticipates that it will record expense of approximately $7.7 million, $6.8 million, $6.3 million, $6.2 million and $4.1 million in calendar years 2007 through 2011, respectively in connection with the restricted stock awards.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The following table provides proforma net income and earnings per share for the years ended December 31, 2005 and 2004, during which time the fair value-based method was not used to account for stock-based compensation.

	Year Ended December 31,

(In thousands, except per share data)	2005	2004

Net income, as reported	$52,599		$4,069
Add: Stock-based employee compensation
expense included in reported net income, net of
related tax effects	5,851		-
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	11,799		-

Proforma net income	$46,651		$4,069

Basic EPS
As reported	$0.50	$	n/a
Proforma	0.44		n/a
Diluted EPS
As reported	$0.50	$	n/a
Proforma	0.44		n/a

14.     Income Taxes

The components of income tax expense are summarized as follows:

	Year Ended December 31,

(In thousands)	2006	2005	2004

Current tax expense
Federal	$22,693	$22,128	$6,297
State	43	53	78

Total current	22,736	22,181	6,375

Deferred tax expense (benefit) net of valuation reserve
Federal	1,033	5,213	(5,851)
State	-	-	-

Total deferred	1,033	5,213	(5,851)

Total income tax expense	$23,769	$27,394	$524

For the years ended December 31, 2006, 2005 and 2004, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

	Year Ended December 31,

(In thousands)	2006	2005	2004

Provision for income taxes at statutory rate	$25,412	$27,998	$1,608
Increase (decrease) in taxes resulting from:
State income tax expense (benefit)	28	34	50
Dividends received deduction	(359)	(382)	(275)
Bank-owned life insurance	(1,405)	(846)	(640)
Low income housing and other tax credits	(207)	(78)	(261)
Excess compensation - 162(m)	741	544	-
Valuation allowance adjustment, charitable contribution	36	373	-
Valuation allowance adjustment, capital loss	(78)	(64)	-
Tax exempt obligations	(200)	(211)	-
Other, net	(199)	26	42

Provision for income taxes	$23,769	$27,394	$524

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The tax effects of temporary differences and tax carryforwards that give rise to deferred tax assets and liabilities are presented below:

	December 31,
(In thousands)	2006	2005

Deferred tax assets
Bad debts	$15,076	$14,343
Pension and postretirement benefits	10,367	4,169
Certificate of deposits	774	2,260
Borrowings	10,008	11,967
Noncompete agreements	3,516	3,087
Charitable contribution carryover	17,467	20,586
Federal net operating loss carryover	493	1,127
State net operating loss carryover	8,745	11,223
Unrealized loss on available for sale securities	10,649	14,142
Restricted stock	4,605	2,712
Other, net	1,522	2,145

Total gross deferred tax assets	83,222	87,761
Less valuation allowance	(16,808)	(19,110)

Total deferred tax assets, net of valuation allowance	66,414	68,651
Deferred tax liabilities
Core deposit intangible	19,291	19,669
Loans	2,171	2,836
Premises and equipment, principally due to difference in depreciation	2,055	2,657
Limited partnerships	5,074	4,432
Net deferral of loan origination costs	3,697	2,906
Bond accretion	161	920
Investments	5,347	6,043
Other	1,193	1,217

Total gross deferred tax liabilities	38,989	40,680

Net deferred tax asset	$27,425	$27,971

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The allocation of deferred tax benefit involving items charged to income, items charged directly to stockholders’ equity and items charged to goodwill are as follows:

	Year Ended December 31,

	2006		2005		2004

(In thousands)	Federal	State	Federal	State	Federal	State

Deferred tax (benefit) expense allocated to:
Stockholders’ equity, tax effect of unrealized losses
on marketable equity securities	$3,405	$-	$(12,060)	$-	$(2,410)	$-
Stockholders’ equity, tax benefit for difference between
book and tax basis for the Foundation contribution,
net of a $3.7 million valuation allowance	-	-	-	-	(2,569)	-
Stockholders’ equity, tax impact of change in minimum
pension liability	(3,078)	-	1,887	-	(1,914)	-
Goodwill	(814)	-	3,477	-	(11,184)	-
Income (loss)	1,033	-	5,213	-	(5,851)	-

Total deferred tax (benefit) expense	$546	$-	$(1,483)	$-	$(23,928)	$-

Management believes it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance.

The Company has federal net operating loss carryforwards of $1.4 million at December 31, 2006, which expire in 2025. This carryforward is from the acquisition of Cornerstone and is subject to limitation under Internal Revenue Code Section 382. The yearly limitation on usage of the net operating loss is $2.1 million and management expects to utilize this carryforward in 2007. The Company has state net operating loss carryforwards at December 31, 2006 of $179.4 million which expire between 2020 and 2027. As of December 31, 2006 and 2005, the Company had a valuation allowance of $11.5 million and $13.5 million, respectively, against its state deferred tax asset, including the state net operating loss carryforwards, in connection with the creation of a Connecticut passive investment company pursuant to legislation enacted in 1998. Under this legislation, Connecticut passive investment companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax.

At December 31, 2006, the Company has charitable contribution carryforwards of $46.4 million, which expire in 2009. The charitable contribution carryforward primarily resulted from the charitable contribution of 4,000,000 shares of the Company’s stock and $40,000 of cash to the NewAlliance Foundation in 2004. The utilization of charitable contributions for any tax year is limited to 10% of taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. A corporation is permitted to carry over to the five succeeding tax years contributions that exceeded the 10% limitation, but deductions in those years are also subject to the maximum limitation. At December 31, 2006 and 2005, the Company has a valuation allowance of $5.3 million and $5.2 million, respectively against charitable contributions that are expected to expire in 2009 unused based on Management’s estimate of future taxable income. The estimate of future taxable income is based on significant judgment as to the amount and timing of various income and expense amounts. Management will reassess the estimate of future taxable income as facts and circumstances dictate. Changes in judgment concerning future taxable income may result in a change to the valuation allowance.

Capital losses can only be used to offset capital gains. Excess losses over gains can be carried back three years or carried forward five years. As of December 31, 2006, there is no valuation allowance for the tax effect of capital loss carryforwards associated with realized and unrealized capital losses on capital assets. As of December 31, 2005, there was a valuation allowance of $331,000 related to capital assets. The valuation allowance decreased by $331,000 of which $78,000 was credited to continuing operations, $88,000 was charged to equity and $165,000 was charged to goodwill relating to acquisitions.

A deferred tax liability has not been recorded for the tax reserve for bad debts of approximately $49.8 million that arose in tax years beginning before December 31, 1987 (the “base year amount”). A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. The base year amount will only be recognized into taxable income if the Bank ceases to be a bank or if the Bank makes distributions of property to a shareholder with respect to its stock that is in excess of the Bank’s earnings and profits accumulated in taxable years beginning after December 31, 1951. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

15.     Commitments and Contingencies

Cash and Due from Banks Withdrawal and Usage Restrictions
The Company is required to maintain reserves against its transaction accounts and non-personal time deposits. As of December 31, 2006 and 2005, the Company was required to have deposits at the Federal Reserve Bank of approximately $24.1 million and $26.8 million, respectively, to meet these requirements.

Leases
The Company leases certain of its premises and equipment under lease agreements, which expire at various dates through October 31, 2021. The Company has the option to renew certain of the leases at fair rental values. Rental expense was approximately $3.7 million, $2.9 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum payments, by fiscal year in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following:

(In thousands)	Amount

2007	$3,236
2008	3,041
2009	2,494
2010	2,141
2011	1,268
thereafter	4,800

Total	$16,980

Commitments to Extend Credit
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

The table below summarizes the Company’s commitments and contingencies discussed above.

	December 31,
(In thousands)	2006	2005

Loan commitments	$42,460	$68,160
Unadvanced portion of construction loans	234,993	98,360
Standby letters of credit	24,625	11,701
Unadvanced portion of lines of credit	527,310	491,977

Total commitments	$829,388	$670,198

Forward sale commitments are entered into with respect to certain individual residential loan origination commitments, with delivery conditional on the closing of the related loans. The forward sale commitments generally require delivery within 60 days from application of the related loan, and conformity with standard secondary market guidelines including loan documentation. The total outstanding amount of forward mortgage sale commitments was $1.6 million and $2.0 million at December 31, 2006 and 2005, respectively. The Company has no other off-balance sheet financial instruments that qualify as derivative instruments. Changes in the fair value of forward sale commitments and related origination commitments are equal in amount due to the Bank’s practice of entering into a sale commitment at the time it issues an origination commitment for a particular loan. Forward sales commitments related to closing loans are accounted for as fair value hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Because the forward sale commitments relate to specific closed loans, changes in the fair value of the forward commitments offset changes in the fair value of the related loans.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

Investment Commitments
As of December 31, 2006 and 2005, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $3.1 million and $3.4 million, respectively, which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

Litigation
A conversion-related civil action was brought against the Company in June, 2004. This action was brought in U.S. District Court, New Haven, Connecticut. The plaintiffs claimed that their right to purchase stock in the Company’s conversion offering was improperly limited by the Company because of its allegedly wrongful determination that those entities were acting in concert with other entities whose subscription rights were also restricted, and because the Company improperly communicated that determination to the plaintiffs. The Company disputed the plaintiffs’ allegations and defended the case vigorously. On November 3, 2005, the Court granted Summary Judgment in favor of the Company and denied the Summary Judgment motion of the plaintiffs. The plaintiffs appealed the decision of the District Court to the United States Court of Appeals for the Second Circuit, which upheld the Summary Judgment in favor of the Company during the fourth quarter of 2006.

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of the Company.

16.     Stockholders’ Equity

At December 31, 2006, stockholders’ equity amounted to $1.36 billion, or 18.8% of total assets, compared to $1.31 billion, or 20.0%, at December 31, 2005. The Company paid cash dividends of $0.235 and $0.21 per share on common stock during the years ended December 31, 2006 and 2005, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. Management believes that as of December 31, 2006 and December 31, 2005 the Company and the Bank met all capital adequacy requirements to which it was subject.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no events or conditions, which have occurred subsequent to the notification that would change the Bank’s capital category. The following is a summary of the Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005, compared to the required amounts and ratios for minimum capital adequacy and for classification as a well capitalized institution:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
December 31, 2006
Tier 1 Capital (to Average Assets)	$675,714	10.1%	$267,189	4.0%	$333,986	5.0%
Tier 1 Capital (to Risk Weighted Assets)	675,714	17.7	152,555	4.0	228,832	6.0
Total Capital (to Risk Weighted Assets)	713,141	18.7	305,110	8.0	381,387	10.0

December 31, 2005
Tier 1 Capital (to Average Assets)	$601,971	10.0%	$241,043	4.0%	$301,303	5.0%
Tier 1 Capital (to Risk Weighted Assets)	601,971	17.6	136,899	4.0	205,349	6.0
Total Capital (to Risk Weighted Assets)	637,523	18.6	273,798	8.0	342,248	10.0

NewAlliance Bancshares, Inc.
December 31, 2006
Tier 1 Capital (to Average Assets)	$885,114	13.2%	$268,168	4.0%	$335,210	5.0%
Tier 1 Capital (to Risk Weighted Assets)	885,114	22.7	155,871	4.0	233,807	6.0
Total Capital (to Risk Weighted Assets)	922,541	23.7	311,743	8.0	389,678	10.0

December 31, 2005
Tier 1 Capital (to Average Assets)	$866,567	14.3%	$242,239	4.0%	$302,799	5.0%
Tier 1 Capital (to Risk Weighted Assets)	866,567	25.0	138,686	4.0	208,029	6.0
Total Capital (to Risk Weighted Assets)	902,119	26.0	277,372	8.0	346,715	10.0

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

Share Repurchase Plan
On January, 31, 2006, the Company’s Board of Directors authorized a second repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. The Company repurchased 540,300 shares of common stock at a weighted average price of $13.96 per share as of December 31, 2006. There is no set expiration date for this repurchase plan.

During the quarter ended March 31, 2006, the Company completed its repurchase of approximately 10.7 million shares of common stock at a weighted average price of $14.55 per share under its first repurchase plan authorized by the Company’s Board of Directors on May 9, 2005.

Liquidation Account
As part of the conversion to a stock bank on April 1, 2004, the Bank established a liquidation account for the benefit of account holders in an amount equal to the Bank’s capital of $403.8 million as of September 30, 2003. The liquidation account will be maintained for a period of ten years after the conversion for the benefit of those deposit account holders who qualified as eligible account holders at the time of the conversion and who have continued to maintain their eligible deposit balances with the Bank

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

following the conversion. The liquidation account, which totaled $106.2 million at December 31, 2006 is reduced annually by an amount equal to the decrease in eligible deposit balances, notwithstanding any subsequent increases in the account. In the event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive his/her proportionate interest in the liquidation account, after the payment of all creditors’ claims, but before distributions to the Company as the sole stockholder of the Bank. The Bank may not declare or pay a dividend on its capital stock if its effect would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account.

17.     Other Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) and other comprehensive income (loss) and the related tax effects for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,

(In thousands)	2006	2005	2004

Net income	$48,837	$52,599	$4,069
Other comprehensive income (loss), before tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	10,060	(34,516)	(6,477)
Reclassification adjustment for gains included in net income	(81)	(40)	(616)
Minimum pension liability adjustment	79	5,390	(5,469)

Other comprehensive income (loss), before tax	10,058	(29,166)	(12,562)
Income tax (expense) benefit net of valuation allowance (1)	(3,433)	10,173	4,324

Other comprehensive income (loss), net of tax	6,625	(18,993)	(8,238)

Comprehensive income (loss)	$55,462	$33,606	$(4,169)

(1)
Income tax expense related to security gains was $3.4 million for the year ended December 31, 2006. Income tax benefit related to securities losses was $12.1 million and $2.4 million, respectively, for the years ended December 31, 2005, and 2004. Included in income taxes related to securities gains and losses was a change in the valuation allowance of $88,000, $35,000 and $53,000 for the years ended December 31, 2006, 2005 and 2004, respectively, for the tax effects of unrealized capital losses on equity securities. Income tax expense related to the minimum pension liability was $28,000 and $1.9 million for the years ended December 31, 2006 and 2005, respectively, compared to an income tax benefit of $1.9 million for the year ended December 31, 2004.

18.     Earnings Per Share

The following is an analysis of the Company’s basic and diluted EPS for the periods presented:

	Year Ended December 31,		For the period
			April 1 through
(In thousands, except per share data)	2006	2005	December 31, 2004

Net income	$48,837	$52,599	$2,092
Average common shares outstanding for basic EPS	99,981	105,110	106,520
Dilutive effect of stock options and unvested stock awards (1)	503	407	-

Average common and common-equivalent shares for dilutive EPS	100,484	105,517	106,520
Net income per common share:
Basic	$0.49	$0.50	$0.02
Diluted	0.49	0.50	0.02

(1)
Not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period were options to purchase 236,105 and 215,000 shares of common stock that were outstanding at December 31, 2006 and 2005, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of the periods presented:

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amounts	Fair Value	Amounts	Fair Value

Financial Assets
Cash and due from banks	$127,948	$127,948	$127,290	$127,290
Short-term investments	28,077	28,077	46,497	46,497
Investment securities	2,480,311	2,481,186	2,455,205	2,454,178
Loans held for sale	1,528	1,528	1,222	1,222
Loans, net	3,785,468	3,804,392	3,241,154	3,243,241
Accrued income receivable	17,488	17,488	25,684	25,684
Financial Liabilities
Interest and non-interest bearing checking, savings
and money market accounts	$2,133,200	$2,133,200	$2,164,221	$2,164,221
Time deposits	1,767,467	1,758,279	1,633,891	1,618,983
Borrowed funds	1,903,864	1,862,208	1,380,775	1,337,989

20.     Selected Quarterly Consolidated Information (unaudited)

The following tables present quarterly financial information of the Company for 2006 and 2005, respectively:

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share data)	2006	2006	2006	2006

Interest and dividend income	$87,062	$86,348	$79,844	$77,778
Interest expense	47,241	43,811	37,240	33,159

Net interest income before provision for loan losses	39,821	42,537	42,604	44,619
Provision for loan losses	500	-	-	-

Net interest income after provision for loan losses	39,321	42,537	42,604	44,619
Non-interest income	12,567	14,798	12,033	12,233
Non-interest expense	35,852	34,867	36,978	40,409

Income before taxes	16,036	22,468	17,659	16,443
Income tax provision	5,127	7,369	5,850	5,423

Net income	$10,909	$15,099	$11,809	$11,020

Basic and diluted earnings per share	$0.11	$0.15	$0.12	$0.11

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share data)	2005	2005	2005	2005

Interest and dividend income	$72,810	$70,523	$68,583	$64,654
Interest expense	29,342	26,583	24,085	20,451

Net interest income before provision for loan losses	43,468	43,940	44,498	44,203
Provision for loan losses	-	400	-	-

Net interest income after provision for loan losses	43,468	43,540	44,498	44,203
Non-interest income	12,088	12,372	11,177	9,887
Non-interest expense	37,909	35,763	34,057	33,511

Income (loss) before taxes	17,647	20,149	21,618	20,579
Income tax provision (benefit)	5,996	7,405	7,108	6,885

Net income (loss)	$11,651	$12,744	$14,510	$13,694

Basic and diluted earnings per share	$0.12	$0.12	$0.14	$0.13

21.     Parent Company Statements

The Parent Company began operations on April 1, 2004 in conjunction with the Bank’s mutual-to-stock conversion and the Parent Company’s subscription and direct community offering of its common stock. The following represents the Parent Company’s balance sheets as of December 31, 2006 and 2005, and statements of income and cash flows for the years ended December 31, 2006, 2005 and for the period April 1, 2004 through December 31, 2004.

Balance Sheet
	December 31,
(In thousands)	2006	2005

Assets
Interest earning and other bank deposits	$125,493	$222,571
Investment securities	228	197
Investment in subsidiaries	1,159,949	1,053,322
Other assets	84,338	44,613

Total assets	$1,370,008	$1,320,703

Liabilities and shareholders’ equity
Accrued interest and other liabilities	$476	$2,726
Borrowings	7,227	7,109
Shareholders’ equity	1,362,305	1,310,868

Total liabilities and shareholders’ equity	$1,370,008	$1,320,703

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Income Statement
			For the period
	Year Ended December 31,		April 1 through
			December 31,
(In thousands)	2006	2005	2004

Revenues
Interest on investments	$2,942	$4,751	$3,626
Other income	139	9	28

Total revenue	3,081	4,760	3,654

Expenses
Contribution to NewAlliance Foundation	-	-	40,000
Interest on long term notes and debentures	710	701	528
Other expenses	15,852	12,024	922

Total expenses	16,562	12,725	41,450

Loss before tax benefit and equity in undistributed net income of subsidiaries	(13,481)	(7,965)	(37,796)
Income tax benefit	(4,732)	(2,839)	(13,370)

Loss before equity in undistributed net income of subsidiaries	(8,749)	(5,126)	(24,426)

Equity in undistributed net income of subsidiaries	57,586	57,725	28,495

Net income	$48,837	$52,599	$4,069

Statement of Cash Flows			For the period
	Year Ended December 31,		April 1 through
			December 31,
(In thousands)	2006	2005	2004

Cash flows from operating activities
Net income	$48,837	$52,599	$4,069
Adjustments to reconcile net income to net cash provided by operating activities
Contribution of common stock to the NewAlliance Foundation	-	-	40,000
Undistributed income of NewAlliance Bank	(57,586)	(57,725)	(28,495)
ESOP expense	3,684	3,524	2,433
Restricted stock compensation expense	8,315	7,977	-
Stock option compensation expense	4,657	-	-
Deferred tax benefit	(246)	(2,052)	(11,830)
Amortization of investment securities, net	2	27	84
Net change in other assets and other liabilities	(41,738)	(863)	8,899

Net cash provided by operating activities	(34,075)	3,487	15,160

Cash flows from investing activities
Purchase of securities available for sale	-	-	(30)
Proceeds from maturity, sales, calls and principal reductions of
securities available for sale	19	11,030	17,295
Net investment in bank subsidiary	(12,256)	42,707	(675,911)

Net cash used in investing activities	(12,237)	53,737	(658,646)

Cash flows from financing activities
Net proceeds from common stock offering	-	-	1,087,626
Acquisition of common stock by ESOP	-	-	(109,451)
Shares issued for stock option exercises	55	-	-
Acquisition of treasury shares	(26,662)	(138,473)	-
Dividends paid	(24,159)	(22,332)	(8,537)

Net cash provided by financing activities	(50,766)	(160,805)	969,638

Net increase (decrease) in cash and cash equivalents	(97,078)	(103,581)	326,152

Cash and cash equivalents, beginning of period	222,571	326,152	-

Cash and cash equivalents, end of period	$125,493	$222,571	$326,152

(c)        Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of NewAlliance Bancshares, Inc. Incorporated herein by reference is Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.
3.2	Bylaws of NewAlliance Bancshares, Inc. Incorporated herein by reference is Exhibit 3.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.
4.1	See Exhibit 3.1, Amended and Restated Certificate of Incorporation and Exhibit 3.2, Bylaws of NewAlliance Bancshares, Inc.
10.1	NewAlliance Bank Deferred Compensation Plan. Incorporated herein by reference is Exhibit 10.2 filed with the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed September 30, 2003.
10.2	Fourth Amendment to NewAlliance Bank Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.3.2 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.
10.2.1	NewAlliance Bank 2004 Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.3.3 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.
10.3	NewAlliance Bancshares, Inc. Employee Stock Ownership Plan Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.4 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.
10.4	The NewAlliance Bank 401(k) Plan Supplemental Executive Retirement Plan. (Amended and Restated Effective December 31, 2004) Incorporated herein by reference is Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q, filed November 9, 2005.
10.5	NewAlliance Bank Executive Incentive Plan. Incorporated herein by reference is Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q, filed May 8, 2006.
10.6	Employee Severance Plan. Incorporated herein by reference is Exhibit 10.8 filed with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-109266, filed December 12, 2003.
10.7.1	Amended and Restated Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Peyton R. Patterson, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.1 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.2	Amended and Restated Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Merrill B. Blanksteen, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.2 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.3	Amended and Restated Employment Agreement between NewAlliance Bancshares and NewAlliance Bank and Gail E.D. Brathwaite, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.3 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.4	Intentionally omitted.
10.7.5	Amended and Restated Employment Agreement between NewAlliance Bank and Diane L. Wishnafski, effective September 18, 2006. Incorporated herein by reference is Exhibit 10.7.5 filed with the Company’s Quarterly Report on Form 10-Q, filed November 6, 2006.
10.7.6	Amended and Restated Employment Agreement between NewAlliance Bank and Brian S. Arsenault, effective June 27, 2006. Incorporated herein by reference is Exhibit 10.7.6 filed with the Company’s Quarterly Report on Form 10-Q, filed July 8, 2006.
10.7.7	Amended and Restated Employment Agreement between NewAlliance Bank and J. Edward Diamond, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.7 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.8	Amended and Restated Employment Agreement between NewAlliance Bank and Donald T. Chaffee, effective January 3, 2006. Incorporated herein by reference is Exhibit 10.7.8 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.9	Form of Change In Control Agreement dated as of January 3, 2006 between NewAlliance Bank and Paul A. McCraven. Incorporated herein by reference is Exhibit 10.7.9 filed with the Company’s Current Report on Form 8-K, filed January 6, 2006.
10.7.10	Employment Agreement between NewAlliance Bank and Koon-Ping Chan, effective June 27, 2006. Incorporated herein by reference is Exhibit 10.7.10 filed with the Company’s Quarterly Report on Form 10-Q, filed July 8, 2006.
10.8.1	Form of Stock Option Agreement (for outside directors). Incorporated herein by reference is Exhibit 10.8.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.
10.8.2	Form of Stock Option Agreement (for employees, including senior officers). Incorporated herein by reference is Exhibit 10.8.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.

10.9.1	Form of Restricted Stock Award Agreement (for outside directors). Incorporated herein by reference is Exhibit 10.9.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.
10.9.2	Form of Restricted Stock Award Agreement (for employees, including senior officers). Incorporated herein by reference is Exhibit 10.9.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.
10.10	NewAlliance Bancshares, Inc. 2005 Long-Term Compensation Plan. Incorporated herein by reference is Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8, filed November 4, 2005.
10.11	Amendment Number one to the New Haven Savings Bank / NewAlliance Bank 2004 Supplemental Executive Retirement Plan (filed herewith).
10.12	Form of Indemnification Agreement for Directors and Certain Executive Officers (filed herewith).
14	Code of Ethics for Senior Financial Officers. Incorporated herein by reference is Exhibit 14 filed with the Company’s Annual Report on Form 10-KT, filed March 30, 2004.
21	Subsidiaries of NewAlliance Bancshares, Inc. and NewAlliance Bank (filed herewith).
31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Merrill B. Blanksteen pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Merrill B. Blanksteen pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Peyton R. Patterson	February 27, 2007
Peyton R. Patterson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Peyton R. Patterson	Chairman of the Board, President and	February 27, 2007
Peyton R. Patterson	Chief Executive Officer
(principal executive officer)

/s/ Merrill B. Blanksteen	Executive Vice President, Chief Financial	February 27, 2007
Merrill B. Blanksteen	Officer and Treasurer
(principal financial officer)

/s/ Mark F. Doyle	Senior Vice President and Chief Accounting	February 27, 2007
Mark F. Doyle	Officer
(principal accounting officer)

/s/ Douglas K. Anderson	Director	February 27, 2007
Douglas K. Anderson

/s/ Roxanne J. Coady	Director	February 27, 2007
Roxanne J. Coady

/s/ John F. Croweak	Director	February 27, 2007
John F. Croweak

/s/ Sheila B. Flanagan	Director	February 27, 2007
Sheila B. Flanagan

/s/ Richard J. Grossi	Director	February 27, 2007
Richard J. Grossi

/s/ Carlton L. Highsmith	Director	February 27, 2007
Carlton L. Highsmith

/s/ Robert J. Lyons, Jr.	Director	February 27, 2007
Robert J. Lyons, Jr.

/s/ Eric A. Marziali	Director	February 27, 2007
Eric A. Marziali

/s/ Julia M. McNamara	Director	February 27, 2007
Julia M. McNamara

/s/ Gerald B. Rosenberg	Director	February 27, 2007
Gerald B. Rosenberg

/s/ Joseph H. Rossi	Director	February 27, 2007
Joseph H. Rossi

/s/ Cornell Scott	Director	February 27, 2007
Cornell Scott

/s/ Nathaniel D. Woodson	Director	February 27, 2007
Nathaniel D. Woodson

/s/ Joseph A. Zaccagnino	Director	February 27, 2007
Joseph A. Zaccagnino