Form 10-Q
period 2007-03-31
NEWALLIANCE BANCSHARES INC
filed 2007-05-09
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to __________.

Commission File Number: 001-32007

NEWALLIANCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-2407114

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510

(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer X	Accelerated filer___	Non-accelerated filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               [     ] Yes           [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	113,452,440

Class	Outstanding at May 4, 2007

SIGNATURES

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except per share data) (Unaudited)	2007	2006

Assets
Cash and due from banks, noninterest bearing	$135,350	$127,948
Short-term investments	85,981	28,077

Cash and cash equivalents	221,331	156,025
Investment securities available for sale (note 4)	2,129,395	2,172,864
Investment securities held to maturity (note 4)	293,869	307,447
Loans held for sale	7,958	1,528
Loans, net (note 5)	4,452,142	3,785,468
Premises and equipment, net	65,062	52,479
Cash surrender value of bank owned life insurance	127,253	116,194
Goodwill (note 6)	530,584	454,258
Identifiable intangible assets (note 6)	61,400	49,403
Other assets (note 7)	89,165	152,030

Total assets	$7,978,159	$7,247,696

Liabilities
Deposits (note 8)
Non-interest bearing	$513,081	$464,554
Savings, interest-bearing checking and money market	1,833,542	1,668,646
Time	2,095,487	1,767,467

Total deposits	4,442,110	3,900,667
Borrowings (note 9)	2,026,145	1,903,864
Other liabilities	78,415	80,860

Total liabilities	6,546,670	5,885,391

Commitments and contingencies (note 13)

Stockholders’ Equity

Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	-	-

Common stock, $0.01 par value; authorized 190,000 shares; issued 121,484 shares at March 31, 2007 and 117,474 shares at December 31, 2006	1,215	1,175
Additional paid-in capital	1,238,471	1,178,314
Unallocated common stock held by ESOP	(98,783)	(99,697)
Unearned restricted stock compensation	(31,266)	(32,987)
Treasury stock, at cost (8,031 shares at March 31, 2007 and 7,919 shares at December 31, 2006)	(116,443)	(114,605)
Retained earnings	457,831	455,649
Accumulated other comprehensive loss (note 15)	(19,536)	(25,544)

Total stockholders’ equity	1,431,489	1,362,305

Total liabilities and stockholders’ equity	$7,978,159	$7,247,696

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended
	March 31,
(In thousands, except per share data) (Unaudited)	2007	2006

Interest and dividend income
Residential real estate loans	$29,820	$22,385
Commercial real estate loans	18,372	14,057
Commercial business loans	8,118	6,041
Consumer loans	10,754	8,490
Investment securities	28,865	26,186
Short-term investments	877	619

Total interest and dividend income	96,806	77,778

Interest expense
Deposits	32,021	19,007
Borrowings	21,380	14,152

Total interest expense	53,401	33,159

Net interest income before provision for loan losses	43,405	44,619
Provision for loan losses	1,000	-

Net interest income after provision for loan losses	42,405	44,619

Non-interest income
Depositor service charges	6,489	5,958
Loan and servicing income	446	756
Trust fees	1,667	1,666
Investment and insurance fees	1,674	1,610
Bank owned life insurance	1,570	636
Rent	888	807
Net gain (loss) on securities and limited partnerships	827	40
Net gain on sale of loans	197	374
Other	471	386

Total non-interest income	14,229	12,233

Non-interest expense
Salaries and employee benefits (notes 10 & 11)	21,857	20,541
Occupancy	4,404	3,522
Furniture and fixtures	1,741	1,786
Outside services	4,578	5,023
Advertising, public relations, and sponsorships	1,679	1,561
Amortization of identifiable intangible assets	3,088	2,469
Conversion and merger related charges	1,867	2,155
Other	3,555	3,352

Total non-interest expense	42,769	40,409

Income before income taxes	13,865	16,443
Income tax provision	4,569	5,423

Net income	$9,296	$11,020

Basic earnings per share (note 16)	$0.09	$0.11
Diluted earnings per share (note 16)	0.09	0.11
Weighted-average shares outstanding (note 16)
Basic	104,196,785	100,222,186
Diluted	104,699,748	101,064,757
Dividends per share	$0.06	$0.055

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Three Months Ended March 31, 2007	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	(Loss)	Equity

Balance December 31, 2006	109,554	$1,175	$1,178,314	$(99,697)	$(32,987)	$(114,605)	$455,649	$(25,544)	$1,362,305
Common stock issued for acquisition	4,009	40	58,899						58,939
Dividends declared ($0.06 per share)							(6,400)		(6,400)
Allocation of ESOP shares, net of tax			152	914					1,066
Treasury shares acquired (note 14)	(112)					(1,838)			(1,838)
Exercise of stock options	1		10			-			10
Restricted stock expense					1,721				1,721
Stock option expense			1,096						1,096
Adoption of FIN 48, net of tax (note 2)							(714)		(714)
Comprehensive income:
Net income							9,296		9,296
Other comprehensive income, net of tax (note 15)								6,008	6,008

Total comprehensive income									15,304

Balance March 31, 2007	113,452	$1,215	$1,238,471	$(98,783)	$(31,266)	$(116,443)	$457,831	$(19,536)	$1,431,489

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In thousands) (Unaudited)	2007	2006

Cash flows from operating activities
Net income	$9,296	$11,020
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,000	-
Restricted stock compensation expense	1,721	2,024
Stock option compensation expense	1,096	1,143
ESOP expense	1,066	872
Amortization of identifiable intangible assets	3,088	2,468
Net amortization/accretion of fair market adjustments from net assets acquired	(1,922)	(2,875)
Net amortization/accretion of investment securities	3	657
Change in deferred income taxes	(3,240)	1,991
Depreciation and amortization	1,769	1,691
Net securities gains	(158)	(1)
Net gain on sales of performing loans	(197)	(374)
Proceeds from sales of loans held for sale	6,622	10,020
Loans originated for sale	(13,630)	(9,550)
Loss on sale of fixed assets	-	29
Limited partnership income	(669)	(39)
Increase in cash surrender value of bank owned life insurance	(1,570)	(636)
Decrease in other assets	81,761	18,661
Decrease in other liabilities	(15,119)	(10,964)

Net cash provided by operating activities	70,917	26,137

Cash flows from investing activities
Purchase of securities available for sale	(14,110)	(4,436)
Purchase of securities held to maturity	-	(20,515)
Proceeds from maturity, sales, calls and principal reductions of securities available for sale	112,120	114,564
Proceeds from maturity, calls and principal reductions of securities held to maturity	13,863	3,226
Proceeds from sales of fixed assets	-	333
Net increase in loans held for investment	(226,611)	(129,403)
Net cash acquired (paid) for acquisitions	124,163	(5,581)
Proceeds from bank owned life insurance	-	6
Net purchase of premises and equipment	(2,600)	(1,133)

Net cash provided (used) in investing activities	6,825	(42,939)

Cash flows from financing activities
Net decrease in customer deposit balances	(88,457)	(49,289)
Net increase in short-term borrowings	3,120	6,555
Proceeds from long-term borrowings	291,000	205,500
Repayments of long-term borrowings	(209,871)	(47,086)
Shares issued for exercise of options	10	-
Acquisition of treasury shares	(1,838)	(19,105)
Dividends declared	(6,400)	(5,627)

Net cash (used) provided by financing activities	(12,436)	90,948

Net increase in cash and cash equivalents	65,306	74,146

Cash and equivalents, beginning of period	156,025	173,787

Cash and equivalents, end of period	$221,331	$247,933

Supplemental information
Cash paid for
Interest on deposits and borrowings	$52,309	$31,459
Income taxes paid (refunded), net	528	(376)

In 2007, the fair values of noncash assets acquired and liabilities assumed in the acquisition of Westbank and Conn. Investment Management, Inc. were $536.3 million and $685.8 million, respectively.

In 2007, approximately 4.0 million shares of common stock, valued at approximately $58.9 million were issued in connection with the acquistion of Westbank.

In 2006, the fair values on noncash assets acquired and liabilities assumed in the acquisition of Cornerstone were $212.3 million and $199.7 million, respectively.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements of NewAlliance Bancshares, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10K as of and for the year ended December 31, 2006.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant near-term change relate to the determination of the allowance for loan losses, the obligation and expense for pension and other postretirement benefits and estimates used to evaluate asset impairment including income tax accruals and the recoverability of goodwill and other intangible assets.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” – an amendment of SFAS Nos. 87, 88, 106, and 132(R), that requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets for fiscal years ending after December 15, 2006. The Standard also requires that employers measure plan assets and obligations as of the date of their financial statements. This Statement requires a public entity that currently measures plan assets and benefit obligations as of a date other than the date of its statement of financial position to implement the change in measurement date for fiscal years ending after December 15, 2008. Amounts recognized pursuant to SFAS No. 158 will not affect the Bank’s regulatory capital. The impact of adopting SFAS No. 158 on December 31, 2006, was a reduction to shareholders equity of $5.8 million, net of tax, with no impact to the consolidated statements of income and cash flows. This decrease is based on the September 30, 2006 valuation measurement date for pension costs.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP, it establishes a fair value hierarchy and will require companies to make expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, but early adoption is permitted. Management has elected not to early adopt SFAS No. 157 and believes that the adoption of SFAS No. 157 will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the Emerging Issue Task Force (“EITF”) affirmed as a final consensus EITF Issue No. 06-4 – “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. Issue 06-4 stipulates that the agreement by the employer to share a portion of a life insurance policy with the employee during the employees’ post retirement period is a post retirement benefit arrangement and the purchase of a split dollar life insurance policy does not constitute a settlement of the postretirement benefit as defined in SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”. Issue 06-4 requires a liability to be recorded for the postretirement obligation. Issue 06-4 is applicable for the first annual or interim reporting period beginning after December 15, 2007 and should be applied through either (1) a cumulative effect adjustment to retained earnings or (2) retrospective application in accordance with the guidance in SFAS No. 154, “Accounting for Changes and Error Corrections”, but early adoption is permitted. Management has elected not to early adopt EITF 06-4 and has not yet analyzed the estimated impact on the Company’s consolidated financial statements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes”. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Management adopted FIN 48 on January 1, 2007. The cumulative impact of the adoption resulted in a reduction to retained earnings of $714,000, a reduction to income taxes payable of $427,000 and a reduction to goodwill of $1.1 million. See Note 12 in the Notes to Unaudited Consolidated Financial Statements for additional information.

3.	Business Combinations

The following table summarizes acquisitions completed between April 1, 2004 and March 31, 2007.

		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Connecticut Investment Management, Inc.	3/5/2007	$951	$652	$783	$853	$2,000	$-	$2,000
Westbank Corporation, Inc.	1/2/2007	716,834	42,967	79,940	14,232	58,447	4,009	117,386
Cornerstone Bancorp, Inc.	1/2/2006	211,358	18,290	24,908	6,777	14,261	2,393	47,519
Trust Company of Connecticut	7/1/2005	5,611	4,937	10,487	7,277	6,528	922	19,499
Connecticut Bancshares, Inc.	4/1/2004	2,541,575	239,139	368,619	56,609	610,600	-	610,600
Alliance Bancorp of New England, Inc.	4/1/2004	427,631	26,664	49,464	10,010	191	7,665	76,841

The transactions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

Connecticut Investment Management Inc.

On March 5, 2007, the Company completed its acquisition of Connecticut Investment Management, Inc. (“CIMI”) a registered investment advisory firm for $2.0 million in cash. At December 31, 2006 CIMI had approximately $190 million in assets under management.

Westbank Corporation Acquisition

On January 2, 2007 the Company completed the acquisition of Westbank Corporation (“Westbank”), the parent company of Westbank. Under the terms of the purchase agreement, each outstanding share of common stock of Westbank was converted into the right to elect to receive $23.00 in cash, the right to receive 1.5646 shares of the Company stock, or a combination thereof. All outstanding options to acquire shares of Westbank common stock were cancelled in consideration of a lump sum cash payout in the amount equal to the excess, if any of $23.00 over the per share exercise price of such stock options. As a result of the elective option, the merger consideration each Westbank shareholder elected to receive was adjusted, so that 50% of the total merger consideration was paid in company stock. The aggregate merger consideration was valued at approximately $117.4 million. Westbank had assets of approximately $716.8 million and stockholders’ equity of approximately $43.0 million on January 2, 2007.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

4.	Investment Securities

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2007 and December 31, 2006.

	March 31, 2007				December 31, 2006

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$8,782	$-	$(112)	$8,670	$8,801	$1	$(145)	$8,657
U.S. Government sponsored enterprise obligations	246,830	321	(401)	246,750	229,244	184	(678)	228,750
Corporate obligations	38,727	-	(550)	38,177	38,779	-	(739)	38,040
Other bonds and obligations	81,322	87	(578)	80,831	84,728	98	(689)	84,137
Marketable and trust preferred equity securities	193,622	1,408	(494)	194,536	183,432	1,221	(822)	183,831
Mortgage-backed securities	1,581,296	1,750	(22,615)	1,560,431	1,658,305	1,163	(30,019)	1,629,449

Total available for sale	2,150,579	3,566	(24,750)	2,129,395	2,203,289	2,667	(33,092)	2,172,864

Held to maturity
Mortgage-backed securities	288,064	2,830	(869)	290,025	301,642	2,220	(1,248)	302,614
Other bonds	5,805	9	(70)	5,744	5,805	2	(99)	5,708

Total held to maturity	293,869	2,839	(939)	295,769	307,447	2,222	(1,347)	308,322

Total securities	$2,444,448	$6,405	$(25,689)	$2,425,164	$2,510,736	$4,889	$(34,439)	$2,481,186

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as March 31, 2007.

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Treasury obligations	$-	$-	$7,589	$112	$7,589	$112
U. S. Government sponsored enterprise obligations	72,350	32	60,051	369	132,401	401
Corporate obligations	7,131	56	31,047	494	38,178	550
Other bonds and obligations	3,563	11	40,354	637	43,917	648
Marketable and trust preferred equity obligations	35	7	20,021	487	20,056	494
Mortgage-backed securities	79,283	335	1,252,844	23,149	1,332,127	23,484

Total securities with unrealized losses	$162,362	$441	$1,411,906	$25,248	$1,574,268	$25,689

Of the issues summarized above, 32 issues have unrealized losses for less than twelve months and 335 have unrealized losses for twelve months or more. Management believes that no individual unrealized loss as of March 31, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions and the unrealized losses on these securities are attributable to changes in market interest rates. The unrealized losses reported for trust-preferred securities, corporate obligations and other bonds and obligations relate to securities that are investment grade and the unrealized losses on these securities are attributable to changes in market interest rates rather than credit quality of the issuer. The Company has the ability and intent to hold the securities contained in the table for a period of time necessary to recover the unrealized losses.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

5.	Loans

The composition of the Company’s loan portfolio is as follows:

	March 31,	December 31,
(In thousands)	2007	2006

Residential real estate	$2,245,702	$1,924,648
Commercial real estate	1,115,798	960,624
Commercial business	472,279	350,507
Consumer
Home equity and equity lines of credit	616,105	570,493
Other	44,188	16,604

Total consumer	660,293	587,097

Total loans	4,494,072	3,822,876
Allowance for loan losses	(41,930)	(37,408)

Total loans, net	$4,452,142	$3,785,468

At March 31, 2007 and December 31, 2006, the Company’s residential real estate loan, home equity and equity lines of credit portfolios are entirely collateralized by one to four family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan portfolio is collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralize the majority of commercial business loans.

The following table provides a summary of activity in the allowance for loan losses.

	At or For the Three Months
	Ended March 31,
(In thousands)	2007	2006

Balance at beginning of period	$37,408	$35,552
Net allowance gained through acquisitions	3,739	2,224
Provision for loan losses	1,000	-
Charge-offs
Residential and commercial real estate loans	2	-
Commercial business loans	538	320
Consumer loans	112	89

Total charge-offs	652	409

Recoveries
Residential and commercial real estate loans	250	156
Commercial business loans	53	586
Consumer loans	132	44

Total recoveries	435	786

Net charge-offs (recoveries)	217	(377)

Balance at end of period	$41,930	$38,153

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

6.	Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the three months ended March 31, 2007 are summarized as follows:

				Total
		Core Deposit		Identifiable
		and Customer	Non-Compete	Intangible
(In thousands)	Goodwill	Relationships	Agreements	Assets

Balance, December 31, 2006	$454,258	$48,446	$957	$49,403
Westbank acquisition	79,940	14,232	-	14,232
Connecticut Investment Management acquistion	783	853	-	853
Other	(4,397)	-	-	-
Amortization expense	-	(2,671)	(417)	(3,088)

Balance, March 31, 2007	$530,584	$60,860	$540	$61,400

Estimated amortization expense for the year ending:
Remaining 2007		$8,023	$540	$8,563
2008		9,407	-	9,407
2009		8,453	-	8,453
2010		7,762	-	7,762
2011		7,507	-	7,507
Thereafter		19,708	-	19,708

The reduction of $4.4 million in goodwill, shown above as other, was comprised of a reversal of a portion of the net deferred tax liability related to the Connecticut Bancshares Inc. (“Connecticut Bancshares”) acquisition and the implementation of FIN 48.

The components of identifiable intangible assets are as follows:

	Original		Balance
	Recorded	Cumulative	March 31,
(In thousands)	Amount	Amortization	2007

Identifiable intangible assets
Core deposit and customer relationships	$86,398	$25,538	$60,860
Non-compete agreements	9,758	9,218	540

Total	$96,156	$34,756	$61,400

7.	Other Assets

Selected components of other assets are as follows:

	March 31,	December 31,
(In thousands)	2007	2006

Deferred tax asset	$24,733	$27,425
Accrued interest receivable	32,243	29,440
Prepaid pension	4,323	4,696
Prepaid cash for acquisitions	-	58,705
Receivable arising from securities transactions	2,320	3,498
Investments in limited partnerships and other investments	8,915	8,018
Loan servicing rights	3,604	3,064
All other	13,027	17,184

Total other assets	89,165	152,030

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

8.	Deposits

	A summary of deposits by account type is as follows:
		March 31,	December 31,
	(In thousands)	2007	2006

	Savings	$879,854	$774,457
	Money market	499,040	509,940
	NOW	454,648	384,249
	Demand	513,081	464,554
	Time	2,095,487	1,767,467

	Total deposits	$4,442,110	$3,900,667

9.	Borrowings

	The following is a summary of the Company’s borrowed funds:
		March 31,	December 31,
	(In thousands)	2007	2006

	FHLB advances (1)	$1,802,354	$1,721,886
	Repurchase agreements	197,146	172,777
	Mortgage loans payable	1,560	1,592
	Junior subordinated debentures issued to affiliated trusts (2)	25,085	7,609

	Total borrowings	$2,026,145	$1,903,864

(1)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $12.5 million and $13.5 million at March 31, 2007 and December 31, 2006, respectively.

(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $450,000 and $500,000 at March 31, 2007 and December 31, 2006, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

FHLB advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. At March 31, 2007 and December 31, 2006, the Bank was in compliance with the FHLB collateral requirements. At March 31, 2007, the Company could borrow an additional $145.2 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $151.0 million as of March 31, 2007, all of which was available on that date. At March 31, 2007, the majority of the Company’s $1.79 billion outstanding FHLB advances were at fixed rates, while only $60.0 million had floating rates.

10.	Pension and Other Postretirement Benefit Plans

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents the amount of net periodic pension cost for the three months ended March 31, 2007 and 2006.

					Other
	Qualified		Supplemental		Postretirement
	Pension		Retirement Plans		Benefits
(In thousands)	2007	2006	2007	2006	2007	2006

Service cost - benefits earned during the period	$809	$719	$125	$139	$50	$39
Interest cost on projected benefit obligation	1,258	1,137	159	150	88	83
Expected return on plan assets	(1,786)	(1,736)	-	-	-	-
Amortization:
Transition	-		-		13	13
Prior service cost	13	13	2	3	-	1
Loss (gain)	79	19	-	-	(6)	(4)

Net periodic benefit cost	$373	$152	$286	$292	$145	$132

In connection with its conversion to a state-chartered stock bank the Company established an ESOP to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 27 years. The unallocated ESOP shares are pledged as collateral on the loan. At March 31, 2007, the loan had an outstanding balance of $103.8 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three months ended March 31, 2007 and 2006 was approximately $1.0 million and $897,000, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of March 31, 2007 were as follows:

Shares released for allocation	726,589
Unreleased shares	6,727,973

Total ESOP shares	7,454,562

Market value of unreleased shares at March 31, 2007 (in thousands)	$109,060

11.	Stock-Based Compensation

The Company provides compensation benefits to employees and non-employee directors under its 2005 Long-Term Compensation Plan (the “LTCP”) which was approved by shareholders. The Company accounts for stock-based compensation using the fair value recognition provisions of revised SFAS No. 123 (“SFAS No. 123R”), Share Based Payment, which was adopted using the modified prospective transition method effective January 1, 2006. Under SFAS No. 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period.

The LTCP allows for the issuance of up to 11.4 million Options or Stock Appreciation Rights and up to 4.6 million Stock Awards or Performance Awards.

Option Awards

Options awarded to date are for a term of ten years. Substantially all of these options were awarded on the original award date of June 17, 2005 and have the following vesting schedule: 40% vested at year-end 2005, 20% vested at year-end 2006 and 20% will vest at year-end of each of the years 2007 and 2008. Subsequent awards have vesting periods of either three or four years. The Company has assumed a 0.4% forfeiture rate as the majority of the options have been awarded to senior level management. Compensation expense recorded on options for both the three months ended March 31, 2007 and 2006 was $1.1 million or after tax expense of approximately $715,000. It is anticipated that the Company will recognize expense on options of approximately

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

$4.5 million, $4.3 million, $80,000, $57,000 and $7,000 in calendar years 2007 through 2011, unless additional awards are granted.

Options to purchase 60,000 shares were granted to employees during the three months ended March 31, 2007. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $2.69. Related assumptions were: risk-free interest rate – 4.50%, expected dividend yield – 1.49%, expected volatility – 16.02% and expected life – 3.84 years. There were no options granted during the three months ended March 31, 2006.

A summary of option activity under the Plan as of March 31, 2007 and changes during the period ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,427,496	$14.40
Granted	60,000	15.98
Exercised	(700)	14.39
Forfeited/cancelled	(3,000)	14.60
Expired	(400)	14.39

Options outstanding at March 31, 2007	8,483,396	$14.41	8.23	$15,266

Options exercisable at March 31, 2007	5,015,165	$14.40	8.21	$9,085

The following table summarizes the nonvested options during the three months ended March 31, 2007.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2007	3,415,446	$2.61
Granted	60,000	2.69
Vested	(4,215)	2.60
Forfeited / Cancelled	(3,000)	2.61

Nonvested at March 31, 2007	3,468,231	$2.61

Restricted Stock Awards

Fifteen percent, or 487,875 shares of restricted stock awarded on June 15, 2005 with a total fair value of $8.0 million, vested on January 1, 2007. Fifteen percent of the restricted stock awarded in 2005 will vest on January 1st for each of the years 2008 through 2011 and 10% on January 1, 2012. The associated expense will be recorded from the award date through 2011. Additionally, 33%, or 661 shares awarded on July 25, 2006 and November 28, 2006 with a total fair value of approximately $11,000, also vested on January 1, 2007. In 2006, 5,041 shares were awarded which vest over three years and 40,000 shares were awarded in the first quarter of 2007 with a four year vesting period. Compensation expense recorded on restricted stock for the three months ended March 31, 2007 and 2006 was $1.7 million and $2.0 million, or after tax expense of approximately $1.3 million and $1.5 million, respectively. The Company anticipates that it will record expense of approximately $8.0 million, $7.0 million, $6.5 million, $6.4 million and $4.2 million in calendar years 2007 through 2011, respectively.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the nonvested restricted stock awards during the three months ended March 31, 2007.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2007	2,769,666	$14.39
Granted	40,000	15.98
Vested	(488,536)	14.39
Forfeited / Cancelled	-	-

Nonvested at March 31, 2007	2,321,130	$14.42

12.	Income Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities. Deferred taxes charged to goodwill were in connection with the acquisitions of Connecticut Bancshares, Alliance Bancorp of New England, Inc. (“Alliance”), Trust Company of Connecticut (“Trust Company”), Cornerstone Bancorp, Inc., (“Cornerstone”), Westbank and CIMI. The Company had a net deferred tax asset of $24.7 million and $27.4 million at March 31, 2007 and December 31, 2006, respectively.

The allocation of deferred tax expense (benefit) involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Deferred tax expense (benefit) allocated to:
Stockholders’ equity, tax effect of unrealized losses on investment securities available for sale, net of valuation allowance	$3,234	$(4,283)
Goodwill	(3,782)	(837)
Income	3,240	1,991

Total deferred tax expense (benefit)	$2,692	$(3,129)

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $427,000 in the liability for unrecognized tax benefits. As of the date of adoption and after the impact of recognizing the decrease in the liability noted previously, the Company’s unrecognized tax benefits totaled $3.9 million and includes $714,000 in accrued interest and penalties. Included in the balance at January 1, 2007, are tax positions of $2.9 million, the disallowance of which would not affect the annual effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Three Months
Ended March 31,
(In thousands)	2007

Balance at January 1, 2007	$3,854
Additions for tax positions of prior years	61

Balance at March 31, 2007	$3,915

At March 31, 2007, total unrecognized tax benefits were $3.9 million, of which $2.9 million would not affect the annual effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2007, the Company has accrued approximately $775,000 in interest and penalties.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2001. In the first quarter of 2006, the Internal Revenue Service (IRS) commenced an examination of the income tax returns for 2003-2004 for the Company, Alliance, and Connecticut Bancshares and it is anticipated that the audit will be completed by the end of 2008. As of March 31, 2007, the IRS had not proposed any significant adjustments to the Company’s

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

tax returns. Currently, the Company does not anticipate that there will be a significant increase or decrease to the total amount of unrecognized tax benefits within the next twelve months.

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

The table below summarizes the Company’s commitments and contingencies discussed above.

	March 31,	December 31,
(In thousands)	2007	2006

Loan commitments	$51,189	$42,460
Unadvanced portion of construction loans	190,748	234,993
Standby letters of credit	24,456	24,625
Unadvanced portion of lines of credit	598,356	527,310

Total commitments	$864,749	$829,388

Investment Commitments

As of March 31, 2007 and December 31, 2006, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $2.7 million and $3.1 million, respectively, which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

There are no material legal proceedings or other litigation. See Part II, Item I, Legal Proceedings, of this Form 10-Q.

14.	Stockholders’ Equity

At March 31, 2007, stockholders’ equity amounted to $1.43 billion, or 17.9% of total assets, compared to $1.36 billion, or 18.8% at December 31, 2006. The Company paid cash dividends totaling $0.06 per share on common stock during the three months ended March 31, 2007.

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

Share Repurchase Plan

On January 31, 2006, the Company’s Board of Directors authorized a second repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 540,300 shares of common stock at a weighted average price of $13.96 per share as of March 31, 2007. There is no set expiration date for this repurchase plan.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Regulatory Capital

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At March 31, 2007, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
March 31, 2007
Tier 1 Capital (to Average Assets)	$667,513	9.2%	$291,421	4.0%	$364,276	5.0%
Tier 1 Capital (to Risk Weighted Assets)	667,513	15.2	175,197	4.0	262,796	6.0
Total Capital (to Risk Weighted Assets)	709,608	16.2	350,394	8.0	437,993	10.0
December 31, 2006
Tier 1 Capital (to Average Assets)	$675,714	10.1%	$267,189	4.0%	$333,986	5.0%
Tier 1 Capital (to Risk Weighted Assets)	675,714	17.7	152,555	4.0	228,832	6.0
Total Capital (to Risk Weighted Assets)	713,141	18.7	305,110	8.0	381,387	10.0
NewAlliance Bancshares, Inc.
March 31, 2007
Tier 1 Capital (to Average Assets)	$882,441	12.2%	$289,895	4.0%	$362,369	5.0%
Tier 1 Capital (to Risk Weighted Assets)	882,441	20.0	176,322	4.0	264,483	6.0
Total Capital (to Risk Weighted Assets)	924,536	21.0	352,644	8.0	440,804	10.0
December 31, 2006
Tier 1 Capital (to Average Assets)	$885,114	13.2%	$268,168	4.0%	$335,210	5.0%
Tier 1 Capital (to Risk Weighted Assets)	885,114	22.7	155,871	4.0	233,807	6.0
Total Capital (to Risk Weighted Assets)	922,541	23.7	311,743	8.0	389,678	10.0

15.	Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) and the related tax effects for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,

(In thousands)	2007	2006

Net income	$9,296	$11,020
Other comprehensive income (loss), before tax
Unrealized losses on securities
Unrealized holding gains (losses), arising during the period	9,400	(12,315)
Reclassification adjustment for gains included in net income	(158)	(1)

Other comprehensive income (loss), before tax	9,242	(12,316)
Income tax (expense) benefit, net of valuation allowance	(3,234)	4,283

Other comprehensive income (loss), net of tax	6,008	(8,033)

Comprehensive income	$15,304	$2,987

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

16.	Earnings Per Share

The calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 is presented below.

	Three Months Ended
	March 31,

(In thousands, except per share data)	2007	2006

Net income	$9,296	$11,020
Average common shares outstanding for basic EPS	104,197	100,222
Effect of dilutive stock options and unvested stock awards	503	843

Average common and common-equivalent shares for dilutive EPS	104,700	101,065
Net income per common share:
Basic	$0.09	$0.11
Diluted	0.09	0.11

The number of options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 6,100 and 215,000 for the three months ended March 31, 2007 and 2006, respectively.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies, and those which involve the most complex subjective decisions or assessments relate to income taxes, pension and other postretirement benefits, intangible assets and the allowance for loan losses. None of the Company’s critical accounting policies have changed during the quarter.

General

NewAlliance Bancshares, Inc. is a Delaware business corporation organized in connection with the conversion of NewAlliance Bank (the “Bank”), formerly New Haven Savings Bank, from mutual to capital stock form on April 1, 2004. The Bank’s conversion resulted in NewAlliance Bancshares, Inc. owning all of the Bank’s outstanding capital stock. The Bank is a wholly-owned subsidiary of NewAlliance Bancshares, Inc., a bank holding company regulated by the Federal Reserve Board.

The Company’s business philosophy is to operate as a community bank with local decision-making authority, providing a broad array of banking and financial services including investment management, trust and insurance services to retail and commercial business customers.

The Company’s core operating objectives are to (1) build high quality, profitable loan portfolios, in particular through growth in commercial real estate, commercial business, residential real estate and home equity loans using organic, purchase and acquisition strategies, (2) increase core deposit relationships with a focus on checking accounts, (3) increase the non-interest income component of total revenues through (i) development of banking-related fee income, (ii) growth in existing wealth management services, including trust and the sale of insurance and investment products, and (iii) the potential acquisition of additional financial services businesses, (4) grow through a disciplined acquisition strategy, supplemented by de-novo branching, (5) improve operating efficiencies through increased scale and process improvements and (6) utilize technology to enhance superior customer service and products.

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

Executive Overview

Thus far in 2007, the Company has completed two acquisitions, Westbank Corporation (“Westbank”) on January 2nd and Connecticut Investment Management, Inc. (“CIMI”) on March 5th. Westbank was the bank holding company for Westbank, a commercial bank and trust company with 16 banking offices in Massachusetts and Connecticut and had assets and stockholders’ equity of approximately $716.8 million and $43.0 million, respectively at December 31, 2006. The acquisition has taken the Company into central and western Massachusetts primarily along the I-91 corridor, as well as in towns contiguous to NewAlliance branches in northeastern Connecticut. CIMI was a registered investment advisory firm with approximately $190 million in assets under management. Further information regarding acquisitions can be found in Note 3, “Business Combinations”, in the Notes to the Unaudited Consolidated Financial Statements.

For the three months ended March 31, 2007 and 2006, diluted earnings per share were $0.09 and $0.11, respectively. The decrease in EPS was primarily due to a decrease in net interest income, an increase in operating expenses and an increase in the loan loss provision.

Net interest income has been hampered by the shape of the yield curve despite high loan originations. The Company expects this trend to continue in the near-term and does not anticipate a meaningful increase on margin percentage until there is a normal yield curve. The Company’s net interest margin was 2.50%, down 46 basis points for the quarter ended March 31, 2007 from the quarter ended March 31, 2006. Net interest income declined as the average balance of interest-bearing liabilities outpaced the average balance of interest-earning assets and due to the interest rate spread decline of 52 basis points. This is primarily due to the intense competition for deposits and customer sensitivity to yield, which was triggered by the current market conditions including the shape of the yield curve. Although the margin declined by 46 basis points, net interest income only declined by $1.2 million as it was mitigated by strong loan growth as the average interest-earning assets grew by $894.8 million from March 31, 2006.

The increase in loan loss provision was due to growth in the loan portfolio, net charge-offs and a slight uptick in non-accrual loans and delinquencies for the quarter. The increase in nonaccrual loans and delinquencies was due in part to the Westbank acquisition. The Company expects additions to the loan loss provision to continue during the year due to projected growth in the portfolio and to maintain sound coverage ratios.

Asset quality declined slightly from near record strong levels as nonperforming loans increased $6.0 million since year-end, primarily as a result of the Westbank acquisition and to a lesser extent an increase in commercial construction loans. Nonperforming loans totaled $18.5 million at March 31, 2007 compared to $12.5 million at December 31, 2006. Nonperforming loans to total loans were 0.41% at March 31, 2007, up from 0.33% at December 31, 2006 and nonperforming assets to total assets also increased to 0.23% at March 31, 2007 from 0.17% at December 31, 2006. Net charge-offs for the quarter were $217,000 compared to $962,000 for the quarter ended December 31, 2006.

Annualized return on average equity (“ROE”) and annualized return on average assets (“ROA”) were 2.74% and 0.47%, respectively for the quarter ended March 31, 2007 compared to 3.31% and 0.65%, respectively for the quarter ended March 31, 2006.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data
	Three Months Ended
	March 31,

(Dollars in thousands, except per share data)	2007	2006

Condensed Income Statement
Interest and dividend income	$96,806	$77,778
Interest expense	53,401	33,159

Net interest income before provision for loan losses	43,405	44,619
Provision for loan losses	1,000	-

Net interest income after provision for loan losses	42,405	44,619
Non-interest income	14,229	12,233
Operating expenses	40,902	38,254
Conversion and merger related charges	1,867	2,155

Income before income taxes	13,865	16,443
Income tax provision	4,569	5,423

Net income	$9,296	$11,020

Weighted average shares outstanding
Basic	104,196,785	100,222,186
Diluted	104,699,748	101,064,757
Earnings per share
Basic	$0.09	$0.11
Diluted	0.09	0.11

Financial Ratios
Return on average assets (1)	0.47%	0.65%
Return on average equity (1)	2.74	3.31
Net interest margin (1)	2.50	2.96

Non-GAAP Ratios
Efficiency ratio (2)	75.15	70.87

Per share data
Book value per share	$12.62	$12.07
Tangible book value per share	7.40	7.44

(1)	Annualized.
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

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Table 2: Summary Income Statements

	Three Months Ended
	March 31,		Change 2007/2006

(Dollars in thousands, except per share data)	2007	2006	Amount	Percent

Net interest income	$43,405	$44,619	$(1,214)	(2.72	) %
Provision for loan losses	1,000	-	1,000	-
Non-interest income	14,229	12,233	1,996	16.32
Operating expenses	40,902	38,254	2,648	6.92
Conversion and merger related charges	1,867	2,155	(288)	(13.36)
Income before income taxes	13,865	16,443	(2,578)	(15.68)
Income tax provision	4,569	5,423	(854)	(15.75)

Net income	$9,296	$11,020	$(1,724)	(15.64	) %

Basic and diluted earnings per share	$0.09	$0.11	$(0.02)	(18.18	) %

Earnings Summary
As shown in Table 2, net income decreased by $1.7 million, to $9.3 million for the three months ended March 31, 2007 from $11.0 million for the three months ended March 31, 2006. Basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 were $0.09 and $0.11, respectively. The decrease in earnings was primarily the result of higher operating expenses, a decline in net interest income and a provision for loan losses, partially offset by an increase in non-interest income and a decrease in conversion and merger related charges. The decline in net interest income was partly attributable to the shape of the yield curve resulting in the continued compression of the net interest margin (46 basis points from the prior year), and a decline in the Company’s net interest-earning assets of approximately $50.3 million. The higher operating expenses are primarily attributable to increased salaries and employee benefits and occupancy expense that are predominately due to the acquisition of Westbank. The provision for loan losses increased due to the growth in the loan portfolio, charge-offs incurred during the quarter and a slight increase in non-accrual loans and delinquencies. Non-interest income increased due to bank owned life insurance (“BOLI”) income, gains on limited partnerships and increases in depositor service charges.

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

Table 4 below presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) change attributable to change in volume (change in volume multiplied by prior rate), (ii) change attributable to change in rate (change in rate multiplied by prior volume); and (iii) the change attributable to rate and volume (change in rate multiplied by change in volume), which is prorated between the changes in rate and volume.

Table 3: Average Balance Sheets for the Three Months Ended March 31, 2007 and 2006

	Three Months Ended

	March 31, 2007			March 31, 2006

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,146,803	$29,820	5.56%	$1,702,592	$22,385	5.26%
Commercial real estate	1,121,284	18,372	6.55	872,779	14,057	6.44
Commercial business	444,460	8,118	7.31	344,230	6,041	7.02
Consumer	651,553	10,754	6.60	549,632	8,490	6.18

Total Loans	4,364,100	67,064	6.15	3,469,233	50,973	5.88
Short-term investments	64,418	878	5.45	56,364	619	4.39
Investment securities	2,512,434	28,864	4.60	2,506,445	26,186	4.18

Total interest-earning assets	6,940,952	$96,806	5.58%	6,032,042	$77,778	5.16%
Non-interest-earning assets	898,778			733,466

Total assets	$7,839,730			$6,765,508

Interest-bearing liabilities
Deposits
Money market	$508,232	$3,991	3.14%	$574,035	$3,027	2.11%
NOW	418,209	1,042	1.00	342,429	229	0.27
Savings	841,355	3,234	1.54	786,263	1,321	0.67
Time	2,137,139	23,754	4.45	1,700,411	14,430	3.39

Total interest-bearing deposits	3,904,935	32,021	3.28	3,403,138	19,007	2.23
Repurchase agreements	200,814	1,923	3.83	178,155	1,262	2.83
FHLB advances and other borrowings	1,740,776	19,457	4.47	1,305,979	12,890	3.95

Total interest-bearing-liabilities	5,846,525	53,401	3.65%	4,887,272	33,159	2.71%
Non-interest-bearing demand deposits	556,009			480,962
Other non-interest-bearing liabilities	78,166			65,864

Total liabilities	6,480,700			5,434,098
Equity	1,359,030			1,331,410

Total liabilities and equity	$7,839,730			$6,765,508

Net interest-earning assets	$1,094,427			$1,144,770

Net interest income		$43,405			$44,619

Interest rate spread			1.93%			2.45%
Net interest margin (net interest income as a percentage of total interest-earning assets)			2.50%			2.96%
Ratio of total interest-earning assets to total interest-bearing liabilities			118.72%			123.42%

Table 4: Rate/Volume Analysis

	Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Increase (Decrease)
	Due to
(In thousands)	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$1,324	$6,111	$7,435
Commercial real estate	247	4,068	4,315
Commercial business	255	1,822	2,077
Consumer	611	1,653	2,264

Total loans	2,437	13,654	16,091
Short-term investments	163	96	259
Investment securities	2,615	63	2,678

Total interest-earning assets	$5,215	$13,813	$19,028

Interest-bearing liabilities
Deposits
Money market	$1,343	$(379)	$964
NOW	752	61	813
Savings	1,814	99	1,913
Time	5,098	4,226	9,324

Total interest bearing deposits	9,007	4,007	13,014
Repurchase agreements	486	175	661
FHLB advances and other borrowings	1,870	4,697	6,567

Total interest-bearing liabilities	11,363	8,879	20,242

(Decrease) increase in net interest income	$(6,148)	$4,934	$(1,214)

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

As shown in Table 3, net interest income for the quarter ended March 31, 2007 was $43.4 million, compared to $44.6 million for the same period last year. Net interest-earning assets declined $50.3 million as interest-bearing liabilities outpaced the increase in interest-earning assets coupled with a 52 basis point decline in the net interest rate spread due partly to the shape of the yield curve. In total, net interest income decreased $1.2 million.

Interest income for the three months ended March 31, 2007 was $96.8 million, compared to $77.8 million for the quarter ended March 31, 2006, an increase of $19.0 million, or 24.4%. The increase in interest income was driven primarily by loans due to an increase in the average balances of $894.9 million. While all loan categories experienced increases in average balances and average yields, the commercial and residential real estate loan portfolios continued to be the drivers of growth. The increases in average balances are due to the acquisition of Westbank, the Company’s continued strategy of purchasing residential mortgages in the secondary market and increased organic loan originations. The loan portfolio volume increase accounted for approximately $13.7 million of the increase in interest income. The remainder of the increase in interest income was due to increases in market interest rates of 27 basis points on the loan portfolio and 42 basis points on investment securities. The average yield on short term investments increased 106 basis points largely as a result of the Federal Reserve Banks overnight target rate increases from a year ago.

The cost of funds for the quarter ended March 31, 2007 increased $20.2 million, or 61.0% to $53.4 million compared to the prior year period. The average rate on interest-bearing liabilities increased 94 basis points to 3.65% from 2.71%. The increase in interest expense was primarily due to increases in time deposits and FHLB advances, of $9.3 million and $6.6 million, respectively, from the quarter ended March 31, 2006. The increase in interest expense on time deposits is due to a 106 basis point increase in the average rate on these deposits coupled with an average balance increase of $436.7 million. The time deposit balances acquired from Westbank amounted to approximately $375.0 million. The 106 basis point increase in the average rate was due to market interest rate increases and the Company’s continued strategy of offering promotional rates in a challenging market to customers who either had or established a checking relationship with the Bank. This strategy resulted in the Company opening approximately 5,200 new checking accounts during the quarter ended March 31, 2007. Increasing market interest rates, balances acquired from Westbank and checking and savings promotions were the primary factors for the higher interest expense in the other deposit categories, but were partially offset by a decline in the average balances of money market deposits. Throughout the quarter, the Bank offered a promotion for a free savings product which generated approximately 6,500 new accounts. The increase in interest expense of $6.6 million on FHLB advances was predominately due to an increase in the average balance of $434.8 million which helped fund the Company’s organic loan growth, fund the purchase of residential mortgages and offset deposit outflow. There was also a 52 basis point increase in the average rate paid on these borrowings due to increases in market interest rates.

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management deemed it necessary to record a provision for loan losses for the three months ended March 31, 2007 of $1.0 million. The primary factors that influenced management’s decision to record a provision were growth in the portfolio of $671.2 million, net charge-offs of $217,000, an increase in non-performing loans of $6.0 million along with a slight increase in delinquency indicators. The increase in non-performing loans and delinquency indicators was largely due to the loans acquired from Westbank. There was no provision for the quarter ended March 31, 2006 as the allowance was deemed adequate based on the acceptable level of delinquencies, nonperforming loans and criticized assets at that time.

At March 31, 2007, the allowance for loan losses was $41.9 million, which represented 226.62% of nonperforming loans and 0.93% of total loans. This compared to the allowance for loan losses of $37.4 million at December 31, 2006 representing 300.03% of nonperforming loans and 0.98% of total loans at that date. The allowance acquired as a result of the Westbank acquisition on January 2, 2007 was $3.7 million.

Table 5: Non-Interest Income
	Three Months Ended
	March 31,		Change

(Dollars in thousands)	2007	2006	Amount	Percent

Depositor service charges	$6,489	$5,958	$531	8.91%
Loan and servicing income	446	756	(310)	(41.01)
Trust fees	1,667	1,666	1	0.06
Investment and insurance fees	1,674	1,610	64	3.98
Bank owned life insurance	1,570	636	934	146.86
Rent	888	807	81	10.04
Net gain on securities and limited partnerships	827	40	787	1,967.50
Net gain on sale of loans	197	374	(177)	(47.33)
Other	471	386	85	22.02

Total non-interest income	$14,229	$12,233	$1,996	16.32%

Non-Interest Income
As displayed in Table 5, non-interest income increased $2.0 million to $14.2 million for the three months ended March 31, 2007 from $12.2 million for the three months ended March 31, 2006. This increase is primarily due to increases in bank owned life insurance, net gain on securities and limited partnerships and depositor service charges. These increases were partially offset by decreases in loan and servicing income and net gain on sale of loans. The increase in BOLI was due to the purchase of $50.0 million of life insurance coverage during the third quarter of 2006, $9.5 million acquired from Westbank and the increase in the average yield earned. The increase in the net gain on securities and limited partnerships was primarily due to a net increase in the carrying value of the Company’s investment in limited partnerships as the Company implemented the equity method of accounting for partnerships meeting certain criteria in the third quarter of 2006. The increase in depositor service charges was mainly the result of increases in overdraft fees, check card, ATM fees and merchant services income. These increases were due to new customer acquisitions, both organically and from Westbank. The decrease in loan and servicing income was primarily due to more prepayment fees collected in the beginning of 2006 on commercial real estate loans. The decrease was also attributable to a prior year write up of the mortgage servicing asset partially offset by an increase in letter of credit fees. The net gain on sale of loans decreased due to a significant sale of SBA loans in the first quarter of 2006.

Table 6: Non-Interest Expense

	Three Months Ended
	March 31,		Change

(Dollars in thousands)	2007	2006	Amount	Percent

Salaries and employee benefits	$21,857	$20,541	$1,316	6.41%
Occupancy	4,404	3,522	882	25.04
Furniture and fixtures	1,741	1,786	(45)	(2.52)
Outside services	4,578	5,023	(445)	(8.86)
Advertising, public relations, and sponsorships	1,679	1,561	118	7.56
Amortization of identifiable intangible assets	3,088	2,469	619	25.07
Conversion and merger related charges	1,867	2,155	(288)	(13.36)
Other	3,555	3,352	203	6.06

Total non-interest expense	$42,769	$40,409	$2,360	5.84%

Non-Interest Expense
As displayed in Table 6, non-interest expense increased $2.4 million to $42.8 million for the three months ended March 31, 2007 from $40.4 million for the same period a year ago. The main driver of the increase was salaries and employee benefits, along with increases in occupancy and amortization of intangible assets. Partially offsetting these increases were decreases in outside services and conversion and merger related charges. The increase in salaries and employee benefits was primarily attributable to the acquisition of Westbank that occurred on January 2, 2007, general merit increases, accruals for bonuses, increased pension and medical benefit costs and an increase in ESOP expense due to the increase in the stock price. The increase in salaries and employee benefits was partially offset by severance that was paid in the first quarter of 2006 for an executive that is no longer with the Company and a decrease in restricted stock and option expense due to the timing of executive and director retirements. Occupancy expense increased due to the added Westbank locations, the opening of a de novo office as well as an increase in electricity expense due to the rate increases imposed by utility companies throughout the State of Connecticut. The increase in amortization of intangibles was due to new amortization of customer intangibles recorded in conjunction with the acquisitions of Westbank and CIMI, partially offset by a decrease in amortization relating to prior acquisitions including Connecticut Bancshares, Alliance and Cornerstone and fewer non-compete agreements remaining.

The majority of the decrease in outside services and conversion and merger related charges was due to higher consulting expenses in 2006 for human resources and a potential plan of merger abandoned during the due-diligence phase.

Income Tax Provision
The income tax expense for the three months ended March 31, 2007 and 2006 was $4.6 million and $5.4 million, respectively. The effective tax rate for these periods was 32.95% and 32.98%, respectively.

The decrease in the effective tax rate for the three months ended March 31, 2007 was primarily due to the increase in the tax benefit for BOLI offset by the increase in the disallowance of excess remuneration under Internal Revenue Code Section 162(m) and the classification of accrued interest as a component of federal income tax in accordance with FIN 48. The effective rate as of March 31, 2007 is representative of the Company’s projected effective tax rate for the year.

Financial Condition

Financial Condition Summary
 From December 31, 2006 to March 31, 2007, total assets and liabilities increased approximately $730.5 million and $661.3 million, respectively, due mainly to increases in loans, deposits and borrowings. Of the total increases, approximately $716.8 million of assets and approximately $673.9 million of liabilities are attributable to the Westbank acquisition. Stockholders’ equity increased $69.2 million to $1.43 billion due primarily to stock issued to acquire Westbank, year-to-date net income, an increase in accumulated other comprehensive income resulting from an after tax appreciation in the fair market value of available for sale investment securities partially offset by dividends.

Short-Term Investments
 At March 31, 2007, short-term investments were $86.0 million, an increase of $57.9 million, or 206.2% from $28.1 million at December 31, 2006. This increase was the result of purchases of money market funds and commercial paper as the Company experienced a large influx of deposits at the end of the quarter. Short-term investments had an average yield of 5.45% for the quarter ended March 31, 2007.

Investment Securities
 The following table presents the amortized cost and estimated fair values of investment securities at March 31, 2007 and December 31, 2006.

Table 7: Investment Securities

	March 31, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$8,782	$8,670	$8,801	$8,657
U.S. Government sponsored enterprise obligations	246,830	246,750	229,244	228,750
Corporate obligations	38,727	38,177	38,779	38,040
Other bonds and obligations	81,322	80,831	84,728	84,137
Marketable and trust preferred equity securities	193,622	194,536	183,432	183,831
Mortgage-backed securities	1,581,296	1,560,431	1,658,305	1,629,449

Total available for sale	2,150,579	2,129,395	2,203,289	2,172,864

Held to maturity
Mortgage-backed securities	288,064	290,025	301,642	302,614
Other bonds	5,805	5,744	5,805	5,708

Total held to maturity	293,869	295,769	307,447	308,322

Total securities	$2,444,448	$2,425,164	$2,510,736	$2,481,186

At March 31, 2007 the Company had total investments of $2.42 billion, or 30.4%, of total assets. The decrease of $57.0 million, from $2.48 billion at December 31, 2006 was primarily the result of using cash flows from available-for-sale and held-to-maturity mortgage-backed securities to fund the purchase of residential real estate loans.

The Company’s underlying investment strategy has been to purchase hybrid adjustable rate mortgage-backed securities, five and seven year balloon mortgage-backed securities, ten-year pass through mortgage-backed securities and collateralized mortgage obligations based off fifteen-year mortgage collateral. The Company has focused on the purchases of these securities due to their limited extension risk in a rising rate environment and for their monthly cash flows that provide the Company with liquidity. This strategy is also supplemented with select purchases of bullet and callable agency and asset-backed securities. For mortgage-backed securities, the average life, when purchased, would range between 1.5 and 3.5 years and the maturity dates for Agency obligations would range between one and five years.

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of March 31, 2007, $2.13 billion, or 87.9%, of the portfolio, was classified as available for sale and $293.9 million of the portfolio was classified as held to maturity. The net unrealized loss on securities classified as available for sale as of March 31, 2007 was $21.2 million compared to an unrealized loss of $30.4 million as of December 31, 2006. The appreciation in the market value of securities available for sale was primarily due to fluctuations in market interest rates during the period. Management has performed a review of all investments with unrealized losses and determined that none of these investments had other-than-temporary impairment.

Lending Activities
The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. Table 8 displays the balances of the Company’s loan portfolio as of March 31, 2007 and December 31, 2006.

Table 8: Loan Portfolio

	March 31, 2007		December 31, 2006

		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total

Residential real estate	$2,245,702	50.0%	$1,924,648	50.4%
Commercial real estate	1,115,798	24.8	960,624	25.1
Commercial business	472,279	10.5	350,507	9.2
Home equity and equity lines of credit	616,105	13.7	570,493	14.9
Other consumer	44,188	1.0	16,604	0.4

Total loans	$4,494,072	100.0%	$3,822,876	100.0%

As shown in Table 8, gross loans were $4.49 billion, up $671.2 million, or 17.6%, at March 31, 2007 from year-end 2006. The Company experienced an increase in all categories of loans that was primarily attributable to the acquisition of Westbank, loan purchases and an increase in loan originations.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of March 31, 2007, comprising fifty percent of gross loans. The increase of $321.1 million was due to loan portfolio purchases and balances acquired from Westbank of approximately $145.0 million. The purchased portfolio, which is made up of prime loans individually underwritten by the Company to our underwriting criteria, includes adjustable rate and 10 and 15 year fixed rate residential real estate loans with property locations throughout the United States. For 2007, loan purchases accounted for $178.0 million of the year-to-date increase in residential real estate loans and were primarily purchased with cash flows from the available for sale investment portfolio and funds borrowed from the FHLB.

Commercial real estate loans and commercial business loans increased $276.9 million. The increase was attributable to the Westbank acquisition which added approximately $235.0 million to the portfolios as well as increased originations in both the number and average balance, partially offset by principal paydowns, payoffs and maturities. Originations year to date have exceeded $100.0 million in these two categories, as a result of the Company’s competitive position in the Connecticut commercial lending market as well our expansion into western Massachusetts subsequent to the acquisition of Westbank. The Company’s continued strategy is to build a larger percentage of the Company’s assets in commercial loans including real estate, construction and other commercial loans. To accomplish this goal, the Company is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while maintaining strong credit quality.

Home equity loans and lines of credit increased $45.6 million from December 31, 2006 to March 31, 2007, with Westbank contributing approximately $30.2 million of the increase. These products were promoted by the Company through competitive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to investments. Other consumer loans increased $27.6 million from December 31, 2006 to March 31, 2007 with Westbank adding approximately $31.5 million.

Asset Quality
As displayed in Table 9, nonperforming assets at March 31, 2007 increased to $18.6 million compared to $12.5 million at December 31, 2006. The increase is primarily due to an increase in the commercial real estate category as a result of the Westbank acquisition and to a lesser extent an increase in commercial construction loans. There was also an increase in nonperforming commercial business loans also primarily due to the acquisition of Westbank. Exposure to mortgage lending with FICO scores less than 600 is relatively insignificant comprising only 0.4% of mortgage loans. Nonperforming loans as a percent of total loans outstanding continue to remain at low levels and at March 31, 2007 was 0.41%, up from 0.33% at December 31, 2006. The allowance for loan losses to nonperforming loans ratio was 226.62% at March 31, 2007, less than the ratio of 300.03% at year-end 2006. The allowance for loan losses to total loans was 0.93% at the end of March 31, 2007, compared to 0.98% at December 31, 2006.

Table 9: Nonperforming Assets

	March 31,	December 31,
(Dollars in thousands)	2007	2006

Nonaccruing loans (1)
Real estate loans
Residential (one- to four- family)	$2,791	$1,716
Commercial	9,219	6,906

Total real estate loans	12,010	8,622
Commercial business	5,695	3,337
Consumer loans
Home equity and equity lines of credit	552	467
Other consumer	245	42

Total consumer loans	797	509

Total Nonaccruing loans	18,502	12,468
Real Estate Owned	112	-

Total nonperforming assets	$18,614	$12,468

Allowance for loan losses as a percent of total loans (2)	0.93%	0.98%
Allowance for loan losses as a percent of total nonperforming loans	226.62	300.03
Total nonperforming loans as a percentage of total loans (2)	0.41	0.33
Total nonperforming assets as a percentage of total assets	0.23	0.17

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

Allowance For Loan Losses
 As displayed in Table 10 below, during the three months ended March 31, 2007, the Company recorded net charge-offs of $217,000, compared to net recoveries of $377,000 for the three months ended March 31, 2006. As a result of the net charge-offs recorded for the period, an increase in nonaccrual loans, the loans acquired from Westbank being re-rated under the Company’s risk rating system and the overall growth in the portfolio, a provision for loan losses of $1.0 million was recorded. Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators. The Company had a loan loss allowance of $41.9 million and $37.4 million at March 31, 2007 and December 31, 2006, respectively. The March 31, 2007 allowance includes $3.7 million which was acquired as a result of the Westbank acquisition in January 2007.

Table 10: Schedule of Allowance for Loan Losses

	At or For the Three Months
	Ended March 31,
(Dollars in thousands)	2007	2006

Balance at beginning of period	$37,408	$35,552
Net allowances gained through acquisition	3,739	2,224
Provision for loan losses	1,000	-
Charge-offs
Residential and commercial real estate loans	2	-
Commercial business loans	538	320
Consumer loans	112	89

Total charge-offs	652	409

Recoveries
Residential and commercial real estate loans	250	156
Commercial business loans	53	586
Consumer loans	132	44

Total recoveries	435	786

Net charge-offs (recoveries)	217	(377)

Balance at end of period	$41,930	$38,153

Net charge-offs (recoveries) to average loans	0.02%	(0.04	) %
Allowance for loan losses to total loans	0.93	1.08
Allowance for loan losses to nonperforming loans	226.62	420.79
Net charge-offs (recoveries) to allowance for loan losses	0.52	(0.99)
Total recoveries to total charge-offs	66.72	192.18

Cash Surrender Value of Bank Owned Life Insurance
As of March 31, 2007, the Company had cash surrender value of bank owned life insurance assets of $127.3 million, an increase of $11.1 million from $116.2 million at December 31, 2006. The increase is predominately due to the amount acquired from Westbank of $9.5 million. Increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income tax.

Intangible Assets
At March 31, 2007, the Company had intangible assets of $592.0 million, an increase of $88.3 million, or 17.5%, from $503.7 million at December 31, 2006. The increase was predominately due to the acquisition of Westbank on January 2, 2007 which resulted in the Company recording additional goodwill of $79.9 million and a core deposit intangible of $14.2 million and the acquisition of CIMI which increased intangible assets by $1.6 million. These increases were partially offset by year-to-date amortization expense of $3.1 million and the reversal of a portion of the deferred tax liability related to Connecticut Bancshares bond investments of $3.2 million. In accordance with SFAS No. 141, all assets acquired and liabilities assumed are recorded based on their fair values on the acquisition date.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value an impairment charge is recorded to income. Goodwill is not amortized, but instead is reviewed for impairment on an annual basis. The Company performed its annual test for goodwill impairment during the first quarter of the year on its two reporting units, NewAlliance Bank and the Trust Department, and no impairment was recorded. No events or circumstances subsequent to those evaluations indicate that the carrying value of the Company’s goodwill may not be recoverable.

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

Table 11: Deposits

	March 31,	December 31,
(In thousands)	2007	2006

Savings	$879,854	$774,457
Money market	499,040	509,940
NOW	454,648	384,249
Demand	513,081	464,554
Time	2,095,487	1,767,467

Total deposits	$4,442,110	$3,900,667

As displayed in Table 11, deposits increased $541.4 million compared to December 31, 2006, attributable to the acquisition of Westbank which added approximately $600.0 million in deposits. This increase is partially offset by a decrease in organic time deposit flows due primarily to the competitive market environment and competitor pricing. The Company continues to offer product promotions, and has focused on both maintaining and increasing core deposits with “free checking” and “free savings” promotions. As a result of these promotions, through direct mail campaigns and effective advertising, the Company was able to attract both new retail and business customers and opened approximately 5,200 checking and 7,000 savings accounts during the quarter, the majority of which were the “free” products. The Company also continues to offer premium certificate of deposit rates to select customers who either have or establish a checking relationship with the Company.

Table 12: Borrowings

	March 31,	December 31,
(In thousands)	2007	2006

FHLB advances (1)	$1,802,354	$1,721,886
Repurchase agreements	197,146	172,777
Mortgage loans payable	1,560	1,592
Junior subordinated debentures issued to affiliated trusts (2)	25,085	7,609

Total borrowings	$2,026,145	$1,903,864

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $12.5 million and $13.5 million at March 31, 2007 and December 31, 2006, respectively.
(2)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $450,000 and $500,000 at March 31, 2007 and December 31, 2006, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Table 12 above summarizes the Company’s recorded borrowings of $2.03 billion at March 31, 2007. Borrowings increased $122.3 million, or 6.4%, from the balance recorded at December 31, 2006, mainly in FHLB advances. This increase in FHLB advances was primarily due to funding loan growth while managing interest rate risk and liquidity. At March 31, 2007, the majority of the Company’s outstanding FHLB advances were at fixed rates, while only $60.0 million had floating rates.

Stockholders’ Equity
Total stockholders’ equity equaled $1.43 billion at March 31, 2007, $69.2 million higher than the balance at December 31, 2006. The increase consisted primarily of common stock issued for the Westbank acquisition of $58.9 million, net income of $9.3 million, stock option and restricted stock expense of $2.8 million, and an increase of $6.0 million in other comprehensive income resulting from an after tax appreciation in the fair market value of investments available for sale. These increases were partially offset by a decrease due to dividends paid of $6.4 million. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below. Book value per share amounted to $12.62 and $12.43 at March 31, 2007 and December 31, 2006, respectively.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap”. An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 2007, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was negative $352.6 million, or negative 4.42% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the current yield curve as of March 31, 2007 was utilized. This interest rate scenario most closely approximates management’s expectations for interest rate movements over the next twelve months.

As of March 31, 2007, the Company’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage change in
estimated net interest margin
over twelve months

100 basis point instantaneous and sustained increase in rates	-1.46%
100 basis point instantaneous and sustained decrease in rates	-1.52%

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

Based on the scenarios above, net interest income would decline slightly in the 12-month period after an immediate decrease in rates, and would decrease slightly after an immediate increase in rates. These results reflect the current shape of the yield curve. Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on time deposits and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund purchases of investments and residential mortgage loans while managing interest rate risk and liquidity. At March 31, 2007, total borrowings from the Federal Home Loan Bank amounted to $1.79 billion, exclusive of $12.5 million in purchase accounting adjustments, and the Company had the capacity to increase that total to $1.95 billion. Additional borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At March 31, 2007 the Company’s repurchase agreement lines of credit totaled $125.0 million, $100.0 million of which was available on that date.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At March 31, 2007, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $490.8 million, or 6.2% of total assets.

The Company believes that the cash and due from banks, short-term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At March 31, 2007, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $864.7 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from March 31, 2007 are $1.85 billion.

At March 31, 2007, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $882.4 million, or 12.2%, which is above the threshold level of $362.4 million, or 5% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 20.0% and the Total risk-based capital ratio stood at 21.0%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $667.5 million, or 9.16% of average assets, which is above the required level of $291.4 million or 4.0%, the Tier 1 risk-based capital ratio was 15.2% and the Total risk-based capital ratio was 16.2%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” , on pages 23 through 39 under the caption “Asset and Liability Management and Management of Market and Interest Rate Risk”.

Item 4.  Controls and Procedures
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the first quarter 2007.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.  Controls and Procedures
Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of NewAlliance Bancshares, Inc.

Item 1A.   Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.

(b) Not applicable.

(c) The following table sets forth information about the Company’s stock repurchases for the three months ended March 31, 2007.

Issuer Purchases of Equity Securities

					(d) Maximum Number (or
			(b) Average	(c) Total Number of Shares	Approximate Dollar Value) of
		(a) Total Number	Price Paid per	Purchased as Part of	Shares that may Yet Be
		of Shares	Share (includes	Publicly Announced Plans	Purchased Under the Plans or
		Purchased	commission)	or Programs	Programs

Period

01/01/07 - 01/31/07	(1)	112,055	$16.40	0	9,459,700 shares

02/01/07 - 02/28/07		0	$-	0	9,459,700 shares

03/01/07 - 03/31/07		0	$-	0	9,459,700 shares

Total		112,055	$16.40	0

On January 31, 2006, the Company’s second stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan.

(1)  Represents shares of common stock withheld by the Company to satisfy tax withholding requirements on the vesting of restricted shares under the Company’s 2005 Long-Term Compensation Plan.

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

10.7.6
Amended and Restated Employment Agreement between NewAlliance Bank and Brian S. Arsenault, effective June 27, 2006. Incorporated herein by reference is Exhibit 10.7.6 filed with the Company’s Quarterly Report on Form 10- Q, filed August 8, 2006.

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

10.7.10
Employment Agreement between NewAlliance Bank and Koon-Ping Chan, effective June 27, 2006. Incorporated herein by reference is Exhibit 10.7.10 filed with the Company’s Quarterly Report on Form 10-Q, filed August 8, 2006.

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
10.11
Amendment Number One to the New Haven Savings Bank/NewAlliance Bank 2004 Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.11 filed with the Company’s Annual Report on Form 10-K, filed March 1, 2007.

10.12
Form of Indemnification Agreement for Directors and Certain Executive Officers. Incorporated herein by reference is Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K, filed March 1, 2007.

14	Code of Ethics for Senior Financial Officers. Incorporated herein by reference is Exhibit 14 filed with the Company’s Annual Report on Form 10-KT, filed March 30, 2004.
21	Subsidiaries of NewAlliance Bancshares, Inc. and NewAlliance Bank. Incorporated herein by reference is Exhibit 21 filed with the Company’s Annual Report on Form 10-K, filed March 1, 2007.
31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Merrill B. Blanksteen pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Merrill B. Blanksteen pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen
Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	May 7, 2007