Form 10-Q
period 2007-06-30
NEWALLIANCE BANCSHARES INC
filed 2007-08-07
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to __________.

Commission File Number: 001-32007

NEWALLIANCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-2407114

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510

(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer X	Accelerated filer ___	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               [     ] Yes           [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	112,569,879

Class	Outstanding at August 3, 2007

SIGNATURES

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except per share data) (Unaudited)	2007	2006

Assets
Cash and due from banks, noninterest bearing	$148,683	$127,948
Short-term investments	88,961	28,077

Cash and cash equivalents	237,644	156,025
Investment securities available for sale (note 4)	1,986,660	2,172,864
Investment securities held to maturity (note 4)	278,442	307,447
Loans held for sale	3,305	1,528
Loans, net (note 5)	4,559,869	3,785,468
Premises and equipment, net	63,902	52,479
Cash surrender value of bank owned life insurance	128,853	116,194
Goodwill (note 6)	529,018	454,258
Identifiable intangible assets (note 6)	58,959	49,403
Other assets (note 7)	95,812	152,030

Total assets	$7,942,464	$7,247,696

Liabilities
Deposits (note 8)
Non-interest bearing	$504,840	$464,554
Savings, interest-bearing checking and money market	1,881,657	1,668,646
Time	2,021,620	1,767,467

Total deposits	4,408,117	3,900,667
Borrowings (note 9)	2,032,059	1,903,864
Other liabilities	78,420	80,860

Total liabilities	6,518,596	5,885,391

Commitments and contingencies (note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares; issued 121,484 shares at June 30, 2007 and 117,474 shares at December 31, 2006	1,215	1,175
Additional paid-in capital	1,239,622	1,178,314
Unallocated common stock held by ESOP	(97,868)	(99,697)
Unearned restricted stock compensation	(29,278)	(32,987)
Treasury stock, at cost ( 8,606 shares at June 30, 2007 and 7,919 shares at December 31, 2006)	(125,134)	(114,605)
Retained earnings	447,040	455,649
Accumulated other comprehensive loss (note 15)	(11,729)	(25,544)

Total stockholders’ equity	1,423,868	1,362,305

Total liabilities and stockholders’ equity	$7,942,464	$7,247,696

See accompanying notes to consolidated financial statements.

     NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data) (Unaudited)	2007	2006	2007	2006

Interest and dividend income
Residential real estate loans	$31,729	$24,188	$61,549	$46,573
Commercial real estate loans	18,636	14,356	37,008	28,414
Commercial business loans	8,862	6,190	16,980	12,231
Consumer loans	10,887	9,002	21,641	17,491
Investment securities	27,265	25,167	56,129	51,353
Short-term investments	732	941	1,610	1,560

Total interest and dividend income	98,111	79,844	194,917	157,622

Interest expense
Deposits	32,655	21,651	64,677	40,657
Borrowings	22,847	15,589	44,226	29,741

Total interest expense	55,502	37,240	108,903	70,398

Net interest income before provision for loan losses	42,609	42,604	86,014	87,224

Provision for loan losses	600	-	1,600	-

Net interest income after provision for loan losses	42,009	42,604	84,414	87,224

Non-interest income
Depositor service charges	7,003	6,584	13,492	12,543
Loan and servicing income	612	481	1,058	1,237
Trust fees	1,676	1,647	3,343	3,312
Investment and insurance fees	1,861	1,350	3,535	2,960
Bank owned life insurance	1,600	653	3,170	1,288
Impairment on available for sale securities (note 4)	(22,574)	-	(22,574)	-
Rent	909	832	1,796	1,640
Net gain on securities and limited partnerships	344	15	1,171	54
Net gain on sale of loans	467	164	664	538
Other	336	307	808	693

Total non-interest income	(7,766)	12,033	6,463	24,265

Non-interest expense
Salaries and employee benefits (notes 10 & 11)	21,635	20,099	43,492	40,640
Occupancy	4,325	3,456	8,729	6,978
Furniture and fixtures	1,702	1,483	3,443	3,269
Outside services	4,182	4,453	8,759	9,476
Advertising, public relations, and sponsorships	2,258	1,572	3,938	3,133
Amortization of identifiable intangible assets	2,951	2,389	6,039	4,858
Conversion and merger related charges	472	326	2,339	2,481
Other	3,410	3,200	6,965	6,552

Total non-interest expense	40,935	36,978	83,704	77,387

(Loss) Income before income taxes	(6,692)	17,659	7,173	34,102

Income tax (benefit) provision	(2,833)	5,850	1,736	11,273

Net (loss) income	$(3,859)	$11,809	$5,437	$22,829

Basic (loss) earnings per share (note 16)	$(0.04)	$0.12	$0.05	$0.23
Diluted (loss) earnings per share (note 16)	(0.04)	0.12	0.05	0.23
Weighted-average shares outstanding (note 16)
Basic	103,872,256	100,102,013	103,960,928	100,161,660
Diluted	104,605,351	100,524,577	104,889,936	100,608,205
Dividends per share	$0.065	$0.060	$0.125	$0.115

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Six Months Ended June 30, 2007	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	(Loss)	Equity

Balance December 31, 2006	109,554	$1,175	$1,178,314	$(99,697)	$(32,987)	$(114,605)	$455,649	$(25,544)	$1,362,305
Common stock issued for acquisition	4,009	40	58,899						58,939
Dividends declared ($0.125 per share)							(13,332)		(13,332)
Allocation of ESOP shares, net of tax			167	1,829					1,996
Treasury shares acquired (note 14)	(686)					(10,529)			(10,529)
Exercise of stock options	1		10						10
Restricted stock expense					3,709				3,709
Stock option expense			2,232						2,232
Adoption of FIN 48, net of tax (note 2)							(714)		(714)
Comprehensive income:
Net income							5,437		5,437
Other comprehensive income, net of tax (note 15)								13,815	13,815

Total comprehensive income									19,252

Balance June 30, 2007	112,878	$1,215	$1,239,622	$(97,868)	$(29,278)	$(125,134)	$447,040	$(11,729)	$1,423,868

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In thousands) (Unaudited)	2007	2006

Cash flows from operating activities
Net income	$5,437	$22,829
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,600	-
Gain on sale of OREO	-	(21)
Restricted stock compensation expense	3,709	4,049
Stock option compensation expense	2,232	2,285
ESOP expense	1,996	1,796
Amortization of identifiable intangible assets	6,039	4,857
Net accretion/amortization of fair market adjustments from net assets acquired	(3,645)	(3,933)
Net accretion/amortization of investment securities	(133)	1,267
Change in deferred income taxes	4,836	1,452
Depreciation and amortization	3,560	3,146
Net securities gains	(387)	(4)
Impairment of investment portfolio	22,574	-
Net gain on sales of performing loans	(664)	(538)
Proceeds from sales of loans held for sale	23,564	16,032
Loans originated for sale	(30,471)	(18,476)
Loss on sale of fixed assets	-	44
Limited partnership income	(784)	(50)
Increase in cash surrender value of bank owned life insurance	(3,170)	(1,288)
Decrease in other assets	63,699	16,839
Decrease in other liabilities	(14,210)	(7,969)

Net cash provided by operating activities	85,782	42,317

Cash flows from investing activities
Purchase of securities available for sale	(89,599)	(57,971)
Purchase of securities held to maturity	-	(248,410)
Proceeds from maturity, sales, calls and principal reductions of securities available for sale	319,983	261,956
Proceeds from maturity, calls and principal reductions of securities held to maturity	29,604	7,256
Proceeds from sales of fixed assets	10	348
Net increase in loans held for investment	(329,315)	(290,738)
Net cash acquired (paid) for acquisitions	124,163	(5,581)
Proceeds from sales of other real estate owned	-	153
Proceeds from bank owned life insurance	-	13
Net purchases of premises and equipment	(3,979)	(2,244)

Net cash provided (used) in investing activities	50,867	(335,218)

Cash flows from financing activities
Net decrease in customer deposit balances	(122,381)	(20,183)
Net (decrease) increase in short-term borrowings	(24,726)	13,304
Proceeds from long-term borrowings	421,000	613,082
Repayments of long-term borrowings	(305,072)	(260,808)
Shares issued for exercise of options	10	-
Acquisition of treasury shares	(10,529)	(23,487)
Dividends declared	(13,332)	(11,810)

Net cash (used) provided by financing activities	(55,030)	310,098

Net increase in cash and cash equivalents	81,619	17,197

Cash and equivalents, beginning of period	156,025	173,787

Cash and equivalents, end of period	$237,644	$190,984

Supplemental information
Cash paid for
Interest on deposits and borrowings	$108,142	$67,855
Income taxes paid, net	8,277	6,956

In 2007, the fair values of noncash assets acquired and liabilities assumed in the acquisition of Westbank and Conn. Investment Management, Inc. were $537.2 million and $681.3 million, respectively.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements of NewAlliance Bancshares, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necesary to conform to the current year presentation. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10K as of and for the year ended December 31, 2006.

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

In May 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation for a Collateral Assignment Split-Dollar Life Insurance Agreement as well as recognition and measurement of the associated asset on the basis of the terms of the agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Management has not elected to early adopt EITF 06-10 and has not yet analyzed the estimated impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, to permit all entities to choose to elect to measure eligible financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings. Eligible items include any recognized financial assets and liabilities with certain exceptions including but not limited to, deposit liabilities, investments in subsidiaries, and certain deferred compensation arrangements. The decision about whether to elect the fair value option is generally applied on an instrument-by-instrument basis, is generally irrevocable, and is applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. This Statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Management is currently analyzing the impact of making this election for any of the Company’s eligible financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” – an amendment of SFAS Nos. 87, 88, 106, and 132(R), that requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets for fiscal years ending after December 15, 2006. The Standard also requires that employers measure plan assets and obligations as of the date of their financial statements. This Statement requires a public entity that currently measures plan assets and benefit obligations as of a date other than the date of its statement of financial position to implement the change in measurement date for fiscal years ending after December 15, 2008. Amounts recognized pursuant to SFAS No. 158 will not affect the Bank’s regulatory capital. The impact of adopting SFAS No. 158 on December 31, 2006, was a reduction to shareholders’ equity of $5.8 million, net of tax, with no impact to the consolidated statements of income and cash flows. This decrease is based on the September 30, 2006 valuation measurement date for pension costs.

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

In September 2006, the EITF affirmed as a final consensus EITF Issue No. 06-4 – “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. Issue 06-4 stipulates that the agreement by the employer to share a portion of a life insurance policy with the employee during the employees’ post retirement

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

period is a post retirement benefit arrangement and the purchase of a split dollar life insurance policy does not constitute a settlement of the postretirement benefit as defined in SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”. Issue 06-4 requires a liability to be recorded for the postretirement obligation. Issue 06-4 is applicable for the first annual or interim reporting period beginning after December 15, 2007 and should be applied through either (1) a cumulative effect adjustment to retained earnings or (2) retrospective application in accordance with the guidance in SFAS No. 154, “Accounting for Changes and Error Corrections”, but early adoption is permitted. Management has elected not to early adopt EITF 06-4 and has not yet analyzed the estimated impact on the Company’s consolidated financial statements.

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

3.	Business Combinations

The following table summarizes acquisitions completed since January 1, 2006.

		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Connecticut Investment Management, Inc.	3/5/2007	$951	$652	$664	$1,363	$2,000	$-	$2,000
Westbank Corporation, Inc.	1/2/2007	716,834	42,967	78,119	14,232	58,447	4,009	117,386
Cornerstone Bancorp, Inc.	1/2/2006	211,358	18,290	24,908	6,777	14,261	2,393	47,519

The transactions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

Connecticut Investment Management Inc.

On March 5, 2007, the Company completed its acquisition of Connecticut Investment Management, Inc. (“CIMI”) a registered investment advisory firm for $2.0 million in cash. At December 31, 2006 CIMI had approximately $190.0 million in assets under management.

Westbank Corporation Acquisition

On January 2, 2007 the Company completed the acquisition of Westbank Corporation (“Westbank”), the parent company of Westbank. Under the terms of the purchase agreement, each outstanding share of common stock of Westbank was converted into the right to elect to receive $23.00 in cash, the right to receive 1.5646 shares of the Company stock, or a combination thereof. All outstanding options to acquire shares of Westbank common stock were cancelled in consideration of a lump sum cash payout in the amount equal to the excess, if any, of $23.00 over the per share exercise price of such stock options. As a result of the elective option, the merger consideration each Westbank shareholder elected to receive was adjusted, so that 50% of the total merger consideration was paid in company stock. The aggregate merger consideration was valued at approximately $117.4 million. Westbank had assets of approximately $716.8 million and stockholders’ equity of approximately $43.0 million on January 2, 2007.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

4.	Investment Securities

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2007 and December 31, 2006.

	June 30, 2007				December 31, 2006

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$8,658	$1	$(5)	$8,654	$8,801	$1	$(145)	$8,657
U.S. Government sponsored enterprise obligations	217,866	45	(479)	217,432	229,244	184	(678)	228,750
Corporate obligations	38,623	-	(645)	37,978	38,779	-	(739)	38,040
Other bonds and obligations	66,987	48	(420)	66,615	84,728	98	(689)	84,137
Marketable and trust preferred equity securities	183,200	901	(908)	183,193	183,432	1,221	(822)	183,831
Mortgage-backed securities	1,480,347	850	(8,409)	1,472,788	1,658,305	1,163	(30,019)	1,629,449

Total available for sale	1,995,681	1,845	(10,866)	1,986,660	2,203,289	2,667	(33,092)	2,172,864

Held to maturity
Mortgage-backed securities	272,857	146	(1,835)	271,168	301,642	2,220	(1,248)	302,614
Other bonds	5,585	-	(102)	5,483	5,805	2	(99)	5,708

Total held to maturity	278,442	146	(1,937)	276,651	307,447	2,222	(1,347)	308,322

Total securities	$2,274,123	$1,991	$(12,803)	$2,263,311	$2,510,736	$4,889	$(34,439)	$2,481,186

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of June 30, 2007.

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Treasury obligations	$-	$-	$3,991	$5	$3,991	$5
U. S. Government sponsored enterprise obligations	160,267	395	23,492	84	183,759	479
Corporate obligations	6,990	191	30,989	454	37,979	645
Other bonds and obligations	1,719	11	24,012	511	25,731	522
Marketable and trust preferred equity obligations	8,379	20	19,640	888	28,019	908
Mortgage-backed securities	334,369	1,861	492,638	8,383	827,007	10,244

Total securities with unrealized losses	$511,724	$2,478	$594,762	$10,325	$1,106,486	$12,803

Of the issues summarized above, 82 issues have unrealized losses for less than twelve months and 146 have unrealized losses for twelve months or more. Management believes that no individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions and the unrealized losses on these securities are attributable to changes in market interest rates. The unrealized losses reported for trust-preferred securities, corporate obligations and other bonds and obligations relate to securities that are investment grade and the unrealized losses on these securities are attributable to changes in market interest rates rather than credit quality of the issuer. The Company has the ability and intent to hold the securities contained in the table for a period of time necessary to recover the unrealized losses, which may be until maturity. As of June 30, 2007, an other-than-temporary impairment loss was recognized on certain securities classified as available for sale as described below.

As previously reported on July 23, 2007, in a press release and a filing on Form 8-K, the Company completed a restructuring strategy of part of its available for sale investment portfolio to reduce the Company’s exposure to fixed rate assets, as well as to improve the overall portfolio yield. In the restructuring, the market value of securities sold was $759.0 million, which represents all of the fixed rate mortgage-backed securities and $35.7 million of other odd lot positions. The mortgage-backed securities consisted of seasoned 10 and 15 year fixed rate mortgage-backed securities, balloon agency mortgage-backed securities, fixed rate agency collateralized mortgage obligations and fixed rate AAA-rated collateralized mortgage obligations.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The cash proceeds were immediately reinvested in agency hybrid adjustable rate mortgage-backed securities. None of the securities sold or purchased contained sub prime mortgage collateral.

The restructuring resulted in a pre-tax impairment charge of $22.6 million, which was recognized in the consolidated statement of income for the three months ended June 30, 2007. The market value loss that these investment securities carried at June 30, 2007 was recorded as an other-than-temporary impairment since the Company did not have the intent to hold these securities to recovery. In July 2007 the Company sold the selected securities at an additional pre-tax loss of $5.7 million, which will be recognized in the consolidated statement of income for the three months ended September 30, 2007 and represents the additional change in market value between June 30, 2007 and the date sold.

Management focused on several key factors in making its determination regarding the securities portfolio, including the Company’s overall interest rate risk and future earnings. The book yield on the securities sold was 4.17%, and the book yield on the securities purchased was 5.72%. The transaction was modeled to recover the loss on sale, through increased interest income, in 30 months.

5.	Loans

The composition of the Company’s loan portfolio is as follows:

	June 30,	December 31,
(In thousands)	2007	2006

Residential real estate	$2,323,208	$1,924,648
Commercial real estate	1,142,455	960,624
Commercial business	471,829	350,507
Consumer
Home equity and equity lines of credit	624,218	570,493
Other	40,582	16,604

Total consumer	664,800	587,097

Total loans	4,602,292	3,822,876
Allowance for loan losses	(42,423)	(37,408)

Total loans, net	$4,559,869	$3,785,468

At June 30, 2007 and December 31, 2006, the Company’s residential real estate loan, home equity loan and equity lines of credit portfolios are entirely collateralized by one to four family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan portfolio is collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralize the majority of the commercial business loan portfolio.

The following table provides a summary of activity in the allowance for loan losses.

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2007	2006	2007	2006

Balance at beginning of period	$42,085	$38,153	$37,408	$35,552
Net allowance gained through acquisitions	-	-	3,894	2,224
Provision for loan losses	600	-	1,600	-
Charge-offs
Residential and commercial real estate loans	285	116	287	116
Commercial business loans	121	350	659	669
Consumer loans	175	100	287	189

Total charge-offs	581	566	1,233	974

Recoveries
Residential and commercial real estate loans	26	16	276	172
Commercial business loans	263	317	316	902
Consumer loans	30	38	162	82

Total recoveries	319	371	754	1,156

Net charge-offs (recoveries)	262	195	479	(182)

Balance at end of period	$42,423	$37,958	$42,423	$37,958

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

6.	Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the six months ended June 30, 2007 are summarized as follows:

				Total
		Core Deposit		Identifiable
		and Customer	Non-Compete	Intangible
(In thousands)	Goodwill	Relationships	Agreements	Assets

Balance, December 31, 2006	$454,258	$48,446	$957	$49,403
Westbank acquisition	78,119	14,232	-	14,232
Connecticut Investment Management acquistion	664	1,363	-	1,363
Other	(4,023)	-	-	-
Amortization expense	-	(5,352)	(687)	(6,039)

Balance, June 30, 2007	$529,018	$58,689	$270	$58,959

Estimated amortization expense for the year ending:
Remaining 2007		$5,373	$270	$5,643
2008		9,455	-	9,455
2009		8,501	-	8,501
2010		7,811	-	7,811
2011		7,556	-	7,556
Thereafter		19,993	-	19,993

The reduction of $4.0 million in goodwill, shown above as other, was primarily comprised of a reversal of a portion of the net deferred tax liability related to the Connecticut Bancshares Inc. (“Connecticut Bancshares”) acquisition and the implementation of FIN 48.

The components of identifiable intangible assets are as follows:

	Original		Balance
	Recorded	Cumulative	June 30,
(In thousands)	Amount	Amortization	2007

Identifiable intangible assets
Core deposit and customer relationships	$86,908	$28,219	$58,689
Non-compete agreements	9,758	9,488	270

Total	$96,666	$37,707	$58,959

7.	Other Assets

Selected components of other assets are as follows:

	June 30,	December 31,
(In thousands)	2007	2006

Deferred tax asset	$28,484	$27,425
Accrued interest receivable	31,538	29,440
Prepaid pension	3,950	4,696
Prepaid cash for acquisitions	-	58,705
Receivable arising from securities transactions	4,499	3,498
Investments in limited partnerships and other investments	7,976	8,018
Loan servicing rights	3,963	3,064
All other	15,402	17,184

Total other assets	$95,812	$152,030

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

8.	Deposits

	A summary of deposits by account type is as follows:

		June 30,	December 31,
	(In thousands)	2007	2006

	Savings	$930,944	$774,457
	Money market	496,791	509,940
	NOW	453,922	384,249
	Demand	504,840	464,554
	Time	2,021,620	1,767,467

	Total deposits	$4,408,117	$3,900,667

9.	Borrowings

	The following is a summary of the Company’s borrowed funds:

	June 30,	December 31,
(In thousands)	2007	2006

FHLB advances (1)	$1,811,197	$1,721,886
Repurchase agreements	194,300	172,777
Mortgage loans payable	1,527	1,592
Junior subordinated debentures issued to affiliated trusts (2)	25,035	7,609

Total borrowings	$2,032,059	$1,903,864

(1)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $11.5 million and $13.5 million at June 30, 2007 and December 31, 2006, respectively.

(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $400,000 and $500,000 at June 30, 2007 and December 31, 2006, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

FHLB advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. At June 30, 2007 and December 31, 2006, the Bank was in compliance with the FHLB collateral requirements. At June 30, 2007, the Company could borrow an additional $ 144.4 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $138.5 million as of June 30, 2007, all of which was available on that date. At June 30, 2007, the majority of the Company’s $1.80 billion outstanding FHLB advances were at fixed rates, while only $60.0 million had floating rates.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents the amount of net periodic pension cost for the three months ended June 30, 2007 and 2006.

					Other
	Qualified		Supplemental		Postretirement
	Pension		Retirement Plans		Benefits
(In thousands)	2007	2006	2007	2006	2007	2006

Service cost - benefits earned during the period	$809	$719	$125	$139	$50	$40
Interest cost on projected benefit obligation	1,258	1,137	159	150	88	83
Expected return on plan assets	(1,786)	(1,736)	-	-	-	-
Amortization:
Transition	-	-	-	-	13	13
Prior service cost	13	13	2	3	-	-
Loss (gain)	79	19	-	-	(6)	(4)

Net periodic benefit cost	$373	$152	$286	$292	$145	$132

The following table presents the amount of net periodic pension cost for the six months ended June 30, 2007 and 2006:

					Other
	Qualified		Supplemental		Postretirement
	Pension		Retirement Plans		Benefits
(In thousands)	2007	2006	2007	2006	2007	2006

Service cost - benefits earned during the period	$1,618	$1,439	$250	$278	$99	$80
Interest cost on projected benefit obligation	2,515	2,275	318	300	175	166
Expected return on plan assets	(3,571)	(3,472)	-	-	-	-
Amortization:
Transition	-	-	-	-	26	26
Prior service cost	25	25	3	6	-	1
Loss (gain)	159	38	-	-	(11)	(8)

Net periodic benefit cost	$746	$305	$571	$584	$289	$265

The Company does not expect to make a contribution to the pension plan in 2007 due to its current overfunded status.

In connection with its conversion to a state-chartered stock bank, the Company established an ESOP to provide substantially all employees of the Company the opportunity to become shareholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 27 years. The unallocated ESOP shares are pledged as collateral on the loan. At June 30, 2007, the loan had an outstanding balance of $103.2 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three and six months ended June 30, 2007 was approximately $929,000 and $1.9 million, respectively. For the three and six months ended June 30, 2006, the ESOP compensation expense was approximately $880,000 and $1.8 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of June 30, 2007 were as follows:

Shares released for allocation	788,885
Unreleased shares	6,665,677

Total ESOP shares	7,454,562

Market value of unreleased shares at June 30, 2007 (in thousands)	$98,119

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

11.	Stock-Based Compensation

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

Option Awards

Options awarded to date are for a term of ten years. Substantially all of these options were awarded on the original award date of June 17, 2005 and have the following vesting schedule: 40% vested at year-end 2005, 20% vested at year-end 2006 and 20% will vest at year-end of each of the years 2007 and 2008. Subsequent awards have vesting periods of either three or four years. The Company has assumed a 0.4% forfeiture rate as the majority of the options have been awarded to senior level management. Compensation expense recorded on options for both the three months ended June 30, 2007 and 2006 was $1.1 million or after tax expense of approximately $715,000. For the six months ended June 30, 2007 and 2006, compensation expense of $2.2 million and $2.3 million, respectively, or after-tax of approximately $1.5 million was recorded. It is anticipated that the Company will recognize expense on options of approximately $4.6 million, $4.3 million, $94,000, $71,000 and $ 11,000 in calendar years 2007 through 2011, unless additional awards are granted.

Options to purchase 80,000 shares were granted to employees during the six months ended June 30, 2007 and 23,750 shares were granted during the six months ended June 30, 2006. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $2.72 and $2.41 for these options which were granted in 2007 and 2006, respectively. The weighted-average related assumptions for the six months ended June 30, 2007 and 2006 are presented in the following table.

	2007	2006

Risk-free interest rate	4.50%	5.03%
Expected dividend yield	1.50%	1.71%
Expected volatility	16.17%	15.74%
Expected life (in years)	3.84	3.84

A summary of option activity under the Plan as of June 30, 2007 and changes during the period ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,427,496	$14.40
Granted	80,000	16.02
Exercised	(700)	14.39
Forfeited/cancelled	(4,050)	14.65
Expired	(1,750)	14.39

Options outstanding at June 30, 2007	8,500,996	$14.41	7.98	$2,707

Options exercisable at June 30, 2007	5,106,082	$14.40	7.96	$1,647

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the nonvested options during the six months ended June 30, 2007.
		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2007	3,415,446	$2.61
Granted	80,000	2.72
Vested	(96,482)	2.55
Forfeited / Cancelled	(4,050)	2.62

Nonvested at June 30, 2007	3,394,914	$2.61

Restricted Stock Awards

To date, 3,469,541 shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards in 2006 and 2007 have vesting schedules of either three or four years. The associated expense will be recorded based on the vesting schedules. Compensation expense recorded on restricted stock for both the three months ended June 30, 2007 and 2006 was approximately $2.0 million, or after tax expense of approximately $1.5 million. For the six months ended June 30, 2007 and 2006, compensation expense was recorded in the amount of $3.7 million and $4.0 million, or after-tax expense of approximately $2.7 million and $2.9 million, respectively. The Company anticipates that it will record expense of approximately $8.0 million, $7.0 million, $6.5 million, $6.4 million and $4.2 million in calendar years 2007 through 2011, respectively.

The following table summarizes the nonvested restricted stock awards during the six months ended June 30, 2007.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2007	2,769,666	$14.39
Granted	40,000	15.98
Vested	(549,476)	14.39
Forfeited / Cancelled	(150)	15.98

Nonvested at June 30, 2007	2,260,040	$14.42

12.	Income Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities. Deferred taxes charged to goodwill were in connection with the acquisitions of Connecticut Bancshares, Alliance Bancorp of New England, Inc. (“Alliance”), Trust Company of Connecticut (“Trust Company”), Cornerstone Bancorp, Inc., (“Cornerstone”), Westbank and CIMI. The Company had a net deferred tax asset of $28.5 million and $27.4 million at June 30, 2007 and December 31, 2006, respectively.

The allocation of deferred tax expense (benefit) involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Deferred tax expense (benefit) allocated to:
Stockholders’ equity, tax effect of the change in unrealized losses on investment securities available for sale, net of valuation allowance	$4,356	$(2,792)	$7,589	$(7,074)
Goodwill	(32)	-	(3,812)	(837)
Income	(8,076)	(539)	(4,836)	1,452

Total deferred tax (benefit)	$(3,752)	$(3,331)	$(1,059)	$(6,459)

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $427,000 in the liability for

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Six months ended
June 30,
(In thousands)	2007

Balance at January 1, 2007	$3,854
Additions for tax positions of prior years	123

Balance at June 30, 2007	$3,977

At June 30, 2007, total unrecognized tax benefits were $4.0 million, of which $3.0 million would not affect the annual effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2007, the Company has accrued approximately $837,000 in interest and penalties.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2002. In the first quarter of 2006, the Internal Revenue Service (“IRS”) commenced an examination of the income tax returns for 2003-2004 for the Company, Alliance, and Connecticut Bancshares and it is anticipated that the audit will be completed by the end of 2008. As of June 30, 2007, the IRS had not proposed any significant adjustments to the Company’s tax returns. Currently, the Company does not anticipate that there will be a significant increase or decrease to the total amount of unrecognized tax benefits within the next twelve months.

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

The table below summarizes the Company’s commitments and contingencies discussed above.

	June 30,	December 31,
(In thousands)	2007	2006

Loan commitments	$50,524	$42,460
Unadvanced portion of construction loans	185,781	234,993
Standby letters of credit	25,304	24,625
Unadvanced portion of lines of credit	559,327	527,310

Total commitments	$820,936	$829,388

Investment Commitments

As of June 30, 2007 and December 31, 2006, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $2.1 million and $3.1 million, respectively, which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

There are no material legal proceedings or other litigation. See Part II, Item I, Legal Proceedings, of this Form 10-Q.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

14.	Stockholders’ Equity

At June 30, 2007, stockholders’ equity amounted to $1.42 billion, or 17.9% of total assets, compared to $1.36 billion, or 18.8% at December 31, 2006. The Company paid cash dividends totaling $0.125 per share on common stock during the six months ended June 30, 2007.

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

Share Repurchase Plan

On January 31, 2006, the Company’s Board of Directors authorized a second repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 1,114,800 shares of common stock at a weighted average price of $14.57 per share as of June 30, 2007. There is no set expiration date for this repurchase plan.

Regulatory Capital

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At June 30, 2007, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
June 30, 2007
Tier 1 Capital (to Average Assets)	$666,928	9.1%	$291,741	4.0%	$364,676	5.0%
Tier 1 Capital (to Risk Weighted Assets)	666,928	15.2	175,983	4.0	263,974	6.0
Total Capital (to Risk Weighted Assets)	709,351	16.1	351,966	8.0	439,957	10.0

December 31, 2006
Tier 1 Capital (to Average Assets)	$675,714	10.1%	$267,189	4.0%	$333,986	5.0%
Tier 1 Capital (to Risk Weighted Assets)	675,714	17.7	152,555	4.0	228,832	6.0
Total Capital (to Risk Weighted Assets)	713,141	18.7	305,110	8.0	381,387	10.0

NewAlliance Bancshares, Inc.
June 30, 2007
Tier 1 Capital (to Average Assets)	$870,942	11.93%	$292,072	4.0%	$365,090	5.0%
Tier 1 Capital (to Risk Weighted Assets)	870,942	19.65	177,293	4.0	265,939	6.0
Total Capital (to Risk Weighted Assets)	913,365	20.61	354,586	8.0	443,232	10.0

December 31, 2006
Tier 1 Capital (to Average Assets)	$885,114	13.2%	$268,168	4.0%	$335,210	5.0%
Tier 1 Capital (to Risk Weighted Assets)	885,114	22.7	155,871	4.0	233,807	6.0
Total Capital (to Risk Weighted Assets)	922,541	23.7	311,743	8.0	389,678	10.0

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

15.	Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) and the related tax effects for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2007	2006	2007	2006

Net (loss) income	$(3,859)	$11,809	$5,437	$22,829
Other comprehensive income (loss), before tax
Unrealized gains (losses) on securities
Reclassification adjustment for impairment on securities
available for sale	22,574	-	22,574	-
Unrealized holding (losses) arising during the period,				-
excluding effect of the impairment	(10,183)	(8,243)	(783)	(20,559)
Reclassification adjustment for gains included in net income	(229)	(4)	(387)	(4)

Other comprehensive income (loss), before tax	12,162	(8,247)	21,404	(20,563)
Income tax (expense) benefit, net of valuation allowance	(4,356)	2,792	(7,589)	7,075

Other comprehensive income (loss), net of tax	7,806	(5,455)	13,815	(13,488)

Comprehensive income	$3,947	$6,354	$19,252	$9,341

16.	Earnings Per Share

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2007	2006	2007	2006

Net (loss) income	$(3,859)	$11,809	$5,437	$22,829
Average common shares outstanding for basic EPS	103,872	100,102	103,961	100,162
Effect of dilutive stock options and unvested stock awards	733	423	929	446

Average common and common-equivalent shares for dilutive EPS	104,605	100,525	104,890	100,608
Net (loss) income per common share:
Basic	$(0.04)	$0.12	$0.05	$0.23
Diluted	(0.04)	0.12	0.05	0.23

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

The Company’s business philosophy is to operate as a community bank with local decision-making authority, providing a broad array of banking and financial services including investment management, trust and insurance services to retail and commercial business customers. The Company operates 88 branches and has over 100 ATM’s in Connecticut and Massachusetts. At June 30, 2007 consolidated assets and shareholders’ equity were $7.94 billion and $1.42 billion, respectively.

The Company’s core operating objectives are to (1) build high quality, profitable loan portfolios, in particular through growth in commercial real estate, commercial business, residential real estate and home equity loans using organic, purchase and acquisition strategies, (2) increase core deposit relationships with a focus on checking and savings accounts, (3) increase the non-interest income component of total revenues through (i) development of banking-related fee income, (ii) growth in existing wealth management services, including trust and the sale of insurance and investment products, and (iii) the potential acquisition of additional financial services businesses, (4) grow through a disciplined acquisition strategy, supplemented by de-novo branching, (5) improve operating efficiencies through increased scale and process improvements and (6) utilize technology to enhance superior customer service and products.

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

Executive Overview

The Company has completed two acquisitions in 2007, Westbank Corporation (“Westbank”) on January 2nd and Connecticut Investment Management, Inc. (“CIMI”) on March 5th. Westbank was the bank holding company for Westbank, a commercial bank and trust company with 16 banking offices in Massachusetts and Connecticut and had assets and stockholders’ equity of approximately $716.8 million and $43.0 million, respectively, at December 31, 2006. The acquisition has taken the Company into central and western Massachusetts primarily along the I-91 corridor, as well as in towns contiguous to NewAlliance branches in northeastern Connecticut. CIMI was a registered investment advisory firm with approximately $190.0 million in assets under management. Further information regarding acquisitions can be found in Note 3, “Business Combinations,” in the Notes to the Unaudited Consolidated Financial Statements.

The Company recorded a net loss for the three months ended June 30, 2007 of $3.9 million compared to net income of $11.8 million for the comparable period a year ago. For the three months ended June 30, 2007 and 2006, diluted earnings per share were $(0.04) and $0.12, respectively. For the six months ended June 30, 2007, net income was $5.4 million compared to $22.8 million for the comparable period a year ago. For the six months ended June 30, 2007 and 2006, diluted earnings per share were $0.05 and $0.23, respectively.

In July 2007, the Company announced a restructuring of part of its available for sale investment portfolio. The restructuring primarily affected fixed rate mortgage-backed securities and CMO’s and was completed to reduce the Company’s exposure to fixed rate assets as well as to increase the yield on the portfolio, thereby providing a prospective improvement in the net interest margin. The market value of securities sold was $759.0 million and the cash proceeds were reinvested in agency hybrid adjustable rate mortgage-backed securities. As the restructuring was approved prior to June 30, 2007, the Company recorded an other-than-temporary impairment charge of $22.6 million ($14.7 million after-tax) in the second quarter of 2007 in accordance with SFAS No 115 “Accounting for Certain Investments in Debt and Equity Securities.” Upon completion of the securities sale in July 2007, the Company recorded an additional pre-tax loss of $5.7 million representing further changes in market value between June 30, 2007 and the date that the securities were sold.

Year over year comparisons were also impacted by the acquisitions of Westbank and CIMI as well as the interest rate environment. The shape of the yield curve and declining spreads have continued to compress the net interest margin, although the effect of the declining margin on net interest income has been partially offset by the growth in the loan portfolio resulting from acquired loans and strong loan originations.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except per share data)	2007	2006	2007	2006

Condensed Income Statement
Interest and dividend income	$98,111	$79,844	$194,917	$157,622
Interest expense	55,502	37,240	108,903	70,398

Net interest income before provision for loan losses	42,609	42,604	86,014	87,224
Provision for loan losses	600	-	1,600	-

Net interest income after provision for loan losses	42,009	42,604	84,414	87,224
Non-interest income	(7,766)	12,033	6,463	24,265
Operating expenses	40,463	36,652	81,365	74,906
Conversion and merger related charges	472	326	2,339	2,481

(Loss) Income before income taxes	(6,692)	17,659	7,173	34,102
Income tax (benefit) provision	(2,833)	5,850	1,736	11,273

Net (loss) income	$(3,859)	$11,809	$5,437	$22,829

Weighted average shares outstanding
Basic	103,872,256	100,102,013	103,960,928	100,161,660
Diluted	104,605,351	100,524,577	104,889,936	100,608,205
(Loss) Earnings per share
Basic	$(0.04)	$0.12	$0.05	$0.23
Diluted	(0.04)	0.12	0.05	0.23

Financial Ratios
Return on average assets (1)	(0.20)%	0.69%	0.14%	0.67%
Return on average equity (1)	(1.08)	3.56	0.78	3.43
Net interest margin (1)	2.44	2.77	2.47	2.86

Non-GAAP Ratios
Efficiency ratio (2)	71.55	67.67	73.35	69.30

Proforma return on average assets (1) (3)	0.55	0.69	0.51	0.67
Proforma return on average equity (1) (3)	3.03	3.56	2.89	3.43

Per share data
Book value per share	$12.61	$12.11	$12.61	$12.11
Tangible book value per share	7.41	7.48	7.41	7.48

(1)	Annualized.
(2)
The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, to the sum of net interest income and non-interest income, excluding security gains or losses, impairment on securities available for sale to fair value and limited partnership gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to investors in evaluating Company performance.

(3)	Excludes impairment on securities available for sale, net of tax.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2007 and 2006

Table 2: Summary Income Statements

	Three Months Ended					Six Months Ended
	June 30,		Change 2007/2006			June 30,		Change 2007/2006

(Dollars in thousands, except per share data)	2007	2006	Amount	Percent		2007	2006	Amount	Percent

Net interest income	$42,609	$42,604	$5	0.01%		$86,014	$87,224	$(1,210)	(1.39)%
Provision for loan losses	600	-	600	-		1,600	-	1,600	-
Non-interest income	(7,766)	12,033	(19,799)	(164.54)		6,463	24,265	(17,802)	(73.36)
Operating expenses	40,463	36,652	3,811	10.40		81,365	74,906	6,459	8.62
Conversion and merger related charges	472	326	146	44.79		2,339	2,481	(142)	(5.72)
(Loss) Income before income taxes	(6,692)	17,659	(24,351)	(137.90)		7,173	34,102	(26,929)	(78.97)
Income tax (benefit) provision	(2,833)	5,850	(8,683)	(148.43)		1,736	11,273	(9,537)	(84.60)

Net (loss) income	$(3,859)	$11,809	$(15,668)	(132.68	) %	$5,437	$22,829	$(17,392)	(76.18	) %

Basic and diluted (loss) earnings per share	$(0.04)	$0.12	$(0.16)	(133.33	) %	$0.05	$0.23	$(0.18)	(78.26	) %

Earnings Summary
As shown in Table 2, quarter and year-to-date income was affected by an other-than-temporary impairment charge of a part of the available for sale investment portfolio in which securities, primarily fixed rate mortgage-backed securities and CMO’s, with a market value of $759.0 million were sold in July. The Company recorded the impairment charge of $22.6 million ($14.7 million after-tax) based on market values as of June 30, 2007. The Company completed the restructuring of the investment portfolio in July and realized an additional $5.7 million pre-tax loss on the sale representing further changes in the market value between June 30, 2007 and the date the securities were sold. The cash proceeds from the sale were then reinvested in agency hybrid adjustable rate mortgage-backed securities.

As a result of this realignment, the Company reported a net loss of $3.9 million, or $(0.04) per share, for the three months ended June 30, 2007 and net income of $5.4 million, or $0.05 per share, for the six months ended June 30, 2007. This is a decrease in net income of $15.7 million and $17.3 million from the three and six month periods ended June 30, 2006, respectively.

For both the three and six months ended June 30, 2007, operating expenses were higher than the 2006 comparable periods due mostly to increased salaries and employee benefits and occupancy expenses, primarily resulting from the Westbank and CIMI acquisitions. The provision for loan losses has also increased in 2007 over 2006 as a result of growth in the loan portfolio, charge-offs incurred during the year and a slight increase in nonaccrual loans.

Net interest income for the three months ended June 30, 2007 was flat compared to the three months ended June 30, 2006. For the six months ended June 30th, net interest income declined slightly by $1.2 million to $86.0 million. Both the three and six month periods were negatively affected by the shape of the yield curve and declining spreads resulting in the continued compression of the net interest margin, and a decline in net interest-earning assets due to acquisitions, share buybacks and dividends paid. Offsetting these factors was the absence of approximately $1.0 million of dividend income in the three months ended June 30, 2006 on Federal Home Loan Bank (“FHLB”) stock due to changes by the FHLB in the timing of declaring their quarterly dividend.

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

Table 3: Average Balance Sheets for the Three Months Ended June 30, 2007 and 2006

	Three Months Ended

	June 30, 2007			June 30, 2006

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,296,841	$31,729	5.53%	$1,822,346	$24,188	5.31%
Commercial real estate	1,129,658	18,636	6.60	882,643	14,356	6.51
Commercial business	478,037	8,862	7.42	348,246	6,190	7.11
Consumer	660,334	10,887	6.59	567,070	9,002	6.35

Total Loans	4,564,870	70,114	6.14	3,620,305	53,736	5.94
Short-term investments	55,736	732	5.25	76,811	941	4.90
Investment securities	2,359,563	27,265	4.62	2,451,351	25,167	4.11

Total interest-earning assets	6,980,169	$98,111	5.62%	6,148,467	$79,844	5.19%
Non-interest-earning assets	910,013			726,965

Total assets	$7,890,182			$6,875,432

Interest-bearing liabilities
Deposits
Money market	$498,785	$4,201	3.37%	$570,112	$3,772	2.65%
NOW	425,608	1,209	1.14	361,283	439	0.49
Savings	906,121	4,296	1.90	799,766	1,864	0.93
Time	2,055,404	22,949	4.47	1,701,553	15,576	3.66

Total interest-bearing deposits	3,885,918	32,655	3.36	3,432,714	21,651	2.52
Repurchase agreements	193,016	1,914	3.97	165,419	1,288	3.11
FHLB advances and other borrowings	1,821,975	20,933	4.60	1,408,924	14,301	4.06

Total interest-bearing-liabilities	5,900,909	55,502	3.76%	5,007,057	37,240	2.98%
Non-interest-bearing demand deposits	490,733			471,047
Other non-interest-bearing liabilities	71,945			70,200

Total liabilities	6,463,587			5,548,304
Equity	1,426,595			1,327,128

Total liabilities and equity	$7,890,182			$6,875,432

Net interest-earning assets	$1,079,260			$1,141,410

Net interest income		$42,609			$42,604

Interest rate spread			1.86%			2.21%
Net interest margin (net interest income as a percentage of total interest-earning assets)			2.44%			2.77%
Ratio of total interest-earning assets to total interest-bearing liabilities			118.29%			122.80%

Table 4: Average Balance Sheets for the Six Months Ended June 30, 2007 and 2006

	Six Months Ended

	June 30, 2007			June 30, 2006

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,222,235	$61,549	5.54%	$1,762,800	$46,573	5.28%
Commercial real estate	1,125,494	37,008	6.58	877,738	28,414	6.47
Commercial business	461,341	16,980	7.36	346,249	12,231	7.06
Consumer	655,962	21,641	6.60	558,399	17,491	6.26

Total Loans	4,465,032	137,178	6.14	3,545,186	104,709	5.91
Short-term investments	60,053	1,610	5.36	66,644	1,560	4.68
Investment securities	2,435,575	56,129	4.61	2,478,746	51,353	4.14

Total interest-earning assets	6,960,660	$194,917	5.60%	6,090,576	$157,622	5.18%
Non-interest-earning assets	879,731			730,171

Total assets	$7,840,391			$6,820,747

Interest-bearing liabilities
Deposits
Money market	$503,482	$8,193	3.25%	$572,063	$6,799	2.38%
NOW	421,929	2,251	1.07	351,908	668	0.38
Savings	873,917	7,530	1.72	793,052	3,185	0.80
Time	2,096,046	46,703	4.46	1,700,985	30,005	3.53

Total interest-bearing deposits	3,895,374	64,677	3.32	3,418,008	40,657	2.38
Repurchase agreements	196,893	3,837	3.90	171,752	2,549	2.97
FHLB advances and other borrowings	1,781,600	40,389	4.53	1,357,736	27,192	4.01

Total interest-bearing-liabilities	5,873,867	108,903	3.71%	4,947,496	70,398	2.85%
Non-interest-bearing demand deposits	523,176			475,477
Other non-interest-bearing liabilities	49,337			68,527

Total liabilities	6,446,380			5,491,500
Equity	1,394,011			1,329,247

Total liabilities and equity	$7,840,391			$6,820,747

Net interest-earning assets	$1,086,793			$1,143,080

Net interest income		$86,014			$87,224

Interest rate spread			1.89%			2.33%
Net interest margin (net interest income as a percentage of total interest-earning assets)			2.47%			2.86%
Ratio of total interest-earning assets to total interest-bearing liabilities			118.50%			123.10%

Table 5: Rate/Volume Analysis
	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
	Compared to			Compared to
	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$1,022	$6,519	$7,541	$2,344	$12,632	$14,976
Commercial real estate	208	4,072	4,280	455	8,139	8,594
Commercial business	276	2,396	2,672	532	4,217	4,749
Consumer	358	1,527	1,885	969	3,181	4,150

Total loans	1,864	14,514	16,378	4,300	28,169	32,469
Short-term investments	64	(273)	(209)	213	(163)	50
Investment securities	3,067	(969)	2,098	5,684	(908)	4,776

Total interest-earning assets	$4,995	$13,272	$18,267	$10,197	$27,098	$37,295

Interest-bearing liabilities
Deposits
Money market	$942	$(513)	$429	$2,283	$(889)	$1,394
NOW	680	90	770	1,426	157	1,583
Savings	2,155	277	2,432	3,990	355	4,345
Time	3,787	3,586	7,373	8,870	7,828	16,698

Total interest bearing deposits	7,564	3,440	11,004	16,569	7,451	24,020
Repurchase agreements	389	237	626	878	410	1,288
FHLB advances and other borrowings	2,059	4,573	6,632	3,921	9,276	13,197

Total interest-bearing liabilities	10,012	8,250	18,262	21,368	17,137	38,505

(Decrease) increase in net interest income	$(5,017)	$5,022	$5	$(11,171)	$9,961	$(1,210)

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

As shown in Table 3, net interest income for the quarters ended June 30, 2007 and June 30, 2006 was $42.6 million. Although there has been considerable growth in the average interest-earning assets, net interest-earning assets declined $62.2 million and there was a 35 basis point decline in the net interest rate spread due partly to the shape of the yield curve and declines in spreads.

Interest income for the three months ended June 30, 2007 was $98.1 million, compared to $79.8 million for the quarter ended June 30, 2006, an increase of $18.3 million, or 22.9%. The increase in interest income was driven primarily by loans due to an increase in the average balances of $944.6 million. While all loan categories experienced increases in average balances and average yields, the commercial and residential real estate loan portfolios continued to be the drivers of growth. The increases in average balances are due to the acquisition of Westbank, the Company’s continued strategy of purchasing residential mortgages in the secondary market and increased organic loan originations. The loan portfolio volume increase accounted for approximately $14.5 million of the increase in interest income.

The cost of funds for the quarter ended June 30, 2007 increased $18.3 million, or 49.0% to $55.5 million compared to the prior year period. The average rate on interest-bearing liabilities increased 78 basis points to 3.76% from 2.98%. The increase in interest expense was primarily due to increases in time deposits and FHLB advances of $7.4 million and $6.6 million, respectively, from the quarter ended June 30, 2006. The increase in interest expense on time deposits was due to an 81 basis point increase in the average rate on these deposits coupled with an average balance increase of $353.9 million. The time deposit balances acquired from Westbank amounted to approximately $375.0 million. The 81 basis point increase in the average rate was due to market interest rate increases and the Company’s continued strategy of offering promotional rates in a challenging market to customers who either had or established a checking relationship with the Bank. The increase in interest expense of $6.6 million on FHLB advances was predominately due to an increase in the average balance of $413.1 million which helped fund the Company’s organic loan growth, fund the purchase of residential mortgages and offset deposit outflow. There was also a 54 basis point increase in the average rate paid on these borrowings due to increases in market interest rates. Increasing market interest rates, balances acquired from Westbank and checking and savings promotions were the primary factors for the higher interest expense in the other deposit categories, but were partially offset by a decline in the average balances of money market deposits.

As shown in Table 4, net interest income for the six months ended June 30, 2007 was $86.0 million, compared to $87.2 million for the six months ended June 30, 2006. This year over year net interest income decrease of $1.2 million was primarily due to the same factors as previously discussed above. The increase in interest expense on time deposits was again the main driver of the decrease of 44 basis points in the interest rate spread as the average rate paid on interest-bearing liabilities increased 86 basis points. Even though there has been significant growth in interest-earning assets, it has been outpaced by the growth and cost of funds of the interest-bearing liabilities causing an average balance decrease in net interest-earning assets of $56.3 million.

For the six months ended June 30, 2007, interest income was $ 194.9 million, an increase of $37.3 million, or 23.7%, from $157.6 million for the six months ended June 30, 2006. The increase in interest income attributable to the loan portfolio is $32.5 million, with $28.2 million due to an increase in the average balances of $919.8 million.

For the six months ended June 30, 2007, the cost of funds was $108.9 million compared to $70.4 million for the six months ended June 30, 2006. The dynamics affecting this increase of $38.5 million, or 54.7%, was consistent with the quarterly change in the cost of funds outlined above.

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management deemed it necessary to record a provision for loan losses for the three months ended June 30, 2007 of $600,000. The primary factors that influenced management’s decision to record a provision was the quarterly growth in the loan portfolio, net charge-offs of $262,000 for the quarter and an increase in non-performing loans of $2.7 million. The increase in non-performing loans was largely due to the loans acquired from Westbank. The provision for loan losses was $1.6 million and the net charge-offs were $479,000 for the six months ending June 30, 2007. There was no provision for the quarter or six months ended June 30, 2006 as the allowance was deemed adequate based on the level of delinquencies, nonperforming loans and criticized assets at that time.

At June 30, 2007, the allowance for loan losses was $42.4 million, which represented 0.92% of total loans and 280.09% of nonperforming loans. This compared to the allowance for loan losses of $37.4 million at December 31, 2006 representing 0.98% of total loans and 300.03% of nonperforming loans at that date. The allowance acquired as a result of the Westbank acquisition on January 2, 2007 was $3.9 million.

Table 6: Non-Interest Income
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change

(Dollars in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Depositor service charges	$7,003	$6,584	$419	6.36%	$13,492	$12,543	$949	7.57%
Loan and servicing income	612	481	131	27.23	1,058	1,237	(179)	(14.47)
Trust fees	1,676	1,647	29	1.76	3,343	3,312	31	0.94
Investment and insurance fees	1,861	1,350	511	37.85	3,535	2,960	575	19.43
Bank owned life insurance	1,600	653	947	145.02	3,170	1,288	1,882	146.12
Impairment on securities available for sale	(22,574)	-	(22,574)	(100.00)	(22,574)	-	(22,574)	(100.00)
Rent	909	832	77	9.25	1,796	1,640	156	9.51
Net gain on securities and limited partnerships	344	15	329	2,193.33	1,171	54	1,117	2,068.52
Net gain on sale of loans	467	164	303	184.76	664	538	126	23.42
Other	336	307	29	9.45	808	693	115	16.59

Total non-interest income	$(7,766)	$12,033	$(19,799)	(164.54)%	$6,463	$24,265	$(17,802)	(73.36)%

Non-Interest Income
As displayed in Table 6, non-interest income decreased $19.8 million to $(7.8) million for the three months ended June 30, 2007 from $12.0 million for the three months ended June 30, 2006. This decrease is due to a write-down on securities available for sale to fair value. See Note 4 of Notes to Unaudited Consolidated Financial Statement for additional information. Excluding the effect of the securities portfolio impairment, non interest income increased $2.8 million and is primarily due to increases in bank owned life insurance, investment and insurance income, depositor service charges and net gain on securities and limited partnerships. The increase in BOLI was due to the purchase of $50.0 million of life insurance coverage during the third quarter of 2006, $9.5 million acquired from Westbank and the increase in the average yield earned. The increase in depositor service charges was mainly the result of increases in overdraft fees, check card, and ATM fees which was due to the acquisition of Westbank. The increase in the net gain on securities and limited partnerships was primarily due to gains on the call of trust preferred securities and a net increase in the carrying value of the Company’s investment in limited partnerships as the Company implemented the equity method of accounting for partnerships meeting certain criteria in the third quarter of 2006. The increase in investment and insurance fees is primarily due to the acquisition of CIMI, increased sales personnel, more experienced financial advisors and favorable market conditions, which have all boosted trading activity and higher sales of investment and insurance products.

The increase in non-interest income for the six months ended June 30, 2007, before the recognition of the securities impairment charge was primarily due to increases in BOLI, net gain on securities and limited partnerships, depositor service charges and investment and insurance income. The reasons for the increases were similar to those outlined in the quarterly discussion, and in addition, depositor service charges had increases in merchant services income primarily due to additional merchants, increased volume and pricing concessions.

Table 7: Non-Interest Expense
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change

(Dollars in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Salaries and employee benefits	$21,635	$20,099	$1,536	7.64%	$43,492	$40,640	$2,852	7.02%
Occupancy	4,325	3,456	869	25.14	8,729	6,978	1,751	25.09
Furniture and fixtures	1,702	1,483	219	14.77	3,443	3,269	174	5.32
Outside services	4,182	4,453	(271)	(6.09)	8,759	9,476	(717)	(7.57)
Advertising, public relations, and sponsorships	2,258	1,572	686	43.64	3,938	3,133	805	25.69
Amortization of identifiable intangible assets	2,951	2,389	562	23.52	6,039	4,858	1,181	24.31
Conversion and merger related charges	472	326	146	44.79	2,339	2,481	(142)	(5.72)
Other	3,410	3,200	210	6.56	6,965	6,552	413	6.30

Total non-interest expense	$40,935	$36,978	$3,957	10.70%	$83,704	$77,387	$6,317	8.16%

Non-Interest Expense
As displayed in Table 7, non-interest expense increased $4.0 million to $40.9 million for the three months ended June 30, 2007 from $ 37.0 million for the same period a year ago. The main driver of the increase was salaries and employee benefits, along with increases in occupancy, advertising, public relations, and sponsorships and amortization of identifiable intangible assets. The increase in salaries and employee benefits was primarily attributable to the acquisition of Westbank that occurred on January 2, 2007, general merit increases, and increased pension and medical benefit costs. The increase in salaries and employee benefits was partially offset by severance payments in 2006 for an executive that is no longer with the Company. Occupancy expense increased due to the added Westbank locations and the opening of a de novo office bringing the total number of banking offices to 88 from 71 at June 30, 2006. Electricity expense also served to increase the Company’s occupancy expenses due to the rate increases imposed by utility companies throughout the State of Connecticut. The increase in amortization of intangibles was primarily due to new amortization of customer intangibles recorded in conjunction with the acquisitions of Westbank and CIMI, partially offset by fewer non-compete agreements remaining from prior acquisitions. Advertising, public relations, and sponsorships increased due to various media advertising and bonus campaigns to promote free savings and home equity products and enhance our business banking relationships.

Non-interest expense increased $6.3 million to $83.7 million for the six months ended June 30, 2007. The majority of the increase was in salaries and employee benefits, occupancy, amortization of identifiable intangible assets, and advertising, public relations, and sponsorships. The reason for the increase in salaries and employee benefits parallels the quarterly discussion above. Partially offsetting the increase in salaries and employee benefits was a decrease in restricted stock and option expense due to the timing of executive and director retirements. Occupancy expense, amortization of intangibles and advertising, public relations, and sponsorships increased due to the reasons outlined in the quarterly discussion.

The majority of the decrease in outside services was due to higher consulting expenses in 2006 for human resources and a potential plan of merger abandoned during the due-diligence phase.

Income Tax (Benefit) Provision
The income tax benefit of $(2.8) million for the three months ended June 30, 2007 resulted in an effective tax rate of 42.3%, compared to an income tax expense of $5.9 million for the three months ended June 30, 2006, which resulted in an effective tax rate of 33.13%. The income tax expense for the six months ended June 30, 2007 and 2006 was $1.7 million and 11.3 million, respectively. The effective tax rate for these periods was 24.20% and 33.06%, respectively.

The change in the effective tax rate for the three and six months ended June 30, 2007 is primarily due to the decrease in pretax income related to the impairment on available for sale securities to fair value associated with the investment portfolio realignment. The projected effective rate for the year ended December 31, 2007 is 31.0%.

Financial Condition

Financial Condition Summary
 From December 31, 2006 to June 30, 2007, total assets and liabilities increased approximately $694.8 million and $633.2 million, respectively, due mainly to increases in loans, deposits and borrowings. Of the total increases, approximately $716.8 million of assets and approximately $673.9 million of liabilities are attributable to the Westbank acquisition. Stockholders’ equity increased $61.6 million to $1.42 billion due primarily to stock issued to acquire Westbank.

Short-Term Investments
 At June 30, 2007, short-term investments were $89.0 million, an increase of $60.9 million, or 216.8% from $28.1 million at December 31, 2006. This increase was the result of purchases of money market funds and commercial paper as the Company experienced a large influx of deposits at the end of June 2007.

Investment Securities
 The following table presents the amortized cost and estimated fair values of investment securities at June 30, 2007 and December 31, 2006.

Table 8: Investment Securities
	June 30, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$8,658	$8,654	$8,801	$8,657
U.S. Government sponsored enterprise obligations	217,866	217,432	229,244	228,750
Corporate obligations	38,623	37,978	38,779	38,040
Other bonds and obligations	66,987	66,615	84,728	84,137
Marketable and trust preferred equity securities	183,200	183,193	183,432	183,831
Mortgage-backed securities	1,480,347	1,472,788	1,658,305	1,629,449

Total available for sale	1,995,681	1,986,660	2,203,289	2,172,864

Held to maturity
Mortgage-backed securities	272,857	271,168	301,642	302,614
Other bonds	5,585	5,483	5,805	5,708

Total held to maturity	278,442	276,651	307,447	308,322

Total securities	$2,274,123	$2,263,311	$2,510,736	$2,481,186

At June 30, 2007 the Company had total investments of $2.27 billion, or 28.5%, of total assets. The decrease of $215.2 million, from $2.48 billion at December 31, 2006 was primarily the result of using cash flows from available-for-sale and held-to-maturity mortgage-backed securities to fund the purchase of residential real estate loans.

The Company completed a restructuring of part of its available for sale investment portfolio to reduce the Company’s exposure to fixed rate assets, as well as to increase the portfolio yield. In the restructuring, the book value of securities sold was $787.3 million and consisted of $138.3 million of seasoned 10 and 15 year fixed rate and $177.6 million of balloon agency mortgage backed securities, $388.3 million of fixed rate agency CMO’s, $46.8 million of fixed rate AAA-rated CMO’s, and $36.3 million of other odd lot positions. The cash proceeds were reinvested in agency hybrid adjustable rate mortgage backed securities.

Lending Activities
The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. Table 9 displays the balances of the Company’s loan portfolio as of June 30, 2007 and December 31, 2006.

Table 9: Loan Portfolio
	June 30, 2007		December 31, 2006

		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total

Residential real estate	$2,323,208	50.4%	$1,924,648	50.4%
Commercial real estate	1,142,455	24.8	960,624	25.1
Commercial business	471,829	10.3	350,507	9.2
Home equity and equity lines of credit	624,218	13.6	570,493	14.9
Other consumer	40,582	0.9	16,604	0.4

Total loans	$4,602,292	100.0%	$3,822,876	100.0%

As shown in Table 9, gross loans were $4.60 billion, up $779.4 million, or 20.4%, at June 30, 2007 from year-end 2006. The Company experienced an increase in all categories of loans which was primarily attributable to the acquisition of Westbank, loan purchases and organic loan growth.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of June 30, 2007, comprising fifty percent of gross loans. The increase of $398.6 million was due to loan portfolio purchases and balances acquired from Westbank of approximately $145.0 million. The purchased portfolio, which is made up of prime loans individually underwritten by the Company to our underwriting criteria, includes adjustable rate and 10 and 15 year fixed rate residential real estate loans with property locations throughout the United States. For 2007, loan purchases accounted for $247.6 million of the year-to-date increase in residential real estate loans and were primarily purchased with cash flows from the available for sale investment portfolio and funds borrowed from the FHLB.

Commercial real estate loans and commercial business loans increased $303.2 million. The increase was attributable to the Westbank acquisition which added approximately $235.0 million to the portfolios as well as continued organic growth. The Company’s continued strategy is to build a larger percentage of the Company’s assets in commercial loans including real estate, and other business loans. To accomplish this goal, the Company is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while maintaining strong credit quality.

Home equity loans and lines of credit increased $53.7 million from December 31, 2006 to June 30, 2007, with Westbank contributing approximately $30.2 million of the increase. These products were promoted by the Company through competitive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to investments. Other consumer loans increased $24.0 million from December 31, 2006 to June 30, 2007 with Westbank adding approximately $31.5 million.

Asset Quality
As displayed in Table 10, nonperforming assets at June 30, 2007 increased to $15.3 million compared to $12.5 million at December 31, 2006. The increase is primarily due to the Westbank acquisition. Exposure to mortgage lending to borrowers with FICO scores less than 600 is relatively insignificant comprising only 0.4% of mortgage loans. Nonperforming loans as a percent of total loans outstanding continue to remain at low levels and at June 30, 2007 was 0.33%, consistent with the ratio at December 31, 2006. The allowance for loan losses to total loans was 0.92% at June 30, 2007, compared to 0.98% at December 31, 2006. The allowance for loan losses to nonperforming loans ratio was 280.09% at June 30, 2007, only slightly less than the ratio of 300.03% at year-end 2006.

Table 10: Nonperforming Assets
	June 30,	December 31,
(Dollars in thousands)	2007	2006

Nonaccruing loans (1)
Real estate loans
Residential (one- to four- family)	$3,090	$1,716
Commercial	5,795	6,906

Total real estate loans	8,885	8,622
Commercial business	5,406	3,337
Consumer loans
Home equity and equity lines of credit	542	467
Other consumer	313	42

Total consumer loans	855	509

Total Nonaccruing loans	15,146	12,468
Real Estate Owned	112	–

Total nonperforming assets	$15,258	$12,468

Allowance for loan losses as a percent of total loans (2)	0.92%	0.98%
Allowance for loan losses as a percent of total nonperforming loans	280.09	300.03
Total nonperforming loans as a percentage of total loans (2)	0.33	0.33
Total nonperforming assets as a percentage of total assets	0.19	0.17

(1)

Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

Allowance For Loan Losses
 As displayed in Table 11 below, during the three months ended June 30, 2007, the Company recorded net charge-offs of $262,000, compared to net charge-offs of $195,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, the company recorded net charge-offs of $479,000 compared to net recoveries of $182,000 for the six months ended June 30, 2006. As a result of the net charge-offs recorded for the period, an increase in nonaccrual loans, loans acquired from Westbank being re-rated under the Company’s risk rating system and the overall growth in the portfolio, a provision for loan losses of $600,000 was recorded for the quarter ended June 30, 2007, bringing the year-to-date provision to $1.6 million. Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators. The Company had a loan loss allowance of $42.4 million and $37.4 million at June 30, 2007 and December 31, 2006, respectively. The June 30, 2007 allowance includes $ 3.9 million which was acquired as a result of the Westbank acquisition in January 2007.

Table 11: Schedule of Allowance for Loan Losses
	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Balance at beginning of period	$42,085	$38,153	$37,408	$35,552
Net allowances gained through acquisition	-	-	3,894	2,224
Provision for loan losses	600	-	1,600	-
Charge-offs
Residential and commercial real estate loans	285	116	287	116
Commercial business loans	121	350	659	669
Consumer loans	175	100	287	189

Total charge-offs	581	566	1,233	974

Recoveries
Residential and commercial real estate loans	26	16	276	172
Commercial business loans	263	317	316	902
Consumer loans	30	38	162	82

Total recoveries	319	371	754	1,156

Net charge-offs (recoveries)	262	195	479	(182)

Balance at end of period	$42,423	$37,958	$42,423	$37,958

Net charge-offs (recoveries) to average loans	0.02%	0.02%	0.02%	(0.01)%
Allowance for loan losses to total loans	0.92	1.02	0.92	1.02
Allowance for loan losses to nonperforming loans	280.09	392.82	280.09	392.82
Net charge-offs (recoveries) to allowance for loan losses	0.62	0.51	1.13	(0.48)
Total recoveries to total charge-offs	54.91	65.49	61.15	118.69

Cash Surrender Value of Bank Owned Life Insurance
As of June 30, 2007, the Company had cash surrender value of bank owned life insurance assets of $128.9 million, an increase of $12.7 million from $116.2 million at December 31, 2006. The increase is predominately due to the amount acquired from Westbank of $9.5 million. Increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income tax.

Intangible Assets
At June 30, 2007, the Company had intangible assets of $588.0 million, an increase of $ 84.3 million, or 16.7%, from $503.7 million at December 31, 2006. The increase was predominately due to the acquisition of Westbank on January 2, 2007 which resulted in the Company recording additional goodwill of $78.1 million and a core deposit intangible of $14.2 million and the acquisition of CIMI which increased intangible assets by $2.0 million. These increases were partially offset by year-to-date amortization expense of $ 6.0 million and the reversal of a portion of the deferred tax liability related to Connecticut Bancshares bond investments of $3.2 million. In accordance with SFAS No. 141, all assets acquired and liabilities assumed are recorded based on their fair values on the acquisition date.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value, an impairment charge is recorded to income. Goodwill is not amortized, but instead is reviewed for impairment on an annual basis. The Company performed its annual test for goodwill impairment during the first quarter of the year, and no impairment was recorded. No events or circumstances subsequent to those evaluations indicate that the carrying value of the Company’s goodwill may not be recoverable.

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

Table 12: Deposits
	June 30,	December 31,
(In thousands)	2007	2006

Savings	$930,944	$774,457
Money market	496,791	509,940
NOW	453,922	384,249
Demand	504,840	464,554
Time	2,021,620	1,767,467

Total deposits	$4,408,117	$3,900,667

As displayed in Table 1 2, deposits increased $507.5 million compared to December 31, 2006, primarily attributable to the acquisition of Westbank which added approximately $600.0 million in deposits. This increase is partially offset by a decrease in organic time deposits due primarily to the competitive market environment and competitor pricing. The Company continues to offer product promotions, and has focused on both maintaining and increasing core deposits with “free checking” and “free savings” promotions. As a result of these promotions, through direct mail campaigns and effective advertising, the Company was able to attract both new retail and business customers and opened approximately 13,000 checking and 16,000 savings accounts during the first half of the year, the majority of which were the “free” products. The Company also continues to offer premium certificate of deposit rates to select customers who either have or establish a checking relationship with the Company.

Table 13: Borrowings
	June 30,	December 31,
(In thousands)	2007	2006

FHLB advances (1)	$1,811,197	$1,721,886
Repurchase agreements	194,300	172,777
Mortgage loans payable	1,527	1,592
Junior subordinated debentures issued to affiliated trusts (2)	25,035	7,609

Total borrowings	$2,032,059	$1,903,864

(1)

Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141,“Business Combinations,” of $11.5 million and $13.5 million at June 30, 2007 and December 31, 2006, respectively.

(2)

Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141,“Business Combinations,” of $400,000 and $500,000 at June 30, 2007 and December 31, 2006, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Table 13 above summarizes the Company’s recorded borrowings of $2.03 billion at June 30, 2007. Borrowings increased $128.2 million, or 6.7%, from the balance recorded at December 31, 2006, mainly in FHLB advances. This increase in FHLB advances was primarily due to funding loan growth while managing interest rate risk and liquidity. At June 30, 2007, the majority of the Company’s outstanding FHLB advances were at fixed rates, while only $60.0 million had floating rates.

Stockholders’ Equity
 Total stockholders’ equity equaled $1.42 billion at June 30, 2007, $61.6 million higher than the balance at December 31, 2006. The increase consisted primarily of common stock issued for the Westbank acquisition of $58.9 million, stock option and restricted stock expense of $5.9 million and net income of $5.4 million. These increases were partially offset in part by our repurchase of 586,866 shares of our common stock for $10.5 million and the payment of $13.3 million of cash dividends declared on our common stock during the six months ended June 30, 2007. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below.

Dividends declared in the second quarter were $0.065 per share compared to $0.060 per share for the same period last year. On July 31, 2007, we declared a $0.065 per share cash dividend payable on August 20, 2007 to shareholders of record on August 10, 2007. Book value per share amounted to $12.61 and $12.43 at June 30, 2007 and December 31, 2006, respectively, and tangible book value amounted to $7.41 and $7.84 at the same dates, respectively.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At June 30, 2007, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was negative $349.8 million, or negative 4.41% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The gap analysis does not reflect the effect of the investment portfolio restructuring.

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

For the base case rate scenario the current yield curve as of June 30, 2007 was utilized. This interest rate scenario most closely approximates management’s expectations for interest rate movements over the next twelve months.

As of June 30, 2007, the Company’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage change in
estimated net interest margin
over twelve months

100 basis point instantaneous and sustained increase in rates	-1.06%
100 basis point instantaneous and sustained decrease in rates	-1.47%

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

Based on the scenarios above, net interest income would decline slightly in the 12-month period after an immediate decrease in rates, and would decrease slightly after an immediate increase in rates. These results reflect the current shape of the yield curve. Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on time deposits and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates, including the investment portfolio restructuring.

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund purchases of investments and residential mortgage loans while managing interest rate risk and liquidity. At June 30, 2007, total borrowings from the Federal Home Loan Bank amounted to $1.80 billion, exclusive of $11.5 million in purchase accounting adjustments, and the Company had the capacity to increase that total to $1.96 billion. Additional borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At June 30, 2007 the Company’s repurchase agreement lines of credit totaled $125.0 million, $100.0 million of which was available on that date.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2007, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $485.6 million, or 6.1% of total assets.

The Company believes that the cash and due from banks, short-term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At June 30, 2007, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $820.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from June 30, 2007 are $1.72 billion.

At June 30, 2007, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $870.9 million, or 11.9%, which is above the threshold level of $365.1 million, or 5% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 19.7% and the Total risk-based capital ratio stood at 20.6%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $ 666.9 million, or 9.14% of average assets, which is above the required level of $291.7 million or 4.0%, the Tier 1 risk-based capital ratio was 15.2% and the Total risk-based capital ratio was 16.1%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 19 through 34 under the caption “Asset and Liability Management and Management of Market and Interest Rate Risk”.

Item 4.  Controls and Procedures
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the second quarter 2007.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Not applicable.

(c) The following table sets forth information about the Company’s stock repurchases for the three months ended June 30, 2007.

Issuer Purchases of Equity Securities
		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
Period
04/01/07 - 04/30/07		0	$ -	0	9,459,700 shares
05/01/07 - 05/31/07		574,500	$15.12	574,500	8,885,200 shares
06/01/07 - 06/30/07	(1)	311	$15.00	0	8,885,200 shares
Total		574,811	$15.12	574,500

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

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting on April 24, 2007 (“Annual Meeting”).

(b)
The following individuals were re-elected as directors for three-year terms at the Annual Meeting: Carlton L. Highsmith, Joseph Rossi, Nathaniel D. Woodson and Joseph A. Zaccagnino. The other continuing directors are: Douglas K. Anderson, Roxanne J. Coady, John F. Croweak, Sheila B. Flanagan, Richard J. Grossi, Robert J. Lyons, Jr., Eric A. Marziali, Julia M. McNamara, Peyton R. Patterson and Gerald B. Rosenberg.

(c)
There were 113,451,940 shares of Common Stock eligible to be voted at the Annual Meeting and 102,274,070 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and vote for each proposal were as follows:

1.	Election of directors for Three-Year Terms (Proposal 1).

	Director	For	Withheld

	Carlton L. Highsmith	99,651,360	2,622,710
	Joseph H. Rossi	100,553,956	1,720,114
	Nathaniel D. Woodson	100,454,437	1,819,633
	Joseph A. Zaccagnino	100,334,304	1,939,766

	There were no abstentions or broker non-votes for any of the nominees.

2.	Ratification of Appointment of PricewaterhouseCoopers, LLP as independent auditors of the Company for the fiscal year ending December 31, 2007 (Proposal 2).

For	Against	Abstain

101,134,110	948,436	191,524

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

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen

Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	August 3, 2007