Form 10-Q
period 2007-09-30
NEWALLIANCE BANCSHARES INC
filed 2007-11-08
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to __________.

Commission File Number: 001-32007

NEWALLIANCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-2407114

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510

(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer X	Accelerated filer ___	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               [     ] Yes           [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	111,259,613

Class	Outstanding at November 5, 2007

SIGNATURES

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share data) (Unaudited)	2007	2006

Assets
Cash and due from banks, noninterest bearing	$141,022	$127,948
Short-term investments	81,967	28,077

Cash and cash equivalents	222,989	156,025
Investment securities available for sale (note 4)	2,180,599	2,172,864
Investment securities held to maturity (note 4)	284,613	307,447
Loans held for sale	4,662	1,528
Loans, net (note 5)	4,630,462	3,785,468
Premises and equipment, net	61,980	52,479
Cash surrender value of bank owned life insurance	130,492	116,194
Goodwill (note 6)	530,875	454,258
Identifiable intangible assets (note 6)	56,002	49,403
Other assets (note 7)	89,581	152,030

Total assets	$8,192,255	$7,247,696

Liabilities
Deposits (note 8)
Non-interest bearing	$506,622	$464,554
Savings, interest-bearing checking and money market	1,808,258	1,668,646
Time	1,977,949	1,767,467

Total deposits	4,292,829	3,900,667
Borrowings (note 9)	2,403,482	1,903,864
Other liabilities	77,112	80,860

Total liabilities	6,773,423	5,885,391

Commitments and contingencies (note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares; issued 121,486 shares at September 30, 2007 and 117,474 shares at December 31, 2006	1,215	1,175
Additional paid-in capital	1,241,173	1,178,314
Unallocated common stock held by ESOP	(96,953)	(99,697)
Unearned restricted stock compensation	(27,373)	(32,987)
Treasury stock, at cost (9,868 shares at September 30, 2007 and 7,919 shares at December 31, 2006)	(142,907)	(114,605)
Retained earnings	447,602	455,649
Accumulated other comprehensive loss (note 15)	(3,925)	(25,544)

Total stockholders’ equity	1,418,832	1,362,305

Total liabilities and stockholders’ equity	$8,192,255	$7,247,696

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data) (Unaudited)	2007	2006	2007	2006

Interest and dividend income
Residential real estate loans	$32,861	$25,446	$94,410	$72,019
Commercial real estate loans	18,630	14,903	55,638	43,317
Commercial business loans	8,473	6,478	25,453	18,709
Consumer loans	11,128	9,573	32,769	27,064
Investment securities	30,057	29,290	86,186	80,643
Short-term investments	704	658	2,314	2,218

Total interest and dividend income	101,853	86,348	296,770	243,970

Interest expense
Deposits	32,775	23,843	97,451	64,500
Borrowings	25,386	19,968	69,613	49,709

Total interest expense	58,161	43,811	167,064	114,209

Net interest income before provision for loan losses	43,692	42,537	129,706	129,761
Provision for loan losses	1,000	-	2,600	-

Net interest income after provision for loan losses	42,692	42,537	127,106	129,761

Non-interest income
Depositor service charges	7,419	6,762	20,911	19,305
Loan and servicing income	522	433	1,580	1,669
Trust fees	1,724	1,617	5,067	4,929
Investment and insurance fees	1,976	1,184	5,511	4,144
Bank owned life insurance	1,639	1,272	4,809	2,560
Impairment on available for sale securities (note 4)	-	-	(22,574)	-
Rent	967	882	2,764	2,522
Net (loss) gain on securities	(5,641)	25	(5,254)	30
Net gain on limited partnerships	990	2,015	1,774	2,065
Net gain on sale of loans	328	333	992	872
Other	533	275	1,339	968

Total non-interest income	10,457	14,798	16,919	39,064

Non-interest expense
Salaries and employee benefits (notes 10 & 11)	19,714	19,191	63,207	59,831
Occupancy	4,456	3,545	13,185	10,524
Furniture and fixtures	1,647	1,579	5,090	4,848
Outside services	4,195	3,722	12,955	13,198
Advertising, public relations, and sponsorships	1,862	1,160	5,800	4,294
Amortization of identifiable intangible assets	2,957	2,267	8,995	7,124
Conversion and merger related charges	70	186	2,409	2,667
Other	3,680	3,217	10,644	9,769

Total non-interest expense	38,581	34,867	122,285	112,255

Income before income taxes	14,568	22,468	21,740	56,570
Income tax provision	7,147	7,369	8,882	18,642

Net income	$7,421	$15,099	$12,858	$37,928

Basic earnings per share (note 16)	$0.07	$0.15	$0.12	$0.38
Diluted earnings per share (note 16)	0.07	0.15	0.12	0.38
Weighted-average shares outstanding (note 16)
Basic	103,173,249	98,817,007	103,792,415	100,045,514
Diluted	103,610,578	100,207,704	104,363,092	100,428,645
Dividends per share	$0.065	$0.06	$0.19	$0.175

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Nine Months Ended September 30, 2007	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	(Loss)	Equity

Balance December 31, 2006	109,554	$1,175	$1,178,314	$(99,697)	$(32,987)	$(114,605)	$455,649	$(25,544)	$1,362,305

Common stock issued for acquisition	4,009	40	58,899						58,939
Dividends declared ($0.19 per share)							(20,191)		(20,191)
Allocation of ESOP shares, net of tax			110	2,744					2,854
Treasury shares acquired (note 14)	(1,948)					(28,302)			(28,302)
Exercise of stock options	3		42						42
Restricted stock expense					5,614				5,614
Stock option expense			3,338						3,338
Excess tax benefit of stock-based compensation			470						470
Adoption of FIN 48, net of tax (note 2)							(714)		(714)

Comprehensive income:
Net income							12,858		12,858
Other comprehensive income, net of tax (note 15)								21,619	21,619

Total comprehensive income									34,477

Balance September 30, 2007	111,618	$1,215	$1,241,173	$(96,953)	$(27,373)	$(142,907)	$447,602	$(3,925)	$1,418,832

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In thousands) (Unaudited)	2007	2006

Cash flows from operating activities
Net income	$12,858	$37,928
Adjustments to reconcile net income to net cash provided by operating activities Provision for loan losses	2,600	-
Gain on sale of OREO	-	21
Restricted stock compensation expense	5,614	6,179
Stock option compensation expense	3,338	3,464
ESOP expense	2,854	2,696
Amortization of identifiable intangible assets	8,996	7,124
Net accretion/amortization of fair market adjustments from net assets acquired	(5,267)	(5,757)
Net accretion/amortization of investment securities	(643)	1,478
Change in deferred income taxes	3,897	1,047
Depreciation and amortization	5,340	4,691
Net securities loss (gains)	5,254	(30)
Impairment on available for sale securities	22,574	-
Net gain on sales of performing loans	(992)	(872)
Proceeds from sales of loans held for sale	42,968	31,319
Loans originated for sale	(45,500)	(30,361)
(Gain) loss on sale of fixed assets	(138)	104
Limited partnership income	(1,774)	(2,065)
Increase in cash surrender value of bank owned life insurance	(4,809)	(2,560)
Decrease in other assets	67,476	12,567
Decrease in other liabilities	(17,206)	(10,420)

Net cash provided by operating activities	107,440	56,553

Cash flows from investing activities
Purchase of securities available for sale	(1,149,502)	(185,298)
Purchase of securities held to maturity	(19,378)	(249,660)
Proceeds from maturity, sales, calls and principal reductions of securities available for sale	1,192,676	435,267
Proceeds from maturity, calls and principal reductions of securities held to maturity	43,049	21,333
Proceeds from sales of fixed assets	10	474
Net increase in loans held for investment	(405,850)	(365,834)
Net cash acquired (paid) for acquisitions	124,163	(5,581)
Proceeds from sales of other real estate owned	-	132
Purchase of bank owned life insuance	-	(50,000)
Proceeds from bank owned life insurance	-	13
Net purchases of premises and equipment	(3,757)	(4,090)

Net cash used in investing activities	(218,589)	(403,244)

Cash flows from financing activities
Net decrease in customer deposit balances	(237,563)	(124,804)
Net (decrease) increase in short-term borrowings	(13,667)	35,061
Proceeds from long-term borrowings	1,044,800	827,082
Repayments of long-term borrowings	(567,476)	(326,611)
Shares issued for exercise of options	42	-
Excess tax benefit of stock-based compensation	470	-
Acquisition of treasury shares	(28,302)	(26,662)
Dividends declared	(20,191)	(17,973)

Net cash provided by financing activities	178,113	366,093

Net increase in cash and cash equivalents	66,964	19,402

Cash and equivalents, beginning of period	156,025	173,787

Cash and equivalents, end of period	$222,989	$193,189

Supplemental information
Cash paid for
Interest on deposits and borrowings	$164,755	$110,142
Income taxes paid, net	8,115	12,209

In 2007, the fair values of noncash assets acquired and liabilities assumed in the acquisitions of Westbank and Conn. Investment Management, Inc. were $537.2 million and $681.3 million, respectively.

In 2007, approximately 4.0 million shares of common stock, valued at approximately $58.9 million were issued in connection with the acquistion of Westbank.

In 2006, the fair values of noncash assets acquired and liabilities assumed in the acquisition of Cornerstone were $212.3 million and $199.8 million, respectively.

In 2006, approximately 2.6 million shares of common stock, valued at approximately $35.9 million were issued in connection with the acquistion of Cornerstone and the contingent payment due to former sharesholders of Trust Company of Connecticut.

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements of NewAlliance Bancshares, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current year presentation. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10K as of and for the year ended December 31, 2006.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” – an amendment of SFAS Nos. 87, 88, 106, and 132(R), that requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets for fiscal years ending after December 15, 2006. The Standard also requires that employers measure plan assets and obligations as of the date of their financial statements. This Statement requires a public entity that currently measures plan assets and benefit obligations as of a date other than the date of its statement of financial position to implement the change in measurement date for fiscal years ending after December 15, 2008. Amounts recognized pursuant to SFAS No. 158 will not affect the Bank’s regulatory capital. The impact of adopting SFAS No. 158 on December 31, 2006, was a reduction to shareholders’ equity of $5.8 million, net of tax, with no impact to the consolidated statements of income and cash flows. This decrease was based on the September 30, 2006 valuation measurement date for pension costs.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

3.	Business Combinations

The following table summarizes acquisitions completed since January 1, 2006.

		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Connecticut Investment Management, Inc.	3/5/2007	$951	$652	$714	$1,363	$2,000	$-	$2,000
Westbank Corporation, Inc.	1/2/2007	716,834	42,967	79,541	14,232	58,447	4,009	117,386
Cornerstone Bancorp, Inc.	1/2/2006	211,358	18,290	25,041	6,777	14,261	2,393	47,519

The transactions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

Connecticut Investment Management, Inc.

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

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2007 and December 31, 2006.

	September 30, 2007				December 31, 2006

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$1,080	$6	$-	$1,086	$8,801	$1	$(145)	$8,657
U.S. Government sponsored enterprise obligations	207,429	850	(17)	208,262	229,244	184	(678)	228,750
Corporate obligations	31,565	-	(391)	31,174	38,779	-	(739)	38,040
Other bonds and obligations	45,213	47	(344)	44,916	84,728	98	(689)	84,137
Marketable and trust preferred equity securities	199,786	801	(3,529)	197,058	183,432	1,221	(822)	183,831
Mortgage-backed securities	1,692,450	10,849	(5,196)	1,698,103	1,658,305	1,163	(30,019)	1,629,449

Total available for sale	2,177,523	12,553	(9,477)	2,180,599	2,203,289	2,667	(33,092)	2,172,864

Held to maturity
Mortgage-backed securities	279,028	1,878	(847)	280,059	301,642	2,220	(1,248)	302,614
Other bonds	5,585	9	(60)	5,534	5,805	2	(99)	5,708

Total held to maturity	284,613	1,887	(907)	285,593	307,447	2,222	(1,347)	308,322

Total securities	$2,462,136	$14,440	$(10,384)	$2,466,192	$2,510,736	$4,889	$(34,439)	$2,481,186

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of September 30, 2007.

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U.S. Treasury obligations	$-	$-	$-	$-	$-	$-
U.S. Government sponsored enterprise obligations	9,912	5	11,538	12	21,450	17
Corporate obligations	7,077	99	24,098	292	31,175	391
Other bonds and obligations	478	2	22,916	402	23,394	404
Marketable and trust preferred equity obligations	22,696	1,313	18,315	2,216	41,011	3,529
Mortgage-backed securities	105,271	350	402,249	5,693	507,520	6,043

Total securities with unrealized losses	$145,434	$1,769	$479,116	$8,615	$624,550	$10,384

Of the issues summarized above, 30 issues have unrealized losses for less than twelve months and 122 have unrealized losses for twelve months or more. Management believes that no individual unrealized loss as of September 30, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions and the unrealized losses on these securities are attributable to changes in market interest rates. None of the securities are backed by sub prime mortgage loans. The unrealized losses reported for trust-preferred securities, corporate obligations and other bonds and obligations relate to securities that are investment grade and the unrealized losses on these securities are attributable to changes in market interest rates rather than credit quality of the issuer. The Company has the ability and intent to hold the securities contained in the table for a period of time necessary to recover the unrealized losses, which may be until maturity.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The restructuring resulted in a pre-tax impairment charge of $22.6 million, which was recognized in the consolidated statement of income for the three months ended June 30, 2007. The market value loss that these investment securities carried at June 30, 2007 was recorded as an other-than-temporary impairment since the Company did not have the intent to hold these securities to recovery. In July 2007 the Company sold the selected securities at an additional pre-tax loss of $5.7 million, which was recognized in the consolidated statement of income for the three months ended September 30, 2007 and represented the additional change in market value between June 30, 2007 and the date sold.

Management focused on several key factors in making its determination regarding the securities portfolio, including the Company’s overall interest rate risk and future earnings. The book yield on the securities sold was 4.17%, and the book yield on the securities purchased was 5.72%. The transaction was modeled to recover the loss on sale, through increased interest income, in 30 months.

5.	Loans

The composition of the Company’s loan portfolio is as follows:

	September 30,	December 31,
(In thousands)	2007	2006

Residential real estate	$2,395,191	$1,924,648
Commercial real estate	1,134,131	960,624
Commercial business	467,167	350,507
Consumer
Home equity and equity lines of credit	640,250	570,493
Other	36,723	16,604

Total consumer	676,973	587,097

Total loans	4,673,462	3,822,876
Allowance for loan losses	(43,000)	(37,408)

Total loans, net	$4,630,462	$3,785,468

At September 30, 2007 and December 31, 2006, the Company’s residential real estate loan, home equity loan and equity lines of credit portfolios are entirely collateralized by one to four family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan portfolio is collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralize the majority of the commercial business loan portfolio.

The following table provides a summary of activity in the allowance for loan losses.

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2007	2006	2007	2006

Balance at beginning of period	$42,423	$37,958	$37,408	$35,552
Net allowance gained through acquisitions	-	-	3,894	2,224
Provision for loan losses	1,000	-	2,600	-
Charge-offs
Residential and commercial real estate loans	3	283	289	399
Commercial business loans	528	281	1,186	951
Consumer loans	162	154	450	343

Total charge-offs	693	718	1,925	1,693

Recoveries
Residential and commercial real estate loans	16	28	292	200
Commercial business loans	218	579	534	1,482
Consumer loans	36	23	197	105

Total recoveries	270	630	1,023	1,787

Net charge-offs (recoveries)	423	88	902	(94)

Balance at end of period	$43,000	$37,870	$43,000	$37,870

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

6.	Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the nine months ended September 30, 2007 are summarized as follows:

				Total
		Core Deposit		Identifiable
		and Customer	Non-Compete	Intangible
(In thousands)	Goodwill	Relationships	Agreements	Assets

Balance, December 31, 2006	$454,258	$48,446	$957	$49,403
Westbank acquisition	79,541	14,232	-	14,232
Connecticut Investment Management acquistion	714	1,363	-	1,363
Other	(3,638)	-	-	-
Amortization expense	-	(8,039)	(957)	(8,996)

Balance, September 30, 2007	$530,875	$56,002	$-	$56,002

Estimated amortization expense for the year ending:
Remaining 2007		$2,686	$-	$2,686
2008		9,455	-	9,455
2009		8,501	-	8,501
2010		7,811	-	7,811
2011		7,556	-	7,556
Thereafter		19,993	-	19,993

The reduction of $3.6 million in goodwill, shown above as other, was primarily due to the implementation of FIN 48 and the reversal of a portion of the net deferred tax liability related to the Connecticut Bancshares, Inc. (“Connecticut Bancshares”) acquisition.

The components of identifiable intangible assets are as follows:
	Original		Balance
	Recorded	Cumulative	September 30,
(In thousands)	Amount	Amortization	2007

Identifiable intangible assets
Core deposit and customer relationships	$86,908	$30,906	$56,002
Non-compete agreements	9,758	9,758	-

Total	$96,666	$40,664	$56,002

7.	Other Assets

Selected components of other assets are as follows:

	September 30,	December 31,
(In thousands)	2007	2006

Deferred tax asset	$13,453	$27,425
Accrued interest receivable	36,174	29,440
Prepaid pension	3,577	4,696
Prepaid cash for acquisitions	-	58,705
Receivable arising from securities transactions	6,553	3,498
Investments in limited partnerships and other investments	8,735	8,018
Loan servicing rights	3,852	3,064
All other	17,237	17,184

Total other assets	$89,581	$152,030

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

8.	Deposits

A summary of deposits by account type is as follows:

	September 30,	December 31,
(In thousands)	2007	2006

Savings	$901,856	$774,457
Money market	504,175	509,940
NOW	402,227	384,249
Demand	506,622	464,554
Time	1,977,949	1,767,467

Total deposits	$4,292,829	$3,900,667

9.	Borrowings

The following is a summary of the Company’s borrowed funds:

	September 30,	December 31,
(In thousands)	2007	2006

FHLB advances (1)	$2,171,645	$1,721,886
Repurchase agreements	205,358	172,777
Mortgage loans payable	1,494	1,592
Junior subordinated debentures issued to affiliated trusts (2)	24,985	7,609

Total borrowings	$2,403,482	$1,903,864

(1)

Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $10.5 million and $13.5 million at September 30, 2007 and December 31, 2006, respectively.

(2)

Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $350,000 and $500,000 at September 30, 2007 and December 31, 2006, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

FHLB advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. At September 30, 2007 and December 31, 2006, the Bank was in compliance with the FHLB collateral requirements. At September 30, 2007, the Company could borrow an additional $97.8 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $128.8 million as of September 30, 2007, all of which was available on that date. At September 30, 2007, the majority of the Company’s $2.16 billion outstanding FHLB advances were at fixed rates, while only $60.0 million had floating rates.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents the amount of net periodic pension cost for the three months ended September 30, 2007 and 2006.

					Other
	Qualified		Supplemental		Postretirement
	Pension		Retirement Plans		Benefits
(In thousands)	2007	2006	2007	2006	2007	2006

Service cost - benefits earned during the period	$809	$719	$125	$139	$50	$39
Interest cost on projected benefit obligation	1,258	1,137	159	150	88	83
Expected return on plan assets	(1,786)	(1,736)	-	-	-	-
Amortization:
Transition	-	-	-	-	13	13
Prior service cost	13	13	2	3	-	1
Loss (gain)	79	19	-	-	(6)	(4)

Net periodic benefit cost	$373	$152	$286	$292	$145	$132

The following table presents the amount of net periodic pension cost for the nine months ended September 30, 2007 and 2006.

					Other
	Qualified		Supplemental		Postretirement
	Pension		Retirement Plans		Benefits
(In thousands)	2007	2006	2007	2006	2007	2006

Service cost - benefits earned during the period	$2,427	$2,158	$375	$417	$149	$120
Interest cost on projected benefit obligation	3,773	3,413	477	449	263	249
Expected return on plan assets	(5,357)	(5,209)	-	-	-	-
Amortization:
Transition	-	-	-	-	39	39
Prior service cost	38	38	5	9	-	2
Loss (gain)	238	57	-	-	(17)	(13)

Net periodic benefit cost	$1,119	$457	$857	$875	$434	$397

The Company does not expect to make a contribution to the pension plan in 2007 due to its current overfunded status.

In connection with its conversion to a state-chartered stock bank, the Company established an ESOP to provide substantially all employees of the Company the opportunity to become shareholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 27 years. The unallocated ESOP shares are pledged as collateral on the loan. At September 30, 2007, the loan had an outstanding balance of $102.7 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6,“Employers’ Accounting for Employee Stock Ownership Plans”. Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three and nine months ended September 30, 2007 was approximately $950,000 and $2.9 million, respectively. For the three and nine months ended September 30, 2006, the ESOP compensation expense was approximately $893,000 and $2.7 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of September 30, 2007 were as follows:

Shares released for allocation	851,181
Unreleased shares	6,603,381

Total ESOP shares	7,454,562

Market value of unreleased shares at September 30, 2007 (in thousands)	$96,938

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

11.	Stock-Based Compensation

The Company provides compensation benefits to employees and non-employee directors under its 2005 Long-Term Compensation Plan (the “LTCP”) which was approved by shareholders. The Company accounts for stock-based compensation using the fair value recognition provisions of revised SFAS No. 123 (“SFAS No. 123R”), “Share Based Payment”, which was adopted using the modified prospective transition method effective January 1, 2006. Under SFAS No. 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period.

The LTCP allows for the issuance of up to 11.4 million Options or Stock Appreciation Rights and up to 4.6 million Stock Awards or Performance Awards.

Option Awards

Options awarded to date are for a term of ten years. Substantially all of these options were awarded on the original award date of June 17, 2005 and have the following vesting schedule: 40% vested at year-end 2005, 20% vested at year-end 2006 and 20% will vest at year-end of each of the years 2007 and 2008. Subsequent awards have vesting periods of either three or four years. The Company has assumed a 0.4% forfeiture rate as the majority of the options have been awarded to senior level management. Compensation expense recorded on options for the three months ended September 30, 2007 and 2006 was $1.1 million and $1.2 million or after tax expense of approximately $719,000 and $768,000, respectively. For the nine months ended September 30, 2007 and 2006, compensation expense of $3.3 million and $3.5 million, respectively, or after-tax of approximately $2.2 million was recorded. It is anticipated that the Company will recognize expense on options of approximately $4.6 million, $4.3 million, $124,000, $102,000 and $34,000 in calendar years 2007 through 2011, unless additional awards are granted.

Options to purchase 80,000 shares were granted to employees during the nine months ended September 30, 2007 and 30,291 shares were granted during the nine months ended September 30, 2006. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $2.72 and $2.44 for these options which were granted in 2007 and 2006, respectively. The weighted-average related assumptions for the nine months ended September 30, 2007 and 2006 are presented in the following table.

	2007	2006

Risk-free interest rate	4.50%	5.03%
Expected dividend yield	1.50%	1.70%
Expected volatility	16.17%	15.91%
Expected life (in years)	3.84	3.84

A summary of option activity under the Plan as of September 30, 2007 and changes during the period ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,427,496	$14.40
Granted	80,000	16.02
Exercised	(2,950)	14.39
Forfeited/cancelled	(4,330)	14.72
Expired	(3,250)	14.39

Options outstanding at September 30, 2007	8,496,966	$14.41	7.73	$2,377

Options exercisable at September 30, 2007	5,102,732	$14.40	7.71	$1,446

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the nonvested options during the nine months ended September 30, 2007.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2007	3,415,446	$2.61
Granted	80,000	2.72
Vested	(96,882)	2.60
Forfeited / Cancelled	(4,330)	2.63

Nonvested at September 30, 2007	3,394,234	$2.61

Restricted Stock Awards

To date, 3,469,541 shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards in 2006 and 2007 have vesting schedules of either three or four years. The associated expense is recorded based on the vesting schedules. Compensation expense recorded on restricted stock for the three months ended September 30, 2007 and 2006 was approximately $1.9 million and $2.1 million or after tax expense of approximately $1.2 million and $1.4 million, respectively. For the nine months ended September 30, 2007 and 2006, compensation expense was recorded in the amount of $5.6 million and $6.2 million, or after-tax expense of approximately $3.6 million and $4.0 million, respectively. The Company anticipates that it will record expense of approximately $8.0 million, $7.1 million, $6.5 million, $6.4 million and $4.2 million in calendar years 2007 through 2011, respectively, unless additional awards are granted.

The following table summarizes the nonvested restricted stock awards during the nine months ended September 30, 2007.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2007	2,769,666	$14.39
Granted	40,000	15.98
Vested	(549,476)	14.39
Forfeited / Cancelled	(150)	15.98

Nonvested at September 30, 2007	2,260,040	$14.42

12.	Income Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities and excess tax benefits related to the vesting of restricted stock. Deferred taxes charged to goodwill were in connection with the acquisitions of Connecticut Bancshares, Alliance Bancorp of New England, Inc. (“Alliance”), Trust Company of Connecticut (“Trust Company”), Cornerstone Bancorp, Inc., (“Cornerstone”), Westbank and CIMI. The Company had a net deferred tax asset of $13.5 million and $27.4 million at September 30, 2007 and December 31, 2006, respectively.

The allocation of deferred tax expense involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Deferred tax expense (benefit) allocated to:
Stockholders’ equity, tax effect of the change in unrealized losses on investment securities available for sale, net of valuation allowance	$4,293	$7,896	$11,882	$822
Goodwill	2,005	23	(1,807)	(813)
Income	8,733	(405)	3,897	1,047

Total deferred tax	$15,031	$7,514	$13,972	$1,056

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $427,000 in the liability for unrecognized tax benefits. As of the date of adoption and after the impact of recognizing the decrease in the liability noted previously, the Company’s unrecognized tax benefits totaled $3.9 million and included $714,000 in accrued interest and penalties. Included in the balance at January 1, 2007, are tax positions of $2.9 million, the disallowance of which would not affect the annual effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Nine months ended
September 30,
(In thousands)	2007

Balance at January 1, 2007	$3,854
Additions for tax positions from business combinations	71
Additions for tax positions of prior years	184
Settlements	-

Balance at September 30, 2007	$4,109

Included in the balance at September 30, 2007 are $2.9 million of tax positions for which the ultimate deductibility is highly uncertain but for which the disallowance of the tax position would not affect the annual effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2007, the Company has accrued approximately $898,000 in interest and penalties.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2002. In the first quarter of 2006, the Internal Revenue Service (IRS) commenced an examination of the income tax returns for 2003-2004 for the Company, Alliance, and Connecticut Bancshares and it is anticipated that the audit will be completed by the end of 2008. As of September 30, 2007, the IRS has completed their initial findings and they have communicated no adjustments to the Company’s tax returns or positions. The audit is still pending review by the Joint Committee of Taxation until the end of 2008, therefore, the Company does not anticipate that there will be a significant increase or decrease to the total amount of unrecognized tax benefits within the next 12 months.

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

The table below summarizes the Company’s commitments and contingencies discussed above.

	September 30,	December 31,
(In thousands)	2007	2006

Loan commitments	$63,704	$42,460
Unadvanced portion of construction loans	196,022	234,993
Standby letters of credit	22,522	24,625
Unadvanced portion of lines of credit	564,672	527,310

Total commitments	$846,920	$829,388

Investment Commitments
As of September 30, 2007 and December 31, 2006, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $1.9 million and $3.1 million, respectively, which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

There are no material legal proceedings or other litigation. See Part II, Item I, Legal Proceedings, of this Form 10-Q.

14.    Stockholders’ Equity

At September 30, 2007, stockholders’ equity amounted to $1.42 billion, or 17.3% of total assets, compared to $1.36 billion, or 18.8% at December 31, 2006. The Company paid cash dividends totaling $0.19 per share on common stock during the nine months ended September 30, 2007.

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

Share Repurchase Plan
On January 31, 2006, the Company’s Board of Directors authorized a second repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 2,376,001 shares of common stock at a weighted average price of $14.32 per share as of September 30, 2007. There is no set expiration date for this repurchase plan.

Regulatory Capital
Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At September 30, 2007, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
September 30, 2007
Tier 1 Capital (to Average Assets)	$677,315	9.2%	$294,731	4.0%	$368,414	5.0%
Tier 1 Capital (to Risk Weighted Assets)	677,315	15.3	176,977	4.0	265,496	6.0
Total Capital (to Risk Weighted Assets)	720,315	16.3	353,995	8.0	442,493	10.0

December 31, 2006
Tier 1 Capital (to Average Assets)	$675,714	10.1%	$267,189	4.0%	$333,986	5.0%
Tier 1 Capital (to Risk Weighted Assets)	675,714	17.7	152,555	4.0	228,832	6.0
Total Capital (to Risk Weighted Assets)	713,141	18.7	305,110	8.0	381,387	10.0

NewAlliance Bancshares, Inc.
September 30, 2007
Tier 1 Capital (to Average Assets)	$859,044	11.6%	$295,208	4.0%	$369,010	5.0%
Tier 1 Capital (to Risk Weighted Assets)	859,044	19.3	178,364	4.0	267,456	6.0
Total Capital (to Risk Weighted Assets)	902,044	20.2	356,728	8.0	445,910	10.0

December 31, 2006
Tier 1 Capital (to Average Assets)	$885,114	13.2%	$268,168	4.0%	$335,210	5.0%
Tier 1 Capital (to Risk Weighted Assets)	885,114	22.7	155,871	4.0	233,807	6.0
Total Capital (to Risk Weighted Assets)	922,541	23.7	311,743	8.0	389,678	10.0

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

15.    Other Comprehensive Income

The following table presents the components of other comprehensive income and the related tax effects for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2007	2006	2007	2006

Net income	7,421	$15,099	$12,858	$37,928
Other comprehensive income, before tax
Unrealized gains on securities
Reclassification adjustment for impairment on securities available for sale	-	-	22,574	-
Unrealized holding gains arising during the period, excluding effect of the impairment	6,456	23,186	5,673	2,628
Reclassification adjustment for losses (gains) included in net income	5,641	(25)	5,254	(30)

Other comprehensive income, before tax	12,097	23,161	33,501	2,598
Income tax expense, net of valuation allowance	(4,293)	(7,896)	(11,882)	(821)

Other comprehensive income, net of tax	7,804	15,265	21,619	1,777

Comprehensive income	15,225	$30,364	$34,477	$39,705

16.    Earnings Per Share

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2007	2006	2007	2006

Net income	$7,421	$15,099	$12,858	$37,928
Average common shares outstanding for basic EPS	103,173	99,817	103,792	100,046
Effect of dilutive stock options and unvested stock awards	438	391	571	383

Average common and common-equivalent shares for dilutive EPS	103,611	100,208	104,363	100,429
Net income per common share:
Basic	$0.07	0.15	$0.12	$0.38
Diluted	0.07	0.15	0.12	0.38

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

The Company’s business philosophy is to operate as a community bank with local decision-making authority, providing a broad array of banking and financial services including investment management, trust and insurance services to retail and commercial business customers. The Company operates 88 branches and has over 100 ATM’s in Connecticut and Massachusetts. At September 30, 2007 consolidated assets and shareholders’ equity were $8.19 billion and $1.42 billion, respectively.

The Company’s core operating objectives are to (1) build high quality, profitable loan portfolios, in particular through growth in commercial business, commercial real estate, residential real estate and home equity loans using organic, purchase and acquisition strategies, (2) increase core deposit relationships with a focus on checking and savings accounts, (3) increase the non-interest income component of total revenues through (i) development of banking-related fee income, (ii) growth in existing wealth management services, including trust and the sale of insurance and investment products, and (iii) the potential acquisition of additional financial services businesses, (4) grow through a disciplined acquisition strategy, supplemented by de-novo branching, (5) improve operating efficiencies through increased scale and process improvements and (6) utilize technology to enhance superior customer service and products.

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

The Company recorded net income of $7.4 million, or $0.07 per diluted share, for the three months ended September 30, 2007 compared to net income of $15.1 million, or $0.15 per diluted share, for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, net income was $12.9 million and $37.9 million, respectively. Diluted earnings per share were $0.12 and $0.38 for the nine months ended September 30, 2007 and 2006, respectively. The largest single component causing the year over year decreases in net income was the investment securities portfolio restructuring.

In July 2007, the Company announced a restructuring of part of its available for sale investment portfolio. The restructuring primarily affected fixed rate mortgage-backed securities and CMO’s and was completed to reduce the Company’s exposure to fixed rate assets as well as to increase the yield on the portfolio, thereby providing a prospective improvement in the net interest margin. The market value of securities sold was $759.0 million and the cash proceeds were reinvested in agency hybrid adjustable rate mortgage-backed securities. As the restructuring was approved prior to June 30, 2007, the Company recorded an other-than-temporary impairment charge of $22.6 million ($14.7 million after-tax) in the second quarter of 2007 in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Upon completion of the securities sale in July 2007, the Company recorded an additional pre-tax loss of $5.7 million representing further changes in market value between June 30, 2007 and the date that the securities were sold.

Year over year comparisons were also impacted by (i) the $2.6 million increase in the valuation allowance for the utilization of the charitable contribution deduction carryforward. The Company recorded this adjustment as it does not believe there will be sufficient taxable income in future years to utilize a portion of the remaining deferred tax asset related to the charitable contribution carryforward associated with the establishment of the NewAlliance Foundation in 2004 when the Company completed its initial public offering, (ii) the acquisitions of Westbank and CIMI and (iii) the interest rate environment. The shape of the yield curve and declining spreads have continued to compress the net interest margin, although the effect of the declining margin on net interest income has been partially offset by the growth in the loan portfolio resulting from acquired and purchased loans and strong loan originations as well as the increase in the book yield on the portion of the investment portfolio that was restructured.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars n thousands, except per share data)	2007	2006	2007	2006

Condensed Income Statement
Interest and dividend income	$101,853	$86,348	$296,770	$243,970
Interest expense	58,161	43,811	167,064	114,209

Net interest income before provision for loan losses	43,692	42,537	129,706	129,761
Provision for loan losses	1,000	-	2,600	-

Net interest income after provision for loan losses	42,692	42,537	127,106	129,761
Non-interest income	10,457	14,798	16,919	39,064
Operating expenses	38,511	34,681	119,876	109,588
Conversion and merger related charges	70	186	2,409	2,667

Income before income taxes	14,568	22,468	21,740	56,570
Income tax provision	7,147	7,369	8,882	18,642

Net income	$7,421	$15,099	$12,858	$37,928

Weighted average shares outstanding
Basic	103,173,249	99,817,007	103,792,415	100,045,514
Diluted	103,610,578	100,207,704	104,363,092	100,428,645
Earnings per share
Basic	$0.07	$0.15	$0.12	$0.38
Diluted	0.07	0.15	0.12	0.38

Financial Ratios
Return on average assets (1)	0.37%	0.85%	0.22%	0.73%
Return on average equity (1)	2.09	4.52	1.22	3.80
Net interest margin (1)	2.49	2.68	2.48	2.80

Non-GAAP Ratio
Efficiency ratio (2)	65.48	62.80	70.67	67.14

Per share data
Book value per share	$12.71	$12.36	$12.71	$12.36
Tangible book value per share	7.45	7.74	7.45	7.74

(1)	Annualized.
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

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2007 and 2006

Table 2: Summary Income Statements

	Three Months Ended				Nine Months Ended
	September 30,		Change 2007/2006		September 30,		Change 2007/2006

(Dollars in thousands, except per share data)	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Net interest income	$43,692	$42,537	$1,155	2.72%	$129,706	$129,761	$(55)	(0.04)%
Provision for loan losses	1,000	-	1,000	100.00	2,600	-	2,600	100.00
Non-interest income	10,457	14,798	(4,341)	(29.34)	16,919	39,064	(22,145)	(56.69)
Operating expenses	38,511	34,681	3,830	11.04	119,876	109,588	10,288	9.39
Conversion and merger related charges	70	186	(116)	(62.37)	2,409	2,667	(258)	(9.67)
Income before income taxes	14,568	22,468	(7,900)	(35.16)	21,740	56,570	(34,830)	(61.57)
Income tax provision	7,147	7,369	(222)	(3.01)	8,882	18,642	(9,760)	(52.35)

Net income	$7,421	$15,099	$(7,678)	(50.85)%	$12,858	$37,928	$(25,070)	(66.10)%

Basic and diluted earnings per share	$0.07	$0.15	$(0.08)	(53.33)%	$0.12	$0.38	$(0.26)	(68.42)%

Earnings Summary
As shown in Table 2, quarter and year-to-date income was affected by the restructuring of a part of the available for sale investment portfolio in which securities, primarily fixed rate mortgage-backed securities and CMO’s, with a market value of $759.0 million were sold in July. In the second quarter of 2007, the Company recorded an other-than-temporary impairment charge of $22.6 million ($14.7 million after-tax) based on market values as of June 30, 2007. The Company completed the restructuring of the investment portfolio in July and realized an additional $5.7 million pre-tax loss on the sale representing further changes in the market value between June 30, 2007 and the date the securities were sold. The cash proceeds from the sale were then reinvested in agency hybrid adjustable rate mortgage-backed securities.

As a result of this restructuring, the Company reported significantly lower net income for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. For the three months ended September 30, 2007, net income was $7.4 million, a decrease of $7.7 million and for the nine months ended September 30, 2007 net income was $12.9 million, a decrease of $25.1 million.

For both the three and nine months ended September 30, 2007, operating expenses were higher than the 2006 comparable periods due mostly to increased salaries and employee benefits, occupancy expenses and amortization of identifiable intangible assets, primarily resulting from the Westbank and CIMI acquisitions. The provision for loan losses also increased in 2007 over 2006 as a result of growth in the loan portfolio, charge-offs incurred during the year and an increase in nonaccrual loans.

Net interest income increased by $1.2 million for the three months ended September 30, 2007 to $43.7 million, compared to $42.5 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, net interest income was flat compared to the nine months ended September 30, 2006. The increase in the three month period was primarily due to growth in the loan portfolio as a result of the Westbank acquisition, residential loan purchases and originations and a 55 basis point improvement in the average yield earned on investment securities due in part to the restructuring of the portfolio in July. Both the three and nine month periods continued to be hampered by the shape of the yield curve and declining spreads and a decline in net interest-earning assets due to acquisitions, share buybacks and dividends paid.

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

Table 3: Average Balance Sheets for the Three Months Ended September 30, 2007 and 2006

	Three Months Ended

	September 30, 2007			September 30, 2006

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,371,895	$32,861	5.54%	$1,895,506	$25,446	5.37%
Commercial real estate	1,130,901	18,630	6.59	910,891	14,903	6.54
Commercial business	467,735	8,473	7.25	354,668	6,478	7.31
Consumer	668,757	11,128	6.66	580,506	9,573	6.60

Total Loans	4,639,288	71,092	6.13	3,741,571	56,400	6.03
Short-term investments	50,822	704	5.54	49,491	658	5.32
Investment securities	2,338,027	30,057	5.14	2,551,625	29,290	4.59

Total interest-earning assets	7,028,137	$101,853	5.80%	6,342,687	$86,348	5.45%
Non-interest-earning assets	939,318			765,251

Total assets	$7,967,455			$7,107,938

Interest-bearing liabilities
Deposits
Money market	$504,822	$4,440	3.52%	$557,748	$4,031	2.89%
NOW	401,973	1,223	1.22	351,161	553	0.63
Savings	903,858	4,790	2.12	774,467	2,177	1.12
Time	1,992,029	22,322	4.48	1,710,448	17,082	3.99

Total interest-bearing deposits	3,802,682	32,775	3.45	3,393,824	23,843	2.81
Repurchase agreements	199,297	1,907	3.83	147,431	1,248	3.39
FHLB advances and other borrowings	1,989,609	23,479	4.72	1,694,722	18,720	4.42

Total interest-bearing-liabilities	5,991,588	58,161	3.88%	5,235,977	43,811	3.35%
Non-interest-bearing demand deposits	487,222			467,678
Other non-interest-bearing liabilities	68,294			68,816

Total liabilities	6,547,104			5,772,471
Equity	1,420,351			1,335,467

Total liabilities and equity	$7,967,455			$7,107,938

Net interest-earning assets	$1,036,549			$1,106,710

Net interest income		$43,692			$42,537

Interest rate spread			1.92%			2.10%
Net interest margin (net interest in come as a percentage of total interest-earning assets)			2.49%			2.68%
Ratio of total interest-earning assets to total interest-bearing liabilities			117.30%			121.14%

Table 4: Average Balance Sheets for the Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended

	September 30, 2007			September 30, 2006

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,272,652	$94,410	5.54%	$1,807,521	$72,019	5.31%
Commercial real estate	1,127,334	55,638	6.58	888,911	43,317	6.50
Commercial business	463,496	25,453	7.32	349,086	18,709	7.15
Consumer	660,221	32,769	6.62	565,806	27,064	6.38

Total Loans	4,523,703	208,270	6.14	3,611,324	161,109	5.95
Short-term investments	56,942	2,314	5.42	60,864	2,218	4.86
Investment securities	2,402,702	86,186	4.78	2,503,306	80,643	4.30

Total interest-earning assets	6,983,347	$296,770	5.67%	6,175,494	$243,970	5.27%
Non-interest-earning assets	899,570			741,852

Total assets	$7,882,917			$6,917,346

Interest-bearing liabilities
Deposits
Money market	$503,934	$12,632	3.34%	$567,239	$10,830	2.55%
NOW	415,204	3,474	1.12	351,656	1,221	0.46
Savings	884,007	12,320	1.86	786,789	5,362	0.91
Time	2,060,992	69,025	4.47	1,704,174	47,087	3.68

Total interest-bearing deposits	3,864,137	97,451	3.36	3,409,858	64,500	2.52
Repurchase agreements	197,703	5,744	3.87	163,556	3,797	3.10
FHLB advances and other borrowings	1,851,698	63,869	4.60	1,471,299	45,912	4.16

Total interest-bearing-liabilities	5,913,538	167,064	3.77%	5,044,713	114,209	3.02%
Non-interest-bearing demand deposits	511,058			473,181
Other non-interest-bearing liabilities	55,726			68,881

Total liabilities	6,480,322			5,586,775
Equity	1,402,595			1,330,571

Total liabilities and equity	$7,882,917			$6,917,346

Net interest-earning assets	$1,069,809			$1,130,781

Net interest income		$129,706			$129,761

Interest rate spread			1.90%			2.25%
Net interest margin (net interest income as a percentage of total interest-earning assets)			2.48%			2.80%
Ratio of total interest-earning assets to total interest-bearing liabilities			118.09%			122.42%

Table 5: Rate/Volume Analysis

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	Compared to			Compared to
	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$837	$6,578	$7,415	$3,181	$19,210	$22,391
Commercial real estate	104	3,623	3,727	562	11,759	12,321
Commercial business	(53)	2,048	1,995	472	6,272	6,744
Consumer	88	1,467	1,555	1,050	4,655	5,705

Total loans	976	13,716	14,692	5,265	41,896	47,161
Short-term investments	28	18	46	245	(149)	96
Investment securities	3,340	(2,573)	767	8,880	(3,337)	5,543

Total interest-earning assets	$4,344	$11,161	$15,505	$14,390	$38,410	$52,800

Interest-bearing liabilities
Deposits
Money market	$817	$(408)	$409	$3,110	$(1,308)	$1,802
NOW	580	90	670	1,997	256	2,253
Savings	2,198	415	2,613	6,222	736	6,958
Time	2,230	3,010	5,240	11,041	10,897	21,938

Total interest bearing deposits	5,825	3,107	8,932	22,370	10,581	32,951
Repurchase agreements	178	481	659	1,064	883	1,947
FHLB advances and other borrowings	1,342	3,417	4,759	5,198	12,759	17,957

Total interest-bearing liabilities	7,345	7,005	14,350	28,632	24,223	52,855

(Decrease) increase in net interest income	$(3,001)	$4,156	$1,155	$(14,242)	$14,187	$(55)

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

As shown in Table 3, net interest income for the quarter ended September 30, 2007 was $43.7 million, an increase of $1.2 million from September 30, 2006. The increase is primarily due to considerable growth in the average interest-earning assets of $685.5 million. Also contributing to the increase was the investment portfolio restructuring which increased interest income as the book yield on the securities sold was 4.17% and the book yield on the securities purchased was 5.72%. Partially offsetting the increase in interest income was a decrease in investment income due to the change in the timing of a dividend received on FHLB stock in 2006 which resulted in recording additional income of $1.0 million in the third quarter of 2006. Although average interest-earning assets increased, the net interest rate spread has decreased 18 basis points due partly to the shape of the yield curve and partially due to declining spreads. This continued compression of the interest rate spread experienced some relief due to a reduction in the Federal funds borrowing rate of 50 basis points in September 2007, however, the effect is being overshadowed by the average rates paid, particularly on time deposits, in order to remain competitive in the current deposit environment.

Interest income for the three months ended September 30, 2007 was $101.9 million, compared to $86.3 million for the quarter ended September 30, 2006, an increase of $15.6 million, or 18.0%. The increase in interest income was driven primarily by loans due to an increase in the average balances of $897.7 million. While all loan categories experienced increases in average balances and average yields, the commercial and residential real estate loan portfolios continued to be the drivers of growth. The increases in average balances are due to the acquisition of Westbank, the Company’s continued strategy of purchasing residential mortgages in the secondary market and increased organic loan originations. The loan portfolio volume increase accounted for approximately $13.7 million of the increase in interest income.

The cost of funds for the quarter ended September 30, 2007 increased $14.4 million, or 32.8% to $58.2 million compared to the prior year period. The average rate on interest-bearing liabilities increased 53 basis points to 3.88% from 3.35%. The increase in interest expense was primarily due to increases in time deposits and FHLB advances of $5.2 million and $4.8 million, respectively, from the quarter ended September 30, 2006. The increase in interest expense on time deposits was due to a 49 basis point increase in the average rate on these deposits coupled with an average balance increase of $281.6 million. The time deposit balances acquired from Westbank amounted to approximately $375.0 million. The 49 basis point increase in the average rate was due to market interest rate increases and the Company’s continued strategy of offering promotional rates in a challenging market to customers who either had or established a checking relationship with the Bank. The increase in interest expense of $4.8 million on FHLB advances was predominately due to an increase in the average balance of $294.9 million which helped fund the Company’s organic loan growth, the purchase of residential mortgages and offset deposit outflow. There was also a 30 basis point increase in the average rate paid on these borrowings due to increases in market interest rates. Increasing market interest rates, balances acquired from Westbank and checking and savings promotions were the primary factors for the higher interest expense in the other deposit categories, but were partially offset by a decline in the average balances of money market deposits.

As shown in Table 4, net interest income for the nine months ended September 30, 2007 was $129.7 million, compared to $129.8 million for the nine months ended September 30, 2006. This year over year slight decrease in net interest income was primarily due to the decrease in the net interest-earning assets of $61.0 million and the decrease in the interest rate spread of 35 basis points. However, the continued increases in the average interest-earning assets and the investment portfolio restructuring as discussed above has partially offset the increases in interest expense.

For the nine months ended September 30, 2007, interest income was $296.8 million, an increase of $52.8 million, or 21.6%, from $244.0 million for the nine months ended September 30, 2006. The increase in interest income attributable to the loan portfolio is $47.2 million, with $41.9 million due to an increase in the average balances of $912.4 million. The year to date increase is consistent with the quarterly discussion detailed above.

For the nine months ended September 30, 2007, the cost of funds was $167.1 million compared to $114.2 million for the nine months ended September 30, 2006. The dynamics affecting this increase of $52.9 million, or 46.3%, was consistent with the quarterly change in the cost of funds outlined above.

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management recorded a provision for loan losses of $1.0 million for the three months ended September 30, 2007. The primary factors that influenced management’s decision to record a provision was the quarterly growth in the loan portfolio, net charge-offs of $423,000 for the quarter and an increase in non-performing loans of $4.3 million from the prior quarter. The increase in non-performing loans was largely due to loans acquired in previous acquisitions and comprised mainly of commercial and commercial real estate loans. For the nine months ended September 30, 2007, the provision for loan losses was $2.6 million and the net charge-offs were $902,000. There was no provision for the quarter or nine months ended September 30, 2006 as the allowance was deemed adequate based on the lack of any net charge-offs, the level of delinquencies, nonperforming loans and criticized assets at that time.

At September 30, 2007, the allowance for loan losses was $43.0 million, which represented 0.92% of total loans and 221.25% of nonperforming loans. This compared to the allowance for loan losses of $37.4 million at December 31, 2006 representing 0.98% of total loans and 300.03% of nonperforming loans at that date. The allowance acquired as a result of the Westbank acquisition on January 2, 2007 was $3.9 million.

Table 6: Non-Interest Income
	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

(Dollars in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Depositor service charges	$7,419	$6,762	$657	9.72%	$20,911	$19,305	$1,606	8.32%
Loan and servicing income	522	433	89	20.55	1,580	1,669	(89)	(5.33)
Trust fees	1,724	1,617	107	6.62	5,067	4,929	138	2.80
Investment and insurance fees	1,976	1,184	792	66.89	5,511	4,144	1,367	32.99
Bank owned life insurance	1,639	1,272	367	28.85	4,809	2,560	2,249	87.85
Impairment on securities available for sale	-	-	-	-	(22,574)	-	(22,574)	(100.00)
Rent	967	882	85	9.64	2,764	2,522	242	9.60
Net (loss) gain on securities	(5,641)	25	(5,666)	(22,664.00)	(5,254)	30	(5,284)	(17,613.33)
Net gain on limited partnerships	990	2,015	(1,025)	(50.87)	1,774	2,065	(291)	(14.09)
Net gain on sale of loans	328	333	(5)	(1.50)	992	872	120	13.76
Other	533	275	258	93.82	1,339	968	371	38.33

Total non-interest income	$10,457	$14,798	$(4,341)	(29.34)%	$16,919	$39,064	$(22,145)	(56.69)%

Non-Interest Income
As displayed in Table 6, non-interest income decreased $4.3 million to $10.5 million for the three months ended September 30, 2007 from $14.8 million for the three months ended September 30, 2006. The decrease was primarily due to a loss on sold securities and a decrease in the net gain on limited partnerships. The loss on securities was the result of a $5.7 million loss recorded on the sale of available for sale securities due to the restructuring of the investment portfolio that was completed in July 2007. See Note 4 of Notes to Unaudited Consolidated Financial Statement for additional information. The decrease in net gain on limited partnerships was due to a one-time cumulative adjustment of $1.9 million recorded in the third quarter of 2006 resulting from the implementation of the equity method of accounting relating to certain investments in limited partnerships. Partially offsetting these decreases were increases in investment management, brokerage and insurance fees, depositor service charges and bank owned life insurance (“BOLI”). The increase in investment management, brokerage & insurance fees was primarily due to the acquisition of CIMI, additional and more experienced financial advisors on staff and favorable market conditions; which have all boosted trading activity and higher sales of investment and insurance products. The increase in BOLI was due to the purchase of $50.0 million of life insurance coverage during the third quarter of 2006, $9.5 million acquired from Westbank and an increase in the average yield earned. The increase in depositor service charges was mainly the result of increases in overdraft, check card, and ATM fees which was primarily due to the acquisition of Westbank. Excluding the effect of the investment portfolio restructuring, non-interest income increased $1.3 million.

For the nine months ended September 30, 2007, non-interest income decreased $22.2 million to $16.9 million compared to $39.1 million for the nine months ended September 30, 2006. The decrease in non-interest income was primarily attributable to the investment portfolio restructuring that resulted in a total charge of $28.3 million, comprised of an impairment write down of $22.6 million in the second quarter of 2007 and a net loss of $5.7 million recorded at the completion of the sale in July 2007. See Note 4 of Notes to Unaudited Consolidated Financial Statements for additional information. Excluding the restructuring charges, non-interest income increased $ 6.1 million and is primarily due to increases in bank owned life insurance, depositor service charges and investment and insurance fees. The reasons for the increases were similar to those outlined in the quarterly discussion, and in addition, depositor service charges had increases in merchant services income primarily due to additional merchants, increased volume and pricing concessions received by the Company.

Table 7: Non-Interest Expense
	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

(Dollars in thousands)	2007	2006	Amount	Percent	2007	2006	Amount	Percent

Salaries and employee benefits	$19,714	$19,191	$523	2.73%	$63,207	$59,831	$3,376	5.64%
Occupancy	4,456	3,545	911	25.70	13,185	10,524	2,661	25.29
Furniture and fixtures	1,647	1,579	68	4.31	5,090	4,848	242	4.99
Outside services	4,195	3,722	473	12.71	12,955	13,198	(243)	(1.84)
Advertising, public relations, and sponsorships	1,862	1,160	702	60.52	5,800	4,294	1,506	35.07
Amortization of identifiable intangible assets	2,957	2,267	690	30.44	8,995	7,124	1,871	26.26
Conversion and merger related charges	70	186	(116)	(62.37)	2,409	2,667	(258)	9.67
Other	3,680	3,217	463	14.39	10,644	9,769	875	8.96

Total non-interest expense	$38,581	$34,867	$3,714	10.65%	$122,285	$112,255	$10,030	8.94%

Non-Interest Expense
As displayed in Table 7, non-interest expense increased $3.7 million to $38.6 million for the three months ended September 30, 2007 from $34.9 million for the same period a year ago. The main drivers of the increase were salaries and employee benefits, occupancy, advertising, public relations, and sponsorships and amortization of identifiable intangible assets. The increase in salaries and employee benefits was primarily attributable to the acquisition of Westbank, general merit increases, pension and medical benefit costs, offset by lower accruals for incentive payouts. The increase in amortization of intangibles was primarily due to new amortization of customer intangibles recorded in conjunction with the acquisition of Westbank, partially offset by fewer non-compete agreements remaining from prior acquisitions. Advertising, public relations, and sponsorships increased due to various media advertising and bonus campaigns to promote free savings and home equity products and to enhance business banking relationships. Occupancy expense increased due to the added Westbank locations and the opening of a de novo office bringing the total number of banking offices to 88 from 71 at September 30, 2006. Electricity expense also served to increase the Company’s occupancy expenses due to the rate increases imposed by utility companies throughout the State of Connecticut as well as a non-recurring charge of $366,000 related to the disposition of excess space.

Non-interest expense increased $10.0 million to $122.3 million for the nine months ended September 30, 2007. Closely resembling the quarter, the majority of the increase was in salaries and employee benefits, occupancy, amortization of identifiable intangible assets, advertising, public relations, and sponsorships and other expense. The reason for the increase in salaries and employee benefits was due to the acquisition of Westbank, general merit increases and pension and medical benefit costs. Increases in these categories were partially offset by decreases in restricted stock and option expense due to the timing of executive and director retirements and severance payments in 2006 for an executive who is no longer with the Company. Occupancy expense, amortization of intangibles and advertising, public relations, and sponsorships all increased due to the reasons outlined in the quarterly discussion. Other expense increased due primarily to the added branch locations with increases in office supplies, telephones and postage.

Income Tax Provision
The income tax expense of $7.1 million for the three months ended September 30, 2007 resulted in an effective tax rate of 49.1%, compared to an income tax expense of $7.3 million for the three months ended September 30, 2006, which resulted in an effective tax rate of 32.8%. The income tax expense for the nine months ended September 30, 2007 and 2006 was $8.9 million and $18.6 million, respectively. The effective tax rate for these periods was 40.9% and 33.0%, respectively.

The increase in the effective tax rate for the three and nine months ended September 30, 2007 is primarily due to a $2.6 million increase in the deferred tax asset valuation allowance related to the utilization of the charitable contribution deduction carry-forward offset by the impact of lower pretax earnings due to the impairment and loss on sales of available for sale securities associated with the investment portfolio restructuring. The projected effective tax rate for the year ending December 31, 2007 is 37.1% and above the effective rate of 32.7% for the year ended December 31, 2006 due to the events discussed above.

Financial Condition

Financial Condition Summary
From December 31, 2006 to September 30, 2007, total assets and liabilities increased approximately $944.6 million and $888.0 million, respectively, due mainly to increases in loans, deposits and borrowings. Of the total increases, approximately $716.8 million of assets and approximately $673.9 million of liabilities are attributable to the Westbank acquisition. Stockholders’ equity increased $56.5 million to $1.42 billion due primarily to stock issued to acquire Westbank and an increase in the after-tax fair value of investment securities, partially offset by treasury shares acquired.

Short-Term Investments
At September 30, 2007, short-term investments were $82.0 million, an increase of $53.9 million, or 191.2% from $28.1 million at December 31, 2006. This increase was the result of purchases of money market funds and commercial paper as the Company experienced a large influx of deposits at the end of September 2007.

Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities at September 30, 2007 and December 31, 2006.

Table 8: Investment Securities

	September 30, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$1,080	$1,086	$8,801	$8,657
U.S. Government sponsored enterprise obligations	207,429	208,262	229,244	228,750
Corporate obligations	31,565	31,174	38,779	38,040
Other bonds and obligations	45,213	44,916	84,728	84,137
Marketable and trust preferred equity securities	199,786	197,058	183,432	183,831
Mortgage-backed securities	1,692,450	1,698,103	1,658,305	1,629,449

Total available for sale	2,177,523	2,180,599	2,203,289	2,172,864

Held to maturity
Mortgage-backed securities	279,028	280,059	301,642	302,614
Other bonds	5,585	5,534	5,805	5,708

Total held to maturity	284,613	285,593	307,447	308,322

Total securities	$2,462,136	$2,466,192	$2,510,736	$2,481,186

At September 30, 2007 the Company had total investments of $2.47 billion, or 30.1%, of total assets. The decrease of $15.1 million, from $2.48 billion at December 31, 2006 was primarily the result of using cash flows from available-for-sale and held-to-maturity mortgage-backed securities to fund the purchase of residential real estate loans, offset by third quarter purchases of mortgage-backed securities of approximately $250.0 million using funds borrowed from the Federal Home Loan Bank The decision to purchase these securities was made based on widening spreads which resulted from the turmoil experienced in the national mortgage markets during the third quarter.

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

Lending Activities
The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. Table 9 displays the balances of the Company’s loan portfolio as of September 30, 2007 and December 31, 2006.

Table 9: Loan Portfolio

	September 30, 2007		December 31, 2006

		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total

Residential real estate	$2,395,191	51.2%	$1,924,648	50.4%
Commercial real estate	1,134,131	24.3	960,624	25.1
Commercial business	467,167	10.0	350,507	9.2
Home equity and equity lines of credit	640,250	13.7	570,493	14.9
Other consumer	36,723	0.8	16,604	0.4

Total loans	$4,673,462	100.0%	$3,822,876	100.0%

As shown in Table 9, gross loans were $4.67 billion, up $850.6 million, or 22.2%, at September 30, 2007 from year-end 2006. The Company experienced an increase in all categories of loans which was primarily attributable to the acquisition of Westbank, loan purchases and organic loan growth.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of September 30, 2007, comprising fifty-one percent of gross loans. The increase of $470.5 million was due to loan portfolio purchases and balances acquired from Westbank of approximately $145.0 million. The purchased portfolio, which is made up of prime loans individually underwritten by the Company to our underwriting criteria, includes adjustable rate and 10 and 15 year fixed rate residential real estate loans with property locations throughout the United States. For 2007, loan purchases accounted for $307.0 million of the year-to-date increase in residential real estate loans and were primarily purchased with cash flows from the available for sale investment portfolio and funds borrowed from the FHLB. Currently, the mortgage market is experiencing extreme volatility and unusual pricing due to lower liquidity which has led the Company to temporarily discontinue its purchased loan program. The Company will resume residential loan purchases when financial conditions stabilize.

Commercial real estate loans and commercial business loans increased $290.2 million. The increase was attributable to the Westbank acquisition which added approximately $235.0 million to the portfolios as well as continued organic growth The Company’s continued strategy is to build a larger percentage of the Company’s assets in commercial loans including real estate, and other business loans. To accomplish this goal, the Company is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while maintaining strong credit quality.

Home equity loans and lines of credit increased $69.8 million from December 31, 2006 to September 30, 2007, with Westbank contributing approximately $30.2 million of the increase. These products were promoted by the Company through competitive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to investments. Other consumer loans increased $20.1 million from December 31, 2006 to September 30, 2007 with Westbank adding approximately $31.5 million.

Asset Quality
As displayed in Table 10, nonperforming assets at September 30, 2007 increased to $19.4 million compared to $12.5 million at December 31, 2006. The increase is largely due to loans acquired in previous acquisitions and comprised mainly of commercial and commercial real estate loans. As has been its practice historically, the Company does not originate sub-prime loans. Nonperforming loans as a percent of total loans outstanding continue to remain at low levels and at September 30, 2007 was 0.42%, compared to 0.33% at December 31, 2006. The allowance for loan losses to total loans was 0.92% at September 30, 2007, compared to 0.98% at December 31, 2006. The allowance for loan losses to nonperforming loans ratio was 221.25% at September 30, 2007, compared to the ratio of 300.03% at year-end 2006.

Table 10: Nonperforming Assets

	September 30,	December 31,
(Dollars in thousands)	2007	2006

Nonaccruing loans (1)
Real estate loans
Residential (one- to four-family)	$4,514	$1,716
Commercial	7,103	6,906

Total real estate loans	11,617	8,622
Commercial business	6,977	3,337
Consumer loans
Home equity and equity lines of credit	508	467
Other consumer	333	42

Total consumer loans	841	509

Total Nonaccruing loans	19,435	12,468
Real Estate Owned	112	-

Total nonperforming assets	$19,547	$12,468

Allowance for loan losses as a percent of total loans (2)	0.92%	0.98%
Allowance for loan losses as a percent of total nonperforming loans	221.25	300.03
Total nonperforming loans as a percentage of total loans (2)	0.42	0.33
Total nonperforming assets as a percentage of total assets	0.24	0.17

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

Allowance For Loan Losses
As displayed in Table 11 below, during the three months ended September 30, 2007, the Company recorded net charge-offs of $423,000, compared to net charge-offs of $88,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, the Company recorded net charge-offs of $ 902,000 compared to net recoveries of $94,000 for the nine months ended September 30, 2006. As a result of the net charge-offs recorded for the period, an increase in nonaccrual loans, loans acquired from Westbank being re-rated under the Company’s risk rating system and the overall growth in the portfolio, a provision for loan losses of $1.0 million was recorded for the quarter ended September 30, 2007, bringing the year-to-date provision to $2.6 million. Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators. The Company had a loan loss allowance of $43.0 million and $37.4 million at September 30, 2007 and December 31, 2006, respectively. The September 30, 2007 allowance includes $3.9 million which was acquired as a result of the Westbank acquisition in January 2007.

Table 11: Schedule of Allowance for Loan Losses

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006

Balance at beginning of period	$42,423	$37,958	$37,408	$35,552
Net allowances gained through acquisition	-	-	3,894	2,224
Provision for loan losses	1,000	-	2,600	-
Charge-offs
Residential and commercial real estate loans	3	283	289	399
Commercial business loans	528	281	1,186	951
Consumer loans	162	154	450	343

Total charge-offs	693	718	1,925	1,693

Recoveries
Residential and commercial real estate loans	16	28	292	200
Commercial business loans	218	579	534	1,482
Consumer loans	36	23	197	105

Total recoveries	270	630	1,023	1,787

Net charge-offs (recoveries)	423	88	902	(94)

Balance at end of period	$43,000	$37,870	$43,000	$37,870

Net charge-offs (recoveries) to average loans	0.04%	0.01%	0.03%	-%
Allowance for loan losses to total loans	0.92	1.00	0.92	1.00
Allowance for loan losses to nonperforming loans	221.25	358.55	221.25	358.55
Net charge-offs (recoveries) to allowance for loan losses	0.98	0.23	2.10	(0.25)
Total recoveries to total charge-offs	38.96	87.74	53.14	105.55

Cash Surrender Value of Bank Owned Life Insurance
As of September 30, 2007, the Company had cash surrender value of bank owned life insurance assets of $130.5 million, an increase of $14.3 million from $116.2 million at December 31, 2006. The increase is predominately due to the amount acquired from Westbank of $9.5 million. Increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income and are not subject to income tax.

Intangible Assets
At September 30, 2007, the Company had intangible assets of $586.9 million, an increase of $83.2 million, or 16.5%, from $503.7 million at December 31, 2006. The increase was predominately due to the acquisition of Westbank on January 2, 2007 which resulted in the Company recording additional goodwill of $79.5 million and a core deposit intangible asset of $14.2 million and the acquisition of CIMI which increased intangible assets by $2.0 million. These increases were partially offset by year-to-date amortization expense of $8.0 million and the reversal of a portion of the deferred tax liability related to Connecticut Bancshares bond investments of $3.2 million. In accordance with SFAS No. 141, all assets acquired and liabilities assumed are recorded based on their fair values on the acquisition date.

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

Table 12: Deposits

	September 30,	December 31,
(In thousands)	2007	2006

Savings	$901,856	$774,457
Money market	504,175	509,940
NOW	402,227	384,249
Demand	506,622	464,554
Time	1,977,949	1,767,467

Total deposits	$4,292,829	$3,900,667

As displayed in Table 12, deposits increased $392.2 million compared to December 31, 2006, primarily attributable to the acquisition of Westbank which added approximately $600.0 million in deposits. This increase is partially offset by a decrease in organic time deposits due primarily to the competitive market environment and competitor pricing. The Company continues to offer product promotions, and has focused on both maintaining and increasing core deposits with “free checking” and “free savings” promotions. As a result of these promotions, through direct mail campaigns and effective advertising, the Company was able to attract both new retail and business customers and opened approximately 17,000 checking and 24,000 savings accounts through the third quarter of the year, the majority of which were the “free” products. The Company also continues to offer premium certificate of deposit rates to select customers who either have or establish a checking relationship with the Company.

Table 13: Borrowings

	September 30,	December 31,
(In thousands)	2007	2006

FHLB advances (1)	$2,171,645	$1,721,886
Repurchase agreements	205,358	172,777
Mortgage loans payable	1,494	1,592
Junior subordinated debentures issued to affiliated trusts (2)	24,985	7,609

Total borrowings	$2,403,482	$1,903,864

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $10.5 million and $13.5 million at September 30, 2007 and December 31, 2006, respectively.
(2)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $350,000 and $500,000 at September 30, 2007 and December 31, 2006, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Table 13 above summarizes the Company’s recorded borrowings of $2.40 billion at September 30, 2007. Borrowings increased $499.6 million, or 26.2%, from the balance recorded at December 31, 2006, mainly in FHLB advances. This increase in FHLB advances was primarily due to funding loan growth and purchasing available for sale investment securities while managing interest rate risk and liquidity. At September 30, 2007, the majority of the Company’s outstanding FHLB advances were at fixed rates, while only $60.0 million had floating rates.

Stockholders’ Equity
Total stockholders’ equity equaled $1.42 billion at September 30, 2007, $56.5 million higher than the balance at December 31, 2006. The increase consisted primarily of common stock issued for the Westbank acquisition of $58.9 million, an increase in other comprehensive income of $21.6 million primarily due to the restructuring of the investment portfolio, stock option and restricted stock expense of $9.0 million and net income of $12.8 million. These increases were partially offset in part by our repurchase of 1,948,067 shares of our common stock for $28.3 million and the payment of $20.2 million of cash dividends declared on our common stock during the nine months ended September 30, 2007. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below.

Dividends declared in the third quarter were $0.065 per share compared to $0.06 per share for the same period last year. On October 30, 2007, we declared a $0.065 per share cash dividend payable on November 19, 2007 to shareholders of record on November 9, 2007. Book value per share amounted to $ 12.71 and $12.43 at September 30, 2007 and December 31, 2006, respectively, and tangible book value amounted to $7.45 and $7.84 at the same dates, respectively.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 2007, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was negative $302.4 million, or negative 3.69% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the current yield curve as of September 30, 2007 was utilized. This decision was based upon the large uncertainties in the financial markets.

As of September 30, 2007, the Company’s estimated exposure as a percentage of estimated net interest margin for the next twelve-month period as compared to the forecasted net interest margin in the base case scenario are as follows:

Percentage change in
estimated net interest margin
over twelve months

100 basis point instantaneous and sustained increase in rates	-1.08%
100 basis point instantaneous and sustained decrease in rates	-3.38%

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund purchases of investments and residential mortgage loans while managing interest rate risk and liquidity. At September 30, 2007, total borrowings from the Federal Home Loan Bank amounted to $2.16 billion, exclusive of $ 10.5 million in purchase accounting adjustments, and the Company had the capacity to increase that total to $2.28 billion. Additional borrowing capacity would be available by pledging eligible securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At September 30, 2007 the Company’s repurchase agreement lines of credit totaled $125.0 million, $100.0 million of which was available on that date.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At September 30, 2007, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $484.7 million, or 5.9% of total assets.

The Company believes that the cash and due from banks, short-term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker/dealers, provide for sufficient liquidity to meet its operating needs.

At September 30, 2007, the Company had commitments to originate loans, unused outstanding lines of credit, standby letters of credit and undisbursed proceeds of loans totaling $846.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit maturing within one year from September 30, 2007 are $1.79 billion.

At September 30, 2007, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $859.0 million, or 11.6%, which is above the threshold level of $369.0 million, or 5% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 19.3% and the Total risk-based capital ratio stood at 20.2%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $677.3 million, or 9.2% of average assets, which is above the required level of $294.7 million or 4.0%. The Tier 1 risk-based capital ratio was 15.3% and the Total risk-based capital ratio was 16.3%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 19 through 34 under the caption “Asset and Liability Management and Management of Market and Interest Rate Risk”.

Item 4. Controls and Procedures
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the third quarter 2007.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   None.

(b)   Not applicable.

(c)   The following table sets forth information about the Company’s stock repurchases for the three months ended September 30, 2007.

Issuer Purchases of Equity Securities

				(d) Maximum Number (or
		(b) Average	(c) Total Number of Shares	Approximate Dollar Value) of
	(a) Total Number	Price Paid per	Purchased as Part of	Shares that may Yet Be
	of Shares	Share (includes	Publicly Announced Plans	Purchased Under the Plans or
	Purchased	commission)	or Programs	Programs

Period

07/01/07 - 07/31/07	0	$-	0	8,885,200 shares

08/01/07 - 08/31/07	1,130,101	$14.05	1,130,101	7,755,099 shares

09/01/07 - 09/30/07	131,100	$14.47	131,100	7,623,999 shares

Total	1,261,201	$14.09	1,261,201

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

3.2	Amended and Restated Bylaws of NewAlliance Bancshares, Inc. Incorporated herein by reference is Exhibit 3.2 filed with the Company’s Current Report on Form 8-K, filed November 2, 2007.
4.1	See Exhibit 3.1, Amended and Restated Certificate of Incorporation and Exhibit 3.2, Bylaws of NewAlliance Bancshares, Inc.
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

10.3
NewAlliance Amended and Restated Employee Stock Ownership Plan Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.3 filed with the Company’s Current Report on Form 8-K, filed October 1, 2007.

10.4
The NewAlliance Bank Amended and Restated 401(k) Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.4 filed with the Company’s Current Report on Form 8-K, filed October 1, 2007.

10.5	NewAlliance Bank Executive Incentive Plan. Incorporated herein by reference is Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q, filed May 8, 2006.
10.6	Employee Severance Plan (filed herewith).
10.7.1
Amended and Restated Employment Agreement among NewAlliance Bancshares, Inc., NewAlliance Bank and Peyton R. Patterson, effective September 25, 2007. Incorporated herein by reference is Exhibit 10.7.1 filed with the Company’s Current Report on Form 8-K, filed October 1, 2007.

10.7.2
Amended and Restated Employment Agreement among NewAlliance Bancshares, Inc., NewAlliance Bank and Merrill B. Blanksteen, effective September 25, 2007. Incorporated herein by reference is Exhibit 10.7.2 filed with the Company’s Current Report on Form 8-K, filed October 1, 2007.

10.7.3
Amended and Restated Employment Agreement among NewAlliance Bancshares, Inc., NewAlliance Bank and Gail E.D. Brathwaite, effective September 25, 2007. Incorporated herein by reference is Exhibit 10.7.3 filed with the Company’s Current Report on Form 8-K, filed October 1, 2007.

10.7.4	Intentionally omitted.
10.7.5	Amended and Restated Employment Agreement between NewAlliance Bank and Diane L. Wishnafski, effective September 25, 2007 (filed herewith).
10.7.6
Amended and Restated Employment Agreement between NewAlliance Bank and Brian S. Arsenault, effective September 25, 2007. Incorporated herein by reference is Exhibit 10.7.6 filed with the Company’s Current Report on Form 8-K, filed October 1, 2007.

10.7.7	Amended and Restated Employment Agreement between NewAlliance Bank and J. Edward Diamond, effective September 25, 2007 (filed herewith).
10.7.8
Amended and Restated Employment Agreement between NewAlliance Bank and Donald T. Chaffee, effective September 25, 2007. Incorporated herein by reference is Exhibit 10.7.8 filed with the Company’s Current Report on Form 8-K, filed October 1, 2007.

10.7.9
Employment Agreement between NewAlliance Bank and Paul A. McCraven, effective September 25, 2007. Incorporated herein by reference is Exhibit 10.7.9 filed with the Company’s Current Report on Form 8-K, filed October 1, 2007.

10.7.10
Amended and Restated Employment Agreement between NewAlliance Bank and Koon-Ping Chan, effective September 25, 2007. Incorporated herein by reference is Exhibit 10.7.10 filed with the Company’s Current Report on Form 8-K, filed October 1, 2007.

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

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen
Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	November 6, 2007