Form 10-K
period 2007-12-31
NEWALLIANCE BANCSHARES INC
filed 2008-02-29
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

     The market value of the common equity held by non-affiliates was $1.56 billion based upon the closing price of $14.72 as of June 29, 2007 as reported in The Wall Street Journal on July 2, 2007. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates. As of February 25, 2008 there were 108,741,712 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 17, 2008 are incorporated by reference into Part III, Items 10 - 14 of this 10-K.

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

Factors that could have a material adverse effect on the operations of NewAlliance Bancshares, Inc. (“NewAlliance” or the “Company”) and its subsidiaries include, but are not limited to:

•	Changes in the interest rate environment may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets held;
•
General economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services;

•	Competitive pressures among depository and other financial institutions may increase significantly and may decrease the profit margin associated with its business;
•	Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which NewAlliance is engaged;
•	Local, state or federal taxing authorities may take tax positions that are adverse to NewAlliance;
•	Costs or difficulties related to the integration of acquired businesses may be greater than expected;
•	Expected cost savings associated with completed mergers may not fully be realized or realized within expected time frames;
•	Deposit attrition, customer loss or revenue loss following completed mergers may be greater than expected;
•	Adverse changes may occur in the securities markets; and
•	Competitors of NewAlliance may have greater financial resources and develop products that enable them to compete more successfully than NewAlliance.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, Management undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I

Item 1.   Business

General

In 2003, NewAlliance was organized as a Delaware business corporation in connection with the conversion of NewAlliance Bank (the “Bank”), formerly New Haven Savings Bank, from mutual to capital stock form, which became effective on April 1, 2004. The Bank’s conversion resulted in the Company owning all of the Bank’s outstanding capital stock. The Bank is now a wholly-owned subsidiary of the Company, a bank holding company regulated by the Federal Reserve Board. On April 1, 2004, the Bank changed its name to NewAlliance Bank. The Bank was originally founded in 1838 as a Connecticut-chartered mutual savings bank and is regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation.

NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.21 billion and stockholders’ equity of $1.41 billion at December 31, 2007. NewAlliance delivers financial services to individuals, families and businesses throughout Connecticut and Western Massachusetts. NewAlliance Bank provides commercial banking, retail banking, consumer financing, trust and investment services through 88 banking offices, 107 ATMs and its internet website (www.newalliancebank.com). NewAlliance common stock is traded on the New York Stock Exchange under the symbol “NAL”.

Lending Activities

General
The Company originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one- to four-family residences, home equity lines of credit and fixed rate loans and other consumer loans predominately in the States of Connecticut and Massachusetts.

In 2005, the Company began a strategy of purchasing adjustable rate and 10 and 15 year fixed rate residential mortgages and currently has purchased loans with property locations throughout the United States. The purchased portfolio is made up of prime loans individually underwritten by the Company to its underwriting criteria. Mid-way through 2007, the mortgage market began experiencing extreme volatility and unusual pricing due to lower liquidity which led the Company to temporarily discontinue its purchased loan program. The Company resumed this program in January 2008, but expects the purchases to be at significantly lower levels than in prior years due to tightening of the credit markets and NewAlliance’s ensuing tightening of underwriting guidelines as a condition of resuming the program.

Real estate secured the majority of the Company’s loans as of December 31, 2007, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.

Residential Real Estate Loans
A principal lending activity of the Company is to originate prime loans secured by first mortgages on one- to four-family residences in the States of Connecticut and Massachusetts. The Company originates residential real estate loans primarily through commissioned mortgage representatives and brokers across our branch footprint. The Company originates both fixed rate and adjustable rate mortgages and purchases both adjustable rate and 10 and 15 year fixed rate mortgages. Residential lending represents the largest single component of our total portfolio.

The Company currently sells all of the fixed rate residential real estate loans it originates with terms of over 15 years except for certain long term fixed rate loans to borrowers in low to moderate income areas. Loans are originated for sale under forward rate commitments. The percentage of loans the Company sells will vary depending upon interest rates and our strategy for the management of interest rate risk. In May 2007, the Company began selling the majority of these loans without retaining the servicing, known as servicing-released, versus its previous practice of continuing to service loans that it sold to Federal Home Loan Mortgage Corporation or Federal National Mortgage Association and others. The Company also continues to service its portfolio of fixed rate loans sold prior to May 2007.

The retention of adjustable rate and shorter term fixed rate, as opposed to longer term, fixed rate residential mortgage loans in the portfolio helps reduce the Company’s exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. Management believes that these risks, which have not had a material adverse effect on the Company to date, generally are less onerous than the interest rate risks associated with holding long-term fixed rate loans in the loan portfolio. The Company’s residential real estate loan purchase program purchases adjustable rate mortgages and fixed rate mortgages with terms of maturity of less than 15 years. The servicing for these loans is retained by the seller. These purchases were originally concentrated in the Northeast following underwriting standards no less stringent than that used for the organic residential loan portfolio, but has since expanded to locations across the United States based on an analysis of relevant state economic data and other considerations. Beginning in 2008, we tightened the underwriting guidelines for the program before deciding to reenter the secondary market for purchases due to volatility and unusual pricing in that market. The Company also purchases some fixed rate mortgages with terms greater than 15 years in low or moderate income areas within its Community Reinvestment Act assessment area.

Commercial Real Estate Loans
The Company makes commercial real estate loans throughout its market area for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Office buildings, light industrial, retail facilities or multi-family income properties, normally collateralize commercial real estate loans. These properties are located primarily in Connecticut and Massachusetts. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one- to four-family residential mortgage loans, and are more sensitive to changes in market interest rates. These loans typically have terms of up to 25 years and interest rates which adjust over periods of 3 to

10 years based on one of various rate indices. Over recent months, the spread advantage of commercial real estate loans to residential real estate loans has declined. While these conditions exist, the Company expects to reduce its origination of those commercial real estate loans with sub-residential pricing.

Commercial real estate lending generally poses a greater credit risk than residential mortgage lending to owner occupants. The repayment of commercial real estate loans depends on the business and financial condition of the borrower. Economic events and changes in government regulations, which the Company and its borrowers do not control, could have an adverse impact on the cash flows generated by properties securing commercial real estate loans and on the market value of such properties. Commercial properties tend to decline in value more rapidly than residential owner-occupied properties during economic recessions and individual loans on commercial properties tend to be larger than individual loans on residential properties.

Construction Loans
 The Company originates both residential and commercial construction loans. Typically loans are made to owner-borrowers who will occupy the properties (residential construction) and to licensed and experienced developers for the construction of single-family home developments (commercial construction).

The proceeds of commercial construction loans are disbursed in stages and the terms may require developers to pre-sell a certain percentage of the properties they plan to build before the Company will advance any construction financing. Company officers, appraisers and/or independent engineers inspect each project’s progress before additional funds are disbursed to verify that borrowers have completed project phases.

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. Commercial construction loans generally have terms of six months to two years. Some construction to permanent loans have fixed interest rates for the permanent portion, but the Company originates mostly adjustable rate construction loans.

Construction lending, particularly commercial construction lending, poses greater credit risk than mortgage lending to owner occupants. The repayment of commercial construction loans depends on the business and financial condition of the borrower and on the economic viability of the project financed. A number of borrowers have more than one construction loan outstanding with the Company at any one time. Economic events and changes in government regulations, which the Company and its borrowers do not control, could have an adverse impact on the value of properties securing construction loans and on the borrower’s ability to complete projects financed and, if not the borrower’s residence, sell them for anticipated amounts at the time the projects commenced.

Commercial Loans
Commercial loans are primarily collateralized by equipment, inventory, accounts receivable and/or leases. Many of the Company’s commercial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, refinancing or constructing the real estate securing the loan. Commercial loans provide primarily working capital, equipment financing, financing for leasehold improvements and financing for expansion. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between two and seven years. Term loans generally amortize during their life, although some loans require a balloon payment at maturity. Revolving commercial lines of credit typically have one or two-year terms, are renewable annually and have a floating rate of interest which are normally indexed to the Company’s “base rate” of interest.

Commercial lending generally poses a higher degree of credit risk than real estate lending. Repayment of both secured and unsecured commercial loans depends substantially on the success of the borrower’s underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is primarily dependent upon the success of the borrower’s business. Secured commercial loans are generally collateralized by equipment, inventory, accounts receivable and leases. Compared to real estate, such collateral is more difficult to monitor, its value is more difficult to validate, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

At December 31, 2007, the Company’s outstanding commercial loan portfolio included the following business sectors: manufacturing, professional services, wholesale trade, retail trade, transportation, educational and health services, contractors and real estate rental and leasing. Industry concentrations are reported quarterly to the Loan Committee of the Board of Directors.

Consumer Loans
The Company originates various types of consumer loans, including auto, mobile home, boat, educational and personal installment loans. However, approximately 95% of our consumer loan portfolio is comprised of home equity loans and lines of credit secured by one- to four-family owner-occupied properties. These loans are typically secured by second mortgages. Home equity loans have fixed interest rates, while home equity lines of credit normally adjust based on the Company’s base rate of interest. Consumer loans are originated through the branch network.

Credit Risk Management and Asset Quality

One of management’s key objectives has been and continues to be to maintain a high level of asset quality. NewAlliance utilizes the following general practices to manage credit risk:

•	Limiting the amount of credit that individual lenders may extend;
•	Establishing a process for credit approval accountability;
•	Careful initial underwriting and analysis of borrower, transaction, market and collateral risks;
•	Ongoing servicing of individual loans and lending relationships;
•	Continuous monitoring of the portfolio, market dynamics and the economy;
•	Periodically reevaluating the Bank’s strategy and overall exposure as economic, market and other relevant conditions change

NewAlliance’s lending strategy, which focuses on relationship-based lending within our markets continues to produce excellent credit quality. As measured by relative levels of nonperforming assets, delinquencies, and net charge-offs, NewAlliance’s asset quality has remained significantly better than industry published averages.

Credit Administration is independent of the lending groups, and is responsible for the completion of credit analyses for all loans above a specific threshold, for determining loan loss reserve adequacy and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio, which are submitted to senior management and the Board of Directors, to ensure compliance with the credit policy. In addition, Credit Administration is responsible for managing the reduction in nonperforming and classified assets. On a quarterly basis, the Criticized Asset Committee reviews commercial and commercial real estate loans that are risk rated Special Mention or worse, focusing on the current status and strategies to improve the credit.

The loan review function is outsourced to a third party to provide an evaluation of the creditworthiness of the borrower and the appropriateness of the risk rating classifications. The findings are then presented to the Loan Committee of the Board of Directors.

Trust Services

The Company provides a range of fiduciary and trust services and general investment management services to individuals, families and institutions. The Company will continue to emphasize the growth of its trust and investment management services to increase feebased income. At December 31, 2007, Trust Services managed approximately 1,300 account relationships and had assets under management of $1.23 billion. These assets are not included in the Consolidated Financial Statements. For the years ended December 31, 2007, 2006 and 2005, revenues for this area were $6.8 million, $6.4 million and $4.8 million, respectively.

Brokerage, Investment Advisory and Insurance Services

Through its wholly owned subsidiary, NewAlliance Investments, Inc., member FINRA/SIPC, the Company offers securities services, including brokerage and investment advice and is a registered investment advisor with over 25 registered representatives offering customers an expansive array of investment products including stocks, bonds, mutual funds, fixed annuities, estate and retirement planning and life insurance. In March 2007, the Company acquired Connecticut Investment Management Inc., an investment advisory firm with $175.2 million of assets under management. These assets are not included in the Consolidated Financial Statements.

Investment Activities

The primary objective of the investment portfolio is to achieve a profitable rate of return on the investments over a reasonable period of time based on prudent management practices and sensible risk taking. The portfolio is also used to help manage the net interest rate risk position of the Company. As a tool to manage interest rate risk, the flexibility to utilize long term fixed rate investments is quite limited. In view of the Company’s lending capacity and generally higher rates of return on loans, management prefers lending activities as its primary source of revenue with the securities portfolio serving a secondary role. The investment portfolio, however, is expected to continue to represent a significant portion of the Company’s assets, and includes U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations, asset backed securities, high quality corporate debt, municipal bonds and corporate equities. The portfolio will continue to serve the Company’s liquidity needs as projected by management and as required by regulatory authorities. Also, during the first half of the year, the Company focused on using cash flows from available for-sale and held-to-maturity mortgage-backed securities to fund the residential loan purchase program.

Sources of Funds

The Company uses deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities and proceeds from maturing securities and borrowings to fund lending, investing and general operations. Deposits represent the Company’s primary source of funds.

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

Deposit flows are significantly influenced by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives. Deposit pricing strategy is monitored weekly by the Pricing Committee and results are reported monthly to the Asset/Liability Committee. When determining our deposit pricing, we consider strategic objectives, competitive market rates, deposit flows, funding commitments and investment alternatives, FHLB advance rates and rates on other sources of funds.

National, regional and local economic and credit conditions, changes in competitor money market, savings and time deposit rates, prevailing market interest rates and competing investment alternatives all have a significant impact on the level of the Company’s deposits.

Borrowings
The Company is a member of the Federal Home Loan Bank (“FHLB”) system which functions in a reserve credit capacity for regulated, federally insured depository institutions and certain other home financing institutions. Members of the system are required to own capital stock in the FHLB and are authorized to apply for advances on the security of their FHLB stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government or its agencies) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLB limits advances based on a member’s assets, total borrowings and net worth. Long-term and short-term FHLB advances are utilized as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable as compared to deposits or alternate funding sources.

Additional funding sources are available through securities sold under agreements to repurchase and the Federal Reserve Bank of Boston (“FRB”).

Acquisitions

The Company’s growth and increased market share have been achieved through both internal growth and acquisitions. The Company continually evaluates acquisition opportunities that would help meet our strategic objectives. NewAlliance will continue to pursue economically advantageous acquisitions of banks, asset managers and leasing and finance companies, and may pursue other strategic opportunities to grow existing businesses or expand into other related financial businesses. NewAlliance’s acquisition strategy is focused on three primary objectives:

•	A return on investment that exceeds the Bank’s cost of capital;
•	Earnings accretion and/or franchise enhancement;
•	An appropriate trade off between tangible book value dilution and EPS accretion/franchise enhancement.

Since 2004 NewAlliance consummated acquisitions of four banking institutions, a non-depository trust company and a registered investment advisory firm. In the long-term NewAlliance expects to continue to take advantage of the consolidation in the financial services industry and expand and enhance its franchise through mergers and acquisitions. The consideration paid for these acquisitions may be in the form of cash, debt or NewAlliance common stock. The amount of consideration paid to complete these transactions may be in excess of the book value of the underlying net assets acquired, which could have a dilutive effect on NewAlliance’s earnings. In addition, acquisitions often result in front-end charges against earnings; however, cost savings and revenue enhancements, are also typically anticipated.

In 2007 acquisitions included Westbank Corporation (“Westbank”) and Connecticut Investment Management, Inc. (“CIMI”) which were completed in January 2007 and March 2007, respectively. The results of operations of Westbank and CIMI are included in the Consolidated Financial Statements for periods subsequent to the date of acquisition.

Subsidiary Activities

NewAlliance Bancshares, Inc. is a bank holding company and currently has the following wholly-owned subsidiaries. The Company has not participated in asset securitizations.

Alliance Capital Trust I and Alliance Capital Trust II were organized by Alliance Bancorp of New England, Inc. (“Alliance”) to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance. The Company’s debt to Alliance Capital Trust I and II is recorded as “Junior Subordinated Debentures issued to affiliated trusts” in Note 10 of the Notes to Consolidated Financial Statements contained elsewhere in this report, and amounted to a total of $7.4 million at December 31, 2007.

Westbank Capital Trust II and Westbank Capital Trust III were organized by Westbank solely for the purpose of trust preferred financing. The Company acquired these subsidiaries when it acquired Westbank on January 2, 2007. The Company’s debt to Westbank Capital Trust II and III is recorded as “Junior Subordinated Debentures issued to affiliated trusts” in Note 10 of the Notes to Consolidated Financial Statements contained elsewhere in this report, and amounted to a total of $17.5 million at December 31, 2007.

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

NewAlliance Investments, Inc. offers brokerage and investment advisory services and fixed annuities and other insurance products to its customers. NewAlliance Investments, Inc. is a registered broker-dealer, registered investment advisor and is a member of FINRA/SIPC.

Employees

At December 31, 2007, the Company had 1,217 employees consisting of 979 full-time and 238 part-time employees. None of the employees were represented by a collective bargaining group. The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan and an employee stock ownership plan. Management considers relations with its employees to be good. See

Notes 11 and 12 of the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

Market Area

The Company is headquartered in New Haven, Connecticut in New Haven County. The Company has 88 banking offices located throughout New Haven, Middlesex, Hartford, Tolland, Windham and Fairfield Counties in Connecticut and Hampden and Worcester Counties in Massachusetts. The Company’s primary deposit gathering area consists of the communities and surrounding towns that are served by its branch network. The Company’s primary lending area is much broader than its deposit gathering area and includes the entire State of Connecticut and Central and Western Massachusetts, although most of the Company’s loans are made to borrowers in its primary deposit gathering area.

Economy

Many analysts are now predicting the U.S. Economy will have limited or flat growth or will experience a recession in the near term. The deterioration in the economy was due in part to the sub prime housing crisis which surfaced in mid-2007 and the subsequent tightening of credit markets, an increase in energy costs, rising consumer prices, growing personal debt and a weakening U.S. dollar abroad. The economic slowdown is particularly being felt in the housing market as housing starts and new home sales are down and loan delinquencies and foreclosures have risen. To help stabilize the economy, the Federal Reserve Board drastically reduced interest rates during the beginning of 2008.

The Northeast, and specifically Connecticut, has not been hit as hard as other parts of the country although we expect Connecticut will see a slow down in its economy in 2008. On the positive side, Connecticut has low unemployment and attractive demographics. The housing market did not get overbuilt, real estate pricing appreciation was not over heated and unemployment levels remained slightly below the national average.

Competition

The Company is subject to strong competition from banks and other financial institutions, including savings and loan associations, commercial banks, finance and mortgage companies, credit unions, consumer finance companies, brokerage firms and insurance companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services than NewAlliance. Competition from both bank and non-bank organizations is expected to continue.

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

Regulation and Supervision

General
The Company is required to file reports and otherwise comply with the rules and regulations of the FRB, the Connecticut Banking Commissioner and the Securities and Exchange Commission (“SEC”) under the Federal securities laws.

The Bank is subject to extensive regulation by the Connecticut Department of Banking, as its chartering agency, and by the Federal Deposit Insurance Corporation (“FDIC”), as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Connecticut Department of Banking concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers.

In addition to federal and state banking laws and regulations, NewAlliance and certain of its subsidiaries including those that engage in brokerage, investment advisory and insurance activities, are subject to other federal and state laws and regulations. Changes in these laws and regulations are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes might have on NewAlliance and its subsidiaries are impossible to determine with certainty.

The following discussion of the laws and regulations material to the operations of the Company and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations. Any change in such regulations, whether by the Department of Banking, the FDIC, the SEC or the FRB, could have a material adverse impact on the Bank or the Company.

Holding Company Regulation
NewAlliance Bancshares, Inc. is a registered bank holding company under the Bank Holding Company Act (“BHCA”) and is subject to comprehensive regulation and regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner. The Connecticut Banking Commissioner will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the Connecticut Banking Commissioner waives this five-year restriction, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

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

Financial Modernization
The Gramm-Leach-Bliley Act (“GLBA”) permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company”. A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company. However, it is not precluded from submitting a notice in the future should it wish to engage in activities only permitted to financial holding companies.

Under GLBA, all financial institutions are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties and to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of NewAlliance, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission are granted extensive rulemaking authority under the FACT Act, and NewAlliance Bank and its affiliates are subject to those provisions. NewAlliance has developed policies and procedures for itself and its subsidiaries, including NewAlliance Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of GLBA and the FACT Act.

Connecticut Banking Laws and Supervision
NewAlliance Bank is a state-chartered savings bank under Connecticut law and as such is subject to regulation and examination by the Commissioner and the Department of Banking of the State of Connecticut. The Department of Banking regulates savings banks, among other financial institutions, for compliance with the laws and regulations of the State of Connecticut, as well as the appropriate rules and regulations of federal agencies. The approval of the Commissioner is required for, among other things, the establishment of branch offices and business combination transactions. The Commissioner conducts periodic examinations of Connecticut-chartered banks. The FDIC also regulates many of the areas regulated by the Commissioner, and federal law may limit some of the authority provided to Connecticut-chartered banks by Connecticut law.

Lending Activities
Connecticut banking laws grant savings banks broad lending authority, generally identical to commercial banks. With certain limited exceptions, total secured and unsecured loans made to any one obligor under this statutory authority may not exceed 10% and 15%, respectively, of a bank’s equity capital and reserves for loan and lease losses.

Dividends
The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by the Bank in any year may not exceed the sum of its net profits for the year in question combined with its retained net profits from the preceding two years, unless the Commissioner approves the larger dividend. Federal law also prevents the Bank from paying dividends or making other capital distributions that would cause it to become “undercapitalized.” The FDIC may limit the Bank’s ability to pay dividends. No dividends may be paid to the Bank’s stockholders if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations.

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

Federal Regulations
Capital Requirements
Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state nonmember banks”), such as NewAlliance Bank, are required to comply with minimum leverage capital requirements. If the FDIC determines that an institution is not anticipating or experiencing significant growth and is, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

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

The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multifamily residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

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

Prompt Corrective Regulatory Action
Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories:

•	Well capitalized – at least 5% leverage capital, 6% tier one risk based capital and 10% total risk based capital.
•	Adequately capitalized – at least 4% leverage capital, 4% tier one risk based capital and 8% total risk based capital.
•
Undercapitalized – less than 4% leverage capital, 4% tier one risk based capital and less than 8% total risk based capital. “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized.

•
Significantly undercapitalized – less than 3% leverage capital, 3% tier one risk based capital and less than 6% total risk-based capital. “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.

•
Critically undercapitalized – less than 2% tangible capital. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

As of December 31, 2007, NewAlliance Bank was “well capitalized”.

Transactions with Affiliates
Under federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). In a holding company context, at a minimum, the parent holding company of a bank and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and by requiring that such transactions be on terms that are consistent with safe and sound banking practices.

Further, Section 22(h) of the FRA restricts loans to directors, executive officers, and principal stockholders (“insiders”). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

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

Insurance of Deposit Accounts
NewAlliance deposit accounts are insured by the FDIC up to applicable legal limits.

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from five basis points for the strongest institution to 43 basis points for the weakest. The FDIC may adjust rates up or down by 3 basis points from the base rate schedule without further notice-and-comment rulemaking, provided that any single adjustment from one quarter to the next cannot change rates more than 3 basis points. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. In November 2006, the FDIC Board of Directors approved a final rule to implement a One-Time Assessment Credit, as required by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). For 2007 assessment periods, effective with the June 2007 invoice, credits were used to fully offset the Bank’s assessment. For assessment periods beginning in 2008-2010, credits may not be applied to more than 90 percent of an institution’s assessment.

In addition, FDIC insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.0114 of insured deposits to fund interest payments on bonds issued by the Financing Corporations (“FICO”), an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions.

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

Federal Reserve System
The FRB regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $43.9 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for amounts greater than $43.9 million, 10% (which may be adjusted by the FRB between 8% and 14%), against that portion of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2007 of $113.8 million. At December 31, 2007, the Bank had approximately $2.13 billion in Federal Home Loan Bank advances.

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

Other Regulation
Sarbanes-Oxley Act of 2002
The stated goals of the Sarbanes-Oxley Act of 2002 (“SOX”) are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

SOX addresses, among other matters, audit committees; certification of financial statements and internal controls by the Chief Executive Officer and Chief Financial Officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for significant changes or waivers of such code; “real time” filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOX.

USA PATRIOT Act
Under Title III of the USA PATRIOT Act, all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking regulatory authorities and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of GLBA and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act or the BHCA. NewAlliance has in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Community Reinvestment Act and Fair Lending Laws
NewAlliance has a responsibility under the Community Reinvestment Act of 1977 (“CRA”) to help meet the credit needs of our communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the FDIC assesses our record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. Our failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on our activities. Our failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against us by the FDIC as well as other federal regulatory agencies and the Department of Justice. The Bank’s latest FDIC CRA rating was “satisfactory”.

New York Stock Exchange Disclosure

The annual certification of NewAlliance’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed with the New York Stock Exchange on May 22, 2007.

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

Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differential	32-34
II.	Investment Portfolio	38-39
III.	Loan Portfolio	40-41
IV.	Summary of Loan Loss Experience	41-45
V.	Deposits	45-46
VI.	Return on Equity and Assets	24
VII.	Short-Term Borrowings	n/a

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

Item 1A. Risk Factors

An investment in our common stock involves certain risks inherent to our business. The material risks and uncertainties that management believes affect the Company are described below. To understand these risks and to evaluate an investment in our common stock, you should read this entire report, including the following risk factors.

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
NewAlliance’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, meaning the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect NewAlliance’s earnings and financial condition. The Company cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. The Company has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates.

However, changes in interest rates still may have an adverse effect on NewAlliance’s profitability. For example, high interest rates could also affect the amount of loans that we originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost, to accounts with a higher cost or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Bank is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Bank’s net interest margin will decline.

NewAlliance’s Business Strategy of Growth Through Acquisitions Could Have an Impact on Earnings and Results of Operations That May Negatively Impact the Value of NewAlliance Stock.
In recent years, NewAlliance has focused, in part, on acquisitions. Over the past four years, the Company has acquired four banking institutions, a non-depository trust company and a registered investment advisory firm. From time to time in the ordinary course of business, the Company engages in preliminary discussions with potential acquisition targets. As of the date of this filing, there are no binding or definitive agreements, plans, arrangements, or understandings for such acquisitions by the Company. Although our business strategy includes both internal expansion and acquisitions, there can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions successfully, integrate acquired operations into our existing operations or expand into new markets. Further, there can be no assurance that acquisitions will not have an adverse effect upon our operating results while the operations of the acquired businesses are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our stock.

If The Goodwill That The Company Has Recorded in Connection With Its Acquisitions Becomes Impaired, It Could Have a Negative Impact on The Company’s Profitability.
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2007, the Company had approximately $531.2 million of goodwill on its balance sheet. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on NewAlliance’s financial conditions and results of operations.

NewAlliance May Experience Higher Levels of Loan Losses Due to Recent Growth.
NewAlliance’s growth strategy depends on generating an increasing level of loans to produce an acceptable return to our stockholders. We will also need to accomplish this loan growth while maintaining low loan losses in our portfolio. We expect growth to occur in markets that are relatively new to us, including central and western Massachusetts through our recent acquisition of Westbank. As such, NewAlliance’s allowance for loan losses may need to be increased, or may be deemed insufficient by various regulatory agencies. Such agencies may require the Bank to recognize an increase to the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly capital, and may have a material adverse effect on NewAlliance’s financial condition and results of operations. See the sections titled “Allowance for Loan Losses” and “Classification of Assets and Loan Review” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, located elsewhere in the Report for further discussion related to the process for determining the appropriate level of the allowance for loan losses.

NewAlliance May Experience Higher Levels of Loan Losses Due to Economic Conditions.
NewAlliance’s business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on the Company’s operations and financial condition. For example, recent declines in housing activity including declines in building permits, housing starts and home prices may make it more difficult for our borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. Many analysts are now predicting the U.S. Economy is in or will experience a recession in the near term. This could affect employment levels and the ability of our borrowers to service their debt. The Bank may suffer higher loan losses as a result of these factors and the resulting impact on our borrowers.

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

NewAlliance is Subject To Extensive Government Regulation and Supervision
NewAlliance, primarily through NewAlliance Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While NewAlliance has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. of this report for further information.

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

NewAlliance Continually Encounters Technological Change
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology can increase efficiency and enable financial institutions to better serve customers and to reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of the

Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, its financial condition and results of operations.

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

NewAlliance’s Stock Price Can be Volatile.
NewAlliance’s stock price can fluctuate widely in response to a variety of factors including:

•	actual or anticipated variations in quarterly operating results;
•	recommendations by securities analysts;
•	new technology used, or services offered, by competitors;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or the Company’s competitors;
•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	operating and stock price performance of other companies that investors deem comparable to NewAlliance;
•	news reports relating to trends, concerns and other issues in the financial services industry;
•	changes in government regulations; and
•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations could also cause NewAlliance’s stock price to decrease regardless of the Company’s operating results.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company conducts business from its executive offices at 195 Church Street, New Haven, Connecticut and its 76 banking offices located in Connecticut and 12 banking offices located in Massachusetts. Of the 88 banking offices, 30 are owned and 58 are leased. Lease expiration dates range from 5 months to 14 years with renewal options of 5 to 60 years.

The following table sets forth certain information with respect to our offices:

Number of
County	Banking Offices

Connecticut:

New Haven	28

Middlesex	7

Hartford	16

Tolland	12

Windham	6

Fairfield	7

Massachusetts:

Worcester	1

Hampden	11

Total	88

The total net book value of properties and equipment at December 31, 2007 was $61.9 million. For additional information regarding our premises and equipment and lease obligations, see Notes 6 and 14 to the Consolidated Financial Statements.

Item 3.   Legal Proceedings

NewAlliance is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. NewAlliance believes that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of the Company.

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

	Market Price
			Dividends Declared
2007	High	Low	Per Share

First Quarter	$16.56	$15.67	$0.060
Second Quarter	16.85	14.72	0.065
Third Quarter	15.31	13.35	0.065
Fourth Quarter	15.40	11.33	0.065

	Market Price
			Dividends Declared
2006	High	Low	Per Share

First Quarter	$14.77	$14.00	$0.055
Second Quarter	14.59	13.68	0.060
Third Quarter	14.82	13.84	0.060
Fourth Quarter	16.86	14.71	0.060

Holders
As of January 31, 2008, there were 108,741,712 shares of common stock outstanding, which were held by approximately 11,721 holders of record. The number of stockholders of record was determined by American Stock Transfer and Trust Company. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding equity-based compensation awards outstanding and available for future grants as of December 31, 2007, segregated between equity-based compensation plans approved by the stockholders and equity-based compensation plans not approved by stockholders, is presented in the table below.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercises	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security stockholders	8,537,660	$14.40	4,112,446	(1)

Equity compensation plans not approved by security stockholders	-		-

Total	8,537,660	$14.40	4,112,446

(1)  This figure includes 2,871,464 shares that may be issued pursuant to options presently authorized but unissued, and 1,240,982 shares that may be issued as restricted stock, all in accordance with the 2005 Long-Term Compensation Plan approved by the Company’s stockholders in April 2005.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table sets forth information about the Company’s stock repurchases for the three months ended December 31, 2007. Management may engage in future share repurchases as market conditions warrant.

ISSUER PURCHASES OF EQUITY SECURITIES

		Average Price		Maximum Number of
		Paid per Share	Total Number of Shares	Shares That May Yet Be
	Total Number of	(includes	Purchased as Part of Publicly	Purchased Under the Plans
	Shares purchased	commission)	Announced Plans or Programs	or Programs

Period

October 1 - 31, 2007	96,215	$13.43	96,215	7,527,784

November 1 - 30, 2007	2,670,871	12.81	2,670,871	4,856,913

December 1-31, 2007	-	-	-	4,856,913

Total	2,767,086	$12.83	2,767,086

On January 31, 2006, a second stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan.

The first stock repurchase plan was completed in March 2006, under which the Company repurchased approximately 10.7 million shares of common stock at a weighted average price of $14.55 per share.

Stock Performance Graph

The following graph compares the cumulative total return on the common stock for the period beginning April 1, 2004, the date on which NewAlliance common stock commenced trading, as reported by NASDAQ or NYSE through December 31, 2007, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the Keefe, Bruyette & Woods, Inc. 50 Index for the period.

This graph assumes the investment of $100 on April 1, 2004 in our common stock (at the initial public offering price of $10.00 per share), the S&P 500 Index and the Keefe, Bruyette & Woods, Inc 50 Index and assumes that dividends are reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG NEWALLIANCE BANCSHARES,
S&P 500 INDEX AND KBW 50 INDEX

	Period Ending

Total Return Indices	4/01/04	12/31/04	12/31/05	12/31/06	12/31/07

NewAlliance Bancshares, Inc.	100.00	154.05	150.60	164.86	137.36
S & P 500	100.00	108.09	111.87	127.68	132.82
K B W 50	100.00	104.79	103.68	120.93	90.86

Source: Bloomberg and Keefe, Bruyette & Woods, Inc

Item 6.	Selected Financial Data

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

On April 1, 2004, the Bank completed its conversion from a state-chartered mutual bank to a state-chartered stock bank. Concurrent with the conversion, the Company completed its acquisitions of two banking institutions and subsequent acquisitions have also been completed. Accordingly, Selected Financial Data includes the effect of those transactions. See Note 3 of the Notes to Consolidated Financial Statements for additional information related to the most recent transactions.

Additionally, in July 2007 a restructuring of part of the available-for-sale securities portfolio was completed. A recognized loss in the amount of $28.3 million, or $18.4 million net of tax, was recorded to non-interest income as a result of this restructuring. Select Financial Data includes the effect of this transaction at and for the year ended December 31, 2007. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

					For the Twelve
					Months Ended	For the Nine Months
	For the Year Ended December 31,				December 31,	Ended December 31,

(In thousands, except per share data)	2007	2006	2005	2004	2003	2003	2002

Selected Operating Data
Interest and dividend income	$403,280	$331,032	$276,570	$208,032	$104,570	$77,867	$90,111
Interest expense	228,243	161,451	100,461	61,812	30,396	22,259	31,479

Net interest income before provision for loan losses	175,037	169,581	176,109	146,220	74,174	55,608	58,632
Provision for loan losses	4,900	500	400	600	-	-	-

Net interest income after provision for loan losses	170,137	169,081	175,709	145,620	74,174	55,608	58,632
Non-interest income	31,165	51,631	45,524	35,746	17,774	12,242	13,075
Contribution to the Foundation	-	-	-	40,040	-	-	-
Conversion and merger related charges	2,523	3,389	2,156	17,591	4,032	4,022	-
Other non-interest expense	159,923	144,717	139,084	119,142	60,908	45,763	44,410

Income before provision for income taxes	38,856	72,606	79,993	4,593	27,008	18,065	27,297
Income tax provision	15,063	23,769	27,394	524	9,091	5,989	9,260

Net income	$23,793	$48,837	$52,599	$4,069	$17,917	$12,076	$18,037

				For the period
				April 1 through
				December 31, 2004	(1)

Basic and diluted earnings per share	$0.23	$0.49	$0.50	$0.02
Weighted-average shares outstanding
Basic	103,146	99,981	105,110	106,520
Diluted	103,582	100,484	105,517	106,520
Dividends per share	$0.255	$0.235	$0.21	$0.08

	At December 31,

(In thousands)	2007	2006	2005	2004	2003

Selected Financial Data
Total assets	$8,210,984	$7,247,696	$6,561,402	$6,264,138	$2,536,797
Loans (2)	4,727,969	3,822,876	3,276,706	3,144,657	1,307,525
Allowance for loan losses	43,813	37,408	35,552	36,163	17,669
Short-term investments	51,962	28,077	46,497	100,000	13,000
Investment securities	2,491,493	2,480,311	2,455,205	2,283,701	1,120,046
Goodwill	531,191	454,258	425,001	417,872	564
Identifiable intangible assets	53,316	49,403	52,016	55,438	146
Deposits	4,373,665	3,900,667	3,798,112	3,702,012	1,814,684
Borrowings	2,355,504	1,903,864	1,380,755	1,064,816	277,681
Stockholders’ equity	1,407,107	1,362,305	1,310,868	1,416,372	406,001
Nonperforming loans (3)	16,386	12,468	7,391	10,233	5,489
Nonperforming assets (4)	17,283	12,468	7,391	10,233	5,512

					At or For
					the Twelve
					Months Ended	At or For the Nine Months
	For the Year Ended December 31,				December 31,	Ended December 31,

	2007	2006	2005	2004	2003	2003	2002

Selected Operating Ratios and Other Data
Performance Ratios (5)
Average yield on interest-earning assets	5.71%	5.31%	4.79%	4.24%	4.47%	4.40%	5.33%
Average rate paid on interest-bearing liabilities	3.80	3.16	2.20	1.59	1.66	1.61	2.36
Interest rate spread (6) (8)	1.91	2.15	2.59	2.65	2.81	2.79	2.97
Net interest margin (7) (8)	2.48	2.72	3.05	2.98	3.17	3.14	3.47
Ratio of interest-bearing assets to interest-bearing liabilities	117.63	121.99	126.65	125.82	127.92	128.06	126.77
Ratio of net interest income after provision for loan losses to non-interest expense	104.73	114.16	124.40	82.39	114.22	111.70	132.02
Non-interest expense as a percent of average assets	2.04	2.12	2.18	3.24	2.67	2.71	2.53
Return on average assets	0.30	0.70	0.81	0.07	0.74	0.66	1.03
Return on average equity	1.69	3.65	3.76	0.36	4.48	4.01	6.50
Ratio of average equity to average assets	17.63	19.13	21.57	20.87	16.46	16.40	15.84
Non-GAAP Ratio
Efficiency ratio (9)	69.95	67.39	63.56	97.32	69.46	71.41	60.76
Regulatory Capital Ratios
Leverage capital ratio	10.92	13.20	14.31	16.32	16.10	16.10	16.05
Tier 1 capital to risk-weighted assets	18.60	22.71	24.99	26.98	26.95	26.95	26.64
Total risk-based capital ratio	19.58	23.67	26.02	28.22	28.15	28.15	27.89
Asset Quality Ratios
Nonperforming loans as a percent of total loans (2) (3)	0.35	0.33	0.23	0.33	0.42	0.42	0.39
Nonperforming assets as a percent of total assets (4)	0.21	0.17	0.11	0.16	0.22	0.22	0.19
Allowance for loan losses as a percent of total loans	0.93	0.98	1.08	1.15	1.35	1.35	1.64
Allowance for loan losses as a percent of non-performing loans	267.38	300.03	481.02	353.40	321.90	321.90	416.94
Net loan charge-offs as a percent of average interest-earning assets	0.03	0.01	0.02	0.07	0.07	0.05	0.07

(1)	Earnings per share for 2004 were calculated using net income and weighted-average shares outstanding from the date of conversion, April 1, 2004, through December 31, 2004. Net income for this nine-month period was $2.1 million. Earnings per share for all prior periods are not presented as the Company had no shares outstanding until the second quarter of 2004.
(2)	Loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and net unamortized premium on acquired loans.
(3)	Nonperforming loans include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest and renegotiated loans due to a weakening in the financial condition of the borrower.
(4)	Nonperforming assets consist of nonperforming loans and other real estate owned.
(5)	Performance ratios are based on average daily balances during the periods indicated and are annualized where appropriate. Regulatory Capital Ratios and Asset Quality Ratios are end-of-period ratios.
(6)	Interest rate spread represents the difference between the weighted average yield on average interest-bearing assets and the weighted average cost of average interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(8)	No tax equivalent adjustments were made due to the fact that ratio would not be materially different.
(9)	The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, to the sum of net interest income and non-interest income, excluding security and limited partnership gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to investors in evaluating company performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand NewAlliance Bancshares, Inc., our operations and our present business environment. We believe transparency and clarity are the primary goals of successful financial reporting. We remain committed to increasing the transparency of our financial reporting, providing our stockholders with informative financial disclosures and presenting an accurate view of our financial disclosures and presenting an accurate view of our financial position and operating results.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such control was effective as of December 31, 2007. Management’s report on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this report.

MD&A is provided as a supplement to—and should be read in conjunction with—our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8, Financial Statements and Supplementary Data of this report. This overview summarizes the MD&A, which includes the following sections:

• Our Business — a general description of our business, our objectives and the challenges and risks of our business.

• Critical Accounting Estimates — a discussion of accounting estimates that require critical judgments and estimates.

• Operating Results — an analysis of our Company’s consolidated results of operations for the three years presented in our Consolidated Financial Statements.

• Financial Condition, Liquidity and Capital Resources — an overview of financial condition; contractual obligations and liquidity and capital resources.

Our Business

General

NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.21 billion and stockholders’ equity of $1.41 billion at December 31, 2007. Its business philosophy is to operate as a community bank with local decision-making authority.

The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, income and expenses pertaining to other real estate owned, gains and losses from sales of loans and securities and non-interest income and expenses. Non-interest income primarily consists of fee income from depositors and wealth management services and bank owned life insurance (“BOLI”). Non-interest expenses consist principally of compensation and employee benefits, occupancy, data processing, amortization of acquisition related intangible assets, marketing, professional services and other operating expenses.

Results of operations are also significantly affected by general economic and competitive conditions and changes in interest rates as well as government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect the Company.

Our Objectives

NewAlliance seeks to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Build high quality, profitable loan portfolios using organic, purchase and acquisition strategies;
•	Increase core deposit relationships with a focus on checking and savings accounts;
•	Increase the non-interest income component of total revenues through development of banking-related fee income and growth in wealth management services;
•	Grow through a disciplined acquisition strategy, supplemented by de-novo branching;
•	Improve operating efficiencies; and
•	Utilize technology to enhance superior customer service and products.

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, performance of acquisitions and integration activities, return on equity and assets, net interest margin, non-interest income, operating expenses related to total assets and efficiency ratio: asset quality; loan and deposit growth, capital management, liquidity and interest rate sensitivity levels, customer service standards; market share and peer comparisons.

Challenges and Risks

As we look forward, management has identified certain challenges and risks that demand the attention of the banking industry and NewAlliance. Of these, four key challenges and risks are described below:

Net interest margin. The growth of the net interest margin is vital to our continued success and profitability. We believe that a crucial aspect of increasing net interest margin is to reduce deposit pricing relative to wholesale funding and focus on growth of core deposits. The risk associated with this, however, is a potential outflow of deposits to competitors in search of higher rates. We will continue to focus on enhancing and developing new products in a cost effective manner and believe that will help mitigate the risk of deposit outflow. A second aspect is to increase the yield earned on the loan portfolio. We believe that we are well positioned to take advantage of the pricing opportunities in our lending area which have been created by recent dislocations in the credit market which has had the effect of diminishing competition in the short term.

Maintaining credit quality and rigorous risk management. 2007 will be remembered as the year of the housing meltdown. The implosion of the sub-prime market continues to reverberate throughout the industry. Over this turbulent time, NewAlliance continued to maintain its strong credit quality, as evidenced by positive asset quality indicators, (i.e. the ratio of nonperforming loans to loans of 0.35% and total delinquencies to loans of 0.63%), due to its vigilant underwriting standards and rigorous risk management process. The effects of the housing meltdown will continue to be felt throughout 2008 as home sales slow and delinquencies and foreclosures are expected to increase across the country. However, because we have not experienced the industry wide problems associated with the housing crisis, we expect to be able to continue to maintain strong asset quality and risk management relative to industry levels.

Deploying capital. We ended 2007 with Tier 1 capital at 10.92%, which is substantially above our peer group . We are tasked with using our capital position judiciously to maximize shareholder value. Our capital strategy to date has been mainly to utilize our capital for acquisitions, stock buybacks and dividend payments. We expect to continue this strategy in the future and stress only acquisitions that are accretive to earnings per share in the short term. We believe that the coming year may provide unique opportunities given the current volatile market.

Competition in the marketplace. NewAlliance is facing strong competition from some well established companies and many local players. On the deposit side, rates are decreasing but at the same time we have to be mindful of the importance of the total customer relationship. On the lending side we are well poised to take advantage of the current market conditions. We must continue to expand our product offerings, improve operating efficiencies and develop and maintain our brand to increase market share.

All four of these challenges and risks—net interest margin, maintaining credit quality and rigorous risk management, deploying capital and competition in the marketplace—have the potential to have a material adverse effect on NewAlliance; however, we believe NewAlliance is well positioned to appropriately address these challenges and risks.

See also Item 1A, Risk Factors in Part I of this report for additional information about risks and uncertainties facing NewAlliance.

Critical Accounting Estimates
Our Consolidated Financial Statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our Consolidated Financial Statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this report. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board.

Goodwill and Identifiable Intangible Assets

Critical Estimates	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

We evaluate goodwill and identifiable intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value of the goodwill or identifiable intangible assets may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm, as appropriate.

In the first quarter of fiscal 2007, we completed our annual impairment testing of goodwill using the methodology described herein, and determined there was no impairment. Through year end, no events or circumstances subsequent to the annual testing date indicate that the carrying value of the Company’s goodwill may not be recoverable.

The carrying value of goodwill and identifiable intangible assets at December 31, 2007, was $531.2 million and $53.3 million, respectively.

We determine fair value using widely accepted valuation techniques, including estimated future cash flows and discount rates and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. Management has evaluated the effect of lowering the estimated future cash flows or increasing the discount rate by 10% and determined that no impairment of goodwill would have been recognized under this evaluation.

Allowance for Loan Losses

Critical Estimates	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

It is the policy of NewAlliance to maintain an allowance for loan losses that equals management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date.

Management follows a guiding principle that the level of the reserve should be directionally consistent with asset quality indicators. The adequacy of the allowance for loan losses is determined based upon a detailed evaluation of the portfolio and subportfolios through a process which considers numerous factors, including levels and direction of delinquencies, non-performing loans and assets, risk ratings, estimated credit losses using both internal and external portfolio reviews, current economic and market conditions, concentrations, portfolio volume and mix, changes in underwriting, experience of staff, and historical loss rates over the business cycle.

The allowance for loan losses is reviewed and approved by the Board of Directors on a quarterly basis.

We determine the adequacy of the allowance for loan losses by analyzing and estimating losses inherent in the portfolio. The allowance for loan losses contains uncertainties because the calculation requires management to use historical information as well as current economic data to make judgments on the adequacy of the allowance. As the allowance is affected by changing economic conditions and various external factors, it may impact the portfolio in a way currently unforeseen.

Adverse changes in management’s assessment of the factors used to determine the allowance for loan losses could lead to additional provisions. Actual loan losses could differ materially from management’s estimates if actual losses and conditions differ significantly from the assumptions utilized. These factors and conditions include general economic conditions within NewAlliance’s market, trends within industries, real estate and other collateral values, interest rates and the financial condition of the individual borrower. While management believes that it has established adequate specific and general allowances for probable losses on loans, there can be no assurance that the regulators, in reviewing the Company’s loan portfolio, will not request an increase in the allowance for losses, thereby negatively affecting the Company’s financial condition and results of operations.

Stock Based Compensation

Critical Estimates	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

We have a stock-based compensation plan, which includes non-qualified stock options and non vested share awards. See Note 1, Summary of Significant Accounting Policies, and Note 12, Stock Based Compensation, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of our stock-based compensation programs.

We determine the value of our non-qualified stock option awards at the date of grant using the Black-Scholes option-pricing model.

We determine the fair value of our market-based nonvested share awards at the date of grant using generally accepted valuation techniques and the closing market price of our stock. Management reviews its assumptions to determine the fair value of stock-based compensation awards.

Option pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions, can materially affect the fair value estimate.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expenses.

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation.

Income Taxes

Deferred Tax Assets and Liabilities

Critical Estimates	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

Management uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which "carry back" refund claims could be made. A valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable based on available evidence at the time the estimate is made.

Each quarter, we reevaluate our estimate related to the valuation allowance, including our assumptions about future profitability. At December 31, 2007 and December 31, 2006, our valuation allowance was $23.8 million and $16.8 million, respectively.

As a result of reviews of the factors discussed above related to the adequacy of the valuation allowance, our income tax expense for the year-ended December 31, 2007 included an increase in the valuation allowance attributable to the charitable contribution carryover of $3.6 million. The increase in 2007 was due mainly to reevaluation of forecasted future taxable income available to offset this carryover. For further discussion on our deferred taxes and valuation allowance, see Note 13 of the Notes to Consolidated Financial Statements.

Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. Some judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. In determining the valuation allowance, we use historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. Management believes that the accounting estimate related to the valuation allowance is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.

Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets or deferred tax liabilities could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets valuation allowance would be charged to income tax expense in the period such determination was made. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our income taxes.

Management believes that the valuation allowance against deferred tax assets is adequate and reasonable. However, if future projected profitability were to decline by 10%, the valuation allowance would need to be increased by an additional $200,000 to $400,000.

Tax Contingencies

Critical Estimates	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

We regularly face challenges from domestic tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.

Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

Our effective income tax rate is also affected by changes in tax law, entry into new tax jurisdictions, the level of earnings and the results of tax audits.

We believe that our tax reserves reflect the probable outcomes of known contingencies. Although we think that our estimates and judgments discussed herein are reasonable, actual results may differ, which could be material to our financial statements. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate or through goodwill in the period of resolution.

Pension and Other Post Retirements

Critical Estimates	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

Pension costs and liabilities are dependent on assumptions used in calculating such amounts. Management uses key assumptions that include discount rates, expected return on plan assets, benefits earned, interest costs, mortality rates, increases in compensation, and other factors. The two most critical assumptions—estimated return on plan assets and the discount rate—are important elements of plan expense and asset/liability measurements. These critical assumptions are evaluated at least annually on a plan basis. Other assumptions are evaluated periodically and are updated to reflect actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors, and in accordance with U.S. GAAP the impact of these differences is accumulated and amortized over future periods.

The discount rate assumptions used to measure the postretirement benefit obligations is set by reference to published high-quality bond indices, as well as certain yield curves. The Company used the Citigroup Pension Liability Index as a benchmark. A higher discount rate decreases the present value of benefit obligations and decreases pension expense.

The expected rate of return on plan assets is based on current and expected asset allocations, as well as the long-term historical risks and returns with each asset class within the plan portfolio. A lower expected rate of return on plan assets increases pension costs.

To reflect market interest rate conditions in calculating the projected benefit obligation, the pension discount rate was increased from 5.75% at September 30, 2006 to 6.25% at September 30, 2007.

An expected rate of return of 8.0% and 8.25% was utilized at September 30, 2007 and 2006, respectively.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect future pension or other postretirement obligations and expense. Continued volatility in pension expense is expected as assumed investment returns vary from actual.

A 25 basis point decrease or increase in the discount rate would increase or decrease annual pension expense, respectively, by $260,000.

A 25 basis point decrease or increase in the expected return on assets would increase or decrease annual pension expense, respectively, by $223,000.

Operating Results

Table 1:   Summary Income Statements

				Change
	Year Ended December 31,
				2007/2006		2006/2005
(Dollars in thousands, except per share data)	2007	2006	2005	Amount	Percent	Amount	Percent

Net interest income	$175,037	$169,581	$176,109	$5,456	3%	$(6,528)	(4	) %
Provision for loan losses	4,900	500	400	4,400	880	100	25
Non-interest income	31,165	51,631	45,524	(20,466)	(40)	6,107	13
Operating expenses	159,923	144,717	139,084	15,206	11	5,633	4
Conversion and merger related charges	2,523	3,389	2,156	(866)	(26)	1,233	57
Income before income taxes	38,856	72,606	79,993	(33,750)	(46)	(7,387)	(9)
Income tax expense	15,063	23,769	27,394	(8,706)	(37)	(3,625)	(13)

Net income	$23,793	$48,837	$52,599	$(25,044)	(51)%	$(3,762)	(7)%

Basic and diluted earnings per share	$0.23	$0.49	$0.50

Earnings Summary
Comparison of 2007 and 2006
As shown in Table 1, for the year ended December 31, 2007, net income was $23.8 million, a decrease of $25.0 million from the comparative period in 2006. During the year ended December 31, 2007, NewAlliance sold approximately $759.0 million of available for- sale securities and realized net losses totaling $28.3 million. The sale was undertaken to reduce the Company’s exposure to fixed rate assets as well as to increase the yield on the portfolio, thereby providing a prospective improvement in the net interest margin. NewAlliance replaced substantially all of the assets sold with higher yielding agency hybrid adjustable rate mortgage-backed securities and expects to recover the $28.3 million loss through higher earnings from July 2007 through the end of 2009. As a result of this restructuring, the Company reported significantly lower net income for the year ended December 31, 2007 as compared to the same period in 2006.

For the year ended December 31, 2007, operating expenses were higher than the year ended 2006 due mostly to increased salaries and employee benefits, occupancy expenses and amortization of identifiable intangible assets, primarily resulting from the Westbank and CIMI acquisitions. The provision for loan losses also increased in 2007 over 2006 as a result of growth in the loan portfolio, chargeoffs incurred during the year and an increase in non-accrual loans.

Net interest income increased by $5.4 million for the year ended December 31, 2007 to $175.0 million, compared to $169.6 million for the year ended December 31, 2006. The increase was primarily due to growth in the loan portfolio as a result of the Westbank acquisition, residential loan purchases and originations. Net interest income for the year ended December 31, 2007 continued to be hampered by the shape of the yield curve and declining spreads and a decline in net interest-earning assets due to acquisitions, share buybacks and dividends paid. The impact to the net interest margin was partially offset by the 58 basis point improvement in the average yield earned on investment securities due in part to the restructuring of the investment portfolio.

The decrease to income tax expense of $8.7 million is due to lower pretax earnings as a result of the $28.3 million loss incurred on the restructuring of the investment portfolio. This decrease is partially offset by a $3.6 million increase in the deferred tax asset valuation allowance related to the charitable contribution carryforward.

Comparison of 2006 and 2005
Net income decreased $3.8 million, to $48.8 million for the year ended December 31, 2006 from $52.6 million for the year ended December 31, 2005. This decrease is primarily a result of higher operating expenses and conversion and merger related charges coupled with a decline in net interest income, partially offset by an increase in non-interest income and a decrease in income tax expense.

Higher operating expenses were largely due to the acquisitions of Trust Company and Cornerstone in the areas of salaries and employee benefits and occupancy expenses. Additionally, charges in 2006 associated with the implementation of SFAS No. 123R, “Share Based Payment”, for options which were granted under the Company’s 2005 Long-Term Compensation Plan (“LTCP”) and executive severance benefits paid were also significant factors in the increase of salaries and employee benefits. Conversion and merger related charges were primarily due to the Trust Company and Cornerstone acquisitions and the commencement of charges related to the Westbank acquisition that occurred on January 2, 2007.

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

Average Balances, Interest and Average Yields/Cost
Table 2 below sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields or rates for the periods indicated. The average yields and costs are derived by dividing income or expenses by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are computed using daily balances. Yields and amounts earned include loan fees and fair value adjustments related to acquired loans. Loans held for sale and nonaccrual loans have been included in interest-earning assets for purposes of these computations. Unrealized gain or losses on available-for-sale investment securities are excluded from average yield calculations.

Table 2:   Average Balance Sheets for the Years Ended December 31, 2007, 2006 and 2005

	Year Ended

	December 31, 2007			December 31, 2006			December 31, 2005

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,303,771	$127,794	5.55%	$1,836,474	$98,116	5.34%	$1,594,607	$82,667	5.18%
Commercial real estate	1,138,682	74,963	6.58	901,870	58,584	6.50	744,450	45,276	6.08
Commercial business	462,962	33,964	7.34	347,940	24,927	7.16	319,669	20,463	6.40
Consumer	665,387	43,802	6.58	570,738	36,752	6.44	526,059	29,001	5.51

Total Loans	4,570,802	280,523	6.14	3,657,022	218,379	5.97	3,184,785	177,407	5.57
Short-term investments	59,340	3,172	5.35	66,776	3,351	5.02	56,758	1,763	3.11
Investment securities	2,427,365	119,585	4.93	2,511,935	109,302	4.35	2,533,381	97,400	3.84

Total interest-earning assets	7,057,507	$403,280	5.71%	6,235,733	$331,032	5.31%	5,774,924	$276,570	4.79%
Non-interest-earning assets	909,844			754,411			702,923

Total assets	$7,967,351			$6,990,144			$6,477,847

Interest-bearing liabilities
Deposits
Money market	$503,071	$16,979	3.38%	$555,127	$14,737	2.65%	$721,128	$12,984	1.80%
NOW	407,835	4,466	1.10	352,786	2,160	0.61	327,050	614	0.19
Savings	893,562	17,545	1.96	782,582	7,868	1.01	859,922	4,054	0.47
Time	2,057,327	91,943	4.47	1,718,277	65,904	3.84	1,364,996	37,839	2.77

Total interest-bearing deposits	3,861,795	130,933	3.39	3,408,772	90,669	2.66	3,273,096	55,491	1.70
Repurchase agreements	205,054	7,580	3.70	166,557	5,400	3.24	187,142	4,061	2.17
FHLB advances and other borrowings	1,932,725	89,730	4.64	1,536,266	65,382	4.26	1,099,487	40,909	3.72

Total interest-bearing-liabilities	5,999,574	228,243	3.80%	5,111,595	161,451	3.16%	4,559,725	100,461	2.20%
Non-interest-bearing demand deposits	492,378			470,919			450,032
Other non-interest-bearing liabilities	70,843			70,373			71,015

Total liabilities	6,562,795			5,652,887			5,080,772
Equity	1,404,556			1,337,257			1,397,075

Total liabilities and equity	$7,967,351			$6,990,144			$6,477,847

Net interest-earning assets	$1,057,933			$1,124,138			$1,215,199

Net interest income		$175,037			$169,581			$176,109

Interest rate spread			1.91%			2.15%			2.59%
Net interest margin (net interest income
as a percentage of total interest-earning assets)			2.48%			2.72%			3.05%
Ratio of total interest-earning assets
to total interest-bearing liabilities			117.63%			121.99%			126.65%

Net Interest Income Analysis
Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

Comparison of 2007 and 2006
As shown in Table 2, net interest income for the year ended December 31, 2007 was $175.0 million, an increase of $5.4 million from December 31, 2006. This year over year increase in net interest income was primarily due to growth in the loan portfolio, an improved asset/liability mix and an increase in investment interest income as a result of the investment portfolio restructuring. These increases during the year were somewhat masked by the slope of the yield curve, and the average rates paid, particularly on time deposits, due to intense deposit competition. Throughout 2007, the net interest margin was also compressed by a reduction in the profitability of new loans and deposits, as competitive pressures reduced the profit margin on new business. Both the net interest rate spread and the net interest margin declined 24 basis points to 1.91% and 2.48%, respectively from 2006 levels.

Interest and dividend income for the year ended December 31, 2007 was $403.3 million, compared to $331.0 million for the year ended December 31, 2006, an increase of $72.2 million, or 21.8%. The increase in interest income was primarily driven by loans due to an increase in the average balances of $913.8 million. While all loan categories experienced increases in average balances and average yields, the residential and commercial real estate loan portfolios continued to be the drivers of growth. The increases in average balances are due to the acquisition of Westbank, the Company’s continued strategy of purchasing residential mortgages in the secondary market throughout most of 2007 and increased organic loan originations. The loan portfolio volume increase accounted for approximately $56.0 million of the increase in interest income. The remaining increase in interest income was primarily due to the higher yield earned on investment securities as a result of the restructuring of the available for sale portfolio. In 2008, the Company expects to purchase residential loans in the secondary market, but at lower levels than in 2007 due to the tightening in the credit markets.

The cost of funds for the year ended December 31, 2007 increased $66.8 million, or 41.4% to $228.2 million compared to the prior year period. The average rate on interest-bearing liabilities increased 64 basis points to 3.80% from 3.16%. The overall increase in interest expense was primarily due to increases in interest expense on time deposits and FHLB advances and other borrowings of $26.0 million and $24.3 million, respectively. The increase in interest expense on time deposits was due to a 63 basis point increase in the average rate on these deposits coupled with an average balance increase of $339.0 million. The time deposit balances acquired from Westbank were approximately $375.0 million. The 63 basis point increase in the average rate was due to market interest rate increases and the Company’s continued strategy of offering promotional rates in a challenging market to customers who either had or established a checking relationship with the Bank. The increase in interest expense of $24.3 million on FHLB advances and other borrowings was predominately due to an increase in the average balance of $396.5 million. Borrowings were used to fund the Company’s organic loan growth, purchases of residential mortgages and investment securities and offset deposit outflow. There was also a 38 basis point increase in the average rate paid on these borrowings due to increases in market interest rates. Increasing market interest rates, balances acquired from Westbank and ongoing checking and savings promotions were the primary factors for the higher interest expense in the other deposit categories, but were partially offset by a decline in the average balances of money market deposits.

Comparison of 2006 and 2005
Net interest income for the year ended December 31, 2006 was $169.6 million, compared to $176.1 million for the same period in 2005. This decrease of $6.5 million was primarily due to the decline in the interest rate spread of 44 basis points which was driven by the increases in the average rate paid and the average balance of time deposits. The average rate paid and average balance of time deposits increased 107 basis points and $353.3 million, respectively, since December 31, 2005 and reflects both the increase in general market interest rates as well as continuing to offer promotional rates on these deposits to maintain market share. The increase in the interest rate environment also had a positive effect on the average yield of total interest-earning assets, increasing 52 basis points to 5.31% from 4.79%. Even though there has been a $460.8 million increase in the average balances of interest-earning assets due to the acquisition of Cornerstone at the beginning of 2006 and growth in the loan portfolio, it was outpaced by the increase in the average balances of interest-bearing liabilities mainly as a result of share buybacks, additional borrowings to fund loan growth and the purchase of bank owned life insurance, and to a lesser extent, the net increase in deposit balances. Downward pressure on the net interest margin of 33 basis points was the resulting effect of this decline in net interest-earning assets of $91.1 million when coupled with the increase of 96 basis points in the average rate paid on interest-bearing liabilities. Throughout 2006, the net interest margin was also compressed by a reduction in the profitability of new loans and deposits, as competitive pressures reduced the profit margin on new business.

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

The cost of funds for the year ended December 31, 2006 increased $61.0 million, or 60.7% to $161.5 million compared to the prior year period. The average rate paid on interest-bearing liabilities increased 96 basis points to 3.16% from 2.20%. The increase in interest expense was primarily due to interest expense on time deposits and FHLB advances of $52.5 million in total. The increase in time deposits interest expense was the result of a 107 basis point increase in the average rate coupled with an average balance increase of $353.3 million due to market interest rate increases and offering promotional rates to customers who either had or established a checking relationship with the Bank. Increasing market interest rates and checking and savings promotions were the primary factors for the higher interest expense in the other deposit categories, but partially offset by a decline in the average balances of money market and savings deposits as monies shifted to higher paying time deposits or were lost to competitors. The increase in interest expense on FHLB advances was predominantly due to an increase in the average balance of $436.8 million which was used to fund the purchase of residential mortgages, bank owned life insurance, held to maturity investment securities and to a lesser extent helped fund the Company’s stock buy-back program. There was also a 54 basis point increase in the average rate paid on these borrowings due to increases in market interest rates.

Rate/Volume Analysis
The following table presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interestbearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 3:   Rate/Volume Analysis

	Year Ended			Year Ended
	December 31, 2007			December 31, 2006
	Compared to the			Compared to the
	Year Ended			Year Ended
	December 31, 2006			December 31, 2005

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$3,877	$25,801	$29,678	$2,593	$12,856	$15,449
Commercial real estate	800	15,579	16,379	3,241	10,067	13,308
Commercial business	612	8,425	9,037	2,562	1,902	4,464
Consumer	836	6,214	7,050	5,149	2,602	7,751

Total loans	6,125	56,019	62,144	13,545	27,427	40,972
Short-term investments	209	(388)	(179)	1,234	354	1,588
Investment securities	14,062	(3,779)	10,283	12,734	(832)	11,902

Total interest-earning assets	$20,396	$51,852	$72,248	$27,513	$26,949	$54,462

Interest-bearing liabilities
Deposits
Money market	$3,720	$(1,478)	$2,242	$5,206	$(3,453)	$1,753
NOW	1,925	381	2,306	1,494	52	1,546
Savings	8,424	1,253	9,677	4,208	(394)	3,814
Time	11,866	14,173	26,039	16,759	11,306	28,065

Total interest-bearing deposits	25,935	14,329	40,264	27,667	7,511	35,178
Repurchase agreements	823	1,357	2,180	1,826	(487)	1,339
FHLB advances and other borrowings	6,341	18,007	24,348	6,504	17,969	24,473

Total interest-bearing liabilities	$33,099	$33,693	$66,792	$35,997	$24,993	$60,990

(Decrease) increase in net interest income	$(12,703)	$18,159	$5,456	$(8,484)	$1,956	$(6,528)

Provision for Loan Losses
The provision for loan losses (“provision”) is based on management’s periodic assessment of the adequacy of the loan loss allowance which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics, the level of nonperforming loans and charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines. The provision for loan losses is charged against earnings in order to maintain an allowance for loan losses that reflects management’s best estimate of probable losses inherent in the loan portfolio at the balance sheet date.

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management recorded a provision for loan losses of $4.9 million for the year ended December 31, 2007. The provision was recorded throughout the year due to an increase in nonperforming and criticized loans, growth in the loan portfolio, the periodic re-rating of loans, an increase in net charge-offs and maintenance of certain key coverage ratios. A provision for loan losses of $500,000 and $400,000 was recorded for the years ended December 31, 2006 and 2005, respectively.

The Company’s asset quality ratios remained strong throughout 2007. At December 31, 2007, the allowance for loan losses was $43.8 million, which represented 267.38% of nonperforming loans and .93% of total loans. In comparison, the allowance for loan losses was $37.4 million at December 31, 2006 representing 300.03% of nonperforming loans and .98% of total loans. The allowance acquired in the Westbank acquisition was $3.9 million. The reduction in the ratio of allowance for loan losses to total loans reflects growth in the portfolio and acceptable asset quality measures.

Table 4:   Non-Interest Income

				Change
	Year Ended December 31,
				2007/2006		2006/2005
(Dollars in thousands)	2007	2006	2005	Amount	Percent	Amount	Percent

Depositor service charges	$27,941	$25,674	$22,627	$2,267	9%	$3,047	13%
Loan and servicing income	2,002	2,067	3,038	(65)	(3)	(971)	(32)
Trust fees	6,783	6,434	4,753	349	5	1,681	35
Investment management, brokerage and insurance fees	6,811	5,375	6,117	1,436	27	(742)	(12)
Bank owned life insurance	6,375	4,014	2,416	2,361	59	1,598	66
Net (loss) gain on securities	(27,542)	82	40	(27,624)	(33,688)	42	105
Rent	3,724	3,422	3,210	302	9	212	7
Net gain on sale of loans	1,489	1,164	297	325	28	867	292
Other	3,582	3,399	3,026	183	5	373	12

Total non-interest income	$31,165	$51,631	$45,524	$(20,466)	(40)%	$6,107	13%

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

Comparison of 2007 and 2006
As displayed in Table 4, non-interest income decreased $20.4 million to $31.2 million for the twelve months ended December 31, 2007 from $51.6 million for the twelve months ended December 31, 2006. The decrease in non-interest income was primarily attributable to the investment portfolio restructuring that resulted in a net loss of $28.3 million. See Note 4 of Notes to Consolidated Financial Statements for further information. Excluding the restructuring charges, non-interest income increased $7.9 million and was primarily due to increases in depositor service charges, bank owned life insurance (“BOLI”), investment management, brokerage and insurance fees and net gain on securities.

•	The increase in depositor service charges was mainly the result of increases in overdraft, check card, and ATM fees which was primarily due to additional volume created by the acquisition of Westbank and an increase in the per item fee. In addition, there was an increase in merchant services income primarily due to the additional merchants, increased volume and pricing concessions negotiated by the Company and the vendor.

•	BOLI increased due to having a full year of income generated from the purchase of $50.0 million of life insurance coverage during the third quarter of 2006, $9.5 million acquired from Westbank and an increase in the average yield earned.

•	The increase in investment management, brokerage & insurance fees was primarily due to the acquisition of CIMI, additional and more experienced financial advisors on staff and more favorable market conditions as compared to the prior year; which have all boosted trading activity and higher sales of investment and insurance products.

•	Excluding the securities restructuring, there were increased gains on securities as a result of gains on sales of: U.S. agency securities due to excess collateral, mortgage-backed securities for liquidity purposes; several utility stocks due to low dividend yields; and the call of trust preferred securities, partially offset by the loss on the sale of a bank stock as a result of the market downturn in the financial sector and a write-down on two perpetual preferred securities due to a determination that these securities were other than temporarily impaired.

Comparison of 2006 and 2005
For the twelve months ended December 31, 2006, non-interest income increased $6.1 million to $51.6 million from $45.5 million for the twelve months ended December 31, 2005. The Company had significant year-to-date increases in depositor service charges, trust fees, BOLI and other income. These increases were partially offset by decreases in loan and servicing income, and investment and insurance fees.

•
The increase in depositor service charges was mainly the result of increases in overdraft fees on demand deposit accounts due to the increase in the number of overdraft transactions resulting in part to the implementation of a check card overdraft program during the second quarter of 2005, additional volume from the accounts acquired from Cornerstone Bank and an increase in the per item fee.

•	The increase in BOLI income was due to income generated on the additional assets from the purchase of $50 million of life insurance coverage during the third quarter and the amount acquired from Cornerstone of $4.7 million as well as an increase in the average yield earned.

•
Net gain on sale of loans increased primarily due to the Company’s strategy of selling the guaranteed portion of SBA loans that meet certain criteria, a result of the Cornerstone acquisition as Cornerstone was already an active participant in the secondary SBA market.

•
The increase in other income was due to the net gain on limited partnerships due to implementing the equity method of accounting relating to four investments in limited partnerships which resulted in a cumulative adjustment of $1.9 million. This was partially offset by lower miscellaneous income in 2006 as non-recurring income was received in 2005 which primarily related to gains on two lease terminations, the sale of excess real estate, income tax refunds, and income received in the prior year related to the sale of a portion of the merchant services book of business that was greater than the income received on a similar sale in the fourth quarter of 2006.

•	Trust fees increased due to the acquisition of Trust Company in July 2005.

•	Loan and servicing income decreased in part due to a larger write-up of previously recorded impairment in the valuation of the mortgage servicing assets during the year ended December 31, 2005 compared to the same period in 2006.

•	Investment and insurance fees decreased due to the unfavorable market for fixed annuity insurance products.

Table 5: Non-Interest Expense

				Change
	Year Ended December 31,
				2007/2006		2006/2005
(Dollars in thousands)	2007	2006	2005	Amount	Percent	Amount	Percent

Salaries and employee benefits	$84,513	$79,060	$72,837	$5,453	7%	$6,223	9%
Occupancy	17,338	13,947	12,540	3,391	24	1,407	11
Furniture and fixtures	6,874	6,453	6,363	421	7	90	1
Outside services	17,142	17,164	18,243	(22)	-	(1,079)	(6)
Advertising, public relations and sponsorships	7,957	5,656	4,584	2,301	41	1,072	23
Amortization of identifiable intangible assets	11,682	9,391	10,699	2,291	24	(1,308)	(12)
Conversion and merger related charges	2,523	3,389	2,156	(866)	(26)	1,233	57
Other	14,417	13,046	13,818	1,371	11	(772)	(6)

Total non-interest expense	$162,446	$148,106	$141,240	$14,340	10%	$6,866	5%

Non-Interest Expense Analysis

Comparison of 2007 and 2006
As displayed in Table 5, non-interest expense increased $14.3 million to $162.4 million for the twelve months ended December 31, 2007 from $148.1 million for the same period a year ago. The main drivers of the increase were salaries and employee benefits, occupancy, advertising, public relations, and sponsorships, amortization of identifiable intangible assets and other non-interest expense.

•
The increase in salaries and employee benefits was primarily attributable to the acquisition of Westbank and higher pension and medical benefit costs, partially offset by lower accruals for incentive payouts and decreases in restricted stock and option expense due to the timing of executive and director retirements and severance payments in 2006 for an executive who is no longer with the Company. Pension costs increased primarily due to a greater number of employees in the plan and changes in the actuarial assumptions used to calculate net periodic benefit cost.

•
Occupancy expense increased due to the increased branch network as a result of the Westbank acquisition and the opening of a de novo office in the fourth quarter of 2006. Electricity expense also served to increase the Company’s occupancy expenses due to the rate increases imposed by utility companies throughout the State of Connecticut as well as a non-recurring charge of $366,000 related to the disposition of excess space.

•	Advertising, public relations, and sponsorships increased due to various media advertising and bonus campaigns to promote free savings and home equity products, to enhance business banking relationships and to maintain market share.

•
The increase in amortization of intangibles was primarily due to new amortization of customer intangibles recorded in conjunction with the acquisition of Westbank, partially offset by fewer non-compete agreements remaining from prior acquisitions. The amortization of the non-compete agreements concluded in the third quarter of 2007.

•	Other expense increased due primarily to the added branch locations which increased office supplies, telephones and postage expenses.

•	Conversion and merger related charges decreased due to various charges recorded in the fourth quarter of 2006 for the Westbank acquisition that included legal fees, consulting and disclosure and compliance mailings.

Comparison of 2006 and 2005
Non-interest expense increased $6.9 million to $148.1 million for the year ended December 31, 2006 from $141.2 million for the year ended December 31, 2005. The main driver of this increase was salaries and employee benefits. Other increases include occupancy, conversion and merger related charges and advertising, public relations and sponsorships.

•
The majority of the increase in salaries and employee benefits was due to the additional employees as a result of the acquisitions of Cornerstone Bank and Trust Company that occurred January 2, 2006 and July 1, 2005, respectively, severance that was recorded for an executive who left the Company and expenses associated with the LTCP that was implemented in June 2005. The Company adopted the provisions of SFAS No. 123R as of January 1, 2006 and upon adoption, the Company began expensing stock options that were awarded under the LTCP. These increases in salaries were partially offset by decreases in pension and bonus expenses. The decrease in bonus expense was mainly the result of a modification to the Company’s performance incentive plan and the decrease in pension expense was primarily due to the Company’s 2005 cash contribution to the qualified pension plan in the amount of $24.5 million.

•	The increase in occupancy expenses was mainly due to the increased branch network resulting from the acquisition of Cornerstone.

•
Conversion and merger related charges increased mostly due to consulting and data processing expenses related to Cornerstone for system conversions, the onset of expenses related to the Westbank acquisition that occurred January 2, 2007 and legal and consulting expenses related to a potential plan of merger that was abandoned during the due-diligence phase in the first quarter of 2006.

•
Advertising expenses, largely newspaper, radio and direct mail campaigns which correlated with the Company’s deployment of various deposit and loan product promotions accounted for much of the increase in advertising, public relations and sponsorships.

•
Amortization of identifiable intangible assets decreased due to fewer non-compete agreements remaining in 2006 as they began to expire in 2005. Additionally, the Company experienced a slight reduction of amortization on core deposit intangibles, due to the Company utilizing an accelerated method which calls for a higher level of expense in earlier periods relating to the Connecticut Bancshares and Alliance acquisitions, partially offset by new amortization of a core deposit intangible recorded in conjunction with the Cornerstone acquisition.

•
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

•	Other expense also decreased and was largely due to a reduction in the Company’s operating insurance premiums.

Income Tax Expense
Income tax expense for 2007, 2006 and 2005 was $15.1 million, $23.8 million and $27.4 million, respectively. The effective tax rates for the years ended 2007, 2006 and 2005 were 38.8%, 32.7% and 34.3% respectively. The change in the effective tax rate for the year ended December 31, 2007 in comparison to the year ended December 31, 2006 was primarily due to the $3.6 million increase in the valuation allowance required for the contribution carryforward offset partially by investments in bank owned life insurance made by the Company that produce tax exempt income.

The change in the effective tax rate for the year ended December 31, 2006 in comparison to the year ended December 31, 2005 was primarily due to the additional bank owned life insurance purchased in 2006 and due to the decrease in the valuation allowance for capital assets.

NewAlliance continually monitors and evaluates the potential impact of current events and circumstances on the estimates used in the analysis of its income tax positions, and accordingly, NewAlliance’s effective tax rate may fluctuate in the future on a periodic basis. NewAlliance evaluates its income tax positions based on tax laws and appropriate regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of NewAlliance’s tax returns and recent positions taken by the taxing authorities on similar transactions, if any. Accordingly, the results of these examinations may alter the timing or amount of taxable income or deductions taken by the Company.

Financial Condition, Liquidity and Capital Resources

Financial Condition Summary
From December 31, 2006 to December 31, 2007, total assets and liabilities increased approximately $963.3 million and $918.5 million, respectively, due mainly to increases in loans, deposits and borrowings. Of the total increases, approximately $716.8 million of assets and approximately $673.9 million of liabilities are attributable to the Westbank acquisition. Stockholders’ equity increased $44.8 million to $1.41 billion due primarily to stock issued to acquire Westbank, year-to-date net income and an increase in the after tax fair value of investment securities, partially offset by treasury shares acquired and dividends.

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

Table 6: Investment Securities
	December 31, 2007		December 31, 2006		December 31, 2005

	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$1,092	$1,095	$8,801	$8,657	$8,877	$8,745
U.S. Government sponsored enterprise obligations	201,408	202,059	229,244	228,750	159,008	157,386
Corporate obligations	22,531	22,515	38,779	38,040	54,831	53,617
Other bonds and obligations	52,853	52,634	84,728	84,137	120,663	119,848
Marketable and trust preferred equity securities	200,303	197,226	183,432	183,831	161,122	160,806
Mortgage-backed securities	1,706,966	1,725,492	1,658,305	1,629,449	1,899,374	1,863,069

Total available for sale	2,185,153	2,201,021	2,203,289	2,172,864	2,403,875	2,363,471

Held to maturity
Mortgage-backed securities	282,887	286,968	301,642	302,614	87,104	86,151
Other bonds	7,585	7,577	5,805	5,708	4,630	4,556

Total held to maturity	290,472	294,545	307,447	308,322	91,734	90,707

Total securities	$2,475,625	$2,495,566	$2,510,736	$2,481,186	$2,495,609	$2,454,178

At December 31, 2007 the Company had total investments of $2.49 billion, or 30.3%, of total assets. This is an increase of $11.2 million from $2.48 billion at December 31, 2006. The increase was primarily due to an increase in the fair value of investments available for sale and purchases of available for sale mortgage-backed securities using funds borrowed from the Federal Home Loan Bank, mostly offset by the use of portfolio cash flows to fund the purchase of residential real estate loans during the year.

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2007, $2.20 billion, or 88.3% of the portfolio, was classified as available for sale. The Company believes that the high concentration of securities available for sale allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objectives of optimizing profitability and mitigating interest rate risk. Securities available for sale are carried at estimated fair value. Unrealized market valuation gains or losses on securities classified available for sale are recorded as a separate component of stockholders equity, net of deferred income taxes. The net unrealized gain on securities classified as available for sale as of December 31, 2007 was $15.9 million compared to an unrealized loss of $30.4 million as of December 31, 2006. The increase in the fair value of securities available for sale was primarily due to fluctuations in market interest rates during the period along with the restructuring in the available-for-sale portfolio as discussed below. The available for sale securities portfolio is primarily composed of mortgage-backed securities. Mortgage-backed securities comprised 78.4% of the total available for sale securities portfolio at year end 2007. The duration of the mortgage-backed securities was 1.92 years at December 31, 2007 compared to 2.28 years at December 31, 2006. The duration of the investment portfolio was 1.73 years at December 31, 2007 compared to 2.05 years at December 31, 2006.

In July, 2007, the Company completed a restructuring of part of its available for sale investment portfolio to reduce the Company’s exposure to fixed rate assets, as well as to increase the portfolio yield. In the restructuring, the book value of securities sold was $787.3 million and consisted of $138.3 million of seasoned 10 and 15 year fixed rate and $177.6 million of balloon agency mortgage backed securities, $388.3 million of fixed rate agency CMO’s, $46.8 million of fixed rate AAA-rated CMO’s, and $36.3 million of other odd lot positions. The cash proceeds were reinvested in higher yielding agency hybrid adjustable rate mortgage backed securities.

Management performed a review of all investments with unrealized losses and determined that two perpetual preferred stock equity securities had an other-than-temporary impairment. An impairment charge of $850,000 was recorded, reducing the book value of these two equity securities to $1.9 million at December 31, 2007 and there is no expectation of further other-than-temporary impairment because market value for these investments increased during January 2008. All other investment securities with unrealized losses were determined not to have an other-than-temporary impairment. The investment portfolio consists approximately of 89% of: (a) mortgage-backed securities that are issued by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and AAA rated securities issued by private institutions; (b) U.S. Treasury obligations and (c) U.S. Agency securities. These investments as well as the remainder of the portfolio do not have any exposure to sub-prime lending, do not include collateralized debt obligations or structured investment vehicles. The Company does not invest in securities issued by sub-prime lenders.

The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of the Company’s investment portfolio as of December 31, 2007. In the case of mortgage-backed securities and asset-backed securities, the table shows the securities by their contractual maturities; however, there are scheduled principal payments and there will be unscheduled prepayments prior to their contractual maturity. Income on obligations of states and political subdivisions are taxable and no yield adjustment for dividend receivable deduction is made because it is not material.

Table 7: Investment Maturities Schedule
			Over one year		Over five years
	One year or less		through five years		through ten years		Over ten years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	average	Amortized	average	Amortized	average	Amortized	average	Amortized	average
(Dollars in thousands)	cost	yield	cost	yield	cost	yield	cost	yield	cost	yield

Available for sale
U.S. Treasury obligations	$1,092	4.98%	$-	-%	$-	-%	$-	-%	$1,092	4.98%
U.S. Government sponsored enterprise obligations	176,689	4.93	8,582	4.86	12,032	5.43	4,105	5.23	201,408	4.96
Corporate obligations	5,000	3.57	10,361	4.33	7,170	5.20	-	-	22,531	4.44
Other bonds and obligations	35,275	5.79	6,901	3.22	-	-	10,677	5.18	52,853	5.33
Marketable and trust preferred equity securities	30,000	5.83	1,047	4.35	-	-	169,256	6.29	200,303	6.21
Mortgage-backed securities	-	-	31	8.13	111	5.78	1,706,824	5.32	1,706,966	5.32

Total available for sale	248,056	5.13	26,922	4.22	19,313	5.35	1,890,862	5.41	2,185,153	5.36

Held to maturity
Mortgage-backed securities	-	-	-	-	108,399	5.61	174,488	5.30	282,887	5.42
Other bonds	1,380	4.46	5,350	4.57	355	5.00	500	5.13	7,585	4.61

Total held to maturity	1,380	4.46	5,350	6.63	108,754	5.61	174,988	5.30	290,472	5.44

Total securities	$249,436	5.13%	$32,272	4.28%	$128,067	5.57%	$2,065,850	5.40%	$2,475,625	5.37%

Lending Activities
The Company originates residential real estate loans secured by one- to four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, multi-family loans, home equity lines of credit and fixed rate loans and other consumer loans throughout the States of Connecticut and Massachusetts. Additionally, within the residential real estate loan category are loans with property locations spread throughout the United States, as a result of the Company’s residential real estate loan purchase program.

The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:

Table 8: Loan Portfolio Analysis
	At December 31,

	2007		2006		2005		2004		2003

		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Real estate loans
Residential	$2,360,921	49.9%	$1,916,551	50.1%	$1,638,409	50.0%	$1,559,693	49.6%	$643,390	49.2%
Commercial	947,185	20.1	785,811	20.6	670,719	20.5	639,976	20.3	279,850	21.4
Construction	276,451	5.8	182,910	4.8	109,981	3.3	107,686	3.4	16,792	1.3

Total real estate loans	3,584,557	75.8	2,885,272	75.5	2,419,109	73.8	2,307,355	73.3	940,032	71.9

Commercial loans	457,745	9.7	350,507	9.2	314,562	9.6	325,835	10.4	92,869	7.1
Consumer loans
Equity loans and lines of credit	652,107	13.8	570,493	14.9	520,290	15.9	475,051	15.1	239,584	18.3
Other	33,560	0.7	16,604	0.4	22,745	0.7	36,416	1.2	35,040	2.7

Total consumer loans	685,667	14.5	587,097	15.3	543,035	16.6	511,467	16.3	274,624	21.0

Total loans	4,727,969	100.0%	3,822,876	100.0%	3,276,706	100.0%	3,144,657	100.0%	1,307,525	100.0%

Allowance for loan losses	(43,813)		(37,408)		(35,552)		(36,163)		(17,669)

Loans, net	$4,684,156		$3,785,468		$3,241,154		$3,108,494		$1,289,856

As shown in Table 8, total loans were $4.73 billion at December 31, 2007, up $905.1 million from year-end 2006. The Company experienced increases across all loan categories, which was primarily attributable to the acquisition of Westbank, residential real estate loan purchases and organic loan growth.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of December 31, 2007, comprising just over fifty percent of total loans. The increase of $465.3 million was due to loan portfolio purchases, organic originations and balances acquired from Westbank of approximately $145.0 million, partially offset by principal loan payments. The purchased portfolio, which is made up of prime loans individually underwritten by the Company to our underwriting criteria, includes adjustable rate and 10 and 15 year fixed rate residential real estate loans with property locations throughout the United States. For 2007, loan purchases accounted for $278.8 million of the year-to-date increase in residential real estate loans and were primarily purchased with cash flows from the available for sale investment portfolio and funds borrowed from the FHLB. Midway through 2007, the mortgage market began experiencing extreme volatility and unusual pricing due to lower liquidity which led the Company to temporarily discontinue its purchased loan program. The Company has resumed this program in January 2008, but expects the purchases to be at lower levels.

Commercial real estate and commercial business loans increased $341.2 million from December 31, 2006 to December 31, 2007. The increase was attributable to the acquisition of Westbank which added approximately $235.0 million to the portfolio as well as continued organic growth. The Company’s continued strategy is to build a larger percentage of the Company’s assets in commercial loans including real estate and other commercial loans. To accomplish this goal, the Company is expanding penetration of its geographical target area as well as promoting stronger business development efforts to obtain new business banking relationships, while maintaining strong credit quality. Over recent months, the spread advantage of commercial real estate loans to residential real estate loans has declined. While these conditions exist, the Company expects to reduce its origination of those commercial real estate loans with sub residential pricing.

Home equity loans and lines of credit increased $81.6 million from December 31, 2006 to December 31, 2007, with Westbank contributing approximately $30.2 million of the increase. These products were promoted by the Company through competitive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to first mortgage loans. Other consumer loans increased $17.0 million from December 31, 2006 with Westbank adding approximately $31.5 million.

Selected Loan Maturities
The following table shows the contractual maturity of the Company’s construction and commercial business loan portfolios at December 31, 2007.

Table 9: Contractual Maturities and Interest Rate Sensitivity of Selected Loan Categories

	Real Estate	Commercial
(In thousands)	Construction	Business	Total

Amounts due
One year or less	$201,212	$169,838	$371,050
Over one year through five years	75,239	172,109	247,348
Over five years	-	115,798	115,798

Total	$276,451	$457,745	$734,196

Interest rate terms on amounts due after one year
Fixed	$9,016	$155,177	$164,193
Adjustable	66,223	132,729	198,952

Total	$75,239	$287,906	$363,145

Asset Quality
Loans are placed on nonaccrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. For the years ended December 31, 2007, 2006 and 2005 had interest been accrued at contractual rates on nonaccrual and renegotiated loans, interest income would have increased by approximately $1.1 million, $612,000 and $558,000, respectively.

The following table sets forth information regarding nonaccrual loans, restructured loans and other real estate owned:

Table 10: Nonperforming Assets
	At December 31,

(Dollars in thousands)	2007	2006	2005	2004	2003

Nonaccruing loans (1)
Real estate loans
Residential	$4,837	$1,716	$1,808	$1,473	$1,399
Commercial	5,796	6,906	2,889	4,268	700

Total real estate loans	10,633	8,622	4,697	5,741	2,099

Commercial business	4,912	3,337	2,446	4,079	3,319

Consumer loans
Home equity and equity lines of credit	606	467	29	196	15
Other consumer	235	42	219	217	56

Total consumer	841	509	248	413	71

Total nonaccruing loans	16,386	12,468	7,391	10,233	5,489
Real estate owned	897	-	-	-	23

Total nonperforming assets	$17,283	$12,468	$7,391	$10,233	$5,512

Allowance for loan losses as a percent of total loans (2)	0.93%	0.98%	1.08%	1.15%	1.35%
Allowance for loan losses as a percent of nonperforming loans	267.38%	300.03%	481.02%	353.40%	321.90%
Nonperforming loans as a percent of total loans (2)	0.35%	0.33%	0.23%	0.33%	0.42%
Nonperforming assets as a percent of total assets	0.21%	0.17%	0.11%	0.16%	0.22%

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and net unamortized premium on acquired loans.

As displayed in Table 10, nonperforming assets at December 31, 2007 increased to $17.3 million compared to $12.5 million at December 31, 2006. This increase of $4.8 million, or 38.4%, increased the ratio of nonperforming assets to total assets by only four basis points. The increase is mostly due to residential real estate and commercial business loans. As has been its practice historically, the Company does not originate or purchase sub-prime loans.

Nonperforming loans as a percent of total loans outstanding continues to remain at low levels and at December 31, 2007 was 0.35% up slightly from 0.33% at December 31, 2006. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 267.38% at December 31, 2007, less than the ratio of 300.03% at year-end 2006. The allowance for loan losses to total loans was 0.93% at the end of the December 31, 2007 as compared with 0.98% at year-end 2006.

The following table sets forth delinquencies for 60–89 days and 90 days or more in the Company’s loan portfolio as of the dates indicated:

Table 11: Selected Loan Delinquencies
	At December 31,

	2007				2006				2005

	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More

	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance
(Dollars in thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

Real estate loans
Residential	11	$1,591	30	$4,837	5	$574	17	$1,716	7	$626	21	$1,808
Commercial	1	270	12	5,796	1	82	8	6,906	-	-	9	2,889

Total real estate loans	12	1,861	42	10,633	6	656	25	8,622	7	626	30	4,697

Commercial business	11	351	46	4,912	10	398	22	3,337	7	213	36	2,446

Consumer
Home equity	8	493	8	606	6	237	4	467	3	49	1	29
Other consumer	23	112	33	235	17	119	8	42	24	173	20	219

Total consumer	31	605	41	841	23	356	12	509	27	222	21	248

Total	54	$2,817	129	$16,386	39	$1,410	59	$12,468	41	$1,061	87	$7,391

Delinquent loans to total loans		0.06%		0.35%		0.04%		0.33%		0.03%		0.23%

Other Real Estate Owned
The Company classifies property acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure as other real estate owned in its financial statements. When a property is placed in other real estate owned, the excess of the loan balance over the estimated fair market value of the collateral, based on a recent appraisal, is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less the estimated costs to sell the property. Management inspects all other real estate owned properties periodically. Subsequent writedowns in the carrying value of other real estate owned are charged to expense if the carrying value exceeds the estimated fair value. At December 31, 2007, the Company had $897,000 in other real estate owned.

Classification of Assets and Loan Review
An internal risk rating system is used to monitor and evaluate the credit risk inherent in the loan portfolio. Under our internal risk rating system, we currently identify criticized loans as “special mention,” “substandard,” “doubtful” or “loss”. The Bank has outsourced to a third party to conduct loan reviews of all loan portfolios. On a quarterly basis, a Criticized Asset Committee composed of the Chief Credit Officer, Executive Vice President of Business Banking and other senior officers meet to review Criticized Asset Reports on commercial and commercial real estate loans that are risk rated special mention, substandard, or doubtful. The reports focus on the current status, strategy, financial data, and appropriate risk rating of the criticized loan.

At December 31, 2007, loans classified as substandard (both accruing and nonaccruing) totaled $28.2 million, and consisted of $17.2 million in commercial real estate loans and $11.0 million in commercial loans. Special mention loans totaled $150.3 million, and consisted of $117.2 million of commercial real estate loans and $33.1 million of commercial loans. There were no loans classified as doubtful at December 31, 2007.

At December 31, 2006, loans classified as substandard totaled $22.7 million, and consisted of $11.3 million in commercial real estate loans and $11.4 million in commercial loans. Special mention loans totaled $113.1 million, and consisted of $82.7 million of commercial real estate loans and $30.4 million of commercial loans. There were no loans classified as doubtful at December 31, 2006.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Table 12: Schedule of Allowance for Loan Losses
					At or For the Twelve
					Months Ended	At or For the Nine Months
	At or For the Year Ended December 31,				December 31,	Ended December 31,

(Dollars in thousands)	2007	2006	2005	2004	2003	2003	2002

Balance at beginning of period	$37,408	$35,552	$36,163	$17,669	$19,321	$18,932	$20,805
Net allowances gained through acquisition	3,894	2,224	-	21,498	-	-	-
Provision for loan losses	4,900	500	400	600	-	-	-
Charge-offs
Residential and commercial mortgage loans	1,172	409	12	161	501	6	808
Commercial loans	2,267	2,552	3,347	4,705	2,667	2,619	2,307
Consumer loans	786	481	286	346	278	218	271

Total charge-offs	4,225	3,442	3,645	5,212	3,446	2,843	3,386

Recoveries
Residential and commercial mortgage loans	642	475	490	650	1,062	982	1,505
Commercial loans	948	1,975	1,987	784	598	500	204
Consumer loans	246	124	157	174	134	98	193

Total recoveries	1,836	2,574	2,634	1,608	1,794	1,580	1,902

Net charge-offs	2,389	868	1,011	3,604	1,652	1,263	1,484

Balance at end of period	$43,813	$37,408	$35,552	$36,163	$17,669	$17,669	$19,321

Ratios
Net loan charge-offs to average interest-earning loans	0.05%	0.02%	0.03%	0.13%	0.13%	0.10%	0.13%
Allowance for loan losses to total loans	0.93	0.98	1.08	1.15	1.35	1.35	1.64
Allowance for loan losses to nonperforming loans	267.38	300.03	481.02	353.40	321.90	321.90	416.94
Net loans charged-off to allowance for loan losses	5.45	2.32	2.84	9.97	9.35	7.15	7.68
Recoveries to charge-offs	43.46	74.78	72.26	30.85	52.06	55.58	56.17

As displayed in Table 12, net charge-offs of approximately $2.4 million were recorded for the year ended December 31, 2007 and were predominantly attributable to fourth quarter charge-offs in the commercial loan portfolio relating to several commercial relationships. As a result of the net charge-offs, an increase of nonaccrual loans, the periodic re-rating of loans, and the overall growth in the portfolio, a provision for loan losses of $4.9 million was recorded for the year ended December 31, 2007. This compares to net charge-offs of $868,000 and a provision of $500,000 for the year ended December 31, 2006. Management believes that the allowance for loan losses is appropriate based on the Bank’s net loss experience, sound asset quality and delinquency indicators, as well as a softening in the real estate market. The Company had an allowance of $43.8 million and $37.4 million at December 31, 2007 and December 31, 2006, respectively.

The following table sets forth the Company’s percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated:

Table 13: Allocation of Allowance for Loan Losses

	At December 31,

	2007		2006		2005		2004		2003

		Percent of		Percent of		Percent of				Percent of
		Loans in		Loans in		Loans in		Percent of		Loans in
		Each		Each		Each		Loans in Each		Each
		Category to		Category to		Category to		Category to		Category to
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Residential real estate	$7,018	50.55%	$5,244	50.34%	$6,177	50.37%	$5,881	50.12%	$2,917	49.32%
Commercial real estate	16,271	25.27	12,278	25.13	8,941	23.46	9,573	23.25	5,798	22.57
Commercial business	13,395	9.68	13,594	9.17	13,782	9.60	14,872	10.36	5,868	7.10
Consumer	5,926	14.50	5,021	15.36	4,320	16.57	4,208	16.27	2,957	21.01
Unallocated	1,202	-	1,271	-	2,332	-	1,629	-	129	-

Total allowance for loan losses	$43,812	100.00%	$37,408	100.00%	$35,552	100.00%	$36,163	100.00%	$17,669	100.00%

The allowance for loan losses and the provision are determined based upon a detailed evaluation of the portfolio and sub-portfolios through a process which considers numerous factors, including levels and direction of delinquencies, nonperforming loans, risk ratings, estimated credit losses using both internal and external portfolio reviews, current economic and market conditions, concentrations, portfolio volume and mix, changes in underwriting, experience of staff, and historical loss rates over the business cycle. Management follows a guiding principle that the level of the allowance for loan losses should be directionally consistent with asset quality indicators.

The allowance is computed by segregating the portfolio into pools of loans that have similar loan product type and risk rating characteristics. Management uses historical default and loss rates, internal risk ratings, industry data, peer comparisons, and other risk-

based characteristics. The data is then analyzed and estimates of losses inherent in the portfolio are determined using formula allowances for homogeneous pools of loans and criticized loans, and specific reserve requirements for impaired loans. The provision and allowance for loan losses are then reviewed and approved by the Company’s Board of Directors on a quarterly basis.

Intangible Assets
At December 31, 2007, the Company had intangible assets of $584.5 million, an increase of $80.8 million, or 16.1%, from $503.7 million at December 31, 2006. The increase was predominately due to the acquisition of Westbank on January 2, 2007 which resulted in the Company recording additional goodwill of $79.8 million and a core deposit intangible of $14.2 million and the acquisition of CIMI which increased intangible assets by $2.0 million. The increase in identifiable intangible assets was partially offset by year-to- date amortization expense of $11.7 million and the reversal of a portion of the deferred tax liability related to Connecticut Bancshares bond investments of $3.2 million which offset the increase to goodwill. In accordance with SFAS No. 141, the assets acquired and liabilities assumed are recorded based on their fair values on the acquisition date.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value an impairment charge is recorded to income. Goodwill is not amortized, but instead is reviewed for impairment on an annual basis. The Company performs its annual test for goodwill impairment during the first quarter of the year and no impairment was recorded in 2007. No events or circumstances subsequent to those evaluations through year end indicate that the carrying value of the Company’s goodwill may not be recoverable.

Other Assets
The Company’s other assets decreased $58.7 million, or 38.6%, to $93.3 million at December 31, 2007 from $152.0 million at December 31, 2006. This decrease was primarily due to a $58.7 million cash prepayment for the Westbank acquisition which closed on January 2, 2007 which had been recorded as a prepaid asset for the year ended December 31, 2006.

Sources of Funds
Cash flows from deposits, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, borrowings and earnings are the primary sources of the Company’s funds available for use in its lending and investment activities and in meeting its operational needs. While scheduled loan and securities repayments are a relatively stable source of funds, deposit flows and loan and investment security prepayments are influenced by prevailing interest rates and local and economic conditions and are inherently uncertain. The borrowings primarily include FHLB advances and repurchase agreement borrowings. See Note 10 of Notes to Consolidated Financial Statements contained elsewhere within this Report for further borrowings information.

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

Deposits
The Company receives retail and commercial deposits through its main office and 87 other banking offices throughout Connecticut (76 locations) and Massachusetts (12 locations). Customer deposits generated through the NewAlliance banking network are the largest source of funds used to support asset growth. Deposit customers can access their accounts in a variety of ways including branch banking, ATM’s, internet banking or telephone banking. Effective advertising, direct mail, well-designed product offerings, good service and competitive pricing policies are strategies that attract and retain deposits. A key strategic objective is to grow the base of checking customers by retaining existing relationships while attracting new customers. The deposit base provides a source of funding for the bank as well as an ongoing stream of fee revenue. The Company offers a wide variety and attractive array of deposit accounts including checking, savings and certificate of deposit accounts that meet the needs of both the consumer and business customer.

Table 14: Deposits
	December 31,

(In thousands)	2007	2006	Change

Savings	$941,051	$774,457	$166,594
Money market	492,042	509,940	(17,898)
NOW	401,097	384,249	16,848
Demand	477,408	464,554	12,854
Time	2,062,067	1,767,467	294,600

Total deposits	$4,373,665	$3,900,667	$472,998

As displayed in Table 14, deposits increased $473.0 million compared to December 31, 2006, primarily attributable to the acquisition of Westbank which added approximately $600.0 million in deposits and an organic increase in the savings category. The increase is partially offset by a decrease in organic time deposits due primarily to the competitive market environment and competitor pricing. Throughout 2007, the Company continued to offer product promotions, and has focused on both maintaining and increasing core deposits with “free checking” and “free savings” promotions. As a result of these promotions, through direct mail campaigns, cash bonuses and effective advertising, the Company was able to attract both new retail and business customers and opened approximately 22,000 checking and 32,000 savings accounts throughout 2007, the majority of which were the “free” products. The Company also continues to offer premium certificate of deposit rates to select customers who either have or establish a checking relationship with the Company.

The Company had $696.4 million in time deposits of $100,000 or more outstanding as of December 31, 2007, maturing as follows:

Table 15: Time Deposit Maturities of $100,000 or more
		Weighted
		average
(Dollars in thousands)	Amount	rate

Three months or less	$338,025	4.74%
Over three months through six months	244,728	4.82
Over six months through twelve months	69,820	4.53
Over twelve months	43,817	4.21

Total time deposits $100,000 or more	$696,390	4.72%

Borrowings
NewAlliance also uses various types of short-term and long-term borrowings in meeting funding needs. While customer deposits remain the primary source for funding loan originations, management uses short-term and long-term borrowings as a supplementary funding source for loan growth and other liquidity needs when the cost of these funds are favorable compared to alternative funding, including deposits.

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

The following table summarizes the Company’s recorded borrowings at December 31, 2007.

Table 16: Borrowings
	December 31,

(In thousands)	2007	2006	Change

FHLB advances (1)	$2,136,965	$1,721,886	$415,079
Repurchase agreements	192,145	172,777	19,368
Mortgage loans payable	1,459	1,592	(133)
Junior subordinated debentures issued to affiliated trusts (2)	24,935	7,609	17,326

Total borrowings	$2,355,504	$1,903,864	$451,640

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141,“Business Combinations,” of $9.6 million and $13.5 million at December 31, 2007 and 2006, respectively.
(2)

Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $300,000 and $500,000 at December 31, 2007 and 2006, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance and Westbank. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

Table 16 above summarizes the Company’s recorded borrowings of $2.36 billion at December 31, 2007, an increase of $451.6 million, or 23.7%, from the balance recorded at December 31, 2006, mainly in FHLB advances. This increase in FHLB advances was primarily due to funding loan growth and to cover deposit outflows while managing interest rate risk and liquidity. At December 31, 2007, the majority of the Company’s outstanding FHLB advances were at fixed rates, while only $60.0 million had floating rates.

Stockholders’ Equity
Total stockholders’ equity equaled $1.41 billion at December 31, 2007, $44.8 million higher than the balance at December 31, 2006. The increase consisted primarily of common stock issued for the Westbank acquisition of $58.9 million, an increase in other comprehensive income of $30.0 million primarily due to the restructuring of the investment portfolio and the after tax appreciation in the fair market value of investments available for sale, net income of $23.8 million, and stock option and restricted stock expense of $12.0 million. These increases were partially offset by our repurchase of 4,602,787 shares of our common stock for $62.0 million and the payment of $27.0 million of cash dividends declared on our common stock during the year. Dividends declared in 2007 were $0.255 compared to $0.235 for the year ended December 31, 2006. Book value per share amounted to $12.93 and $12.43 at December 31, 2007 and 2006, respectively. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Resources” below.

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund loan growth while managing interest rate risk and liquidity. At December 31, 2007, total borrowings from the Federal Home Loan Bank amounted to $2.13 billion, exclusive of $9.6 million in purchase accounting adjustments, and the Company had the immediate capacity to increase that total to $2.32 billion. Additional borrowing capacity of approximately $819.4 million would be readily available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At December 31, 2007 the Company’s repurchase agreement lines of credit totaled $125.0 million, $100.0 million of which was available on that date.

Factors affecting liquidity include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, time deposit maturity structure and retention, investment portfolio cash flows, the market value of investment securities that can be used to collateralize FHLB advances and repurchase agreements. The liquidity position is influenced by general interest rate levels, economic conditions and competition. For example, as interest rates decline, payments of principal from the loan and mortgage-backed securities portfolio accelerate, as borrowers are more willing to prepay. Additionally, the market value of the securities portfolio generally increases as rates decline, thereby increasing the amount of collateral available for funding purposes.

The Company determines its cash position daily. The Investment Department compiles reports detailing the Company’s cash activity and cash balances occurring at its various correspondents and through its various funding sources. The Investment Department then settles all correspondent and bank accounts either investing excess funds or borrowing to cover the projected shortfall.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At December 31, 2007, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $432.9 million, or 5.27% of total assets.

NewAlliance’s main source of liquidity at the parent company level is dividends from NewAlliance Bank. The main uses of liquidity are payments of dividends to common stockholders, repurchase of NewAlliance’s common stock, and the payment of principal and interest to holders of trust preferred securities. There are certain restrictions on the payment of dividends. See Note 15 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information on dividend restrictions.

Management believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker dealers, provide for sufficient liquidity to meet its operating needs.

At December 31, 2007, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $810.7 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits maturing within one year from December 31, 2007 amount to $1.87 billion.

The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2007 and the respective maturity dates. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

Table 17: Contractual Obligations

			Over one year	Over three years
			through three	through five
(In thousands)	Total	One year or less	years	years	Over five years

FHLB advances (1)	$2,127,399	$272,904	$723,027	$630,830	$500,638
Repurchase agreements	192,145	167,145	-	25,000	-
Junior subordinated debentures issued to
affiliated trusts	24,935	-	-	-	24,935
Operating leases (2)	16,971	3,575	5,895	3,545	3,956

Total contractual obligations	$2,361,450	$443,624	$728,922	$659,375	$529,529

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.
(2)	Represents non-cancelable operating leases for offices.

Table 18: Other Commitments
			Over one year	Over three
		One year or	through three	years through	Over five
(In thousands)	Total	less	years	five years	years

Loan origination commitments (1)	$71,191	$71,191	$-	$-	$-
Unadvanced portion of construction loans (2)	163,302	47,120	109,232	-	6,950
Standby letters of credit	15,885	12,272	2,483	372	758
Unadvanced portion of lines of credit (3)	560,298	129,220	62,765	25,990	342,323

Total commitments	$810,676	$259,803	$174,480	$26,362	$350,031

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.
(2)	Unadvanced portions of construction loans are available to be drawn on at any time by the borrower for up to 2 years.
(3)	Unadvanced portions of home equity loans are available to be drawn on at any time by the borrower for up to 9.5 years. Commercial lines of credit are available to be drawn on at any time by the borrower for up to 1 or 2 years.

Applicable regulations require the Company and the Bank to satisfy certain minimum capital requirements. At December 31, 2007, the Company and the Bank were in full compliance with all applicable capital requirements and met the FDIC requirements for a well capitalized institution. See Note 15 of Notes to Consolidated Financial Statements contained in Item 8 of this report, and the section titled Regulation and Supervision in Item 1, concerning capital requirements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management Of Market And Interest Rate Risk

General
Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company has no foreign currency or commodity price risk. Credit risk related to investment securities is low as substantially all are investment grade or have government guarantees. There is no sub-prime mortgage exposure in the investment portfolio. The chief market risk factor affecting financial condition and operating results is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from adverse movements in interest rates and spreads. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates. The Asset/Liability Committee, comprised of several senior executives, is responsible for managing interest rate risk. On a quarterly basis, the Board of Directors reviews the Company’s gap position and interest rate sensitivity exposure described below and Asset/Liability Committee minutes detailing the Company’s activities and strategies, the effect of those strategies on the Company’s operating results, interest rate risk position and the effect changes in interest rates would have on the Company’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

The principal strategies used to manage interest rate risk include (i) emphasizing the origination, purchase and retention of adjustable rate loans, and the origination and purchase of loans with maturities matched with those of the deposits and borrowings funding the loans, (ii) investing in debt securities with relatively short maturities and/or average lives and (iii) classifying a significant portion of its investment portfolio as available for sale so as to provide sufficient flexibility in liquidity management. By its strategy of limiting the Bank’s risk to rising interest rates, the Bank is also limiting the benefit of falling interest rates.

The Company employs two approaches to interest rate risk measurement; gap analysis and income simulation analysis.

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2007, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was negative $203.4 million, or negative 2.48% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The following table sets forth the Company’s cumulative maturity distribution of interest-earning assets and interest-bearing liabilities at December 31, 2007, interest rate sensitivity gap, cumulative interest rate sensitivity gap, cumulative interest rate sensitivity gap ratio, and cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities ratio. This table indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. Assumptions are made on the rate of prepayment of principal on loans and investment securities. However, this table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the gap analysis, so that when interest rates rise, the gap becomes more negative, and when interest rates fall, the gap becomes more positive. As a result, various assets and liabilities indicated as repricing within the same time period may, in fact, reprice at different times and at different rate levels. It should also be noted that this table reflects certain assumptions regarding the categorization of assets and liabilities and represents a one-day position; in fact, variations occur daily as management adjusts interest rate sensitivity throughout the year.

Interest Rate Sensitivity Gap
	December 31, 2007

	1 - 3	4 - 6	7 - 12	1 - 5
(Dollars in thousands)	Months	Months	Months	Years	5+ Years	Total

Interest-earning assets
Investment securities	$469,822	$296,709	$427,158	$1,151,852	$68,084	$2,413,625
Loans	867,617	326,056	652,700	2,243,484	607,984	4,697,841
Short-term investments	114,963	-	-	-	-	114,963

Total interest-earning assets	1,452,402	622,765	1,079,858	3,395,336	676,068	7,226,429

Interest-bearing liabilities
Savings deposits	16,230	282,721	180,027	382,782	79,293	941,053
NOW deposits	-	64,593	61,369	200,634	74,501	401,097
Money market deposits	39,723	153,501	107,515	168,687	22,616	492,042
Time deposits	898,088	689,848	290,701	183,524	187	2,062,348
FHLB advances and other borrowings	314,604	72,377	187,160	1,570,508	200,989	2,345,638

Total interest-bearing liabilities	1,268,645	1,263,040	826,772	2,506,135	377,586	6,242,178

Interest rate sensitivity gap	$183,757	$(640,275)	$253,086	$889,201	$298,482	$984,251

Cumulative interest rate sensitivity gap	$183,757	$(456,518)	$(203,432)	$685,769	$984,251

Cumulative interest rate sensitivity
gap ratio	2.2%	(5.6)%	(2.5)%	8.4%	12.0%

Cumulative interest-earning assets as a
percentage of cumulative interest-
bearing liabilities	114.5%	82.0%	93.9%	111.7%	115.8%

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

For the base case rate scenario the flat yield curve as of December 31, 2007 was utilized. This yield curve was utilized due to the recent excessive volatility in the rates markets. As of December 31, 2007, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve-month period as compared to the forecasted net interest income in the base case scenario are as follows:

Percentage change in
estimated net interest income
over twelve months

200 basis point twelve month ramp upwards in interest rates	1.29%

200 basis point twelve month ramp downwards in interest rates	(5.15)%

As of December 31, 2007, a downward twelve month ramp of 200 basis points was a realistic representation of the risk of falling rates as the Federal Reserve was reducing rates to increase market liquidity. For an increase in rates, an upward twelve month ramp of 200 basis points is also a relevant representation of potential risk given the possibility of the economy rebounding due to the recent reductions in the federal funds rate and the potential for the government stimulus package to be enacted in the second half of the year.

Based on the scenarios above, net interest income would increase slightly in the 12-month period after an upward movement in rates, and would decrease after a downward movement in rates. Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on time deposits and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

For the Company’s Consolidated Financial Statements, see index on page 53.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure for the year ending December 31, 2007.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effective operation of the Company’s internal control over financial reporting as of December 31, 2007, is included on page 55 of this Form 10-K.

Item 9A(T). Controls and Procedures

Not applicable

Item 9B. Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2007.

Item 11.	Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2007.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following Consolidated Financial Statements of NewAlliance Bancshares and subsidiaries are filed as part of this document under
Item 8:
	-	Management’s Report on Internal Control over Financial Reporting
	-	Report of Independent Registered Public Accounting Firm
	-	Consolidated Balance Sheets as of December 31, 2007 and 2006
	-	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
	-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
	-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
	-	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report appearing on page 55, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Peyton R. Patterson	Merrill B. Blanksteen
Chairman of the Board, President and	Executive Vice President, Chief
Chief Executive Officer	Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NewAlliance Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows present fairly, in all material respects, the financial position of NewAlliance Bancshares, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for their defined benefit and other postretirement plans, and share-based compensation in 2006, and uncertain tax positions in 2007.

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

Hartford, Connecticut
February 25, 2008

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except per share data)	2007	2006

Assets
Cash and due from banks, noninterest bearing	$108,917	$127,948
Short-term investments	51,962	28,077

Cash and cash equivalents	160,879	156,025
Investment securities available for sale (note 4)	2,201,021	2,172,864
Investment securities held to maturity (note 4)	290,472	307,447
Loans held for sale	2,669	1,528
Loans, net (note 5)	4,684,156	3,785,468
Premises and equipment, net (note 6)	61,939	52,479
Cash surrender value of bank owned life insurance	132,059	116,194
Goodwill (note 7)	531,191	454,258
Identifiable intangible assets (note 7)	53,316	49,403
Other assets (note 8)	93,282	152,030

Total assets	$8,210,984	$7,247,696

Liabilities
Deposits (note 9)
Non-interest bearing	$477,408	$464,554
Savings, interest-bearing checking and money market	1,834,190	1,668,646
Time	2,062,067	1,767,467

Total deposits	4,373,665	3,900,667
Borrowings (note 10)	2,355,504	1,903,864
Other liabilities	74,708	80,860

Total liabilities	6,803,877	5,885,391

Commitments and contingencies (note 14)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares;
none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares;
121,486 and 117,474 shares issued at December 31, 2007
and 2006, respectively	1,215	1,175
Additional paid-in capital	1,242,100	1,178,314
Unallocated common stock held by ESOP	(96,039)	(99,697)
Unearned restricted stock compensation	(25,466)	(32,987)
Treasury stock, at cost (12,634 and 7,919 shares, at December 31,
2007 and 2006, respectively	(178,401)	(114,605)
Retained earnings	451,729	455,649
Accumulated other comprehensive income (loss) (note 16)	11,969	(25,544)

Total stockholders’ equity	1,407,107	1,362,305

Total liabilities and stockholders’ equity	$8,210,984	$7,247,696

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Year Ended December 31,

(In thousands, except per share data)	2007	2006	2005

Interest and dividend income
Residential real estate loans	$127,794	$98,116	$82,667
Commercial real estate loans	74,963	58,584	45,276
Commercial business loans	33,964	24,927	20,463
Consumer loans	43,802	36,752	29,001
Investment securities	119,585	109,302	97,400
Short-term investments	3,172	3,351	1,763

Total interest and dividend income	403,280	331,032	276,570

Interest expense
Deposits	130,933	90,669	55,491
Borrowings	97,310	70,782	44,970

Total interest expense	228,243	161,451	100,461

Net interest income before provision for loan losses	175,037	169,581	176,109

Provision for loan losses (note 5)	4,900	500	400

Net interest income after provision for loan losses	170,137	169,081	175,709

Non-interest income
Depositor service charges	27,941	25,674	22,627
Loan and servicing income	2,002	2,067	3,038
Trust fees	6,783	6,434	4,753
Investment management, brokerage & insurance fees	6,811	5,375	6,117
Bank owned life insurance	6,375	4,014	2,416
Net (loss) gain on securities	(27,542)	82	40
Rent	3,724	3,422	3,210
Net gain on sale of loans	1,489	1,164	297
Other	3,582	3,399	3,026

Total non-interest income	31,165	51,631	45,524

Non-interest expense
Salaries and employee benefits (notes 11 and 12)	84,513	79,060	72,837
Occupancy	17,338	13,947	12,540
Furniture and fixtures	6,874	6,453	6,363
Outside services	17,142	17,164	18,243
Advertising, public relations, and sponsorships	7,957	5,656	4,584
Amortization of identifiable intangible assets	11,682	9,391	10,699
Conversion and merger related charges	2,523	3,389	2,156
Other	14,417	13,046	13,818

Total non-interest expense	162,446	148,106	141,240

Income before income taxes	38,856	72,606	79,993
Income tax provision (note 13)	15,063	23,769	27,394

Net income	$23,793	$48,837	$52,599

Basic earnings per share (note 17)	$0.23	$0.49	$0.50
Diluted earnings per share (note 17)	0.23	0.49	0.50
Weighted-average shares outstanding (note 17)
Basic	103,146	99,981	105,110
Diluted	103,582	100,484	105,517
Dividends per share	$0.255	$0.235	$0.21

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Years Ended December 31, 2005, 2006 and 2007	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income (Loss)	Equity

Balance December 31, 2004	114,159	$1,142	$1,128,953	$(107,018)	$-	$-	$400,704	$(7,409)	$1,416,372

Common stock issued for acquisition	738	7	10,096						10,103
Dividends declared ($0.21 per share)							(22,332)		(22,332)
Allocation of ESOP shares, net of tax			(138)	3,662					3,524
Treasury shares acquired (note 15)	(9,498)					(138,473)			(138,473)
Treasury stock issued for restricted stock awards under the LTCP	3,425		(1,196)		(41,302)	50,475			7,977
Other, net			91						91

Comprehensive income
Net income							52,599		52,599
Other comprehensive loss, net of tax (note 16)								(18,993)	(18,993)

Total comprehensive income									33,606

Balance December 31, 2005	108,824	1,149	1,137,806	(103,356)	(41,302)	(87,998)	430,971	(26,402)	1,310,868

Common stock issued for acquisition	2,577	26	35,826						35,852
Dividends declared ($0.235 per share)							(24,159)		(24,159)
Allocation of ESOP shares, net of tax			25	3,659					3,684
Treasury shares acquired (note 15)	(1,851)					(26,662)			(26,662)
Exercise of stock options	4					55			55
Restricted stock expense					8,315				8,315
Stock option expense			4,657						4,657
Adjustment to initially apply SFAS No. 158, net of tax $(3,106)								(5,767)	(5,767)
Comprehensive income:
Net income							48,837		48,837
Other comprehensive income, net of tax (note 16)								6,625	6,625

Total comprehensive income									55,462

Balance December 31, 2006	109,554	1,175	1,178,314	(99,697)	(32,987)	(114,605)	455,649	(25,544)	1,362,305

Common stock issued for acquisition	4,009	40	58,899						58,939
Dividends declared ($0.255 per share)							(26,999)		(26,999)
Allocation of ESOP shares, net of tax			11	3,658					3,669
Treasury shares acquired (note 15)	(4,714)					(63,796)			(63,796)
Exercise of stock options	3		42						42
Restricted stock expense					7,521				7,521
Stock option expense			4,455						4,455
Excess tax benefit of stock-based compensation			470						470
Adoption of FIN 48, net of tax (note 13)							(714)		(714)
Other, net			(91)						(91)

Comprehensive income:
Net income							23,793		23,793
Other comprehensive income, net of tax (note 16)								37,513	37,513

Total comprehensive income									61,306

Balance December 31, 2007	108,852	$1,215	$1,242,100	$(96,039)	$(25,466)	$(178,401)	$451,729	$11,969	$1,407,107

See accompanying notes to consolidated financial statements

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

(In thousands)	2007	2006	2005

Cash flows from operating activities
Net income	$23,793	$48,837	$52,599
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,900	500	400
Loss on sale of OREO	-	21	-
Restricted stock compensation expense	7,521	8,315	7,977
Stock option compensation expense	4,455	4,657	-
ESOP expense	3,669	3,684	3,524
Amortization of identifiable intangible assets	11,682	9,390	10,699
Net amortization/accretion of fair market adjustments from net assets acquired	(6,697)	(7,241)	(8,781)
Net amortization/accretion of investment securities	(1,294)	1,503	6,776
Change in deferred income taxes	(955)	1,033	5,213
Depreciation and amortization	7,090	6,232	5,939
Net securities loss (gain)	26,692	(82)	(40)
Impairment on available for sale securities	850	-	-
Net gain on sales of performing loans	(1,489)	(1,164)	(297)
Proceeds from sales of loans held for sale	68,953	47,695	54,131
Loans originated for sale	(70,243)	(46,809)	(56,467)
(Gain) loss on sale of fixed assets	(154)	107	(642)
(Gain) loss on limited partnerships	(1,988)	(2,000)	80
Increase in cash surrender value of bank owned life insurance	(6,375)	(4,014)	(2,416)
Decrease (increase) in other assets	72,883	(46,451)	(6,108)
Decrease in other liabilities	(20,271)	(6,055)	(13,016)

Net cash provided by operating activities	123,022	18,158	59,571

Cash flows from investing activities
Purchase of securities available for sale	(1,312,221)	(328,860)	(910,662)
Purchase of securities held to maturity	(39,267)	(249,660)	(95,955)
Proceeds from maturity, sales, calls and principal reductions of
securities available for sale	1,348,482	578,292	788,594
Proceeds from maturity, calls and principal reductions of
securities held to maturity	57,299	34,738	5,226
Proceeds from sales of fixed assests	404	490	3,839
Net increase in loans held for investment	(460,920)	(408,017)	(133,667)
Net cash acquired (paid) for acquisitions	124,163	(5,581)	(995)
Proceeds from sales of other real estate owned	-	347	-
Purchase of bank owned life insurance	-	(50,000)	-
Proceeds from bank owned life insurance	-	14	26
Purchase of premises and equipment	(5,844)	(6,131)	(5,796)

Net cash used in investing activities	(287,904)	(434,368)	(349,390)

Cash flows from financing activities
Net (decrease) increase in customer deposit balances	(156,686)	(72,007)	101,953
Net (decrease) increase in short-term borrowings	(26,881)	21,028	(55,002)
Proceeds from long-term borrowings	1,069,800	892,082	626,198
Repayments of long-term borrowings	(626,214)	(391,889)	(249,837)
Shares issued for stock option exercise	42	55	-
Excess tax benefit of stock-based compensation	470	-	-
Acquisition of treasury shares	(63,796)	(26,662)	(138,473)
Dividends declared	(26,999)	(24,159)	(22,332)

Net cash provided by financing activities	169,736	398,448	262,507

Net increase (decrease) in cash and cash equivalents	4,854	(17,762)	(27,312)

Cash and cash equivalents, beginning of period	156,025	173,787	201,099

Cash and cash equivalents, end of period	$160,879	$156,025	$173,787

Supplemental information
Cash paid for
Interest on deposits and borrowings	$226,150	$157,150	$98,908
Income taxes paid, net	9,102	17,025	3,201
Noncash transactions
Loans transferred to other real estate owned	897	368	-
Net non-cash (liabilities) assets acquired	(142,014)	12,176	3,969
Value of shares issued for acquisitions.	58,939	35,852	10,103

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

Material estimates that are particularly susceptible to significant near-term change relate to the determination of the allowance for loan losses, the obligation and expense for pension and other postretirement benefits, and estimates used to evaluate asset impairment including income tax contingencies and deferred tax assets and liabilities, stock-based compensation and the recoverability of goodwill and other intangible assets.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and short-term investments with original maturities of three months or less. At December 31, 2007, included in the balance of cash and due from banks were cash on hand of $26.4 million and required reserves in the form of deposits with the Federal Reserve Bank of $25.3 million. Short-term investments included money market funds and commercial paper of $52.0 million and $28.1 million at December 31, 2007 and 2006, respectively.

Investment Securities
Marketable equity and debt securities are classified as either trading, available for sale, or held to maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Federal Home Loan Bank (“FHLB”) stock is a non-marketable security reported at cost. At December 31, 2007 and 2006, the Company had no debt or equity securities classified as trading.

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

Loans Held for Sale
The Company currently sells all originated fixed rate residential real estate loans with terms of over 15 years, except for certain long term fixed loans to borrowers in low to moderate income areas. Loans held for sale are valued at the lower of cost (less principal payments received and net of deferred fees and costs) or estimated fair value. Fair value is estimated using quoted market prices provided by government-sponsored entities. Residential loans are sold by the Company without recourse. During 2007, the Company began selling these loans service-released.

The Company is also involved in the Small Business Administration (“SBA”) loan secondary market. The Company currently sells the guaranteed portion of SBA loans that meet certain criteria and retains the unguaranteed portion and the right to service the sold portion of the loan in its portfolio. Such loans are included in loans held for sale on the balance sheet upon origination. SBA loans held for sale are valued at the lower of cost (less principal payments received and net of deferred fees and costs) or estimated fair value. Fair value is estimated using quoted market prices. All other loan originations are classified as loans not held for resale.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

The cost basis of loan servicing rights is amortized on a level yield basis over the period of estimated net servicing revenue and such amortization is included in the consolidated statement of income as a reduction of loan servicing fee income. Servicing rights are evaluated for impairment by comparing their aggregate carrying amount to their fair value. The fair value of loan servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of loan prepayments and discount rates. All assumptions are based on standards used by market participants. An independent appraisal of the fair value of the Company’s loan servicing rights is obtained as necessary, but at least annually and is used by management to evaluate the reasonableness of the fair value estimates. For interim quarters, management analyzes the current variables and assesses the need for an independent appraisal. Impairment is recognized through a valuation reserve and is recorded as an adjustment to loan and servicing income.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

The deferred tax asset is subject to reduction by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realization of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense or in certain limited circumstances to equity.

Income tax expense includes the amount of taxes payable for the current year, and the deferred tax benefit or expense for the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Trust Assets
The Bank had approximately $1.23 billion and $1.06 billion of assets under management at December 31, 2007 and 2006, respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements since they are not owned by the Bank.

Pension and Other Postretirement Benefit Plans
The Company has a noncontributory pension plan covering substantially all employees hired prior to January 1, 2008. Pension costs related to this plan are based upon actuarial computations of current and future benefits for employees based on years of service and the employee’s highest career earnings over a five-year consecutive period. Costs are charged to non-interest expense and are funded in accordance with requirements of the Employee Retirement Income Security Act. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The Company uses a September 30 measurement date. The discount rate is set for the retirement plans by reference to investment grade bond yields. The expected long-term rate of return on the assets held in our defined pension plan is based on market and economic conditions, the Plan’s asset allocation and other factors.

Based on our review of rates at September 30, the discount rate for all of our employee benefit plans increased from 5.75% to 6.25% and the expected long-term rate of return on the pension plan assets decreased to 8.00% for 2007 from 8.25% for 2006. Pension expense is very sensitive to changes in the discount rate and the expected return on assets. Continued volatility in pension expense is expected as assumed investment returns vary from actual.

Stock-Based Compensation
On January 1, 2006, the Company began accounting for stock option and restricted stock awards in accordance with revised SFAS No. 123 (“SFAS No. 123R”), “Share Based Payment,” and chose the modified prospective application transition method provided for under this statement. Under SFAS No. 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period. The financial impact of the implementation of SFAS 123(R) in 2006 was $3.0 million, net of tax. Additional information is discussed in Note 12 of the Notes to Consolidated Financial Statements. Prior to the adoption of SFAS No. 123R, the Company accounted for stock options and restricted stock in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense was not recognized for fixed stock options as the exercise price of the option was equal to the fair value of the underlying stock at the grant date. The fair value of restricted stock awards, measured at grant date, was amortized to compensation expense on a straight-line basis over the vesting period. SFAS No. 123, “Accounting for Stock-Based Compensation,” encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, the Company continued to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 through December 31, 2005 and disclosed certain proforma amounts as if the fair value approach of SFAS No. 123 had been applied.

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

Related Party Transactions
Directors and executive officers of the Company and its subsidiaries and their associates have been customers of and have had transactions with the Company, and management expects that such persons will continue to have such transactions in the future. See Note 5 of the Notes to Consolidated Financial Statements for further information with respect to loans to related parties. All deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not related parties and, in the opinion of management, the transactions did not involve more than normal risks of collectability, favored treatment or terms, or present other unfavorable features.

Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income for the years ended December 31, 2007, 2006 and 2005 in the Consolidated Statement of Changes in Stockholders’ Equity. The components of comprehensive income are presented in Note 16 of the Notes to Consolidated Financial Statements.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Segment Reporting
The Company’s only business segment is Community Banking. During the years ended 2007, 2006 and 2005 this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Earnings per share for the years ended December 31, 2007, 2006 and 2005, can be found in Note 17 of the Notes to Consolidated Financial Statements.

2.     Changes in Accounting Principles and Effects of New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires among other things, that acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition; the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to provide certain disclosures that will allow users of the financial statements to understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Management is currently analyzing the impact of this pronouncement on the financial statements. The adoption of SFAS No. 141 (R) would apply prospectively to any future business combinations and is expected to have a significant effect on NewAlliance’s consolidated financial statements, and therefore the impact would be determined when a business combination occurs.

In May 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation for a Collateral Assignment Split-Dollar Life Insurance Agreement as well as recognition and measurement of the associated asset on the basis of the terms of the agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Management has not elected to early adopt EITF 06-10 and believes that the adoption of EITF 06-10 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, to permit all entities to choose to elect to measure eligible financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings. Eligible items include any recognized financial assets and liabilities with certain exceptions including but not limited to, deposit liabilities, investments in subsidiaries, and certain deferred compensation arrangements. The decision about whether to elect the fair value option is generally applied on an instrument-by-instrument basis, is generally irrevocable, and is applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. This Statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Management will continue to analyze the impact of making this election for any of the Company’s eligible financial assets or liabilities. At this point in time, management does not anticipate making this election for any eligible financial assets or liabilities on January 1, 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” – an amendment of SFAS Nos. 87, 88, 106, and 132(R), that requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets for fiscal years ending after December 15, 2006. The Standard also requires that employers measure plan assets and obligations as of the date of their financial statements. This Statement requires a public entity that currently measures plan assets and benefit obligations as of a date other than the date of its statement of financial position to implement the change in measurement date for fiscal years ending after December 15, 2008. Amounts recognized pursuant to SFAS No. 158 will not affect the Bank’s regulatory capital. The impact of adopting SFAS No. 158 on December 31, 2006, was a reduction to stockholders’ equity of $5.8 million, net of tax, with no impact to the consolidated

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

statements of income and cash flows. The adoption of the measurement date provision on December 31, 2008 will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP, it establishes a fair value hierarchy and will require companies to make expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, but early adoption is permitted. Management has elected not to early adopt SFAS No. 157 and believes that the adoption of SFAS No. 157 will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the EITF affirmed as a final consensus EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 stipulates that the agreement by the employer to share a portion of a life insurance policy with the employee during the employees’ post retirement period is a post retirement benefit arrangement and the purchase of a split dollar life insurance policy does not constitute a settlement of the postretirement benefit as defined in SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”. Issue 06-4 requires a liability to be recorded for the postretirement obligation. Issue 06-4 is applicable for the first annual or interim reporting period beginning after December 15, 2007 and should be applied through either (1) a cumulative effect adjustment to retained earnings or (2) retrospective application in accordance with the guidance in SFAS No. 154, “Accounting for Changes and Error Corrections”, but early adoption is permitted. Management has elected not to early adopt EITF 06-4 and has determined that the cumulative effect of adopting EITF 06-4 as of January 1, 2008 will be a liability of approximately $1.6 million with a corresponding reduction to retained earnings.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes”. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management adopted FIN 48 on January 1, 2007. The cumulative impact of the adoption resulted in a reduction to retained earnings of $714,000, a reduction to income taxes payable of $427,000 and a reduction to goodwill of $1.1 million. See Note 14 in the Notes to Consolidated Financial Statements for additional information.

On January 1, 2006, the Company began accounting for stock options and restricted stock awards in accordance with revised SFAS No. 123(R). See Notes 1 and 12 for the effects of the adoption of SFAS No. 123(R).

3.     Business Combinations

The following table summarizes acquisitions completed since January 1, 2006.

		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Connecticut Investment Management, Inc.	3/5/2007	$951	$652	$737	$1,363	$2,000	$-	$2,000

Westbank Corporation, Inc.	1/2/2007	716,834	42,967	79,834	14,232	58,447	4,009	117,386

Cornerstone Bancorp, Inc.	1/2/2006	211,358	18,290	25,041	6,777	14,261	2,393	47,519

The transactions were accounted for using the purchase method of accounting in accordance with SFAS No. 141,“Business Combinations.” Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Connecticut Investment Management, Inc. Acquisition

On March 5, 2007, the Company completed its acquisition of Connecticut Investment Management, Inc. (“CIMI”) a registered investment advisory firm for $2.0 million cash. At acquisition date, CIMI had approximately $175.2 million in assets under management.

Westbank Corporation Acquisition

On January 2, 2007 the Company completed the acquisition of Westbank Corporation (“Westbank”), the parent company of Westbank. Under the terms of the purchase agreement, each outstanding share of common stock of Westbank was converted into the right to elect to receive $23.00 in cash, the right to receive 1.5646 shares of the Company stock, or a combination thereof. All outstanding options to acquire shares of Westbank common stock were cancelled in consideration of a lump sum cash payout in the amount equal to the excess, if any of $23.00 over the per share exercise price of such stock options. As a result of the elective option, the merger consideration each Westbank shareholder elected to receive was adjusted, so that 50% of the total merger consideration was paid in company stock. The aggregate merger consideration is valued at approximately $117.4 million. Westbank had assets of approximately $716.8 million and stockholders’ equity of approximately $43 million on January 2, 2007.

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

4.     Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2007 and 2006 are as follows:

	December 31, 2007				December 31, 2006

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$1,092	$3	$-	$1,095	$8,801	$1	$(145)	$8,657
U.S. Government sponsored enterprise obligations	201,408	672	(21)	202,059	229,244	184	(678)	228,750
Corporate obligations	22,531	130	(146)	22,515	38,779	-	(739)	38,040
Other bonds and obligations	52,853	56	(275)	52,634	84,728	98	(689)	84,137
Marketable and trust preferred equity securities	200,303	154	(3,231)	197,226	183,432	1,221	(822)	183,831
Mortgage-backed securities	1,706,966	21,098	(2,572)	1,725,492	1,658,305	1,163	(30,019)	1,629,449

Total available for sale	2,185,153	22,113	(6,245)	2,201,021	2,203,289	2,667	(33,092)	2,172,864

Held to maturity
Mortgage-backed securities	282,887	4,362	(281)	286,968	301,642	2,220	(1,248)	302,614
Other bonds	7,585	25	(33)	7,577	5,805	2	(99)	5,708

Total held to maturity	290,472	4,387	(314)	294,545	307,447	2,222	(1,347)	308,322

Total securities	$2,475,625	$26,500	$(6,559)	$2,495,566	$2,510,736	$4,889	$(34,439)	$2,481,186

At December 31, 2007, the net unrealized gain on securities available for sale of $15.9 million, net of income taxes of $5.6 million, is included in the Company’s Consolidated Balance Sheets as a part of accumulated other comprehensive income of $10.3 million. At December 31, 2006, the net unrealized loss on securities available for sale of $30.4 million, net of income taxes of $10.6 million, is included in accumulated other comprehensive loss of $19.8 million.

The following tables present the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of December 31, 2007 and 2006, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

	December 31, 2007

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U.S. Treasury obligations	$-	$-	$-	$-	$-	$-
U.S. Government sponsored enterprise obligations	30,237	16	220	5	30,457	21
Corporate obligations	-	-	14,217	146	14,217	146
Other bonds and obligations	1,990	10	18,604	298	20,594	308
Marketable and trust preferred equity obligations	33,653	1,549	14,453	1,682	48,106	3,231
Mortgage-backed securities	57,452	157	302,440	2,696	359,892	2,853

Total securities with unrealized losses	$123,332	$1,732	$349,934	$4,827	$473,266	$6,559

	December 31, 2006

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U.S. Treasury obligations	$-	$-	$7,575	$145	$7,575	$145
U.S. Government sponsored enterprise obligations	85,030	133	48,008	545	133,038	678
Corporate obligations	7,105	88	30,935	651	38,040	739
Other bonds and obligations	3,790	14	42,693	774	46,483	788
Marketable and trust preferred equity obligations	973	6	26,143	816	27,116	822
Mortgage-backed securities	100,727	540	1,378,044	30,727	1,478,771	31,267

Total securities with unrealized losses	$197,625	$781	$1,533,398	$33,658	$1,731,023	$34,439

Of the issues summarized above, 41 had unrealized losses for less than twelve months, and 85 had unrealized losses for twelve months or more as of December 31, 2007. Management believes that no individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and AAA rated securities issued by private institutions and the losses on these securities are attributable to changes in market interest rates. None of the securities are backed by sub prime mortgage loans. The unrealized losses reported for trust-preferred securities, corporate obligations and other bonds and obligations relate to securities that are investment grade, and the unrealized losses on these securities are attributable to changes in market interest rates rather than credit quality of the issuer. The Company has the intent and ability to hold these securities for the time necessary to recover the unrealized losses, which may be until maturity.

An other-than-temporary impairment loss was taken on two perpetual preferred securities in the amount of $850,000 in December 2007 due to a determination that the securities were other than temporarily impaired. No further other-than-temporary impairment is anticipated for these securities.

The Company completed a restructuring strategy of part of its available for sale investment portfolio to reduce the Company’s exposure to fixed rate assets, as well as to improve the overall portfolio yield. In the restructuring, the market value of securities sold was $759.0 million, which represented all of the fixed rate mortgage-backed securities and $35.7 million of other odd lot positions. The mortgage-backed securities consisted of seasoned 10 and 15 year fixed rate mortgage-backed securities, balloon agency mortgage-backed securities, fixed rate agency collateralized mortgage obligations and fixed rate AAA-rated collateralized mortgage obligations. The cash proceeds were immediately reinvested in higher yielding agency hybrid adjustable rate mortgage-backed securities. None of the securities sold or purchased contained sub prime mortgage collateral. The restructuring resulted in a pre-tax loss of $28.3 million.

Management focused on several key factors in making its determination regarding the securities portfolio, including the Company’s overall interest rate risk and future earnings. The book yield on the securities sold was 4.17%, and the book yield on the securities purchased was 5.72%. The transaction was modeled to recover the loss on sale, through increased interest income, in 30 months.

As of December 31, 2007, the amortized cost and fair values of debt securities and short-term obligations, by contractual maturity, are shown below. Expected maturities may differ from contracted maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

	Available for Sale		Held to Maturity

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value

December 31, 2007
Due in one year or less	$218,056	$218,352	$1,380	$1,379
Due after one year through five years	23,219	23,243	5,350	5,341
Due after five years through ten years	19,202	19,491	355	357
Due after ten years	64,075	61,381	500	500
Mortgage-backed and asset-backed securities	1,710,637	1,729,161	282,887	286,968

Total debt securities	$2,035,189	$2,051,628	$290,472	$294,545

Securities with an amortized cost and fair value of $4.6 million at December 31, 2007 were pledged to secure public deposits.

The following is a summary of realized gains and losses on sales of securities available for sale during the periods presented:

	Debt Securities			Equity Securities

	Year Ended December 31,			Year Ended December 31,

(In thousands)	2007	2006	2005	2007	2006	2005

Realized gains	$2,142	$131	$40	$841	$-	$-
Realized losses	(29,241)	(50)	-	(434)	-	-

5. Loans

The composition of the Company’s loan portfolio was as follows:
	December 31,

(In thousands)	2007	2006

Residential real estate	$2,360,921	$1,916,551
Commercial real estate	947,185	785,811
Real estate construction	276,451	182,910
Commercial business	457,745	350,507
Consumer
Home equity and equity lines of credit	652,107	570,493
Other	33,560	16,604

Total consumer	685,667	587,097

Total loans	4,727,969	3,822,876
Allowance for loan losses	(43,813)	(37,408)

Total loans, net	$4,684,156	$3,785,468

As of December 31, 2007 and 2006, the Company’s residential real estate loan, home equity and equity line of credit portfolios are entirely collateralized by one- to four-family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan portfolio was collateralized primarily by multi-family, commercial and industrial properties located predominantly in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property and plant and equipment, collateralized the majority of commercial business loans.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Allowance for Loan Losses

The following table provides a summary of activity in the allowance for loan losses for the periods presented:

	Year Ended December 31,

(In thousands)	2007	2006	2005

Balance at beginning of period	$37,408	$35,552	$36,163
Net allowance gained through acquisition	3,894	2,224	-
Provision for loan losses	4,900	500	400
Charge-offs
Residential and commercial real estate loans	1,172	409	12
Commercial business loans	2,267	2,552	3,347
Consumer loans	786	481	286

Total charge-offs	4,225	3,442	3,645

Recoveries
Residential and commercial real estate loans	642	475	490
Commercial business loans	948	1,975	1,987
Consumer loans	246	124	157

Total recoveries	1,836	2,574	2,634

Net charge-offs	2,389	868	1,011

Balance at end of period	$43,813	$37,408	$35,552

Loan Servicing Rights

The components of loan servicing rights are as follows:
	Year Ended December 31,

(In thousands)	2007	2006	2005

Loan servicing rights
Balance at beginning of year	$3,063	$2,702	$2,058
Additions	1,582	902	549
Amortization	(869)	(654)	(540)
Change in valuation allowance	-	113	635

Balance, end of period	$3,776	$3,063	$2,702

Valuation reserve
Balance at beginning of year	$-	$(113)	$(748)
Net reductions	-	113	635

Balance, end of period	$-	$-	$(113)

At December 31, 2007 and 2006, the fair value of the capitalized loan servicing rights was approximately $1.5 million and $600,000, respectively, greater than its carrying value. The Company services residential real estate mortgage loans that it has sold without recourse to third parties. Although the Company continues to have a portfolio of serviced residential real estate loans, during 2007 NewAlliance began selling all residential real estate loans in the secondary market on a servicing released basis. The Company is also involved in the SBA loan secondary market. The Company currently sells the guaranteed portion of SBA loans that meet certain criteria while retaining the servicing rights. The aggregate of loans serviced for others approximates $411.0 million and $306.4 million as of December 31, 2007 and 2006, respectively.

Related Party Loans
As of December 31, 2007 and 2006, loans to related parties totaled approximately $99,000 and $127,000, respectively. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, immediate family members and owners of 10% or more of the Company’s stock. For the years ended December 31, 2007 and 2006, all related party loans were performing.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Nonperforming Assets
Nonperforming assets include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, renegotiated loans due to a weakening in the financial condition of the borrower and other real estate owned. There were no accruing loans included in the Company’s nonperforming assets as of December 31, 2007 and 2006. As of December 31, 2007 and 2006, nonperforming assets were:

	December 31,

(In thousands)	2007	2006

Nonaccrual loans	$16,386	$12,468
Renegotiated loans	-	-
Other real estate owned	897	-

Total nonperforming assets	$17,283	$12,468

For the years ended December 31, 2007, 2006 and 2005, had interest been accrued at contractual rates on nonaccrual and renegotiated loans, such income would have approximated $1.1 million, $612,000 and $558,000, respectively. As of December 31, 2007, 2006 and 2005, no significant additional funds were committed to customers whose loans have been renegotiated or were nonperforming.

Impaired Loans
As of December 31, 2007 and 2006, the recorded investment in loans considered to be impaired was $10.0 million and $9.8 million, respectively. As of December 31, 2007 and 2006, all loans considered impaired by the Company had an allowance for loan losses which totaled $777,000 and $848,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2007, 2006 and 2005 was $10.5 million, $8.1 million and $8.0 million, respectively and interest income recognized on these loans was approximately $656,000, $499,000 and $824,000, for the same periods. As of December 31, 2007, there were no commitments to lend additional funds for loans considered impaired.

6. Premises and Equipment

As of December 31, 2007 and 2006, premises and equipment consisted of:
	December 31,

(In thousands)	2007	2006

Land and land improvements	$7,797	$4,238
Buildings	73,141	63,130
Furniture and equipment	55,326	48,832
Leasehold improvements	9,891	7,181

	146,155	123,381
Less accumulated depreciation and amortization	(84,216)	(70,902)

Premises and equipment, net	$61,939	$52,479

Total depreciation and amortization expenses amounted to $7.0 million, $6.2 million and $5.9 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

7.	Goodwill and Identifiable Intangible Assets

	The changes in the carrying amount of goodwill and identifiable intangible assets for the year ended December 31, 2007 are summarized as follows:
				Other	Total
			Core Deposits	Identifiable	Identifiable
			and Customer	Intangible	Intangible
	(In thousands)	Goodwill	Relationship	Assets	Assets

	Balance, December 31, 2006	$454,258	$48,446	$957	$49,403
	Westbank acquisition	79,834	14,232		14,232
	Connecticut Investment Management acquisition	737	1,363		1,363
	Other	(3,638)	-	-	-
	Amortization expense	-	(10,725)	(957)	(11,682)

	Balance, December 31, 2007	$531,191	$53,316	$-	$53,316

	Estimated amortization expense for the year ending:
	2008		$9,456	$-	$9,456
	2009		8,501	-	8,501
	2010		7,811	-	7,811
	2011		7,556	-	7,556
	2012		7,556	-	7,556
	Thereafter		12,436	-	12,436

The reduction of $3.6 million in goodwill, shown above as other, was primarily due to the implementation of FIN 48 and the reversal of a portion of the net deferred tax liability related to the Connecticut Bancshares, Inc. acquisition.

The components of identifiable intangible assets are as follows:
	Original		Balance
	Recorded	Cumulative	December 31,
(In thousands)	Amount	Amortization	2007

Identifiable intangible assets
Core deposits and customer relationship	$86,908	$33,592	$53,316
Other	9,758	9,758	-

Total	$96,666	$43,350	$53,316

8. Other Assets

Components of other assets are as follows:

	December 31,
(In thousands)	2007	2006

Deferred tax asset	$10,033	$27,425
Accrued interest receivable	35,071	29,440
Prepaid pension asset	14,180	4,696
Prepaid cash for acquisitions	-	58,705
Investments in limited partnerships and other investments	9,069	8,018
All other	24,929	23,746

Total other assets	$93,282	$152,030

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

9. Deposits

A summary of deposits by account type is as follows:
	December 31,

(In thousands)	2007	2006

Savings	$941,051	$774,457
Money market	492,042	509,940
NOW	401,097	384,249
Demand	477,408	464,554
Time	2,062,067	1,767,467

Total deposits	$4,373,665	$3,900,667

A summary of time deposits by remaining period to maturity is as follows:
	December 31,

(In thousands)	2007	2006

Within three months	$875,131	$717,085
After three months, but within one year	991,944	829,394
After one year, but within three years	133,591	178,506
After three years	61,401	42,482

Total time deposits	$2,062,067	$1,767,467

As of December 31, 2007 and 2006 time deposits in denominations of $100,000 or more were approximately $696.4 million and $568.3 million respectively. Interest expense paid on these deposits was approximately $32.4 million, $24.0 million and $13.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

10. Borrowings

The following is a summary of the Company’s borrowed funds:
	December 31,	Weighted	December 31,	Weighted
(Dollars in thousands)	2007	Average Rate	2006	Average Rate

FHLB advances (1)	$2,136,965	4.65%	$1,721,886	4.44%
Repurchase agreements	192,145	3.08	172,777	3.70
Mortgage loans payable	1,459	5.13	1,592	5.29
Junior subordinated debentures issued to affiliated trusts (2)	24,935	6.78	7,609	7.34

Total borrowings	$2,355,504	4.56%	$1,903,864	4.38%

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “BusinessCombinations,” of $9.6 million and $13.5 million at December 31, 2007 and 2006, respectively.
(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “BusinessCombinations,” of $300,000 and $500,000 at December 31, 2007 and 2006, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank. The affiliated trusts are wholly- owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following schedule presents the contractual maturities of the Company’s borrowings as of December 31, 2007:

(In thousands)	2008	2009	2010	2011	2012	2013†	Total

FHLB advances (1)	$272,904	$370,139	$352,888	$423,211	$207,619	$500,638	$2,127,399
Repurchase agreements	167,145	-	-	-	25,000	-	192,145
Mortgage loans payable	-	-	-	-	-	1,459	1,459
Junior subordinated debentures issued to affiliated trusts (2)	-	-	-	-	-	24,635	24,635

Total borrowings	$440,049	$370,139	$352,888	$423,211	$232,619	$526,732	$2,345,638

(1) Balances are contractual maturities and exclude $9.6 million in fair value adjustments on acquired balances.
(2) Balances are contractual maturities and exclude $300,000 in fair value adjustments on acquired balances.

FHLB advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. At December 31, 2007 and 2006, the Bank was in compliance with the FHLB collateral requirements. At December 31, 2007, the Company could borrow immediately an additional $175.6 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity of approximately $819.4 million would be readily available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $124.6 million as of December 31, 2007, all of which was available on that date. At December 31, 2007, the majority of the Company’s $2.1 billion outstanding FHLB advances were at fixed rates, while only $60.0 million had floating rates.

11.     Pension and Other Postretirement Benefit Plans

Defined Benefit and Other Postretirement Plans
The Company provides various defined benefit pension plans and other postretirement benefit plans (postretirement health and life insurance benefits) to substantially all employees hired prior to January 1, 2008. Typically employees of acquired institutions, prior to January 1, 2008, that are retained as employees of the Company after the acquisition date become eligible for the Company’s defined benefit pension plans and postretirement benefit plans as of the merger date, but receive no credit for past service except for eligibility and vesting purposes.

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

The following table sets forth changes in the benefit obligation, changes in Plan assets and the funded status of the Plans for the periods ended December 31, 2007 and 2006. The table also provides a reconciliation of the Plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets. On December 31, 2006, the Company adopted SFAS No. 158, which requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans on their balance sheets.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

			Supplemental
			Executive		Other Postretirement
	Qualified Pensions		Retirement Plans		Benefits
(In thousands)	2007	2006	2007	2006	2007	2006

Change in benefit obligation
Projected benefit obligation at beginning of year	$91,343	$84,782	$11,320	$11,168	$6,538	$6,343
Service cost	3,236	2,878	500	557	198	159
Interest cost	5,031	4,550	636	599	351	333
Plan participant contributions	-	-	-	-	222	226
Plan amendments	-	-	-	-	(102)	105
Actuarial (gain) loss	(5,885)	3,304	(340)	(448)	(545)	(111)
Benefits paid	(4,461)	(4,171)	(556)	(556)	(486)	(517)

Projected benefit obligation at end of year	89,264	91,343	11,560	11,320	6,176	6,538

Change in plan assets
Fair value of plan assets at beginning of year	96,039	91,927	-	-	-	-
Actual return on plan assets	11,866	6,456	-	-	-	-
Employer contributions	-	1,827	556	556	264	291
Plan participant contributions	-	-	-	-	222	226
Benefits paid and administrative expenses	(4,461)	(4,171)	(556)	(556)	(486)	(517)

Fair value of plan assets at end of year	103,444	96,039	-	-	-	-

Funded status at measurement date and net amount recognized in Company’s consolidated balance sheets	$14,180	$4,696	$(11,560)	$(11,320)	$(6,278)	$(6,538)

Accumulated benefit obligation	$81,901	$83,539	$9,300	$9,333	$6,278	$(6,538)

The following table presents the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost as of December 31, 2007.

		Supplemental	Other
	Qualified	Executive	Postretirement
(In thousands)	Pension	Retirement Plans	Benefits

Transition obligation	$-	$90	$150
Prior service cost	386	44	-
Actuarial gain	(2,034)	(24)	(398)

Unrecognized components of net periodic benefit cost in accumulated other comprehensive income, net of tax	$(1,648)	$110	$(248)

The following table presents the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost as of December 31, 2006.

		Supplemental	Other
	Qualified	Executive	Postretirement
(In thousands)	Pension	Retirement Plans	Benefits

Transition obligation	$-	$90	$187
Prior service cost	419	48	66
Actuarial loss (gain)	5,068	14	(125)

Unrecognized components of net periodic benefit cost in accumulated other comprehensive income, net of tax	$5,487	$152	$128

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The components of net periodic pension cost for the periods indicated were as follows (in thousands):

	Year Ended December 31,

Qualified pension	2007	2006	2005

Service cost - benefits earned during the period	$3,236	$2,878	$2,841
Interest cost on projected benefit obligation	5,031	4,550	4,693
Expected return on plan assets	(7,143)	(6,945)	(5,036)
Amortization and deferral	51	51	51
Recognized net loss	317	76	105

Net periodic pension cost	$1,492	$610	$2,654

Supplemental retirement plans

Service cost - benefits earned during the period	$500	$557	$413
Interest cost on projected benefit obligation	636	599	567
Expected return on plan assets	-	-	-
Amortization and deferral	7	11	27
Recognized net (gain) loss	(282)	(413)	585

Net periodic benefit cost	$861	$754	$1,592

Other postretirement benefits

Service cost - benefits earned during the period	$198	$159	$172
Interest cost on projected benefit obligation	351	333	377
Expected return on plan assets	-	-	-
Amortization and deferral	52	55	52
Recognized net gain	(23)	(17)	(2)

Net periodic benefit cost	$578	$530	$599

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

		Supplemental	Other
	Qualified	Executive	Postretirement
(In thousands)	Pension	Retirement Plans	Benefits

Transition obligation	$-	$-	$52
Prior service cost	51	7	-
Actuarial gain	-	(1)	(70)

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Other
	Qualified	Nonqualified	Postretirement
(In thousands)	Pensions	Pensions	Benefits

2008	$4,446	$570	$589
2009	4,569	592	545
2010	4,717	617	440
2011	4,866	638	436
2012	5,109	699	414
2013 - 2017	30,965	4,595	2,160

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Significant actuarial assumptions used in determining the actuarial present value of the projected obligation were as follows:

Assumptions used to determine benefit obligations as of December 31,
	2007	2006

Discount Rate	6.25%	5.75%
Rate of compensation increase	4.00	4.00

Assumptions used to determine net periodic cost for years ended December 31,
	2007	2006

Discount rate	5.75%	5.50%
Expected return on plan assets	8.00	8.25
Rate of compensation increase	4.00	4.00

Assumed health care cost trend rates at December 31,
	2007	2006

Health care cost trend rate assumed for next year	9.50%	10.00%
Rate that the cost trend rate gradually declines to	5.00	5.00
Year that the rate reaches the rate it is assumed to remain at	2016	2016

Effect of one-percentage change in assumed health care cost trend rates in 2007
(In thousands)	1% Increase	1% Decrease

Effect on total service and interest components	$34,395	$(29,850)
Efect on postretirement benefit obligation	286,818	(254,301)

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

	Actual percentage of fair value		Allocation
Asset Class	2007	2006	Range

Equity securities	63.5%	59.4%	49 - 78%
Debt securities	31.8	35.4	25 - 40
Other	4.7	5.2	0 - 5

Cash held by a particular manager will be viewed as belonging to the asset class in which the manager primarily invests. It is expected that individual managers over time will exceed the median return of the appropriate manager universe composed of professionally managed institutional funds in the same asset class and style.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

Plan Contributions
The Company plans to contribute $570,000 to the SERP and $318,000 to its other postretirement plan in 2008. The Company does not expect to contribute to the defined benefit pension plan in 2008.

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

There have been no voluntary cash contributions made by the Bank to the Savings Plan maintained for employees meeting certain eligibility requirements for the years ended December 31, 2007, 2006 and 2005, respectively.

In connection with the conversion of the Bank to a state-chartered stock bank, the Company established an ESOP in April 2004, to provide substantially all employees of the Company the opportunity to also become stockholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Company’s discretionary contributions to the ESOP over a remaining period of 26 years. The unallocated ESOP shares are pledged as collateral on the loan.

At December 31, 2007, the loan had an outstanding balance of $102.1 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding for purposes of computing earnings per share and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the years ended December 31, 2007, 2006, and 2005 was approximately $3.7 million, $3.7, and $3.6 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of December 31, 2007 were as follows:

Shares released for allocation	913,477
Unreleased shares	6,541,085

Total ESOP shares	7,454,562

Market value of unreleased shares at
December 31, 2007 (in thousands)	$75,353

In April of 2004, the Company also established a supplemental profit sharing plan and a supplemental ESOP (the “Supplemental Savings Plans”) that provide benefits for certain key executive officers, which are unfunded. Compensation expense related to the Supplemental Savings Plans was $178,000, $11,000 and $529,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

12.   Stock-Based Compensation

The Company provides compensation benefits to employees and non-employee directors under its 2005 Long-Term Compensation Plan (the “LTCP”) which was approved by stockholders. The Company accounts for stock-based compensation using the fair value recognition provisions of revised SFAS No. 123 (“SFAS No. 123R”), “Share Based Payment”, which was adopted using the modified prospective transition method effective January 1, 2006. Under SFAS No. 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period.

The LTCP allows for the issuance of up to 11.4 million Options or Stock Appreciation Rights and up to 4.6 million Stock Awards or Performance Awards.

Option Awards
Options awarded to date are for a term of ten years. Substantially all of these options were awarded on the original award date of June 17, 2005 and these 2005 options have the following vesting schedule: 40% vested at year-end 2005, 20% vested at year-end 2006 and 2007 and 20% will vest at year-end of 2008. Subsequent awards have vesting periods of either three or four years. The Company has assumed a 0.4% forfeiture rate as the majority of the options have been awarded to senior level management. Compensation expense recorded on options for the year ended December 31, 2007 and 2006 was $4.5 million and $4.7 million or after tax expense of approximately $2.9 million and $3.0 million, respectively. There was no compensation cost recognized on options for the year ended December 31, 2005 because the Company continued to apply the intrinsic value-based method prescribed by APB Opinion No. 25 through December 31, 2005. It is anticipated that the Company will recognize expense on options of approximately $4.3 million, $143,000, $117,000 and $34,000 in calendar years 2008 through 2011, unless additional awards are granted.

Options to purchase 125,704 shares, 66,396 shares and approximately 8.8 million shares were granted to employees during the years ended December 31, 2007, 2006 and 2005, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $2.72, $2.49 and $2.61 for these options which were granted in 2007, 2006 and 2005, respectively. The weightedaverage related assumptions for these periods are presented in the following table.

	2007	2006	2005

Risk-free interest rate	4.41%	4.77%	3.89%
Expected dividend yield	1.62%	1.65%	1.53%
Expected volatility	19.59%	16.14%	19.85%
Expected life (years)	4.69	3.84	3.84

Since the Company had no share-based compensation history, it used peer group historical data of recently converted thrifts for volatility and the simplified method for life estimates on the original awards. The risk-free rate is based on the U.S Treasury yield curve in effect at the time of the grant.

A summary of option activity under the plan as of December 31, 2007 and changes during the period ended are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,427,496	$14.40
Granted	125,704	15.38
Exercised	(2,950)	14.39
Forfeited/cancelled	(9,280)	14.67
Expired	(3,310)	14.39

Options outstanding at December 31, 2007	8,537,660	$14.41	7.50	$-

Options exercisable at December 31, 2007	6,736,152	$14.40	7.46	$-

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The total intrinsic value of options exercised during 2007 and 2006 were $2,000 and $5,700, respectively. There were no options exercised in 2005.

The following table summarizes the nonvested options during the year ended December 31, 2007.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2007	3,415,446	$2.61
Granted	125,704	3.15
Vested	(1,730,362)	2.61
Forfeited / Cancelled	(9,280)	2.62

Nonvested at December 31, 2007	1,801,508	$2.65

The total fair value of options that vested in 2007, 2006 and 2005 was $4.5 million, $4.4 million and $9.1 million, respectively.

Restricted Stock Awards
To date, 3,471,917 shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and these 2005 awards have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards in 2006 and 2007 have vesting schedules of either three or four years. The associated expense is recorded based on the vesting schedules. Compensation expense recorded on restricted stock for the years ended December 31, 2007, 2006 and 2005 was approximately $7.5 million, $8.3 million and $8.2 million or after tax expense of approximately $4.9 million, $5.4 million and $5.3 million, respectively. The Company anticipates that it will record expense of approximately $7.1 million, $6.5 million, $6.4 million and $4.2 million in calendar years 2008 through 2011, respectively, unless additional awards are granted.

The following table summarizes the nonvested restricted stock awards during the year ended December 31, 2007.
		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2007	2,769,666	$14.39
Granted	42,376	15.79
Vested	(549,476)	14.39
Forfeited / Cancelled	(350)	15.98

Nonvested at December 31, 2007	2,262,216	$14.42

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table provides proforma net income and earnings per share for the year ended December 31, 2005, during which time the fair value-based method was not used to account for stock-based compensation.

Year Ended
(In thousands, except per share data)	December 31, 2005

Net income, as reported	$52,599
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,851
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	11,799

Proforma net income	$46,651

Basic EPS
As reported	$0.50
Proforma	0.44
Diluted EPS
As reported	$0.50
Proforma	0.44

13. Income Taxes

The components of income tax expense are summarized as follows:
	Year Ended December 31,

(In thousands)	2007	2006	2005

Current tax expense
Federal	$15,952	$22,693	$22,128
State	66	43	53

Total current	16,018	22,736	22,181

Deferred tax (benefit) expense net of valuation reserve
Federal	(955)	1,033	5,213
State	-	-	-

Total deferred	(955)	1,033	5,213

Total income tax expense	$15,063	$23,769	$27,394

For the years ended December 31, 2007, 2006 and 2005, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

	Year Ended December 31,

(In thousands)	2007	2006	2005

Provision for income taxes at statutory rate	$13,600	$25,412	$27,998
Increase (decrease) in taxes resulting from:
State income tax expense (benefit)	43	28	34
Dividends received deduction	(461)	(359)	(382)
Bank-owned life insurance	(2,231)	(1,405)	(846)
Low income housing and other tax credits	(150)	(207)	(78)
Excess compensation - 162(m)	382	741	544
Valuation allowance adjustment, charitable contribution	3,600	36	373
Valuation allowance adjustment, capital loss	-	(78)	(64)
Tax exempt obligations	(137)	(200)	(211)
Interest related to FIN 48 reserve	267	-	-
Other, net	150	(199)	26

Provision for income taxes	$15,063	$23,769	$27,394

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The tax effects of temporary differences and tax carryforwards that give rise to deferred tax assets and liabilities are presented below:

	December 31,

(In thousands)	2007	2006

Deferred tax assets
Bad debts	$17,604	$15,076
Pension and postretirement benefits	5,959	10,367
Certificate of deposits	-	774
Borrowings	8,359	10,008
Noncompete agreements	3,563	3,516
Charitable contribution carryover	15,639	17,467
Federal net operating loss carryover	352	493
Capital loss carryover	1,311	-
State net operating loss carryover	10,256	8,745
Unrealized loss on available for sale securities	-	10,649
Restricted stock	7,015	4,605
Loans	251	-
Other, net	1,336	1,522

Total gross deferred tax assets	71,645	83,222

Less valuation allowance	(23,751)	(16,808)

Total deferred tax assets, net of valuation allowance	47,894	66,414

Deferred tax liabilities
Core deposit intangible	21,244	19,291
Unrealized gain on available for sale securities	5,554	-
Loans	-	2,171
Premises and equipment, principally due to difference in depreciation	3,040	2,055
Limited partnerships	5,473	5,074
Net deferral of loan origination costs	-	3,697
Bond accretion	-	161
Certificate of deposits	113	-
Investments	863	5,347
Other	1,574	1,193

Total gross deferred tax liabilities	37,861	38,989

Net deferred tax asset	$10,033	$27,425

The allocation of deferred tax benefit involving items charged to income, items charged directly to stockholders’ equity and items charged to goodwill are as follows:

	Year Ended December 31,

	2007		2006		2005

(In thousands)	Federal	State	Federal	State	Federal	State

Deferred tax expense (benefit) allocated to:
Stockholders’ equity, tax effect of unrealized losses on marketable equity securities	$16,334	$-	$3,405	$-	$(12,060)	$-
Stockholders’ equity, tax impact of change in minimum pension liability	4,158	-	(3,078)	-	1,887	-
Goodwill	(2,145)	-	(814)	-	3,477	-
Income	(955)	-	1,033	-	5,213	-

Total deferred tax expense (benefit)	$17,392	$-	$546	$-	$(1,483)	$-

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Management believes it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance.

The Company has federal net operating loss carryforwards of $1.0 million at December 31, 2007, which expire in 2026. This carryforward is from the acquisition of Westbank and is subject to limitation under Internal Revenue Code Section 382. The yearly limitation on usage of the net operating loss is $4.9 million and management expects to utilize this carryforward in 2008. The Company has state net operating loss carryforwards at December 31, 2007 of $210.4 million which expire between 2020 and 2028. As of December 31, 2007 and 2006, the Company had a valuation allowance of $13.5 million and $11.5 million, respectively, against its state deferred tax asset, including the state net operating loss carryforwards, in connection with the creation of a Connecticut passive investment company pursuant to legislation enacted in 1998. Under this legislation, Connecticut passive investment companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax.

The Company has an alternative minimum tax credit carryforward at December 31, 2007 of $248,000 from the acquisition of Westbank which expires in 2024, however, the company anticipates it will be utilized in 2008.

At December 31, 2007, the Company has charitable contribution carryforwards of $41.8 million, which expire in 2009. The charitable contribution carryforward primarily resulted from the charitable contribution of 4,000,000 shares of the Company’s stock and $40,000 of cash to the NewAlliance Foundation in 2004. The utilization of charitable contributions for any tax year is limited to 10% of taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. A corporation is permitted to carry over to the five succeeding tax years contributions that exceeded the 10% limitation, but deductions in those years are also subject to the maximum limitation. At December 31, 2007 and 2006, the Company has a valuation allowance of $9.0 million and $5.3 million, respectively against charitable contributions that are expected to expire in 2009 unused based on Management’s estimate of future taxable income. The estimate of future taxable income is based on significant judgment as to the amount and timing of various income and expense amounts. Management will reassess the estimate of future taxable income as facts and circumstances dictate. Changes in judgment concerning future taxable income may result in a change to the valuation allowance.

The Company has capital loss carryforwards at December 31, 2007 of $3.3 million which is from the acquisition of Westbank. Capital losses can only be used to offset capital gains. Excess losses over gains can be carried back three years or carried forward five years. As of December 31, 2007 and December 31, 2006, there is a $1.1 million valuation allowance for the tax effect of capital loss carryforwards associated with realized and unrealized capital losses on capital assets.

A deferred tax liability has not been recorded for the tax reserve for bad debts of approximately $50.2 million that arose in tax years beginning before December 31, 1987 (the “base year amount”). A deferred tax liability is not recognized for the base year amount unless it becomes apparent that those temporary differences will reverse into taxable income in the foreseeable future. The base year amount will only be recognized into taxable income if the Bank ceases to be a bank or if the Bank makes distributions of property to a shareholder with respect to its stock that is in excess of the Bank’s earnings and profits accumulated in taxable years beginning after December 31, 1951. No deferred tax liability has been established as these two events are not expected to occur in the foreseeable future.

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $427,000 in the liability for unrecognized tax benefits. As of the date of adoption and after the impact of recognizing the decrease in the liability noted previously, the Company’s unrecognized tax benefits totaled $3.9 million and included $714,000 in accrued interest and penalties. Included in the balance at January 1, 2007, are tax positions of $2.9 million, the disallowance of which would not affect the annual effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended
(In thousands)	December 31, 2007

Balance at January 1, 2007	$3,854
Additions for tax positions from business combinations	71
Additions for tax positions of current years	100
Additions for tax positions of prior years	411
Reductions for tax positions of prior year	-
Reductions for lapses of statute of limitations	-
Settlements	-

Balance at December 31, 2007	$4,436

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Included in the balance at December 31, 2007 are $3.0 million of tax positions for which the ultimate deductibility is highly uncertain but for which the disallowance of the tax position would not affect the annual effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2007, the Company has accrued approximately $1.1 million in interest and penalties. The Company anticipates that $4.0 million of the balance of unrecognized tax benefits as of December 31, 2007 will reverse in the next 12 months due to the settlement of the IRS examination that commenced in the first quarter of 2006 related to the 2003-2004 income tax returns for the Company, Alliance, and Connecticut Bancshares. The portion of the anticipated reversal that impacts continuing operations is $1.0 million (before federal tax expense) and is primarily comprised of interest and penalties. The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2002.

In 2007, the IRS commenced an examination of CIMI’s 2005 tax year. There has been no proposed assessments or changes as of December 31, 2007.

14.   Commitments and Contingencies

Cash and Due from Banks Withdrawal and Usage Restrictions
The Company is required to maintain reserves against its transaction accounts and non-personal time deposits. As of December 31, 2007 and 2006, the Company was required to have deposits at the Federal Reserve Bank of approximately $25.3 million and $24.1 million, respectively, to meet these requirements.

Leases
The Company leases certain of its premises and equipment under lease agreements, which expire at various dates through October 31, 2021. The Company has the option to renew certain of the leases at fair rental values. Rental expense was approximately $4.3 million, $3.7 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum payments, by fiscal year in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following:

(In thousands)	Amount

2008	$3,575
2009	3,093
2010	2,802
2011	1,907
2012	1,638
thereafter	3,956

Total	$16,971

Commitments to Extend Credit
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments consist principally of unused commercial and consumer lines of credit. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include income producing commercial properties, residential properties, accounts receivable, inventory and fixed assets.

Standby letters of credit generally are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as those involved with extending loans to customers and are subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The table below summarizes the Company’s commitments and contingencies discussed above.

	December 31,

(In thousands)	2007	2006

Loan origination commitments	$71,191	$42,460
Unadvanced portion of construction loans	163,302	234,993
Standby letters of credit	15,885	24,625
Unadvanced portion of lines of credit	560,298	527,310

Total commitments	$810,676	$829,388

Forward sale commitments are entered into with respect to certain individual residential loan origination commitments, with delivery conditional on the closing of the related loans. The forward sale commitments generally require delivery within 60 days from application of the related loan, and conformity with standard secondary market guidelines including loan documentation. The total outstanding amount of forward mortgage sale commitments was $4.3 million and $1.6 million at December 31, 2007 and 2006, respectively. The Company has no other off-balance sheet financial instruments that qualify as derivative instruments. Changes in the fair value of forward sale commitments and related origination commitments are equal in amount due to the Bank’s practice of entering into a sale commitment at the time it issues an origination commitment for a particular loan. Forward sales commitments related to closing loans are accounted for as fair value hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Because the forward sale commitments relate to specific closed loans, changes in the fair value of the forward commitments offset changes in the fair value of the related loans.

These financial instruments involve, to varying degrees, elements of credit risk. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for existing loans. Credit risk related to these financial instruments is controlled through credit approvals, limits and monitoring procedures and the receipt of collateral when deemed necessary.

The credit risk involved in issuing letters of credit is essentially the same as that involved in existing loan facilities to customers. The Company holds real estate and marketable securities as collateral supporting those commitments for which collateral is deemed necessary.

Investment Commitments
As of December 31, 2007 and 2006, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $2.8 million and $3.1 million, respectively, which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

Litigation
NewAlliance is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. NewAlliance believes that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of the Company.

15.	Stockholders’ Equity

At December 31, 2007, stockholders’ equity amounted to $1.41 billion, or 17.1% of total assets, compared to $1.36 billion, or 18.8%, at December 31, 2006. The Company paid cash dividends of $0.255 and $0.235 per share on common stock during the years ended December 31, 2007 and 2006, respectively.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the banking regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. As of December 31, 2007 and December 31, 2006 the Company and the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no events or conditions, which have occurred subsequent to the notification that would change the Bank’s capital category. The following is a summary of the Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006, compared to the required amounts and ratios for minimum capital adequacy and for classification as a well capitalized institution:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
December 31, 2007
Tier 1 Capital (to Average Assets)	$692,735	9.1%	$304,876	4.0%	$381,095	5.0%
Tier 1 Capital (to Risk Weighted Assets)	692,735	15.6	178,102	4.0	267,153	6.0
Total Capital (to Risk Weighted Assets)	736,548	16.5	356,204	8.0	445,254	10.0

December 31, 2006
Tier 1 Capital (to Average Assets)	$675,714	10.1%	$267,189	4.0%	$333,986	5.0%
Tier 1 Capital (to Risk Weighted Assets)	675,714	17.7	152,555	4.0	228,832	6.0
Total Capital (to Risk Weighted Assets)	713,141	18.7	305,110	8.0	381,387	10.0

NewAlliance Bancshares, Inc.
December 31, 2007
Tier 1 Capital (to Average Assets)	$833,596	10.9%	$305,288	4.0%	$381,610	5.0%
Tier 1 Capital (to Risk Weighted Assets)	833,596	18.6	179,225	4.0	268,837	6.0
Total Capital (to Risk Weighted Assets)	877,409	19.6	358,449	8.0	448,062	10.0

December 31, 2006
Tier 1 Capital (to Average Assets)	$885,114	13.2%	$268,168	4.0%	$335,210	5.0%
Tier 1 Capital (to Risk Weighted Assets)	885,114	22.7	155,871	4.0	233,807	6.0
Total Capital (to Risk Weighted Assets)	922,541	23.7	311,743	8.0	389,678	10.0

Dividends
The Company and the Bank are subject to dividend restrictions imposed by various regulators. Connecticut banking laws limit the amount of annual dividends that the Bank may pay to the Company to an amount that approximates the Bank’s net income retained for the current year plus net income retained for the two previous years. In addition, the Bank may not declare or pay dividends on, and the Company may not repurchase any shares of its common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

Share Repurchase Plan
On January, 31, 2006, the Company’s Board of Directors authorized a second repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. The Company repurchased 4.6 million shares of common stock at a weighted average price of $13.46 per share during 2007 and 540,300 shares at a weighted average price of $13.96 per share as in 2006. There is no set expiration date for this repurchase plan.

During the quarter ended March 31, 2006, the Company completed its repurchase of approximately 10.7 million shares of common stock at a weighted average price of $14.55 per share under its first repurchase plan authorized by the Company’s Board of Directors on May 9, 2005.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Liquidation Account
As part of the conversion to a stock bank on April 1, 2004, the Bank established a liquidation account for the benefit of account holders in an amount equal to the Bank’s capital of $403.8 million as of September 30, 2003. The liquidation account will be maintained for a period of ten years after the conversion for the benefit of those deposit account holders who qualified as eligible account holders at the time of the conversion and who have continued to maintain their eligible deposit balances with the Bank following the conversion. The liquidation account, which totaled $135.7 million at December 31, 2007, is reduced annually by an amount equal to the decrease in eligible deposit balances, notwithstanding any subsequent increases in the account. In the unlikely event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive his/her proportionate interest in the liquidation account, after the payment of all creditors’ claims, but before distributions to the Company as the sole stockholder of the Bank. The Bank may not declare or pay a dividend on its capital stock if its effect would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account.

16.	Other Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) and other comprehensive income (loss) and the related tax effects for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,

(In thousands)	2007	2006	2005

Net income	$23,793	$48,837	$52,599
Other comprehensive income (loss), before tax
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	18,752	10,060	(34,516)
Reclassification adjustment for losses (gains) included in
net income	27,542	(81)	(40)
Minimum pension liability adjustment	-	79	5,390
Unrecognized pension and post retirement gains	11,620	-	-

Other comprehensive income (loss), before tax	57,914	10,058	(29,166)
Income tax (expense) benefit net of valuation allowance (1)	(20,401)	(3,433)	10,173

Other comprehensive income (loss), net of tax	37,513	6,625	(18,993)

Comprehensive income	$61,306	$55,462	$33,606

(1)
Deferred income tax expense related to securities gains was $16.2 million and $3.4 million for the years ended December 31, 2007 and 2006, respectively. Deferred income tax benefit related to securities losses for the year ended December 31, 2005 was $12.1 million. Included in deferred income taxes related to securities gains and losses was a change in the valuation allowance of $131,000, $88,000 and $35,000 for the years ended December 31, 2007, 2006 and 2005, respectively, for the tax effects of unrealized capital losses on equity securities. There was no income tax expense related to the minimum pension liability for the year ended December 31, 2007 and the expense was $28,000 and $1.9 million for the years ended December 31, 2006 and 2005, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

17.	Earnings Per Share

The following is an analysis of the Company’s basic and diluted EPS for the periods presented:
	Year Ended December 31,

(In thousands, except per share data)	2007	2006	2005

Net income	$23,793	$48,837	$52,599
Average common shares outstanding for basic EPS	103,146	99,981	105,110
Dilutive effect of stock options and unvested stock awards (1)	436	503	407

Average common and common-equivalent shares for dilutive EPS	103,582	100,484	105,517
Net income per common share:
Basic	$0.23	$0.49	$0.50
Diluted	0.23	0.49	0.50

(1)
Not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period were options to purchase 114,465, 236,105 and 215,000 shares of common stock that were outstanding at December 31, 2007, 2006 and 2005, respectively.

18.	Disclosures About Fair Value of Financial Instruments

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Deposits
The fair value of demand, non-interest bearing checking, savings and certain money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using rates offered for deposits of similar remaining maturities as of year-end.

Borrowed Funds
The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings.

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of the periods presented:

	December 31, 2007		December 31, 2006

	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amounts	Fair Value	Amounts	Fair Value

Financial Assets
Cash and due from banks	$108,917	$108,917	$127,948	$127,948
Short-term investments	51,962	51,962	28,077	28,077
Investment securities	2,491,493	2,495,567	2,480,311	2,481,186
Loans held for sale	2,669	2,669	1,528	1,528
Loans, net	4,684,156	4,850,199	3,785,468	3,804,392
Accrued income receivable	35,071	35,071	29,440	29,440
Financial Liabilities
Interest and non-interest bearing checking, savings
and money market accounts	$2,311,598	$2,311,598	$2,133,200	$2,133,200
Time deposits	2,062,067	2,065,932	1,767,467	1,758,279
Borrowed funds	2,355,504	2,391,943	1,903,864	1,862,208

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

19.	Selected Quarterly Consolidated Information (unaudited)

The following tables present quarterly financial information of the Company for 2007 and 2006, respectively:

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share data)	2007	2007	2007	2007

Interest and dividend income	$106,510	$101,853	$98,111	$96,806
Interest expense	61,179	58,161	55,502	53,401

Net interest income before provision for loan losses	45,331	43,692	42,609	43,405
Provision for loan losses	2,300	1,000	600	1,000

Net interest income after provision for loan losses	43,031	42,692	42,009	42,405
Non-interest income	14,245	10,457	(7,766)	14,229
Non-interest expense	40,161	38,581	40,935	42,769

Income before taxes	17,115	14,568	(6,692)	13,865
Income tax provision	6,180	7,147	(2,833)	4,569

Net income	$10,935	$7,421	$(3,859)	$9,296

Basic and diluted earnings per share	$0.11	$0.07	$(0.04)	$0.09

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share data)	2006	2006	2006	2006

Interest and dividend income	$87,062	$86,348	$79,844	$77,778
Interest expense	47,241	43,811	37,240	33,159

Net interest income before provision for loan losses	39,821	42,537	42,604	44,619
Provision for loan losses	500	-	-	-

Net interest income after provision for loan losses	39,321	42,537	42,604	44,619
Non-interest income	12,567	14,798	12,033	12,233
Non-interest expense	35,852	34,867	36,978	40,409

Income (loss) before taxes	16,036	22,468	17,659	16,443
Income tax provision (benefit)	5,127	7,369	5,850	5,423

Net income (loss)	$10,909	$15,099	$11,809	$11,020

Basic and diluted earnings per share	$0.11	$0.15	$0.12	$0.11

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

20. Parent Company Statements

The Parent Company began operations on April 1, 2004 in conjunction with the Bank’s mutual-to-stock conversion and the Parent Company’s subscription and direct community offering of its common stock. The following represents the Parent Company’s balance sheets as of December 31, 2007 and 2006, and statements of income and cash flows for the years ended December 31, 2007, 2006 and 2005.

Balance Sheet
	December 31,
(In thousands)	2007	2006

Assets
Interest earning and other bank deposits	$114,346	$125,493
Investment securities		228
Investment in subsidiaries	1,290,881	1,159,949
Other assets	27,445	84,338

Total assets	$1,432,672	$1,370,008

Liabilities and shareholders’ equity
Accrued interest and other liabilities	$776	$476
Borrowings	24,789	7,227
Shareholders’ equity	1,407,107	1,362,305

Total liabilities and shareholders’ equity	$1,432,672	$1,370,008

Income Statement

	Year Ended December 31,

(In thousands)	2007	2006	2005

Revenues
Interest on investments	$2,285	$2,942	$4,751
Other income	536	139	9

Total revenue	2,821	3,081	4,760

Expenses
Contribution to NewAlliance Foundation	-	-	-
Interest on long term notes and debentures	1,869	710	701
Other expenses	16,104	15,852	12,024

Total expenses	17,973	16,562	12,725

Loss before tax benefit and equity in undistributed net income of subsidiaries	(15,152)	(13,481)	(7,965)
Income tax benefit	(5,735)	(4,732)	(2,839)

Loss before equity in undistributed net income of subsidiaries	(9,417)	(8,749)	(5,126)

Equity in undistributed net income of subsidiaries	33,210	57,586	57,725

Net income	$23,793	$48,837	$52,599

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Statement of Cash Flows

	Year Ended December 31,

(In thousands)	2007	2006	2005

Cash flows from operating activities
Net income	$23,793	$48,837	$52,599
Adjustments to reconcile net income to net cash provided by operating activities
Contribution of common stock to the NewAlliance Foundation	-	-	-
Undistributed income of NewAlliance Bank	(33,210)	(57,586)	(57,725)
ESOP expense	3,669	3,684	3,524
Restricted stock compensation expense	7,521	8,315	7,977
Stock option compensation expense	4,455	4,657	-
Deferred tax benefit	3,155	(246)	(2,052)
Amortization of investment securities, net	-	2	27
Net change in other assets and other liabilities	53,582	(41,738)	(863)

Net cash provided by operating activities	62,965	(34,075)	3,487

Cash flows from investing activities
Purchase of securities available for sale	-	-	-
Proceeds from maturity, sales, calls and principal reductions of
securities available for sale	118	19	11,030
Net investment in bank subsidiary	16,053	(12,256)	42,707

Net cash used in investing activities	16,171	(12,237)	53,737

Cash flows from financing activities
Net proceeds from common stock offering	-	-	-
Acquisition of common stock by ESOP	-	-	-
Shares issued for stock option exercises	512	55	-
Acquisition of treasury shares	(63,796)	(26,662)	(138,473)
Dividends paid	(26,999)	(24,159)	(22,332)

Net cash provided by financing activities	(90,283)	(50,766)	(160,805)

Net increase (decrease) in cash and cash equivalents	(11,147)	(97,078)	(103,581)

Cash and cash equivalents, beginning of period	125,493	222,571	326,152

Cash and cash equivalents, end of period	$114,346	$125,493	$222,571

Supplemental information
Cash paid for interest	$1,869	$710	$710

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

10.5	NewAlliance Bank Executive Incentive Plan. Incorporated herein by reference is Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q, filed May 8, 2006.
10.6	Employee Severance Plan. Incorporated herein by reference is Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q, filed November 8, 2007.
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
10.7.5

Amended and Restated Employment Agreement between NewAlliance Bank and Diane L. Wishnafski, effective September 25, 2007. Incorporated herein by reference is Exhibit 10.7.5 filed with the Company’s Quarterly Report on Form 10-Q, filed November 8, 2007.

10.7.6

Amended and Restated Employment Agreement between NewAlliance Bank and Brian S. Arsenault, effective September 25, 2007. Incorporated herein by reference is Exhibit 10.7.6 filed with the Company’s Current Report on Form 8-K, filed October 1, 2007.

10.7.7

Amended and Restated Employment Agreement between NewAlliance Bank and J. Edward Diamond, effective September 25, 2007. Incorporated herein by reference is Exhibit 10.7.7 filed with the Company’s Quarterly Report on Form 10-Q, filed November 8, 2007.

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

NewAlliance Bancshares, Inc.

By:	/s/ Peyton R. Patterson	February 26, 2008

Peyton R. Patterson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Peyton R. Patterson	Chairman of the Board, President and	February 26, 2008
Peyton R. Patterson	Chief Executive Officer
(principal executive officer)

/s/ Merrill B. Blanksteen	Executive Vice President, Chief Financial	February 26, 2008
Merrill B. Blanksteen	Officer and Treasurer
(principal financial officer)

/s/ Mark F. Doyle	Senior Vice President and Chief Accounting	February 26, 2008
Mark F. Doyle	Officer
(principal accounting officer)

/s/ Douglas K. Anderson	Director	February 26, 2008
Douglas K. Anderson

/s/ Roxanne J. Coady	Director	February 26, 2008
Roxanne J. Coady

/s/ John F. Croweak	Director	February 26, 2008
John F. Croweak

/s/ Sheila B. Flanagan	Director	February 26, 2008
Sheila B. Flanagan

/s/ Richard J. Grossi	Director	February 26, 2008
Richard J. Grossi

/s/ Carlton L. Highsmith	Director	February 26, 2008
Carlton L. Highsmith

/s/ Robert J. Lyons, Jr.	Director	February 26, 2008
Robert J. Lyons, Jr.

/s/ Eric A. Marziali	Director	February 26, 2008
Eric A. Marziali

/s/ Julia M. McNamara	Director	February 26, 2008
Julia M. McNamara

/s/ Gerald B. Rosenberg	Director	February 26, 2008
Gerald B. Rosenberg

/s/ Joseph H. Rossi	Director	February 26, 2008
Joseph H. Rossi

/s/ Nathaniel D. Woodson	Director	February 26, 2008
Nathaniel D. Woodson

/s/ Joseph A. Zaccagnino	Director	February 26, 2008
Joseph A. Zaccagnino