Form 10-Q
period 2008-03-31
NEWALLIANCE BANCSHARES INC
filed 2008-05-09
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

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
[ X ]   Yes         [    ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer ___

Non-accelerated filer ___	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	[ ] Yes	[ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	108,590,368
Class	Outstanding at May 5, 2008

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

SIGNATURES

New Alliance Bancshares, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except per share data) (Unaudited)	2008	2007

Assets
Cash and due from banks, noninterest bearing	$121,246	$108,917
Short-term investments	25,000	51,962

Cash and cash equivalents	146,246	160,879
Investment securities available for sale (note 5)	2,109,367	2,201,021
Investment securities held to maturity (note 5)	334,583	290,472
Loans held for sale	7,268	2,669
Loans, net (note 6)	4,713,540	4,684,156
Premises and equipment, net	61,530	61,939
Cash surrender value of bank owned life insurance	133,588	132,059
Goodwill (note 7)	528,117	531,191
Identifiable intangible assets (note 7)	50,952	53,316
Other assets (note 8)	96,818	93,282

Total assets	$8,182,009	$8,210,984

Liabilities
Deposits (note 9)
Non-interest bearing	$484,380	$477,408
Savings, interest-bearing checking and money market	2,027,301	1,834,190
Time	1,745,933	2,062,067

Total deposits	4,257,614	4,373,665
Borrowings (note 10)	2,424,860	2,355,504
Other liabilities	84,686	74,708

Total liabilities	6,767,160	6,803,877

Commitments and contingencies (note 14)

Stockholders’ Equity
Preferred stock,$0.01 par value; authorized 38,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares; issued 121,486 shares at March 31, 2008 and December 31, 2007	1,215	1,215
Additional paid-in capital	1,243,213	1,242,100
Unallocated common stock held by ESOP	(95,124)	(96,039)
Unearned restricted stock compensation	(23,544)	(25,466)
Treasury stock, at cost (12,896 shares at March 31, 2008 and 12,634 shares at December 31, 2007)	(181,389)	(178,401)
Retained earnings	456,958	451,729
Accumulated other comprehensive income (note 16)	13,520	11,969

Total stockholders’ equity	1,414,849	1,407,107

Total liabilities and stockholders’ equity	$8,182,009	$8,210,984

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended
	March 31,
(In thousands, except share data) (Unaudited)	2008	2007

Interest and dividend income
Residential real estate loans	$33,278	$29,820
Commercial real estate loans	18,887	18,372
Commercial business loans	7,365	8,118
Consumer loans	10,287	10,754
Investment securities	32,113	28,865
Short-term investments	284	877

Total interest and dividend income	102,214	96,806

Interest expense
Deposits	29,998	32,021
Borrowings	26,210	21,380

Total interest expense	56,208	53,401

Net interest income before provision for loan losses	46,006	43,405

Provision for loan losses	1,700	1,000

Net interest income after provision for loan losses	44,306	42,405

Non-interest income
Depositor service charges	6,632	6,489
Loan and servicing income	381	446
Trust fees	1,670	1,667
Investment management, brokerage & insurance fees	2,532	1,674
Bank owned life insurance	1,529	1,570
Net gain on securities	1,138	158
Net gain on sale of loans	257	197
Other	1,527	2,028

Total non-interest income	15,666	14,229

Non-interest expense
Salaries and employee benefits (notes 11 & 12)	23,689	21,857
Occupancy	4,895	4,404
Furniture and fixtures	1,686	1,741
Outside services	4,273	4,578
Advertising, public relations, and sponsorships	1,709	1,679
Amortization of identifiable intangible assets	2,364	3,088
Merger related charges	56	1,867
Other	3,565	3,555

Total non-interest expense	42,237	42,769

Income before income taxes	17,735	13,865

Income tax provision (note 13)	4,801	4,569

Net income	$12,934	$9,296

Basic earnings per share (note 17)	$0.13	$0.09
Diluted earnings per share (note 17)	0.13	0.09
Weighted-average shares outstanding (note 17)
Basic	100,277,267	104,196,785
Diluted	100,330,148	104,699,748
Dividends per share	$0.065	$0.060

See accompanying notes to consolidated financial statements.

New Alliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Three Months Ended March 31, 2008	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income	Equity

Balance December 31, 2007	108,852	$1,215	$1,242,100	$(96,039)	$(25,466)	$(178,401)	$451,729	$11,969	$1,407,107

Dividends declared ($0.065 per share)							(6,643)		(6,643)
Allocation of ESOP shares, net of tax			(119)	915					796
Treasury shares acquired (note 15)	(262)					(2,988)			(2,988)
Restricted stock expense					1,922				1,922
Excess tax benefit of stock-based compensation			107						107
Stock option expense			1,125						1,125
Adoption of EITF 06-4, net of tax (Note 2)							(1,062)		(1,062)

Comprehensive income:
Net income							12,934		12,934
Other comprehensive income, net of tax (note 16)								1,551	1,551

Total comprehensive income									14,485

Balance March 31, 2008	108,590	$1,215	$1,243,213	$(95,124)	$(23,544)	$(181,389)	$456,958	$13,520	$1,414,849

See accompanying notes to consolidated financial statements.

New Alliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

(In thousands) (Unaudited)	2008	2007

Cash flows from operating activities
Net income	$12,934	$9,296
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,700	1,000
Gain on sale of OREO	(68)	-
Restricted stock compensation expense	1,922	1,721
Stock option compensation expense	1,125	1,096
ESOP expense	796	973
Amortization of identifiable intangible assets	2,364	3,088
Net amortization/accretion of fair market adjustments from net assets acquired	(1,289)	(1,922)
Net amortization/accretion of investment securities	(839)	3
Change in deferred income taxes	2,057	3,240
Depreciation and amortization	1,772	1,769
Net gain on securities	(1,138)	(158)
Net gain on sales of performing loans	(257)	(197)
Proceeds from sales of loans held for sale	21,709	6,622
Loans originated for sale	(26,151)	(13,630)
Gain on sale of fixed assets	(4)	-
Loss (gain) on limited partnerships	209	(669)
Increase in cash surrender value of bank owned life insurance	(1,529)	(1,570)
(Increase) decrease in other assets	(6,300)	75,281
Increase (decrease) in other liabilities	11,422	(15,119)

Net cash provided by operating activities	20,435	70,824

Cash flows from investing activities
Purchase of securities available for sale	(121,532)	(14,110)
Purchase of securities held to maturity	(58,995)	-
Proceeds from maturity, sales, calls and principal reductions of securities available for sale	217,272	112,120
Proceeds from maturity, calls and principal reductions of securities held to maturity	15,124	13,863
Net increase in loans held for investment	(30,924)	(226,611)
Net cash acquired in acquisitions	-	124,163
Proceeds from sales of other real estate owned	517	-
Purchase of premises and equipment	(1,342)	(2,600)

Net cash provided by investing activities	20,120	6,825

Cash flows from financing activities
Net decrease in customer deposit balances	(116,044)	(88,457)
Net increase in short-term borrowings	35,368	3,120
Proceeds from long-term borrowings	198,000	291,000
Repayments of long-term borrowings	(162,988)	(209,871)
Shares issued for stock option exercise	-	10
Excess tax benefit of stock-based compensation	107	93
Acquisition of treasury shares	(2,988)	(1,838)
Dividends declared	(6,643)	(6,400)

Net cash used by financing activities	(55,188)	(12,343)

Net (decrease) increase in cash and cash equivalents	(14,633)	65,306

Cash and equivalents, beginning of period	160,879	156,025

Cash and equivalents, end of period	$146,246	$221,331

Supplemental information
Cash paid for
Interest on deposits and borrowings	57,460	52,309
Income taxes (refunded) paid, net	(1,590)	528
Noncash transactions
Net non-cash liabilities acquired	-	(145,927)
Value of shares issued for acquisitions	-	58,939

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements of NewAlliance Bancshares, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current year presentation. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant near-term change relate to the determination of the allowance for loan losses, the obligation and expense for pension and other postretirement benefits, estimates used to evaluate asset impairment including income tax contingencies and deferred tax assets and liabilities, stock-based compensation and the recoverability of goodwill and other intangible assets.

2.	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures regarding derivative instruments and hedging activities that include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit-risk-related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management believes that the adoption of SFAS No. 161 will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires among other things, that acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition; that the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; that the acquisition-date fair value be used as the measurement objective for all assets acquired and liabilities assumed; and that the acquirer provide certain disclosures that will allow users of the financial statements to understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Management is currently analyzing the impact of this pronouncement on the financial statements. The adoption of SFAS No. 141(R) would apply prospectively to any future business combinations. It is expected to have a significant effect on NewAlliance’s consolidated financial statements, and therefore the impact would be determined when a business combination occurs.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities”, to permit all entities to choose to elect to measure eligible financial instruments at fair value. A business entity shall report in earnings, unrealized gains and losses on items for which the fair value option has been elected. Eligible items include any recognized financial assets and liabilities with certain exceptions including but not limited to, deposit liabilities, investments in subsidiaries, and certain deferred compensation arrangements. The decision about whether to elect the fair value option is generally applied on an instrument-by-instrument basis, is generally irrevocable, and is applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. This Statement was effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Management did not elect the fair value option for any of the Company’s eligible financial assets or liabilities on January 1, 2008.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP as it establishes a fair value hierarchy. SFAS No. 157 will require companies to make expanded disclosures about fair value measurements. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. See Note 3 in Notes to Unaudited Consolidated Financial Statements for additional information.

In February 2008, the FASB issued FASB Staff Position FAS No. 157-2,“Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the January 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP No. 157-2 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4,“Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with an employee such as the promise to maintain a life insurance policy or provide a death benefit. The Company adopted the provisions of these standards effective January 1, 2008 which resulted in the recording of a liability of $1.6 million with a corresponding reduction to retained earnings, (net of tax).

3.	Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP, it establishes a fair value hierarchy and will require companies to make expanded disclosures about fair value measurements. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. This category generally includes U.S. Government and agency mortgage backed securities; corporate debt securities, derivative contracts and residential mortgage loans held-for-sale.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following table details the financial instruments carried at fair value on a recurring basis as of March 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

March 31, 2008

	Quoted Prices in		Significant
	Active Markets for	Significant	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale	$210,837	$1,782,244	$-

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. The Company utilizes a 3 rd party to obtain pricing for its securities portfolio. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include mortgage-backed securities and municipal obligations.

The following table details the financial instruments carried at fair value on a nonrecurring basis as of March 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2008

	Quoted Prices in		Significant
	Active Markets for	Significant	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$-	$-	$3,589
Impaired Loans	-	-	2,651

The following is a description of the valuation methodologies used for instruments measured at fair value.

Loan Servicing Rights: A Loan Servicing Right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

Impaired loans: Impaired loans for which the Bank expects to receive less than the contracted balance are written down to fair value. These loans are written down through a specific reserve within the Bank’s total loan loss reserve allowance. The fair value of these assets are classified within Level 3 of the valuation hierarchy and are estimated based on either collateral values supported by appraisals, or observed market prices.

4.	Business Combinations

There were no business combinations completed for the quarter ended March 31, 2008. The following table summarizes acquisitions completed since January 1, 2007.

		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Connecticut Investment Management, Inc.	3/5/2007	$951	$652	$753	$1,363	$2,000	$-	$2,000
Westbank Corporation, Inc.	1/2/2007	716,834	42,967	79,940	14,232	58,447	4,009	117,386

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

5.	Investment Securities

	The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2008 and December 31, 2007.

		March 31, 2008				December 31, 2007

			Gross	Gross			Gross	Gross
		Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
	(In thousands)	cost	gains	losses	value	cost	gains	losses	value

	Available for sale
	U.S. Treasury obligations	$1,092	$2	$-	$1,094	$1,092	$3	$-	$1,095
	U.S. Government sponsored enterprise obligations	180,240	1,234	(4)	181,470	201,408	672	(21)	202,059
	Corporate obligations	22,502	162	(16)	22,648	22,531	130	(146)	22,515
	Other bonds and obligations	44,182	91	(1,626)	42,647	52,853	56	(275)	52,634
	Marketable and trust preferred equity securities	201,672	112	(8,320)	193,464	200,303	154	(3,231)	197,226
	Mortgage-backed securities	1,641,461	27,777	(1,194)	1,668,044	1,706,966	21,098	(2,572)	1,725,492

	Total available for sale	2,091,149	29,378	(11,160)	2,109,367	2,185,153	22,113	(6,245)	2,201,021

	Held to maturity
	Mortgage-backed securities	326,998	7,702	-	334,700	282,887	4,362	(281)	286,968
	Other bonds	7,585	105	-	7,690	7,585	25	(33)	7,577

	Total held to maturity	334,583	7,807	-	342,390	290,472	4,387	(314)	294,545

	Total securities	$2,425,732	$37,185	$(11,160)	$2,451,757	$2,475,625	$26,500	$(6,559)	$2,495,566

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of March 31, 2008.

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Treasury obligations	$-	$-	$-	$-	$-	$-
U. S. Government sponsored enterprise obligations	823	(4)	-	-	823	(4)
Corporate obligations	4,330	(16)	-	-	4,330	(16)
Other bonds and obligations	38,216	(1,626)	-	-	38,216	(1,626)
Marketable and trust preferred equity obligations	40,808	(8,095)	1,775	(225)	42,583	(8,320)
Mortgage-backed securities	76,830	(1,194)	-	-	76,830	(1,194)

Total securities with unrealized losses	$161,007	$(10,935)	$1,775	$(225)	$162,782	$(11,160)

Of the issues summarized above, 65 issues have unrealized losses for less than twelve months and one has an unrealized loss for twelve months or more. Management believes that no individual unrealized loss as of March 31, 2008 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions and the unrealized losses on these securities are attributable to changes in market interest rates. None of the securities are backed by sub-prime mortgage loans. The unrealized losses reported for corporate obligations and other bonds and obligations relate to securities that are investment grade and the unrealized losses on these securities are attributable to changes in market interest rates rather than credit quality of the issuer. In addition to market interest rates, the unrealized losses reported for trust preferred equity securities are also attributable to the current market stress partially resulting from efforts by banks to raise capital. This has in turn inflated coupon rates on new issues of trust preferred equity securities versus lower rates on the Company’s portfolio of A- to AAA rated, non-perpetual seasoned issues of trust preferred equity securities. The Company has the ability and intent to hold the securities contained in the table for a period of time necessary to recover the unrealized losses, which may be until maturity.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

6.	Loans

The composition of the Company’s loan portfolio is as follows:
	March 31,	December 31,
(In thousands)	2008	2007

Residential real estate	$2,391,755	$2,360,921
Commercial real estate	989,961	947,185
Construction
Residential	22,547	29,023
Commercial	208,142	247,428
Commercial business	454,463	457,745
Consumer
Home equity and equity lines of credit	662,395	652,107
Other	29,691	33,560

Total consumer	692,086	685,667

Total loans	4,758,954	4,727,969
Allowance for loan losses	(45,414)	(43,813)

Total loans, net	$4,713,540	$4,684,156

At March 31, 2008 and December 31, 2007, the Company’s residential real estate loan, residential construction, home equity loan and equity lines of credit portfolios are entirely collateralized by one to four family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan and commercial construction portfolios are collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralize the majority of the commercial business loan portfolio.

The following table provides a summary of activity in the allowance for loan losses.
	At or For the Three Months
	Ended March 31,

(In thousands)	2008	2007

Balance at beginning of period	$43,813	$37,408
Net allowance gained through acquisitions	-	3,739
Provision for loan losses	1,700	1,000
Charge-offs
Residential and commercial real estate loans	51	2
Commercial business loans	270	538
Consumer loans	146	112

Total charge-offs	467	652

Recoveries
Residential and commercial real estate loans	15	250
Commercial business loans	320	53
Consumer loans	33	132

Total recoveries	368	435

Net charge-offs	99	217

Balance at end of period	$45,414	$41,930

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

7.	Goodwill and Identifiable Intangible Assets

	The changes in the carrying amount of goodwill and identifiable intangible assets for the three months ended March 31, 2008 are summarized as follows:

				Total
			Core Deposit	Identifiable
			and Customer	Intangible
	(In thousands)	Goodwill	Relationships	Assets

	Balance, December 31, 2007	$531,191	$53,316	$53,316
	Other	(3,074)	-	-
	Amortization expense	-	(2,364)	(2,364)

	Balance, March 31, 2008	$528,117	$50,952	$50,952

	Estimated amortization expense for the year ending:
	Remaining 2008		$7,092	$7,092
	2009		8,501	8,501
	2010		7,811	7,811
	2011		7,556	7,556
	2012		7,556	7,556
	Thereafter		12,436	12,436

The reduction of $3.1 million in goodwill, shown above as other, was primarily due to a reduction of unrecognized tax benefits for tax positions taken in prior years based on the settlement of an IRS examination.

The components of identifiable intangible assets are comprised of core deposit and customer relationships which had the following balances at March 31, 2008:

	Original		Balance
	Recorded	Cumulative	March 31,
(In thousands)	Amount	Amortization	2008

Core deposit and customer relationships	$86,908	$35,956	$50,952

8.	Other Assets

Selected components of other assets are as follows:

(In thousands)	March 31, 2008	December 31, 2007

Deferred tax asset, net	$8,006	$10,033
Accrued interest receivable	33,643	35,071
Prepaid pension	13,815	14,180
Investments in limited partnerships and other investments	8,940	9,069
All other	32,414	24,929

Total other assets	96,818	93,282

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

9.          Deposits

A summary of deposits by account type is as follows:
(In thousands)	March 31, 2008	December 31, 2007

Savings	$1,126,787	$941,051
Money market	494,845	492,042
NOW	405,669	401,097
Demand	484,380	477,408
Time	1,745,933	2,062,067

Total deposits	$4,257,614	$4,373,665

10.        Borrowings

The following is a summary of the Company’s borrowed funds:
	March 31,	December 31,
(In thousands)	2008	2007

FHLB advances (1)	$2,211,038	$2,136,965
Repurchase agreements	187,512	192,145
Mortgage loans payable	1,425	1,459
Junior subordinated debentures issued to affiliated trusts (2)	24,885	24,935

Total borrowings	$2,424,860	$2,355,504

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $8.6 million and $9.6 million at March 31, 2008 and December 31, 2007, respectively.

(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $250,000 and $300,000 at March 31, 2008 and December 31, 2007, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

FHLB advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. At March 31, 2008 and December 31, 2007, the Bank was in compliance with the FHLB collateral requirements. At March 31, 2008, the Company could borrow an additional $162.6 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity of approximately $797.4 million would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $121.5 million as of March 31, 2008, all of which was available on that date. At March 31, 2008, the majority of the Company’s $2.20 billion outstanding FHLB advances were at fixed rates, while only $15.0 million had floating rates.

11.       Pension and Other Postretirement Benefit Plans

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents the amount of net periodic pension cost for the three months ended March 31, 2008 and 2007.

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2008	2007	2008	2007	2008	2007

Service cost - benefits earned during the period	$787	$809	$134	$125	$49	$50
Interest cost on projected benefit obligation	1,363	1,258	177	159	93	88
Expected return on plan assets	(1,798)	(1,786)	-	-	-	-
Amortization:
Transition	-	-	-	-	13	13
Prior service cost	13	13	2	2	-	-
Loss (gain)	-	79	-	-	(20)	(6)

Net periodic benefit cost	$365	$373	$313	$286	$135	$145

In connection with its conversion to a state-chartered stock bank, the Company established an ESOP to provide substantially all employees of the Company the opportunity to become stockholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 26 years. The unallocated ESOP shares are pledged as collateral on the loan.

At March 31, 2008, the loan had an outstanding balance of $101.6 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6,“Employers’ Accounting for Employee Stock Ownership Plans.” Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three months ended March 31, 2008 and 2007 was approximately $730,000 and $1.0 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of March 31, 2008 were as follows:

Shares released for allocation	975,773
Unreleased shares	6,478,789

Total ESOP shares	7,454,562

Market value of unreleased shares at March 31, 2008 (in thousands)	$79,430

12.	Stock-Based Compensation

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

Option Awards

Options awarded to date are for a term of ten years. Substantially all of these options were awarded on the original award date of June 17, 2005 and these 2005 options have the following vesting schedule: 40% vested at year-end 2005, 20% vested at year-end 2006 and 2007, respectively and 20% will vest at year-end of 2008. Subsequent awards have vesting periods of either three

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

or four years. The Company has assumed a 0.4% forfeiture rate as the majority of the options have been awarded to senior level management. Compensation expense recorded on options for the three months ended March 31, 2008 and 2007 was $1.1 million for both periods or after tax expense of approximately $730,000 and $715,000, respectively. It is anticipated that the Company will recognize expense on options of approximately $4.2 million, $167,000, $142,000, $58,000 and $4,000 in calendar years 2008 through 2012, unless additional awards are granted.

Options to purchase 59,250 shares were granted to employees during the three months ended March 31, 2008 and 60,000 shares were granted during the three months ended March 31, 2007. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $1.86 and $2.69 for these options which were granted in 2008 and 2007, respectively. The weighted-average related assumptions for the three months ended March 31, 2008 and 2007 are presented in the following table.

	2008	2007

Risk-free interest rate	2.80%	4.46%
Expected dividend yield	2.15%	1.50%
Expected volatility	16.11%	16.02%
Expected life	6.25 years	3.84 years

A summary of option activity under the LTCP as of March 31, 2008 and changes during the period ended is presented below.
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,537,660	$14.41
Granted	59,250	12.08
Exercised	-	-
Forfeited/cancelled	(2,350)	13.84
Expired	(5,850)	14.39

Options outstanding at March 31, 2008	8,588,710	$14.40	7.26	$11

Options exercisable at March 31, 2008	6,749,072	$14.40	7.22	$-

The following table summarizes the nonvested options during the three months ended March 31, 2008.
		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2008	1,801,508	$2.65
Granted	59,250	1.86
Vested	(18,770)	2.67
Forfeited / Cancelled	(2,350)	2.39

Nonvested at March 31, 2008	1,839,638	$2.62

Restricted Stock Awards

To date, 3,530,217 shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and these 2005 awards have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards in 2006, 2007 and 2008 have vesting schedules of either three or four years. The associated expense is recorded based on the vesting schedules. Compensation expense recorded on restricted stock for the three months ended March 31, 2008 and 2007 was approximately $1.9 million and $1.7 million or after tax expense of approximately $1.2 million and $1.1 million, respectively. The Company anticipates that it will record expense of approximately $7.0 million, $6.4 million, $6.3 million, $4.1 million and $29,000 in calendar years 2008 through 2012, respectively, unless additional awards are granted.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the nonvested restricted stock awards during the three months ended March 31, 2008.
		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2008	2,262,216	$14.42
Granted	58,300	12.08
Vested	(485,611)	14.42
Forfeited / Cancelled	-	-

Nonvested at March 31, 2008	1,834,905	$14.34

13.	Income Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities and excess tax benefits related to the vesting of restricted stock. Deferred taxes charged to goodwill were in connection with prior acquisitions. The Company had a net deferred tax asset of $8.0 million and $10.0 million at March 31, 2008 and December 31, 2007, respectively.

The allocation of deferred tax expense involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended
	March 31,

(In thousands)	2008	2007

Deferred tax expense allocated to:
Stockholders’ equity, tax effect of net unrealized gain on investment
securities available for sale, net of valuation allowance	$798	$3,234
Stockholders’ equity, tax impact of adoption of EITF 06-04	(572)	-
Goodwill	(256)	(3,782)
Income	2,057	3,240

Total deferred tax expense	$2,027	$2,692

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Three months ended
(In thousands)	March 31, 2008

Balance at December 31, 2007	$4,436
Additions for tax positions of current year	40
Additions for tax positions of prior year	15
Reductions for tax positions of prior year	(205)
Settlements with taxing authorities	(3,864)

Balance at March 31, 2008	$422

Included in the balance at March 31, 2008 are $422,000 of tax positions for which the ultimate deductibility is highly uncertain and for which the disallowance of the tax position would affect the annual effective tax rate. The Company anticipates that approximately $75,000 to $125,000 of unrecognized tax benefits will reverse in the next twelve months due to statute expirations. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2008, the Company has accrued approximately $121,000 in interest and penalties.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2002. In the first quarter of 2006, the Internal Revenue Service (IRS) commenced an examination of the 2003 and 2004 tax years for the Company and various acquired entities. As of March 31, 2008, the IRS has completed their audit and they have communicated $64,000 of adjustments before interest, to the audited tax years. As a result of the settlement with the IRS, the Company released $924,000 of interest and penalties on unrecognized tax benefits through continuing operations and $2.9 million of unrecognized tax benefits through goodwill.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

14.	Commitments and Contingencies

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

The table below summarizes the Company’s commitments and contingencies discussed above.

	March 31,	December 31,
(In thousands)	2008	2007

Loan commitments	$152,531	$71,191
Unadvanced portion of construction loans	145,774	163,302
Standby letters of credit	14,852	15,885
Unadvanced portion of lines of credit	572,884	560,298

Total commitments	$886,041	$810,676

Other Commitments

As of March 31, 2008 and December 31, 2007, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $2.8 million for each period which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

There are no material legal proceedings or other litigation. See Part II, Item I, Legal Proceedings, of this Form 10-Q.

15.	Stockholders’ Equity

At March 31, 2008 and December 31, 2007, stockholders’ equity amounted to $1.41 billion, representing 17.3% and 17.1% of total assets, respectively. The Company paid cash dividends totaling $0.065 per share on common stock during the three months ended March 31, 2008.

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

Share Repurchase Plan

On January 31, 2006, the Company’s Board of Directors authorized a repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 5,291,000 shares of common stock at a weighted average price of $13.46 per share as of March 31, 2008. There is no set expiration date for this repurchase plan.

Regulatory Capital

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At March 31, 2008, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table provides information on the capital ratios.
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
March 31, 2008
Tier 1 Capital (to Average Assets)	$688,883	9.2%	$301,107	4.0%	$376,384	5.0%
Tier 1 Capital (to Risk Weighted Assets)	688,883	15.5	177,266	4.0	265,898	6.0
Total Capital (to Risk Weighted Assets)	734,297	16.6	354,531	8.0	443,164	10.0

December 31, 2007
Tier 1 Capital (to Average Assets)	$692,735	9.1%	$304,876	4.0%	$381,095	5.0%
Tier 1 Capital (to Risk Weighted Assets)	692,735	15.6	178,102	4.0	267,153	6.0
Total Capital (to Risk Weighted Assets)	736,548	16.5	356,204	8.0	445,254	10.0

NewAlliance Bancshares, Inc.
March 31, 2008
Tier 1 Capital (to Average Assets)	$845,112	11.2%	$301,849	4.0%	$377,311	5.0%
Tier 1 Capital (to Risk Weighted Assets)	845,112	18.9	178,462	4.0	267,692	6.0
Total Capital (to Risk Weighted Assets)	890,526	20.0	356,923	8.0	446,154	10.0

December 31, 2007
Tier 1 Capital (to Average Assets)	$833,596	10.9%	$305,288	4.0%	$381,610	5.0%
Tier 1 Capital (to Risk Weighted Assets)	833,596	18.6	179,225	4.0	268,837	6.0
Total Capital (to Risk Weighted Assets)	877,409	19.6	358,449	8.0	448,062	10.0

16.    Other Comprehensive Income

The following table presents the components of other comprehensive income and the related tax effects for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,

(In thousands)	2008	2007

Net income	$12,934	$9,296
Other comprehensive income, before tax
Unrealized gains on securities
Unrealized holding gains, arising during the period	3,487	9,400
Reclassification adjustment for gains included in net income	(1,138)	(158)

Other comprehensive income, before tax	2,349	9,242
Income tax expense, net of valuation allowance	(798)	(3,234)

Other comprehensive income, net of tax	1,551	6,008

Comprehensive income	$14,485	$15,304

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

17.    Earnings Per Share

The calculation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 is presented below.

	Three Months Ended
	March 31,

(In thousands, except per share data)	2008	2007

Net income	$12,934	$9,296
Average common shares outstanding for basic EPS	100,277	104,197
Effect of dilutive stock options and unvested stock awards	53	503

Average common and common-equivalent shares for dilutive EPS	100,330	104,700
Net income per common share:
Basic	$0.13	$0.09
Diluted	0.13	0.09

Forward-Looking Statements

This report may contain certain forward-looking statements as that term is defined in the U.S. federal securities laws.

“Forward-looking statements are based on certain assumptions and describe future plans, strategies, and expectations of Management and are generally identified by use of the word “plan”, “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Management’s ability to predict results or the actual effects of its plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

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

•	Competitive pressures among depository and other financial institutions may increase significantly and may decrease the profit margin associated with its business;
•	Legislative or regulatory changes, including those related to residential mortgages and changes in accounting standards, may adversely affect the businesses in which NewAlliance is engaged;
•	Local, state or federal taxing authorities may take tax positions that are adverse to NewAlliance;
•	Costs or difficulties related to the integration of acquired businesses may be greater than expected;
•	Expected cost savings associated with completed mergers may not fully be realized or realized within expected time frames;
•	Deposit attrition, customer loss or revenue loss following completed mergers may be greater than expected;
•	Adverse changes may occur in the securities markets impacting the value of NewAlliance’s investments; and
•	Competitors of NewAlliance may have greater financial resources and develop products that enable them to compete more successfully than NewAlliance.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation. Management undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand NewAlliance Bancshares, Inc., our operations and our present business environment. We believe transparency and clarity are the primary goals of successful financial reporting. We remain committed to increasing the transparency of our financial reporting, providing our stockholders with informative financial disclosures and presenting an accurate view of our financial disclosures, financial position and operating results.

MD&A is provided as a supplement to—and should be read in conjunction with—our Consolidated Financial Statements and the accompanying notes thereto contained in Part I, Item 1, of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2007. The following sections are included in MD&A:

• Our Business — a general description of our business, our objectives and regulatory considerations.

• Critical Accounting Estimates — a discussion of accounting estimates that require critical judgments and estimates.

• Recent Accounting Changes — a discussion of recently adopted accounting pronouncements or changes.

• Operating Results — an analysis of our Company’s consolidated results of operations for the periods presented in our Consolidated Financial Statements.

• Financial Condition and Management of Market and Interest Rate Risk — an overview of financial condition and market and interest rate risk.

Our Business

General

NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.18 billion and stockholders’ equity of $1.41 billion at March 31, 2008. Its business philosophy is to operate as a community bank with local decision-making authority.

The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, income and expenses pertaining to other real estate owned, gains and losses from sales of loans and securities and non-interest income and expenses.Non-interest income primarily consists of fee income from depositors and wealth management services and bank owned life insurance (“BOLI”). Non-interest expenses consist principally of compensation and employee benefits, occupancy, data processing, amortization of acquisition related intangible assets, marketing, professional services and other operating expenses.

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

Significant factors management reviews to evaluate achievement of the Company’s operating objectives and its operating results and financial condition include, but are not limited to: net income and earnings per share, performance of acquisitions and integration activities, return on equity and assets, net interest margin, non-interest income, operating expenses related to total assets and efficiency ratio, asset quality, loan and deposit growth, capital management, liquidity and interest rate sensitivity levels, customer service standards, market share and peer comparisons.

Regulatory Considerations

NewAlliance and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission. Please refer to NewAlliance’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

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

We believe that our most critical accounting policies, and those which involve the most complex subjective decisions or assessments relate to income taxes, pension and other postretirement benefits, goodwill and intangible assets, the allowance for loan losses and stock-based compensation. None of the Company’s critical accounting estimates have changed during the quarter. A brief description of our current policies involving significant management valuation judgments follows:

Income Taxes

Management uses the asset and liability method of accounting for income taxes in which defined tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

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

The reserve for tax contingencies contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. The effective income tax rate is also affected by changes in tax law, entry into new tax jurisdictions, the level of earnings and the results of tax audits.

Pension and Other Postretirement Benefits

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

Goodwill and Identifiable Intangible Assets

We evaluate goodwill and identifiable intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value of the goodwill or identifiable intangible assets may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses based on discounted cash flow modeling techniques, considering publicly available market information and using an independent valuation firm, as appropriate. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies.

Allowance for Loan Losses

The allowance for loan losses reflects management’s best estimate of probable losses inherent in the loan portfolio. The adequacy of the allowance is determined based upon a detailed evaluation of the portfolio and sub-portfolios through a process which considers numerous factors, including levels and direction of delinquencies, non-performing loans and assets, risk ratings, estimated credit losses using both internal and external portfolio reviews, current economic and market conditions, concentrations, portfolio volume and mix, changes in underwriting, experience of staff, historical loss rates over the business cycle and current economic trends. All of these factors may be susceptible to significant change.

Stock-Based Compensation

We have a stock-based compensation plan, which includes non-qualified stock options and non-vested share awards. Fair value at the grant date is determined using the Black-Scholes option-pricing model and associated assumptions include future volatility of our stock price, expected dividend yield and future employee turnover rates. Changes in these assumptions can materially affect the fair value estimate.

A complete discussion of critical accounting estimates can be found in the Company’s most recent Annual Report on Form 10-K (fiscal year ended December 31, 2007).

Recent Accounting Changes

We adopted the following new accounting pronouncements on January 1, 2008:

•	Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements;”
•	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities;”
•	Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements;” and
•	EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.”

SFAS No. 157 had no impact on retained earnings and is not expected to have a material impact on our statements of income and condition. We have not made material changes to our valuation methodologies as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. For further information, see Note 3 in the Notes to the Unaudited Consolidated Financial Statements.

SFAS No. 159 had no impact on retained earnings as management did not elect the fair value option for any of the Company’s eligible financial assets or liabilities as of January 1, 2008.

EITF Issue 6-4 and EITF Issue 06-10 had the effect of recording a liability in the amount of $1.6 million with a corresponding reduction to retained earnings. For further information, see Note 2 in the Notes to the Unaudited Consolidated Financial Statements.

Operating Results for the Three Months Ended March 31, 2008 and 2007

Executive Overview

In 2007 the Company completed two acquisitions, Westbank Corporation (“Westbank”) on January 2nd and Connecticut Investment Management, Inc. (“CIMI”) on March 5th. Westbank was the holding company for Westbank, a commercial bank and trust company with 16 banking offices in Massachusetts and Connecticut. CIMI was a registered investment advisory firm with approximately $190.0 million in assets under management. Further information regarding acquisitions can be found in Note 4, “Business Combinations” in the Notes to the Unaudited Consolidated Financial Statements.

Net income for the first quarter of 2008 was $12.9 million or $0.13 per diluted share, compared to $9.3 million or $0.09 per diluted share for the first quarter of 2007. The increase in earnings of nearly 40.0% was primarily due to an increase in net interest income and non-interest income, as well as a decrease in merger related charges. These improvements were partially offset by an increase in operating expenses primarily due to a severance charge for an executive. Our return on average assets increased 16 basis points and our return on average equity increased 92 basis points.

The net interest margin experienced an improvement of six basis points in the three months ended March 31, 2008 compared to the same period in 2007. Our strong loan growth and the restructuring of the investment securities portfolio during the 2nd quarter of 2007 more than offset the decrease in the average yield earned on the loan portfolio. The net interest margin was also improved by the reduction in deposit costs, partially offset by an increase in FHLB borrowings expense. Overall, however, net interest income increased $2.6 million, or 6.0%, for the three months ended March 31, 2008 over the three months ended March 31, 2007.

Our continued focus on maintaining credit quality has resulted in positive asset quality ratios as of March 31, 2008. The allowance for loan losses to total loans increased two basis points to 0.95% from 0.93% at December 31, 2007. The ratio of nonperforming loans to total loans was 0.40% at March 31, 2008 which was only slightly higher than 0.35% at December 31, 2007 and an improvement of one basis point from March 31, 2007 when the ratio was 0.41%. Net charge-offs were $99,000 for the three months ended March 31, 2008 compared to $217,000 for the same period in 2007.

Stockholders’ equity remained essentially flat with December 31, 2007 as net income for the three months ended March 31, 2008 of $12.9 million, was partially offset by a cash dividend paid in the amount of $6.6 million, or $0.065 per common share, as well as the repurchase of approximately 148,000 shares for $1.7 million. Dividend payments and stock buybacks are in accordance with our continued strategy of judicial capital deployment. The Tier I capital ratio was 11.20% at March 31, 2008. Per common share data also improved as of March 31, 2008 from March 31, 2007. Book value per share increased to $13.03 from $12.62 and tangible book value per share increased to $7.70 from $7.40. Diluted weighted average shares decreased by 4.4 million shares which was a factor in the increase in earnings per share.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data
	Three Months Ended
	March 31,

(Dollars in thousands, except per share data)	2008	2007

Condensed Income Statement
Interest and dividend income	$102,214	$96,806
Interest expense	56,208	53,401

Net interest income before provision for loan losses	46,006	43,405
Provision for loan losses	1,700	1,000

Net interest income after provision for loan losses	44,306	42,405
Non-interest income	15,666	14,229
Operating expenses	42,181	40,902
Merger related charges	56	1,867

Income before income taxes	17,735	13,865
Income tax provision	4,801	4,569

Net income	$12,934	$9,296

Weighted average shares outstanding
Basic	100,277,267	104,196,785
Diluted	100,330,148	104,699,748
Earnings per share
Basic	$0.13	$0.09
Diluted	0.13	0.09

Financial Ratios
Return on average assets (1)	0.64%	0.48%
Return on average equity (1)	3.66	2.74
Net interest margin (1)	2.56	2.50

Non-GAAP Ratios
Efficiency ratio (2)	69.24	75.15

Per share data
Book value per share	$13.03	$12.62
Tangible book value per share	7.70	7.40

(1)	Annualized.
(2)
The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, to the sum of net interest income and non-interest income, excluding security and limited partnership net gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to investors in evaluating Company performance.

Average Balances, Interest, Average Yields/Cost and Rate/Volume Analysis
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

Table 3 below presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) change attributable to change in volume (change in volume multiplied by prior rate), (ii) change attributable to change in rate (change in rate multiplied by prior volume); and (iii) the change attributable to rate and volume (change in rate multiplied by change in volume), which is prorated between the changes in rate and volume.

Table 2: Average Balance Sheets for the Three Months Ended March 31, 2008 and 2007
	Three Months Ended

	March 31, 2008			March 31, 2007

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,396,849	$33,278	5.55%	$2,146,803	$29,820	5.56%
Commercial real estate	1,199,161	18,887	6.30	1,121,284	18,372	6.55
Commercial business	456,668	7,365	6.45	444,460	8,118	7.31
Consumer	687,913	10,287	5.98	651,553	10,754	6.60

Total Loans	4,740,591	69,817	5.89	4,364,100	67,064	6.15
Short-term investments	28,668	284	3.96	64,418	878	5.45
Investment securities	2,409,659	32,113	5.33	2,512,434	28,864	4.60

Total interest-earning assets	7,178,918	$102,214	5.70%	6,940,952	$96,806	5.58%
Non-interest-earning assets	946,738			849,415

Total assets	$8,125,656			$7,790,367

Interest-bearing liabilities
Deposits
Money market	$492,249	$3,221	2.62%	$508,232	$3,991	3.14%
NOW	381,017	517	0.54	418,209	1,042	1.00
Savings	998,291	5,750	2.30	841,355	3,234	1.54
Time	1,942,892	20,510	4.22	2,137,139	23,754	4.45

Total interest-bearing deposits	3,814,449	29,998	3.15	3,904,935	32,021	3.28
Repurchase agreements	189,980	1,149	2.42	200,814	1,923	3.83
FHLB advances and other borrowings	2,170,195	25,061	4.62	1,740,776	19,457	4.47

Total interest-bearing-liabilities	6,174,624	56,208	3.64%	5,846,525	53,401	3.65%
Non-interest-bearing demand deposits	459,678			506,646
Other non-interest-bearing liabilities	76,440			78,166

Total liabilities	6,710,742			6,431,337
Equity	1,414,914			1,359,030

Total liabilities and equity	$8,125,656			$7,790,367

Net interest-earning assets	$1,004,294			$1,094,427

Net interest income		$46,006			$43,405

Interest rate spread			2.06%			1.93%
Net interest margin (net interest income
as a percentage of total interest-earning assets)			2.56%			2.50%
Ratio of total interest-earning assets
to total interest-bearing liabilities			116.26%			118.72%

Table 3: Rate/Volume Analysis
	Three Months Ended
	March 31, 2008
	Compared to
	Three Months Ended
	March 31, 2007

	Increase (Decrease)
	Due to
(In thousands)	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$(13)	$3,471	$3,458
Commercial real estate	(730)	1,245	515
Commercial business	(971)	218	(753)
Consumer	(1,046)	579	(467)

Total loans	(2,760)	5,513	2,753
Short-term investments	(196)	(398)	(594)
Investment securities	4,468	(1,219)	3,249

Total interest-earning assets	$1,512	$3,896	$5,408

Interest-bearing liabilities
Deposits
Money market	$(647)	$(123)	$(770)
NOW	(439)	(86)	(525)
Savings	1,831	685	2,516
Time	(1,155)	(2,089)	(3,244)

Total interest bearing deposits	(410)	(1,613)	(2,023)
Repurchase agreements	(675)	(99)	(774)
FHLB advances and other borrowings	664	4,940	5,604

Total interest-bearing liabilities	(421)	3,228	2,807

Increase in net interest income	$1,933	$668	$2,601

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

As shown in Table 2, net interest income for the quarter ended March 31, 2008 was $46.0 million, an increase of $2.6 million from March 31, 2007. The increase is due to a 6 basis point increase in the net interest margin to 2.56% at March 31, 2008 from 2.50% from the same period in the prior year. This increase was partially offset by the $90.1 million decrease in net interest-earning assets as the increase in interest-bearing liabilities outpaced the increase in interest-earning assets due to a decline in non-interest bearing liabilities of $48.7 million.

Interest income increased $5.4 million to $102.2 million at March 31, 2008 due to the continued positive effects of the June 2007 investment portfolio restructuring and to a $2.8 million increase attributed to the loan portfolio.

While all loan categories experienced increases in average balances, the residential real estate loan portfolio was the main driver of the growth and offset the 26 basis point decline in average yield earned on loans. The decrease in the average yield earned on loans was in response to the Federal Reserve Bank rate cuts in the first quarter as newly originated loans and loans that were reset were at lower rates. The increase in average balances was due to increased organic loan originations as the Company took advantage of the pricing opportunities in our lending area due to the continued dislocations in the credit market, which has diminished competition in the short term. Loan portfolio volume accounted for approximately $5.5 million of the increase in interest income.

The restructuring of the investment portfolio in the 2nd quarter of 2007 led to a 73 basis point increase in the average yield earned over the prior year period. The increase in the yield earned offset the $102.8 million decline in the average balance of investment securities as the Company used cash flows from investments as one of the vehicles to fund loan growth and offset deposit outflows.

The cost of funds for the quarter ended March 31, 2008 increased $2.8 million to $56.2 million for the three months ended March 31, 2008, compared to $53.4 million for the same period a year ago. The Company’s strategy during this period was to bring down deposit costs. As a result the Company experienced a decrease of 13 basis points on the average rate paid on interest-bearing deposits with a corresponding decrease of $2.0 million in interest expense on deposits. This decrease was primarily in time deposits as interest expense in this category decreased $3.2 million as the average balances and average yield paid decreased $194.2 million and 23 basis points, respectively. The decrease in time deposits was partially offset by an increase in savings accounts as the average balance for the period rose $156.9 million and when combined with the increase in the average yield paid of 76 basis points caused interest expense to increase $2.5 million on this product. Savings accounts increased due to targeted marketing campaigns and migration from maturing time deposits as they repriced at reduced rates. To offset the overall decrease in the average balance of deposit accounts and to fund the Company’s loan growth, the Company expanded the use of FHLB advances and other borrowings. This resulted in an increase in the average balance of $429.4 million, which attributed $4.9 million of the increase in interest expense. Going forward, the Company will continue to evaluate its options to counter deposit outflows while funding loan growth including, a) expanding the use of FHLB advances and other borrowings, and b) increasing the rate paid on deposits, which may have a negative impact on the net interest margin.

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management recorded a provision for loan losses of $1.7 million for the three months ended March 31, 2008. The primary factors that influenced management’s decision to record a provision were growth in the loan portfolio, an increase in non-performing loans, an increase in adversely classified loans and maintenance of key coverage ratios. A provision for loan losses of $1.0 million was recorded for the three months ended March 31, 2007, based on the level of net charge-offs, delinquencies, nonperforming loans and criticized assets at that time.

At March 31, 2008, the allowance for loan losses was $45.4 million, which represented 0.95% of total loans and 239.16% of nonperforming loans. This compared to the allowance for loan losses of $43.8 million at December 31, 2007 which represented 267.38% of nonperforming loans and 0.93% of total loans.

Table 4: Non-Interest Income
	Three Months Ended
	March 31,		Change

(Dollars in thousands)	2008	2007	Amount	Percent

Depositor service charges	$6,632	$6,489	$143	2.20%
Loan and servicing income	381	446	(65)	(14.57)
Trust fees	1,670	1,667	3	0.18
Investment management, brokerage & insurance fees	2,532	1,674	858	51.25
Bank owned life insurance	1,529	1,570	(41)	(2.61)
Net gain on securities	1,138	158	980	620.25
Net gain on sale of loans	257	197	60	30.46
Other	1,527	2,028	(501)	(24.70)

Total non-interest income	$15,666	$14,229	$1,437	10.10%

Non-Interest Income

As displayed in Table 4, non-interest income increased $1.4 million to $15.7 million for the three months ended March 31, 2008 from the prior year period. The increase was primarily due to investment management, brokerage and insurance fees, net gain on securities and depositor service charges, partially offset by other income.

•
Investment management, brokerage and insurance fees have increased mainly due to the sales of fixed annuity products resulting from a favorable yield curve for these products. Investment income also increased due to the acquisition of Connecticut Investment Management, Inc. in March of 2007. Increased sales personnel and strong marketing efforts have contributed to increased trading activity and the sales of investment products.

•
Net gain on securities increased due to the gains recorded on the sale of adjustable rate mortgage backed securities. These securities were sold at a premium and were sold in order to reduce prepayment risk and offset deposit outflow. Partially offsetting the mortgage-backed securities gain was a loss on the sale of a utility stock that was sold in order to reduce the Company’s exposure in equity securities.

•	Depositor service charges increased primarily due to visa check card and merchant services income primarily attributable to increased volume.

•

Other income decreased due to a net loss recorded on limited partnerships during the first quarter of 2008, compared to a net gain recorded in the prior year period, partially offset by the receipt of approximately $500,000 from the partial redemption of the Company’s stake in Visa Inc., following Visa’s initial public offering.

Table 5: Non-Interest Expense
	Three Months Ended
	March 31,		Change

(Dollars in thousands)	2008	2007	Amount	Percent

Salaries and employee benefits	$23,689	$21,857	$1,832	8.38%
Occupancy	4,895	4,404	491	11.15
Furniture and fixtures	1,686	1,741	(55)	(3.16)
Outside services	4,273	4,578	(305)	(6.66)
Advertising, public relations, and sponsorships	1,709	1,679	30	1.79
Amortization of identifiable intangible assets	2,364	3,088	(724)	(23.45)
Merger related charges	56	1,867	(1,811)	(97.00)
Other	3,565	3,555	10	0.28

Total non-interest expense	$42,237	$42,769	$(532)	(1.24)%

Non-Interest Expense

As displayed in Table 5, non-interest expense decreased $532,000 to $42.2 million for the three months ended March 31, 2008 from $42.8 million for the same period a year ago. The main drivers of the decrease were merger related charges and amortization of identifiable intangible assets. These decreases were mostly offset by increases in salaries and employee benefits and occupancy expense.

•	Conversion and merger related charges decreased due to charges for legal, consulting, advertising and data processing associated with the Westbank acquisition that occurred in 2007.

•
Amortization of identifiable intangible assets decreased due to using an accelerated method of amortization for core deposit intangibles which results in a higher level of expense in earlier periods. Amortization of non-compete agreements decreased due to the expiration of all agreements in the third quarter of 2007.

•
Salaries and employee benefits increased as a result of severance recorded for an executive that is no longer with the Company, and increased bonus accruals attributable to increased sales of investment products. These increases were partially offset by a decrease in ESOP expense due to a lower average stock price during the first three months of 2008 as compared to the same period in 2007.

•
Occupancy expense increased due to a charge of approximately $350,000 in order to facilitate the disposition of excess leased space and increased maintenance and repair costs spread throughout the branch network.

Income Tax Provision

The income tax expense for the three months ended March 31, 2008 and 2007 was $4.8 million and $4.6 million, respectively. The effective tax rate for these periods was 27.1% and 33.0%, respectively.

The decrease in the effective tax rate for the three months ended March 31, 2008 is primarily due to the reduction of $924,000 of unrecognized tax benefits for tax positions of prior years resulting from the settlement of the IRS audit in the first quarter of 2008.

Financial Condition

Financial Condition Summary

From December 31, 2007 to March 31, 2008, total assets and total liabilities decreased $29.0 million and $36.7 million, respectively, due mainly to decreases in investments and deposits, partially offset by increases in loans and borrowings. Stockholders’ equity increased $7.7 million.

Investment Securities
The following table presents the amortized cost and fair value of investment securities at March 31, 2008 and December 31, 2007.

Table 6: Investment Securities
	March 31, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$1,092	$1,094	$1,092	$1,095
U.S. Government sponsored enterprise obligations	180,240	181,470	201,408	202,059
Corporate obligations	22,502	22,648	22,531	22,515
Other bonds and obligations	44,182	42,647	52,853	52,634
Marketable and trust preferred equity securities	201,672	193,464	200,303	197,226
Mortgage-backed securities	1,641,461	1,668,044	1,706,966	1,725,492

Total available for sale	2,091,149	2,109,367	2,185,153	2,201,021

Held to maturity
Mortgage-backed securities	326,998	334,700	282,887	286,968
Other bonds	7,585	7,690	7,585	7,577

Total held to maturity	334,583	342,390	290,472	294,545

Total securities	$2,425,732	$2,451,757	$2,475,625	$2,495,566

At March 31, 2008, the Company had total investments of $2.44 billion, or 30.0%, of total assets. The decrease of $47.5 million, from $2.49 billion at December 31, 2007 was primarily the result of using cash flows from available-for-sale and held-to-maturity mortgage-backed securities to fund loan growth and offset deposit outflows, partially offset by purchases of mortgage-backed securities using funds borrowed from the Federal Home Loan Bank.

The Company’s underlying investment strategy has been to purchase FNMA and FHLMC hybrid adjustable rate mortgage-backed securities, and seasoned GSE fixed rate mortgage-backed securities. The Company has focused on the purchases of these securities due to their attractive spreads versus funding costs and for their monthly cash flows that provide the Company with liquidity. This strategy is also supplemented with select purchases of bullet agency securities. For mortgage-backed securities, the average life, when purchased, would range between 1.5 and 3.5 years and the maturity dates for Agency obligations would range between one and five years.

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of March 31, 2008, $2.11 billion, or 86.3%, of the portfolio, was classified as available for sale and $334.6 million of the portfolio was classified as held to maturity. The net unrealized gain on securities classified as available for sale as of March 31, 2008 was $18.2 million compared to an unrealized gain of $15.9 million as of December 31, 2007. The appreciation in the market value of securities available for sale was primarily due to fluctuations in market interest rates during the period. Management has performed a review of all investments with unrealized losses and determined that none of these investments had other-than-temporary impairment. The investment portfolio does not have exposure to sub-prime lending, does not include collateralized debt obligations or structured investment vehicles. The Company does not own or plan on investing in securities backed by sub-prime mortgage collateral.

Lending Activities

The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, multi-family loans, home equity loans and lines of credit and other consumer loans. Table 7 displays the balances of the Company’s loan portfolio as of March 31, 2008 and December 31, 2007.

Table 7: Loan Portfolio

	March 31, 2008		December 31, 2007

		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total

Residential real estate	$2,391,755	50.3%	$2,360,921	49.9%
Commercial real estate	989,961	20.8	947,185	20.1
Residential real estate construction	22,547	0.5	29,023	0.6
Commercial real estate construction	208,142	4.4	247,428	5.2
Commercial business	454,463	9.5	457,745	9.7
Home equity and equity lines of credit	662,395	13.9	652,107	13.8
Other consumer	29,691	0.6	33,560	0.7

Total loans	$4,758,954	100.0%	$4,727,969	100.0%

As shown in Table 7, gross loans were $4.76 billion, up $31.0 million, or 0.7%, at March 31, 2008 from year-end 2007. The Company experienced an increase in most loan categories due to organic loan growth.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of March 31, 2008, comprising fifty percent of gross loans. The increase of $30.8 million was due solely to organic loan growth. The Company has resumed its purchased loan program, however, there were no purchases in the first quarter due to the lack of available loan pools that met our underwriting guidelines and pricing requirements.

Commercial real estate loans and commercial business loans increased $39.4 million. The increase was attributable to the commercial real estate loan portfolio which increased due to organic loan growth and a shift from the commercial construction category due to loans completing the construction phase and converting to fully amortizing commercial mortgage loans. The Company’s continued strategy is to build a larger percentage of the Company’s assets in commercial loans including real estate, construction and other business loans by promoting strong business development efforts to obtain new business banking relationships, while maintaining strong credit quality and profitability.

Home equity loans and lines of credit increased $10.3 million from December 31, 2007 to March 31, 2008. These products were promoted by the Company through competitive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to first mortgage loans.

Asset Quality
As displayed in Table 8, nonperforming assets at March 31, 2008 increased to $19.5 million compared to $17.3 million at December 31, 2007. The increase is primarily due to loans secured by residential one-to-four family loans based on current economic conditions. As has been its practice historically, the Company does not originate sub-prime loans. Nonperforming loans as a percent of total loans outstanding continue to remain at low levels and at March 31, 2008 was 0.40%, compared to 0.35% at December 31, 2007. The allowance for loan losses to total loans was 0.95% at March 31, 2008 compared to 0.93% at December 31, 2007.

Table 8: Nonperforming Assets
	March 31,	December 31,
(Dollars in thousands)	2008	2007

Nonaccruing loans (1)
Real estate loans
Residential (one- to four- family)	$7,068	$4,837
Commercial	5,304	5,796

Total real estate loans	12,372	10,633
Commercial business	5,497	4,912
Consumer loans
Home equity and equity lines of credit	907	606
Other consumer	213	235

Total consumer loans	1,120	841

Total Nonaccruing loans	18,989	16,386
Real Estate Owned	557	897

Total nonperforming assets	$19,546	$17,283

Total nonperforming loans as a percentage of total loans (2)	0.40	0.35
Total nonperforming assets as a percentage of total assets	0.24	0.21

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

Allowance For Loan Losses
As displayed in Table 9 below, during the three months ended March 31, 2008, the Company recorded net charge-offs of $99,000, compared to net charge-offs of $217,000 for the three months ended March 31, 2007. Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators. The Company had a loan loss allowance of $45.4 million and $43.8 million at March 31, 2008 and December 31, 2007, respectively.

Table 9: Schedule of Allowance for Loan Losses
	At or For the Three Months Ended March 31,
(Dollars in thousands)	2008	2007

Balance at beginning of period	$43,813	$37,408
Net allowances gained through acquisition	-	3,739
Provision for loan losses	1,700	1,000
Charge-offs
Residential and commercial real estate loans	51	2
Commercial business loans	270	538
Consumer loans	146	112

Total charge-offs	467	652

Recoveries
Residential and commercial real estate loans	15	250
Commercial business loans	320	53
Consumer loans	33	132

Total recoveries	368	435

Net charge-offs	99	217

Balance at end of period	$45,414	$41,930

Net charge-offs to average loans	0.01%	0.02%
Allowance for loan losses to total loans	0.95	0.93
Allowance for loan losses to nonperforming loans	239.16	226.62
Net charge-offs to allowance for loan losses	0.22	0.52
Total recoveries to total charge-offs	78.80	66.72

Goodwill and Identifiable Intangible Assets
At March 31, 2008, the Company had intangible assets of $579.1 million, a decrease of $5.4 million, from $584.5 million at December 31, 2007. The decrease is due to year-to-date amortization expense for core deposit and customer relationships as well as for the reduction of unrecognized tax benefits for tax positions taken in prior years related to acquisitions. In accordance with SFAS No. 141, all assets acquired and liabilities assumed are recorded based on their fair values on the acquisition date.

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

Deposits
The Company receives retail and commercial deposits through its main office and 88 other banking offices throughout Connecticut (77 locations) and Massachusetts (12 locations). Customer deposits generated through the NewAlliance banking network are the largest source of funds used to support asset growth.

Table 10. Deposits
(In thousands)	March 31, 2008	December 31, 2007

Savings	$1,126,787	$941,051
Money market	494,845	492,042
NOW	405,669	401,097
Demand	484,380	477,408
Time	1,745,933	2,062,067

Total deposits	$4,257,614	$4,373,665

As displayed in Table 10, deposits decreased $116.1 million compared to December 31, 2007. The Company’s strategy was to reduce rates paid on interest bearing deposits, particularly on time deposits, in order to stabilize the net interest margin and increase core deposits. The strategy resulted in our net interest margin increasing seven basis points from December 31, 2007. However, deposit outflow in the quarter did occur due to the reduction in the average rate paid on deposits. Many of our peers did not reduce their rates as quickly, therefore, a portion of maturing time deposits was lost to competitors. Partially offsetting the decrease in time deposit accounts was an increase in core deposits of approximately $200.0 million, as the Company was able to retain some of the attrition in time deposit accounts and established new customer accounts and relationships through targeted product promotions. However, if deposit outflows continue the Company may increase the rate paid on interest-bearing deposits to stem the outflows which could have a negative impact on the net interest margin.

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

The following table summaries the Company’s recorded borrowings at March 31, 2008.

Table 11. Borrowings

	March 31,	December 31,
(In thousands)	2008	2007

FHLB advances (1)	$2,211,038	$2,136,965
Repurchase agreements	187,512	192,145
Mortgage loans payable	1,425	1,459
Junior subordinated debentures issued to affiliated trusts (2)	24,885	24,935

Total borrowings	$2,424,860	$2,355,504

(1)

Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $8.6 million and $9.6 million at March 31, 2008 and December 31, 2007, respectively.

(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $250,000 and $300,000 at March 31, 2008 and December 31, 2007, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Borrowings were $2.42 billion at March 31, 2008, an increase of $69.4 million from the balance recorded at December 31, 2007, and was mainly in FHLB advances. This increase in FHLB advances was primarily due to funding loan growth and offsetting deposit outflows while managing interest rate risk and liquidity. At March 31, 2008, the majority of the Company’s outstanding FHLB advances were at fixed rates, while only $15.0 million had floating rates.

Stockholders’ Equity
Total stockholders’ equity equaled $1.41 billion at March 31, 2008, $7.7 million higher than the balance at December 31, 2007. The increase consisted primarily of current year earnings of $12.9 million and stock option and restricted stock expense of $3.0 million. These increases were partially offset by the $6.6 million payment of cash dividends declared on our common stock during the three months ended March 31, 2008 and our repurchase of 147,913 shares of our common stock for $1.7 million. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below.

Dividends declared in the first quarter were $0.065 per share compared to $0.06 per share for the same period last year. On April 17, 2008, we declared a $0.07 per share cash dividend payable on May 16, 2008 to shareholders of record on May 6, 2008. Book value per share amounted to $13.03 and $12.93 at March 31, 2008 and December 31, 2007, respectively, and tangible book value amounted to $7.70 and $7.56 at the same dates, respectively.

Management Of Market And Interest Rate Risk

General
Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company has no foreign currency or commodity price risk. Credit risk related to investment securities is low as all are investment grade or have government guarantees. There is no sub-prime mortgage exposure in the investment portfolio. The chief market risk factor affecting financial condition and operating results is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from adverse movements in interest rates and spreads. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates. The Asset/Liability Committee, comprised of several senior executives, is responsible for managing interest rate risk. On a quarterly basis, the Board of Directors reviews the Company’s gap position and interest rate sensitivity exposure described below and Asset/Liability Committee minutes detailing the Company’s activities and strategies, the effect of those strategies on the Company’s operating results, interest rate risk position and the effect changes in interest rates would have on the Company’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 2008, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was negative $31.4 million, or negative 0.38% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the flat yield curve as of March 31, 2008 was utilized. This yield curve was utilized due to the recent excessive volatility in the rates markets. As of March 31, 2008, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve-month period as compared to the forecasted net interest income in the base case scenario are as follows:

Percentage change in estimated net interest margin over twelve months

200 basis point twelve month ramp upwards in interest rates	2.38%
100 basis point twelve month ramp downwards in interest rates	-1.96%

As of March 31, 2008, a downward twelve month ramp of 100 basis points was a realistic representation of the risk of falling rates as the Federal Reserve was reducing rates to increase market liquidity. For an increase in rates, an upward twelve month ramp of 200 basis points is also a relevant representation of potential risk given the possibility of the economy rebounding due to the recent reductions in the federal funds rate and the potential for the government stimulus package to stimulate demand in the second half of the year.

Based on the scenarios above, net interest income would increase slightly in the 12-month period after an upward movement in rates, and would decrease slightly after a downward movement in rates. Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which non-maturity deposits react to changes in market rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on time deposits and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund loan growth while managing interest rate risk and liquidity. At March 31, 2008, total borrowings from the Federal Home Loan Bank amounted to $2.20 billion, exclusive of $8.6 million in purchase accounting adjustments, and the Company had the immediate capacity to increase that total to $2.39 billion. Additional borrowing capacity of approximately $797.4 million would be readily available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At March 31, 2008 the Company’s repurchase agreement lines of credit totaled $125.0 million, $100.0 million of which was available on that date.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At March 31, 2008, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $308.7 million, or 3.77% of total assets.

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

At March 31, 2008, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $886.0 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits maturing within one year from March 31, 2008 amount to $1.57 billion.

At March 31, 2008, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $845.1 million, or 11.2%, which is above the threshold level of $377.3 million, or 5% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 18.9% and the Total risk-based capital ratio stood at 20.0%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $688.9 million, or 9.1% of average assets, which is above the required level of $301.1 million or 4.0%. The Tier 1 risk-based capital ratio was 15.5% and the Total risk-based capital ratio was 16.6%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Management of Market and Interest Rate Risk” on pages 33 through 35.

Item 4.   Controls and Procedures
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the first quarter 2008.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Credit Market Conditions May Impact NewAlliance’s Investments
Significant credit market anomalies may impact the valuation and liquidity of the Company’s investment securities. The problems of numerous primary security dealers have reduced market liquidity, increased normal bid-asked spreads and increased the uncertainty of market participants. Such illiquidity could reduce the market value of the Company’s investments, even those with no apparent credit exposure.

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

NewAlliance May Experience Higher Levels of Loan Losses Due to Recent Growth.
NewAlliance’s growth strategy depends on generating an increasing level of loans to produce an acceptable return to our stockholders. We will also need to accomplish this loan growth while maintaining low loan losses in our portfolio. We expect growth to occur in markets that are relatively new to us, including central and western Massachusetts through our recent acquisition of Westbank. As such, NewAlliance’s allowance for loan losses may need to be increased, or may be deemed insufficient by various regulatory agencies. Such agencies may require the Bank to recognize an increase to the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly capital, and may have a material adverse effect on NewAlliance’s financial condition and results of operations. See the sections titled “Allowance for Loan Losses” and “Classification of Assets and Loan Review” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, located in the Company’s most recent Annual Report on Form 10-K for further discussion related to the process for determining the appropriate level of the allowance for loan losses.

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

NewAlliance is Subject To Extensive Government Regulation and Supervision
NewAlliance, primarily through NewAlliance Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect customers, depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While NewAlliance has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. of the Company’s most recent annual report on Form 10-K for further information.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) The following table sets forth information about the Company’s stock repurchases for the three months ended March 31, 2008.

Issuer Purchases of Equity Securities

		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
Period
January 1-31, 2008	(1)	109,880	$ 11.52	0	4,856,913 shares
February 1-29, 2008		0	$ -	0	4,856,913 shares
March 1-31, 2008	(2)	151,344	$ 11.38	147,913	4,709,000 shares
Total		261,224	$ 11.44	147,913

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
(2)

Includes 3,431 shares which represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of restricted shares under the Company’s 2005 Long-Term Compensation Plan.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting on April 17, 2008 (“Annual Meeting”).

(b)

The following individuals were re-elected as directors for three-year terms at the Annual Meeting: Douglas K. Anderson, Roxanne J. Coady, John F. Croweak and Sheila B. Flanagan. The other continuing directors are: Carlton L. Highsmith, Robert J. Lyons, Jr., Eric A. Marziali, Julia M. McNamara, Peyton R. Patterson, Gerald B. Rosenberg, Joseph H. Rossi, Nathaniel D. Woodson and Joseph A. Zaccagnino.

(c)

There were 108,741,712 shares of Common Stock eligible to be voted at the Annual Meeting and 98,400,092 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and vote for each proposal were as follows:

1. Election of directors for Three-Year Terms (Proposal 1)

Director	For	Withheld

Douglas K. Anderson	94,184,294	4,215,798
Roxanne J. Coady	94,200,207	4,199,885
John F. Croweak	94,047,590	4,352,502
Sheila B. Flanagan	94,186,413	4,213,679

There were no abstentions or broker non-votes for any of the nominees.

2.    Approval of the NewAlliance Bank Executive Incentive Plan (Proposal 2)

For	Against	Abstain

80,907,758	16,102,169	1,390,165

3.   Ratification of Appointment of PricewaterhouseCoopers, LLP as independent auditors of the Company for the fiscal year ending December 31, 2008 ( Proposal 3)

For	Against	Abstain

96,885,522	1,053,548	461,022

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

10.5	NewAlliance Bank Executive Incentive Plan. Incorporated herein by reference is Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q, filed May 8, 2006.
10.6	Employee Severance Plan. Incorporated by reference is Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q, filed November 8, 2007.
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

10.7.6	(Intentionally deleted)
10.7.7

Amended and Restated Employment Agreement between NewAlliance Bank and J. Edward Diamond, effective September 25, 2007 Incorporated herein by reference is Exhibit 10.7.7 filed with the Company’s Quarterly report on Form 10-Q, filed November 8, 2007.

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

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen

Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date	May 07, 2008