Form 10-Q
period 2008-06-30
NEWALLIANCE BANCSHARES INC
filed 2008-08-07
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

Large accelerated filer X	Accelerated filer ___

Non-accelerated filer ___	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	[ ] Yes	[ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	107,058,509
Class	Outstanding at August 1, 2008

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

SIGNATURES

New Alliance Bancshares, Inc.
Consolidated Balance Sheets

(In thousands, except per share data) (Unaudited)	June 30, 2008	December 31, 2007

Assets
Cash and due from banks, noninterest bearing	$112,287	$108,917
Short-term investments	52,000	51,962

Cash and cash equivalents	164,287	160,879
Investment securities available for sale (note 5)	2,006,502	2,201,021
Investment securities held to maturity (note 5)	314,113	290,472
Loans held for sale	3,350	2,669
Loans, net (note 6)	4,901,669	4,684,156
Premises and equipment, net	60,898	61,939
Cash surrender value of bank owned life insurance	134,878	132,059
Goodwill (note 7)	527,643	531,191
Identifiable intangible assets (note 7)	48,588	53,316
Other assets (note 8)	100,328	93,282

Total assets	$8,262,256	$8,210,984

Liabilities
Deposits (note 9)
Non-interest bearing	$500,673	$477,408
Savings, interest-bearing checking and money market	2,168,256	1,834,190
Time	1,662,071	2,062,067

Total deposits	4,331,000	4,373,665
Borrowings (note 10)	2,454,606	2,355,504
Other liabilities	69,540	74,708

Total liabilities	6,855,146	6,803,877

Commitments and contingencies (note 14)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares; issued 121,486 shares at June 30, 2008 and December 31, 2007	1,215	1,215
Additional paid-in capital	1,244,216	1,242,100
Unallocated common stock held by ESOP	(94,209)	(96,039)
Unearned restricted stock compensation	(21,785)	(25,466)
Treasury stock, at cost (13,531 shares at June 30, 2008 and 12,634 shares at December 31, 2007)	(189,483)	(178,401)
Retained earnings	461,597	451,729
Accumulated other comprehensive income (note 16)	5,559	11,969

Total stockholders’ equity	1,407,110	1,407,107

Total liabilities and stockholders’ equity	$8,262,256	$8,210,984

See accompanying notes to consolidated financial statements.

New Alliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except share data) (Unaudited)	2008	2007	2008	2007

Interest and dividend income
Residential real estate loans	$34,512	$31,729	$67,790	$61,549
Commercial real estate loans	18,291	18,636	37,177	37,008
Commercial business loans	6,819	8,862	14,185	16,980
Consumer loans	9,547	10,887	19,833	21,641
Investment securities	29,821	27,265	61,935	56,129
Short-term investments	190	732	474	1,610

Total interest and dividend income	99,180	98,111	201,394	194,917

Interest expense
Deposits	24,805	32,655	54,803	64,677
Borrowings	26,127	22,847	52,337	44,226

Total interest expense	50,932	55,502	107,140	108,903

Net interest income before provision for loan losses	48,248	42,609	94,254	86,014

Provision for loan losses	3,700	600	5,400	1,600

Net interest income after provision for loan losses	44,548	42,009	88,854	84,414

Non-interest income
Depositor service charges	6,708	7,003	13,340	13,492
Loan and servicing income	264	612	645	1,058
Trust fees	1,678	1,676	3,348	3,343
Investment management, brokerage & insurance fees	1,844	1,861	4,376	3,535
Bank owned life insurance	1,291	1,600	2,820	3,170
Net gain (loss) on securities	87	(22,345)	1,225	(22,187)
Net gain on sale of loans	656	467	913	664
Other	1,991	1,360	3,518	3,388

Total non-interest income	14,519	(7,766)	30,185	6,463

Non-interest expense
Salaries and employee benefits (notes 11 & 12)	22,935	21,635	46,624	43,492
Occupancy	4,320	4,325	9,214	8,729
Furniture and fixtures	1,654	1,702	3,340	3,443
Outside services	4,471	4,182	8,744	8,759
Advertising, public relations, and sponsorships	2,036	2,258	3,745	3,938
Amortization of identifiable intangible assets	2,364	2,951	4,728	6,039
Merger related charges	23	472	78	2,339
Other	3,514	3,410	7,082	6,965

Total non-interest expense	41,317	40,935	83,555	83,704

Income (loss) before income taxes	17,750	(6,692)	35,484	7,173

Income tax provision (note 13)	5,968	(2,833)	10,768	1,736

Net income (loss)	$11,782	$(3,859)	$24,716	$5,437

Basic earnings (loss) per share (note 17)	$0.12	$(0.04)	$0.25	$0.05
Diluted earnings (loss) per share (note 17)	0.12	(0.04)	0.25	0.05
Weighted-average shares outstanding (note 17)
Basic	100,112,529	103,872,256	100,194,898	103,960,928
Diluted	100,282,161	104,605,351	100,215,006	104,889,936
Dividends per share	$0.07	$0.065	$0.135	$0.125

See accompanying notes to consolidated financial statements.

New Alliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2008 (In thousands, except per share data) (unaudited)	Common Shares Outstanding	Par Value Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance December 31, 2007	108,852	$1,215	$1,242,100	$(96,039)	$(25,466)	$(178,401)	$451,729	$11,969	$1,407,107

Dividends declared ($0.135 per share)							(13,786)		(13,786)
Allocation of ESOP shares, net of tax			(166)	1,830					1,664
Treasury shares acquired (note 15)	(897)					(11,082)			(11,082)
Restricted stock expense					3,681				3,681
Excess tax benefit of stock-based compensation			107						107
Stock option expense			2,175						2,175
Adoption of EITF 06-4, net of tax (Note 2)							(1,062)		(1,062)

Comprehensive income:
Net income							24,716		24,716
Other comprehensive loss, net of tax (note 16)								(6,410)	(6,410)

Total comprehensive income									18,306

Balance June 30, 2008	107,955	$1,215	$1,244,216	$(94,209)	$(21,785)	$(189,483)	$461,597	$5,559	$1,407,110

See accompanying notes to consolidated financial statements.

New Alliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,

(In thousands) (Unaudited)	2008	2007

Cash flows from operating activities
Net income	$24,716	$5,437
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	5,400	1,600
Gain on sale of OREO	(68)	-
Restricted stock compensation expense	3,681	3,709
Stock option compensation expense	2,175	2,232
ESOP expense	1,664	1,934
Amortization of identifiable intangible assets	4,728	6,039
Net amortization/accretion of fair market adjustments from net assets acquired	(2,502)	(3,645)
Net amortization/accretion of investment securities	(1,483)	(133)
Change in deferred income taxes	277	(4,836)
Depreciation and amortization	3,524	3,560
Net gain on securities	(1,225)	(387)
Impairment of investment portfolio	-	22,574
Net gain on sales of performing loans	(913)	(664)
Proceeds from sales of loans held for sale	52,222	23,564
Loans originated for sale	(58,682)	(30,471)
Net loss on sale of fixed assets	7	-
Gain on limited partnerships	(646)	(784)
Increase in cash surrender value of bank owned life insurance	(2,820)	(3,170)
(Increase) decrease in other assets	(2,408)	73,371
Decrease in other liabilities	(3,250)	(14,210)

Net cash provided by operating activities	24,397	85,720

Cash flows from investing activities
Purchase of securities available for sale	(293,967)	(89,599)
Purchase of securities held to maturity	(58,995)	-
Proceeds from maturity, sales, calls and principal reductions of securities available for sale	481,166	319,983
Proceeds from maturity, calls and principal reductions of securities held to maturity	35,865	29,604
Proceeds from sales of fixed assets	659	10
Net increase in loans held for investment	(216,809)	(329,315)
Net cash acquired in acquisitions	-	124,163
Proceeds from sales of other real estate owned	517	-
Purchase of premises and equipment	(3,111)	(3,979)

Net cash (used) provided by investing activities	(54,675)	50,867

Cash flows from financing activities
Net decrease in customer deposit balances	(42,700)	(122,381)
Net increase (decrease) in short-term borrowings	31,639	(24,726)
Proceeds from long-term borrowings	345,000	421,000
Repayments of long-term borrowings	(275,492)	(305,072)
Shares issued for stock option exercise	-	10
Excess tax benefit of stock-based compensation	107	62
Acquisition of treasury shares	(11,082)	(10,529)
Dividends declared	(13,786)	(13,332)

Net cash provided (used) by financing activities	33,686	(54,968)

Net increase in cash and cash equivalents	3,408	81,619

Cash and equivalents, beginning of period	160,879	156,025

Cash and equivalents, end of period	$164,287	$237,644

Supplemental information
Cash paid for
Interest on deposits and borrowings	$108,957	$108,142
Income taxes paid, net	11,087	8,277
Noncash transactions
Net non-cash liabilities acquired	-	(144,062)
Value of shares issued for acquisitions	-	58,939

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

Material estimates that are particularly susceptible to significant near-term change relate to the determination of the allowance for loan losses, the obligation and expense for pension and other postretirement benefits, stock-based compensation and estimates used to evaluate asset impairment including income tax contingencies and deferred tax assets and liabilities and recoverability of goodwill and other intangible assets.

2.	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). This Statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles”. Management believes that the adoption of SFAS No. 162 will not have a material impact upon the preparation of the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” and other applicable accounting literature. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP No. 142-3 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements regarding derivative instruments and hedging activities and specifically requires (i) qualitative disclosures about objectives and strategies for using derivatives, (ii) quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and (iii) disclosures about credit risk-related contingent features in derivative agreements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. Management believes that the adoption of SFAS No. 161 will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires among other things, that acquisition-related transaction and restructuring costs be expensed rather than capitalized as part of the cost of the acquisition; that the acquiring entity in a business combination recognizes all the assets acquired and liabilities assumed in the transaction; that the acquisition-date fair value be used as the measurement objective for all assets acquired and liabilities assumed; and that the acquirer provide certain disclosures that will allow users of the financial statements to understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and would apply prospectively to any future business

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

combinations. The adoption of SFAS No. 141(R) on January 1, 2009 is expected to have a significant impact on the Company’s accounting for business combinations closing on or after this date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, to permit all entities to choose to elect to measure eligible financial instruments at fair value. A business entity shall report in earnings, unrealized gains and losses on items for which the fair value option has been elected. Eligible items include any recognized financial assets and liabilities with certain exceptions including but not limited to, deposit liabilities, investments in subsidiaries, and certain deferred compensation arrangements. The decision about whether to elect the fair value option is generally applied on an instrument-by-instrument basis, is generally irrevocable, and is applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. The adoption of this Statement as of January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. Management did not elect the fair value option for any of the Company’s eligible financial assets or liabilities on January 1, 2008.

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

In February 2008, the FASB issued FASB Staff Position FAS No. 157-2,“Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the January 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management has not yet determined the impact of the adoption of FSP No. 157-2 upon the Company’s consolidated financial statements.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

3.	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. As a result of SFAS No. 157 there is a common definition of fair value to be used throughout GAAP, a fair value hierarchy was established and companies are required to make expanded disclosures about fair value measurements. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Securities Available for Sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted prices are not available, then fair values are estimated by using pricing models (i.e. matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments would include mortgage-backed securities and municipal obligations. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Loan Servicing Rights: A Loan Servicing Right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The fair value of servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. As such, measurement at fair value is on a nonrecurring basis. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

Impaired Loans: Impaired loans for which the Bank expects to receive less than the contracted balance are written down to fair value. Consequently, measurement at fair value is on a nonrecurring basis. These loans are written down through a specific reserve within the Bank’s total loan loss reserve allowance. The fair value of these assets are classified within Level 3 of the valuation hierarchy and are estimated based on either collateral values supported by appraisals, or observed market prices.

The following table details the financial instruments carried at fair value on a recurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

June 30, 2008

	Quoted Prices in		Significant
	Active Markets for	Significant	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale	$188,750	$1,696,932	$-

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Certain assets and liabilities are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period as well as assets that are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following table details the financial instruments carried at fair value on a nonrecurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2008

	Quoted Prices in		Significant
	Active Markets for	Significant	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$-	$-	$3,462
Impaired Loans	-	-	6,455

4.	Business Combinations

There were no business combinations completed for the six months ended June 30, 2008. The following table summarizes acquisitions completed since January 1, 2007.

		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Connecticut Investment Management, Inc.	3/5/2007	$951	$652	$753	$1,363	$2,000	$-	$2,000
Westbank Corporation, Inc.	1/2/2007	716,834	42,967	79,466	14,232	58,447	4,009	117,386

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

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2008 and December 31, 2007.

	June 30, 2008				December 31, 2007

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$596	$-	$-	$596	$1,092	$3	$-	$1,095
U.S. Government sponsored
enterprise obligations	172,522	381	(841)	172,062	201,408	672	(21)	202,059
Corporate obligations	7,158	14	-	7,172	22,531	130	(146)	22,515
Other bonds and obligations	47,518	53	(2,566)	45,005	52,853	56	(275)	52,634
Marketable and trust preferred
equity securities	72,451	6	(9,441)	63,016	86,543	154	(3,231)	83,466
Federal Home Loan Bank stock	120,821	-	-	120,821	113,760	-	-	113,760
Mortgage-backed securities	1,579,084	20,018	(1,272)	1,597,830	1,706,966	21,098	(2,572)	1,725,492

Total available for sale	2,000,150	20,472	(14,120)	2,006,502	2,185,153	22,113	(6,245)	2,201,021

Held to maturity
Mortgage-backed securities	306,978	4,283	(641)	310,620	282,887	4,362	(281)	286,968
Other bonds	7,135	22	(29)	7,128	7,585	25	(33)	7,577

Total held to maturity	314,113	4,305	(670)	317,748	290,472	4,387	(314)	294,545

Total securities	$2,314,263	$24,777	$(14,790)	$2,324,250	$2,475,625	$26,500	$(6,559)	$2,495,566

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of June 30, 2008.

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Treasury obligations	$-	$-	$-	$-	$-	$-
U. S. Government sponsored enterprise obligations	95,654	(841)	-	-	95,654	(841)
Corporate obligations	-	-	-	-	-	-
Other bonds and obligations	41,951	(2,595)	-	-	41,951	(2,595)
Marketable and trust preferred equity obligations	41,335	(9,102)	1,657	(339)	42,992	(9,441)
Mortgage-backed securities	196,654	(1,913)	-	-	196,654	(1,913)

Total securities with unrealized losses	$375,594	$(14,451)	$1,657	$(339)	$377,251	$(14,790)

Of the issues summarized above, 112 issues have unrealized losses for less than twelve months and one has an unrealized loss for twelve months or more. Management believes that no individual unrealized loss as of June 30, 2008 represents an-other-than-temporary impairment, based on its normal monthly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of company specific (cash flow interruptions) and broad market details.

The unrealized losses reported for U.S. Government sponsored obligations are related to changes in market interest rates.

The unrealized losses reported on mortgage-backed securities relate to securities issued by FNMA, FHLMC and AAA rated securities issued by private institutions. The unrealized losses on the securities issued by FNMA and FHLMC are due to changes in market interest rates while widening in non-agency mortgage spreads is the primary factor for the unrealized losses reported on AAA rated securities issued by private institutions. None of the securities are backed by sub-prime mortgage loans. All securities are performing in accordance with contractual terms.

The unrealized losses reported for other bonds and obligations are primarily related to federally guaranteed student loan auction rate certificates that are currently experiencing failing auctions. Unrealized losses in this category also relate a position in a short term adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage spreads. All securities are performing in accordance with contractual terms.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The unrealized losses reported for trust preferred equity securities relate to changes in market interest rates and to the current market stress partially resulting from efforts by banks to raise capital. This has in turn inflated coupon rates on new issues of trust preferred equity securities versus lower rates on the Company’s portfolio of A- to AAA rated, non-perpetual seasoned issues of trust preferred equity securities. In accordance with the Company’s internal policies for review of other-than-temporary impairment, a detailed review of select trust preferred equity securities was completed. This analysis determined that there was no other-than-temporary impairment at quarter end. All trust preferred equity securities are current and no impairment of cash flows is anticipated.

The Company has the ability and intent to hold the securities contained in the table for a period of time necessary to recover the unrealized losses, which may be until maturity.

6.	Loans

The composition of the Company’s loan portfolio is as follows:

	June 30,	December 31,
(In thousands)	2008	2007

Residential real estate	$2,533,248	$2,360,921
Commercial real estate	999,048	947,185
Construction
Residential	19,816	29,023
Commercial	214,830	247,428
Commercial business	473,147	457,745
Consumer
Home equity and equity lines of credit	681,978	652,107
Other	27,400	33,560

Total consumer	709,378	685,667

Total loans	4,949,467	4,727,969
Allowance for loan losses	(47,798)	(43,813)

Total loans, net	$4,901,669	$4,684,156

At June 30, 2008 and December 31, 2007, the Company’s residential real estate loan, residential construction loan, home equity loan and equity lines of credit portfolios are entirely collateralized by one to four family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan and commercial construction portfolios are collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralize the majority of the commercial business loan portfolio. The Company does not originate or directly invest in sub prime loans.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table provides a summary of activity in the allowance for loan losses.

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,

(Dollars in thousands)	2008	2007	2008	2007

Balance at beginning of period	$45,414	$42,085	$43,813	$37,408
Net allowances gained through acquisition	-	-	-	3,894
Provision for loan losses	3,700	600	5,400	1,600
Charge-offs
Residential and commercial real estate loans	-	-	51	2
Commercial construction	1,000	285	1,000	285
Commercial business loans	504	121	774	659
Consumer loans	205	175	351	287

Total charge-offs	1,709	581	2,176	1,233

Recoveries
Residential and commercial real estate loans	14	15	29	265
Commercial construction	-	11	-	11
Commercial business loans	343	263	663	316
Consumer loans	36	30	69	162

Total recoveries	393	319	761	754

Net charge-offs	1,316	262	1,415	479

Balance at end of period	$47,798	$42,423	$47,798	$42,423

7.	Goodwill and Identifiable Intangible Assets

	The changes in the carrying amount of goodwill and identifiable intangible assets for the six months ended June 30, 2008 are summarized as follows:

				Total
			Core Deposit	Identifiable
			and Customer	Intangible
	(In thousands)	Goodwill	Relationships	Assets

	Balance, December 31, 2007	$531,191	$53,316	$53,316
	Other	(3,548)	-	-
	Amortization expense	-	(4,728)	(4,728)

	Balance, June 30, 2008	$527,643	$48,588	$48,588

	Estimated amortization expense for the year ending:
	Remaining 2008		$4,728	$4,728
	2009		8,501	8,501
	2010		7,811	7,811
	2011		7,556	7,556
	2012		7,556	7,556
	Thereafter		12,436	12,436

The reduction of $3.5 million in goodwill, shown above as other, was primarily due to a reduction of unrecognized tax benefits for tax positions taken in prior years based on the settlement of an IRS examination.

	The components of identifiable intangible assets are comprised of core deposit and customer relationships and had the following balances at June 30, 2008:

		Original		Balance
		Recorded	Cumulative	June 30,
	(In thousands)	Amount	Amortization	2008

	Core deposit and customer relationships	$86,908	$38,320	$48,588

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

8.	Other Assets

	Selected components of other assets are as follows:
		June 30,	December 31,
	(In thousands)	2008	2007

	Deferred tax asset, net	$13,691	$10,033
	Accrued interest receivable	32,625	35,071
	Prepaid pension	13,450	14,180
	Investments in limited partnerships and other investments	9,804	9,069
	All other	30,758	24,929

	Total other assets	$100,328	$93,282

9.	Deposits

	A summary of deposits by account type is as follows:
		June 30,	December 31,
	(In thousands)	2008	2007

	Savings	$1,349,136	$941,051
	Money market	427,174	492,042
	NOW	391,946	401,097
	Demand	500,673	477,408
	Time	1,662,071	2,062,067

	Total deposits	$4,331,000	$4,373,665

10.	Borrowings

	The following is a summary of the Company’s borrowed funds:
		June 30,	December 31,
	(In thousands)	2008	2007

	FHLB advances (1)	$2,244,598	$2,136,965
	Repurchase agreements	183,783	192,145
	Mortgage loans payable	1,390	1,459
	Junior subordinated debentures issued to affiliated trusts (2)	24,835	24,935

	Total borrowings	$2,454,606	$2,355,504

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141,“Business Combinations,” of $7.6 million and $9.6 million at June 30, 2008 and December 31, 2007, respectively.

(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141,“Business Combinations,” of $200,000 and $300,000 at June 30, 2008 and December 31, 2007, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

FHLB advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible investment securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. Investment securities currently maintained as collateral are U.S. Agency hybrid adjustable rate mortgage-backed securities. At June 30, 2008 and December 31, 2007, the Bank was in compliance with the FHLB collateral requirements. At June 30, 2008, the Company could borrow an additional $285.6 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity of approximately $654.6 million would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $114.6 million as of June 30, 2008, all of which was available on that date. Repurchase agreement lines of credit totaled $125.0 million at June 30, 2008, with availability of $100.0 million. At June 30, 2008, the majority of the Company’s $2.24 billion outstanding FHLB advances were at fixed rates ranging from 2.25% to 8.17%, while one advance of $15.0 million had a floating rate of 2.79%. The weighted average rate for all FHLB advances at June 30, 2008 was 4.57%.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

The following table presents the amount of net periodic pension cost for the three months ended June 30, 2008 and 2007.

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2008	2007	2008	2007	2008	2007

Service cost - benefits earned during the period	$787	$809	$134	$125	$49	$50
Interest cost on projected benefit obligation	1,363	1,258	177	159	93	88
Expected return on plan assets	(1,798)	(1,786)	-	-	-	-
Amortization:
Transition	-	-	-	-	13	13
Prior service cost	13	13	2	2	-	-
Loss (gain)	-	79	-	-	(20)	(6)

Net periodic benefit cost	$365	$373	$313	$286	$135	$145

The following table presents the amount of net periodic pension cost for the six months ended June 30, 2008 and 2007:

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2008	2007	2008	2007	2008	2007

Service cost - benefits earned during the period	$1,575	$1,618	$269	$250	$98	$99
Interest cost on projected benefit obligation	2,726	2,515	353	318	186	175
Expected return on plan assets	(3,595)	(3,571)	-		-	-
Amortization:
Transition	-	-	-	-	26	26
Prior service cost	25	25	3	3	-	-
Gain (loss)	-	159	-	-	(40)	(11)

Net periodic benefit cost	$731	$746	$625	$571	$270	$289

In connection with its conversion to a state-chartered stock bank, the Company established an employee stock ownership plan (“ESOP”) to provide substantially all employees of the Company the opportunity to become stockholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 26 years. The unallocated ESOP shares are pledged as collateral on the loan.

At June 30, 2008, the loan had an outstanding balance of $101.0 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three and six months ended June 30, 2008 was approximately $817,000 and $1.5 million, respectively. For the three and six months ended June 30, 2007, the ESOP compensation expense was approximately $929,000 and $1.9 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The ESOP shares as of June 30, 2008 were as follows:

Shares released for allocation	1,038,069
Unreleased shares	6,416,493

Total ESOP shares	7,454,562

Market value of unreleased shares at June 30, 2008 (in thousands)	$80,078

12.	Stock-Based Compensation

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

Option Awards

Options awarded to date are for a term of ten years. Substantially all of these options were awarded on the original award date of June 17, 2005 and these 2005 option awards have the following vesting schedule: 40% vested at year-end 2005, 20% vested at year-end 2006 and 2007, respectively and 20% will vest at year-end of 2008. Subsequent awards have vesting periods of either three or four years. The Company has assumed a 0.4% forfeiture rate as the majority of the options have been awarded to senior level management. Compensation expense recorded on options for the three months ended June 30, 2008 and 2007 was $1.0 million and $1.1 million, respectively, or after tax expense of approximately $682,000 and $715,000, respectively. For both the six month periods ended June 30, 2008 and 2007, compensation expense of $2.2 million, or after tax of $1.4 million and $1.5 million, respectively was recorded. It is anticipated that the Company will recognize expense on options of approximately $4.2 million, $179,000, $153,000, $70,000 and $7,000 in calendar years 2008 through 2012, unless additional awards are granted.

Options to purchase 79,250 shares were granted to employees during the six months ended June 30, 2008 and options to purchase 80,000 shares were granted during the six months ended June 30, 2007. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $1.96 and $2.72 for the options which were granted in 2008 and 2007, respectively. The weighted-average related assumptions for the six months ended June 30, 2008 and 2007 are presented in the following table.

	2008	2007

Risk-free interest rate	2.86%	4.50%
Expected dividend yield	2.12%	1.50%
Expected volatility	16.19%	16.17%
Expected life	6.25 years	3.84 years

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

A summary of option activity as of June 30, 2008 and changes during the period ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,537,660	$14.41
Granted	79,250	12.43
Exercised	-	-
Forfeited/cancelled	(48,729)	14.34
Expired	(12,850)	14.39

Options outstanding at June 30, 2008	8,555,331	$14.40	7.00	$23

Options exercisable at June 30, 2008	6,795,704	$14.40	6.97	$-

The following table summarizes the nonvested options during the six months ended June 30, 2008.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2008	1,801,508	$2.65
Granted	79,250	1.96
Vested	(72,402)	2.62
Forfeited/Cancelled	(48,729)	2.59

Nonvested at June 30, 2008	1,759,627	$2.62

Restricted Stock Awards

To date, 3,530,217 shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and these 2005 awards have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards have vesting schedules of either three or four years. The associated expense is recorded based on the vesting schedules. Compensation expense recorded on restricted stock for the three months ended June 30, 2008 and 2007 was approximately $1.8 million and $2.0 million or after tax expense of approximately $1.3 million and $1.5 million, respectively. For the six months ended June 30, 2008 and 2007, compensation expense for both periods was $3.7 million, or after-tax expense of approximately $2.7 million. The Company anticipates that it will record expense of approximately $7.0 million, $6.4 million, $6.3 million, $4.2 million and $29,000 in calendar years 2008 through 2012, respectively, unless additional awards are granted.

The following table summarizes the nonvested restricted stock awards during the six months ended June 30, 2008.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2008	2,262,216	$14.42
Granted	58,300	12.08
Vested	(533,295)	11.72
Forfeited/Cancelled	(64,508)	14.39

Nonvested at June 30, 2008	1,722,713	$14.34

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

13.	Income Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities and excess tax benefits related to the vesting of restricted stock. Deferred taxes charged to goodwill were in connection with prior acquisitions. The Company had a net deferred tax asset of $13.7 million and $10.0 million at June 30, 2008 and December 31, 2007, respectively.

The allocation of deferred tax expense involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2008	2007	2008	2007

Deferred tax (benefit) expense allocated to:
Stockholders’ equity, tax effect of net unrealized (loss) gain on investment
securities available for sale, net of valuation allowance	$(3,905)	$4,356	$(3,107)	$7,589
Stockholders’ equity, tax impact of adoption of EITF 06-04	-	-	(572)	-
Goodwill	-	(32)	(256)	(3,812)
Income	(1,780)	(8,076)	277	(4,836)

Total deferred tax benefit	$(5,685)	$(3,752)	$(3,658)	$(1,059)

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Six months ended
(In thousands)	June 30, 2008

Balance at December 31, 2007	$4,436
Additions for tax positions of current year	80
Additions for tax positions of prior year	36
Reductions for tax positions of prior year	(4,175)

Balance at June 30, 2008	$377

Included in the balance at June 30, 2008 are $367,000 of tax positions for which the ultimate deductibility is highly uncertain and for which the disallowance of the tax position would affect the annual effective tax rate. The Company anticipates that none of the unrecognized tax benefits will reverse in the next twelve months due to statute expirations. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2008, the Company has accrued approximately $41,000 in interest and penalties.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2002. In the first quarter of 2006, the Internal Revenue Service (IRS) commenced an examination of the 2003 and 2004 tax years for the Company and various acquired entities. As of March 31, 2008, the IRS has completed their audit and they have communicated $64,000 of adjustments before interest, to the audited tax years. As a result of the completed audit with the IRS, the Company released $991,000 of interest and penalties on unrecognized tax benefits through continuing operations and $2.9 million of unrecognized tax benefits through goodwill.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

14.	Commitments and Contingencies

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any terms or covenants established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments consist principally of unused commercial and consumer lines of credit. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as those involved with extending loans to customers and are subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

The table below summarizes the Company’s commitments and contingencies discussed above.

	June 30,	December 31,
(In thousands)	2008	2007

Loan commitments	$132,409	$71,191
Unadvanced portion of construction loans	116,343	163,302
Standby letters of credit	14,494	15,885
Unadvanced portion of lines of credit	581,070	560,298

Total commitments	$844,316	$810,676

Other Commitments

As of June 30, 2008 and December 31, 2007, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $2.7 million and $2.8 million, respectively which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of NewAlliance Bancshares, Inc.

15.	Stockholders’ Equity

At June 30, 2008 and December 31, 2007, stockholders’ equity amounted to $1.41 billion, representing 17.0% and 17.1% of total assets, respectively. The Company paid cash dividends totaling $0.135 per share on common stock during the six months ended June 30, 2008.

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

Share Repurchase Plan

On January 31, 2006, the Company’s Board of Directors authorized a repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 5,926,000 shares of common stock at a weighted average price of $13.38 per share as of June 30, 2008. There is no set expiration date for this repurchase plan.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Regulatory Capital

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At June 30, 2008, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

						To Be Well
				For Capital		Capitalized Under
				Adequacy		Prompt Corrective
		Actual		Purposes		Action Provisions

	(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

	NewAlliance Bank
	June 30, 2008
	Tier 1 Capital (to Average Assets)	$706,019	9.3%	$302,237	4.0%	$379,047	5.0%
	Tier 1 Capital (to Risk Weighted Assets)	706,019	15.6	180,948	4.0	271,422	6.0
	Total Capital (to Risk Weighted Assets)	753,817	16.7	361,896	8.0	452,370	10.0

	December 31, 2007
	Tier 1 Capital (to Average Assets)	$692,735	9.1%	$304,876	4.0%	$381,095	5.0%
	Tier 1 Capital (to Risk Weighted Assets)	692,735	15.6	178,102	4.0	267,153	6.0
	Total Capital (to Risk Weighted Assets)	736,548	16.5	356,204	8.0	445,254	10.0

	NewAlliance Bancshares, Inc.
	June 30, 2008
	Tier 1 Capital (to Average Assets)	$847,961	11.2%	$304,006	4.0%	$380,008	5.0%
	Tier 1 Capital (to Risk Weighted Assets)	847,961	18.7	181,493	4.0	272,240	6.0
	Total Capital (to Risk Weighted Assets)	895,759	19.7	362,987	8.0	453,733	10.0

	December 31, 2007
	Tier 1 Capital (to Average Assets)	$833,596	10.9%	$305,288	4.0%	$381,610	5.0%
	Tier 1 Capital (to Risk Weighted Assets)	833,596	18.6	179,225	4.0	268,837	6.0
	Total Capital (to Risk Weighted Assets)	877,409	19.6	358,449	8.0	448,062	10.0

16.	Other Comprehensive Income

	The following table presents the components of other comprehensive income and the related tax effects for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2008	2007	2008	2007

Net income (loss)	$11,782	$(3,859)	$24,716	$5,437
Other comprehensive income, before tax
Unrealized losses on securities
Unrealized holding losses arising during the period	(11,779)	(10,183)	(8,292)	(783)
Reclassification adjustment for (gains) losses included in
net income (loss)	(87)	22,345	(1,225)	22,187

Other comprehensive (loss) income, before tax	(11,866)	12,162	(9,517)	21,404
Income tax benefit (expense), net of valuation allowance	3,905	(4,356)	3,107	(7,589)

Other comprehensive (loss) income, net of tax	(7,961)	7,806	(6,410)	13,815

Comprehensive income	$3,821	$3,947	$18,306	$19,252

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

17.	Earnings Per Share

	The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 is presented below.

		Three Months Ended		Six Months Ended
		June 30,		June 30,

	(In thousands, except per share data)	2008	2007	2008	2007

	Net income (loss)	$11,782	$(3,859)	$24,716	$5,437
	Average common shares outstanding for basic EPS	100,113	103,872	100,195	103,961
	Effect of dilutive stock options and unvested stock awards	169	733	20	929

	Average common and common-equivalent shares for dilutive EPS	100,282	104,605	100,215	104,890
	Net income (loss) per common share:
	Basic	$0.12	$(0.04)	$0.25	$0.05
	Diluted	0.12	(0.04)	0.25	0.05

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

Our Business

General

NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.26 billion and stockholders’ equity of $1.41 billion at June 30, 2008. Its business philosophy is to operate as a community bank with local decision-making authority.

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

Our Objectives

NewAlliance seeks to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Build high quality, profitable loan portfolios using organic, purchase and acquisition strategies;
•	Increase core deposit relationships with a focus on checking and savings accounts;
•	Increase the non-interest income component of total revenues through development of banking-related fee income and growth in wealth management services;
•	Maintain a rigorous risk identification and management process;
•	Grow through a disciplined acquisition strategy, supplemented by de-novo branching;
•	Improve operating efficiencies; and
•	Utilize technology to enhance superior customer service and products.

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

EITF Issue 06-4 and EITF Issue 06-10 had the effect of recording a liability in the amount of $1.6 million with a corresponding reduction to retained earnings. For further information, see Note 2 in the Notes to the Unaudited Consolidated Financial Statements.

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

Net income for the second quarter of 2008 was $11.8 million or $0.12 per diluted share, compared to a loss of $3.9 million or $0.04 per diluted share for the second quarter of 2007. For the six months ended June 30, 2008, net income was $24.7 million or $0.25 per diluted share, compared to $5.4 million or $0.05 per diluted share.

The largest single component causing the quarter-over-quarter and year-over-year increase in net income was the investment securities portfolio restructuring in June 2007. The restructuring resulted in the Company recording an-other-than-temporary impairment charge of $22.6 million ($14.7 million after-tax). The restructuring primarily affected fixed rate mortgage-backed securities and CMO’s and was completed to reduce the Company’s exposure to fixed rate assets as well as to increase the yield on the portfolio, thereby providing a prospective improvement in the net interest margin. The market value of the securities sold was $759.0 million and the cash proceeds were reinvested in agency hybrid adjustable rate mortgage-backed securities.

Results for the quarter were also positively affected by a $4.6 million decline in funding costs, mainly due to decreases in the average rate and balance of time deposits. These improvements were partially offset by an increase in the provision for loan losses of $3.1 million which reflects the increase in nonaccrual loans, an outcome of the current economic environment.

Year-over-year comparisons were positively impacted by the restructuring of the investment securities portfolio and a reduction in funding costs. Similar to the quarter, there was an increase in the provision for loan losses in the current year-to-date period of $3.8 million.

For the three and six months ended June 30, 2008 compared to 2007, return on average assets increased 78 basis points and 47 basis points, respectively, and our return on average equity increased 441 basis points and 271 basis points, respectively.

The net interest margin experienced improvements over 2007 for both the three and six months ended June 30, 2008 due to strong loan growth, the restructuring of the investment securities portfolio during the second quarter of 2007 and the reduction in deposit costs, partially offset by an increase in FHLB borrowings expense. For the three months ended June 30, 2008 the net interest margin was 2.67% as compared to 2.44% for the same period in 2007, an increase of 23 basis points. For the six months ended June 30, 2008 the net interest margin was 2.62%, an increase of 15 basis points from 2.47% for the six months ended June 30, 2007.

Our continued focus on maintaining credit quality has resulted in continued positive asset quality ratios as compared to our peers. The allowance for loan losses to total loans increased four basis points to 0.97% from 0.93% at December 31, 2007. The ratio of nonperforming loans to total loans was 0.53% at June 30, 2008 compared to 0.35% at December 31, 2007 and 0.33% at June 30, 2007. Net charge-offs were $1.3 million and $1.4 million for the three and six months ended June 30, 2008, respectively compared to $262,000 and $479,000 for the three and six months ended June 30, 2007, respectively.

Stockholders’ equity remained essentially flat with December 31, 2007 as net income for the six months ended June 30, 2008 of $24.7 million, was partially offset by cash dividends paid in the amount of $13.8 million, or 13.5 cents per common share, as well as the repurchase of approximately 783,000 shares for $9.8 million. Dividend payments and stock buybacks are in accordance with our continued strategy of judicious capital deployment. The Tier I capital ratio was xx% at June 30, 2008. Per common share data also improved as of June 30, 2008 from December 31, 2007 and June 30, 2007. Book value per share increased to $13.03 from $12.93 at December 31, 2007 and $12.61 at June 30, 2007, and tangible book value per share increased to $7.70 from $7.56 and $7.41 for the same time periods, respectively. Diluted weighted average shares decreased by 4.3 million shares from June 30, 2007, which was a factor in the increase in earnings per share.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except per share data)	2008	2007	2008	2007

Condensed Income Statement
Interest and dividend income	$99,180	$98,111	$201,394	$194,917
Interest expense	50,932	55,502	107,140	108,903

Net interest income before provision for loan losses	48,248	42,609	94,254	86,014
Provision for loan losses	3,700	600	5,400	1,600

Net interest income after provision for loan losses	44,548	42,009	88,854	84,414
Non-interest income	14,519	(7,766)	30,185	6,463
Operating expenses	41,294	40,463	83,477	81,365
Merger related charges	23	472	78	2,339

Income before income taxes	17,750	(6,692)	35,484	7,173
Income tax provision	5,968	(2,833)	10,768	1,736

Net income (loss)	$11,782	$(3,859)	$24,716	$5,437

Weighted average shares outstanding
Basic	100,112,529	103,872,256	100,194,898	103,960,928
Diluted	100,282,161	104,605,351	100,215,006	104,889,936
Earnings (loss) per share
Basic	$0.12	$(0.04)	0.25	$0.05
Diluted	0.12	(0.04)	0.25	0.05

Financial Ratios
Return on average assets (1)	0.58%	(0.20)%	0.61%	0.14%
Return on average equity (1)	3.33	(1.08)	3.49	0.78
Net interest margin (1)	2.67	2.44	2.62	2.47

Non-GAAP Ratios
Efficiency ratio (2)	66.62	71.55	67.92	73.35

Per share data
Book value per share	$13.03	$12.61	13.03	$12.61
Tangible book value per share	7.70	7.41	7.70	7.41

(1)	Annualized.
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

Average Balances, Interest, Average Yields/Cost and Rate/Volume Analysis
Tables 2 & 3 below set forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields or rates for the periods indicated. The average yields and costs are derived by dividing income or expenses by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are computed using daily balances. Yields and amounts earned include loan fees and fair value adjustments related to acquired loans, deposits and borrowings. Loans held for sale and nonaccrual loans have been included in interest-earning assets for purposes of these computations.

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

Table 2: Average Balance Sheets for the Three Months Ended June 30, 2008 and 2007

	Three Months Ended

	June 30, 2008			June 30, 2007

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,496,686	$34,512	5.53%	$2,296,841	$31,729	5.53%
Commercial real estate	1,201,492	18,291	6.09	1,129,658	18,636	6.60
Commercial business	460,348	6,819	5.93	478,037	8,862	7.42
Consumer	700,195	9,547	5.45	660,334	10,887	6.59

Total Loans	4,858,721	69,169	5.69	4,564,870	70,114	6.14
Short-term investments	29,012	190	2.62	55,736	732	5.25
Investment securities	2,346,725	29,821	5.08	2,359,563	27,265	4.62

Total interest-earning assets	7,234,458	$99,180	5.48%	6,980,169	$98,111	5.62%
Non-interest-earning assets	942,280			910,013

Total assets	$8,176,738			$7,890,182

Interest-bearing liabilities
Deposits
Money market	$459,839	$2,309	2.01%	$498,785	$4,201	3.37%
NOW	386,766	277	0.29	425,608	1,209	1.14
Savings	1,238,774	7,453	2.41	906,121	4,296	1.90
Time	1,667,174	14,766	3.54	2,055,404	22,949	4.47

Total interest-bearing deposits	3,752,553	24,805	2.64	3,885,918	32,655	3.36
Repurchase agreements	178,715	919	2.06	193,016	1,914	3.97
FHLB advances and other borrowings	2,273,945	25,208	4.43	1,821,975	20,933	4.60

Total interest-bearing-liabilities	6,205,213	50,932	3.28%	5,900,909	55,502	3.76%
Non-interest-bearing demand deposits	482,501			490,733
Other non-interest-bearing liabilities	74,564			71,945

Total liabilities	6,762,278			6,463,587
Equity	1,414,460			1,426,595

Total liabilities and equity	$8,176,738			$7,890,182

Net interest-earning assets	$1,029,245			$1,079,260

Net interest income		$48,248			$42,609

Interest rate spread			2.20%			1.86%
Net interest margin (net interest income
as a percentage of total interest-earning assets)			2.67%			2.44%
Ratio of total interest-earning assets
to total interest-bearing liabilities			116.59%			118.29%

Table 3: Average Balance Sheets for the Six Months Ended June 30, 2008 and 2007

	Six Months Ended

	June 30, 2008			June 30, 2007

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,446,768	$67,790	5.54%	$2,222,235	$61,549	5.54%
Commercial real estate	1,200,327	37,177	6.19	1,125,494	37,008	6.58
Commercial business	458,508	14,185	6.19	461,341	16,980	7.36
Consumer	694,054	19,833	5.72	655,962	21,641	6.60

Total Loans	4,799,657	138,985	5.79	4,465,032	137,178	6.14
Short-term investments	28,841	474	3.29	60,053	1,610	5.36
Investment securities	2,378,191	61,935	5.21	2,435,575	56,129	4.61

Total interest-earning assets	7,206,689	$201,394	5.59%	6,960,660	$194,917	5.60%
Non-interest-earning assets	944,508			879,731

Total assets	$8,151,197			$7,840,391

Interest-bearing liabilities
Deposits
Money market	$476,044	$5,529	2.32%	$503,482	$8,193	3.25%
NOW	383,892	794	0.41	421,929	2,251	1.07
Savings	1,118,532	13,204	2.36	873,917	7,530	1.72
Time	1,805,033	35,276	3.91	2,096,046	46,703	4.46

Total interest-bearing deposits	3,783,501	54,803	2.90	3,895,374	64,677	3.32
Repurchase agreements	184,348	2,067	2.24	196,893	3,837	3.90
FHLB advances and other borrowings	2,222,070	50,270	4.52	1,781,600	40,389	4.53

Total interest-bearing-liabilities	6,189,919	107,140	3.46%	5,873,867	108,903	3.71%
Non-interest-bearing demand deposits	471,090			523,176
Other non-interest-bearing liabilities	75,502			49,337

Total liabilities	6,736,511			6,446,380
Equity	1,414,686			1,394,011

Total liabilities and equity	$8,151,197			$7,840,391

Net interest-earning assets	$1,016,770			$1,086,793

Net interest income		$94,254			$86,014

Interest rate spread			2.13%			1.89%
Net interest margin (net interest income
as a percentage of total interest-earning assets)			2.62%			2.47%
Ratio of total interest-earning assets
to total interest-bearing liabilities			116.43%			118.50%

Table 4: Rate/Volume Analysis

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Compared to			Compared to
	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$20	$2,763	$2,783	$21	$6,220	$6,241
Commercial real estate	(1,489)	1,144	(345)	(2,216)	2,385	169
Commercial business	(1,725)	(318)	(2,043)	(2,692)	(103)	(2,795)
Consumer	(1,968)	628	(1,340)	(3,014)	1,206	(1,808)

Total loans	(5,162)	4,217	(945)	(7,901)	9,708	1,807
Short-term investments	(277)	(265)	(542)	(485)	(651)	(1,136)
Investment securities	2,705	(149)	2,556	7,154	(1,348)	5,806

Total interest-earning assets	$(2,734)	$3,803	$1,069	$(1,232)	$7,709	$6,477

Interest-bearing liabilities
Deposits
Money market	$(1,585)	$(307)	$(1,892)	$(2,237)	$(427)	$(2,664)
NOW	(831)	(101)	(932)	(1,270)	(187)	(1,457)
Savings	1,335	1,822	3,157	3,231	2,443	5,674
Time	(4,276)	(3,907)	(8,183)	(5,366)	(6,061)	(11,427)

Total interest bearing deposits	(5,357)	(2,493)	(7,850)	(5,642)	(4,232)	(9,874)
Repurchase agreements	(862)	(133)	(995)	(1,539)	(231)	(1,770)
FHLB advances and other borrowings	(759)	5,034	4,275	(84)	9,965	9,881

Total interest-bearing liabilities	(6,978)	2,408	(4,570)	(7,265)	5,502	(1,763)

Increase in net interest income	$4,244	$1,395	$5,639	$6,033	$2,207	$8,240

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

During the first half of 2008, the yield curve began to return to a more normal, upward-sloping shape. Since the beginning of the fourth quarter of 2007, the Federal Reserve Board (“FRB”) lowered the target federal funds rate seven times, for a total decrease of 275 basis points (from 4.75% to 2.00%). Decreases of 200 basis points and 25 basis points occurred during the first and second quarters of 2008, respectively.

Comparison of Quarter-to-Date June 2008 and June 2007
As shown in Table 2, net interest income for the quarter ended June 30, 2008 was $48.2 million, an increase of $5.6 million from June 30, 2007. The increase is due to a 23 basis point increase in the net interest margin to 2.67% at June 30, 2008 from 2.44% for the same period in the prior year, which is offsetting the $50.0 million decline in net interest-earning assets.

Interest income increased $1.1 million to $99.2 million for the quarter ended June 30, 2008 due to the positive effect of the June 2007 investment portfolio restructuring, partially offset by the decrease in interest income earned on the loan portfolio. The restructuring of the investment portfolio primarily led to the 46 basis point increase in the average yield earned over the prior year period. The increase in the average yield earned offset the $12.8 million decline in the average balance of investment securities as the Company used cash flows from investments as one of the vehicles to fund loan growth and offset deposit outflows.

Loan income declined for the quarter due to the decrease in the average yield earned in response to the FRB rate cuts as new loans were originated and as adjustable rate loans reset, the yields were at lower rates. While most loan categories experienced increases in average balances, the residential real estate loan portfolio was the main driver of the growth. The increase in average balances was due to increased organic loan originations as the Company continued to take advantage of the pricing opportunities in our lending area due to the sustained dislocations in the credit market, which has in the short term diminished competition. Loan portfolio volume accounted for approximately $4.2 million of the increase in interest income and partially offset the 45 basis point decline in the average yield earned on loans. All loan categories, except for residential, experienced a decline in the average yield due to the interest rate cuts by the FRB.

The cost of funds for the quarter ended June 30, 2008 decreased $4.6 million to $50.9 million, compared to $55.5 million for the same period a year ago. The Company’s strategy during this period was to bring down deposit costs while being mindful of competitor pricing, which resulted in a $7.9 million decrease in interest expense comprised of a 72 basis point decrease in the average rate paid and a $133.4 million decrease in the average balances. This decrease was primarily in higher costing time deposits as interest expense in this category decreased $8.2 million as the average balances and average rate paid decreased $388.2 million and 93 basis points, respectively. The decrease in time deposits was partially offset by an increase in savings accounts as the average balance for the period rose $332.7 million the average yield paid increased 51 basis points causing interest expense to increase $3.2 million. Savings accounts increased due to targeted marketing campaigns which offered higher pricing for select products and migration from maturing time deposits as they repriced at reduced rates.

To offset the overall decrease in the average balance of deposit accounts and to fund loan growth, the Company expanded the use of FHLB advances and other borrowings. This resulted in an increase in the average balance of $452.0 million, which accounted for $5.0 million of the increase in interest expense.

Comparison of Year-to-Date June 2008 and June 2007
As shown in Table 3, net interest income for the six months ended June 30, 2008 was $94.3 million compared to $86.0 million for the same period a year ago. This year over year increase is primarily due to the same factors as previously discussed above.

The increase in interest income was driven by the investment portfolio restructuring and the growth in the loan portfolio, partially offset by the decrease in the average yield earned on loans. As in the quarter, the cost of funds for the current year-to-date period decreased compared to the same period a year ago. Although the decline in the cost of funds of $1.8 million was not as significant as the decrease experienced in the quarter, the shift in the mix of interest-bearing liabilities has reduced the cost of funds by 25 basis points and helped to improve the net interest spread by 24 basis points.

The Company will continue to evaluate its options for funding loan growth and, as necessary, to counter deposit outflows including, a) expanding the use of FHLB advances and other borrowings, and b) increasing the rate paid on deposits, which may have a negative impact on the net interest margin.

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management recorded a provision for loan losses of $3.7 million for the three months ended June 30, 2008. The primary factors that influenced management’s decision to record this provision were growth in the loan portfolios as well as increasing trends in delinquencies, net charge-offs and nonperforming loans. The second quarter increase in non-performing loans of $7.2 million was primarily related to commercial construction loans for two residential condominium projects. A provision for loan losses of $600,000 was recorded for the three months ended June 30, 2007, based on growth in the portfolio, the level of net charge-offs, and non-performing loans at that time.

For the six months ended June 30, 2008, the provision for loan losses was $5.4 million as compared to $1.6 million for the same period a year ago. The year-to-date provision relates to increases in non-performing loans of $9.8 million, primarily in the residential portfolio and construction loans to commercial developers of residential condominiums due to the current economic conditions. Future provisions for loan losses may be deemed necessary if economic conditions do not improve or continue to deteriorate.

At June 30, 2008, the allowance for loan losses was $47.8 million, which represented 0.97% of total loans and 182.57% of non-performing loans. This compared to the allowance for loan losses of $43.8 million at December 31, 2007 which represented 0.93% of total loans and 267.38% of non-performing loans.

Table 5: Non-Interest Income
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change

(Dollars in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Depositor service charges	$6,708	$7,003	$(295)	(4.21)%	$13,340	$13,492	$(152)	(1.13)%
Loan and servicing income	264	612	(348)	(56.86)	645	1,058	(413)	(39.04)
Trust fees	1,678	1,676	2	0.12	3,348	3,343	5	0.15
Investment management, brokerage &
insurance fees	1,844	1,861	(17)	(0.91)	4,376	3,535	841	23.79
Bank owned life insurance	1,291	1,600	(309)	(19.31)	2,820	3,170	(350)	(11.04)
Net gain (loss) on securities	87	(22,345)	22,432	100.39	1,225	(22,187)	23,412	105.52
Net gain on sale of loans	656	467	189	40.47	913	664	249	37.50
Other	1,991	1,360	631	46.40	3,518	3,388	130	3.84

Total non-interest income	$14,519	$(7,766)	$22,285	286.96%	$30,185	$6,463	$23,722	367.04%

Non-Interest Income

Comparison of Quarter-to-Date June 2008 and June 2007
As displayed in Table 5, non-interest income increased $22.3 million to $14.5 million for the three months ended June 30, 2008 from the prior year period. The increase was primarily due to an increase in net gain/loss on securities attributable to the investment portfolio restructuring that resulted in a $22.6 million pre-tax charge during the prior year quarter. Excluding the restructuring charges, non-interest income decreased $289,000 primarily due to decreases in depositor service charges, loan and servicing income and bank-owned life insurance, partially offset by an increase in other income.

•
Net gain (loss) on securities increased $22.4 million, primarily due to the restructuring in 2007. Excluding the securities restructuring, the net gain on securities decreased $142,000 due to the loss on the sale of the last two remaining bank stocks as a result of the market downturn in the financial sector, partially offset by the gain on the sale of mortgage-backed ARM securities which were sold at a premium in order to reduce prepayment risk and to fund deposit outflows.

•	Other income increased primarily as a result of a net gain on limited partnerships due to the increase in the carrying value on certain limited partnerships.

•
Depositor service charges decreased due to a decline in overdraft fees, ATM fees and inactive and dormant account fees. The Company eliminated ATM point-of-sale and inactive and dormant account service charges during the first quarter of 2008 due to promotional and competitive reasons and overdraft fees declined due to volume. These decreases were partially offset by increased check card revenue due to increased card activity.

•	Loan and servicing fees declined due largely to a decrease in loan fees, principally commercial real estate prepayment fees, and to an increase in the valuation allowance of the SBA servicing asset.

•	Bank-owned life insurance decreased due to a decline in the average yield earned as a result of current market interest rates.

Comparison of Year-to-Date June 2008 and June 2007
For the six months ended June 30, 2008 non-interest income increased $23.7 million to $30.2 million compared to $6.5 million for the same period a year ago. Non-interest income for the six months ended June 30, 2007 was positively affected by the restructuring of the investment portfolio discussed above. Excluding the investment restructuring, non-interest income increased $1.1 million due mainly to increases in investment management, brokerage and insurance fees, net gain on securities and net gain on sale of loans, partially offset by a decrease in loan and servicing income and bank owned life insurance.

•
Net gain on securities increased $23.4 million due to the restructuring in 2007 and resulting impairment charge of $22.6 million. Excluding the restructuring, net gain on securities increased $838,000 due to gains recorded on the sale of adjustable-rate mortgage-backed securities. These securities were sold at a premium and were sold in order to reduce prepayment risk and offset deposit outflow. Partially offsetting the mortgage-backed securities gain was the loss on the sale of bank stocks due to a decline in the market price.

•
Investment management, brokerage and insurance fees increased mainly due to the sales of fixed annuity products resulting from a favorable rate environment for these products. An increase in the number of sales personnel and increased marketing efforts have contributed to the increased trading activity and the sales of investment products.

•
Net gain on sale of loans increased due to an upsurge in mortgage loans originated for sale due to pricing opportunities in our lending area resulting from the continued dislocations in the credit market.

•	Loan and servicing income and bank owned life insurance decreased due to the same reasons as discussed in the quarterly comparison.

Table 6: Non-Interest Expense
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change

(Dollars in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Salaries and employee benefits	$22,935	$21,635	$1,300	6.01%	$46,624	$43,492	$3,132	7.20%
Occupancy	4,320	4,325	(5)	(0.12)	9,214	8,729	485	5.56
Furniture and fixtures	1,654	1,702	(48)	(2.82)	3,340	3,443	(103)	(2.99)
Outside services	4,471	4,182	289	6.91	8,744	8,759	(15)	(0.17)
Advertising, public relations,
and sponsorships	2,036	2,258	(222)	(9.83)	3,745	3,938	(193)	(4.90)
Amortization of identifiable
intangible assets	2,364	2,951	(587)	(19.89)	4,728	6,039	(1,311)	(21.71)
Merger related charges	23	472	(449)	(95.13)	78	2,339	(2,261)	(96.67)
Other	3,514	3,410	104	3.05	7,082	6,965	117	1.68

Total non-interest expense	$41,317	$40,935	$382	0.93%	$83,555	$83,704	$(149)	(0.18)%

Non-Interest Expense

Comparison of Quarter-to-Date June 2008 and June 2007
As displayed in Table 6, non-interest expense increased $382,000 to $41.3 million for the three months ended June 30, 2008 from $40.9 million for the same period a year ago. The main driver of the increase was salaries and employee benefits and outside services. These increases were partially offset by decreases in amortization of identifiable intangible assets, merger related charges and advertising, public relations, and sponsorships.

•
Salaries and employee benefits increased as a result of employee incentive accruals, general merit increases and a decrease in capitalized salary expenses primarily due to the decline in loan originations, particularly commercial loans. These increases were partially offset by a decrease to charges associated with the LTCP for an executive that is no longer with the Company and to a lesser extent, expenses related to the Employee Stock Ownership Plan (“ESOP”). ESOP expense declined due to a lower average stock price during the second quarter of 2008 as compared to the same period in 2007.

•
Outside services increased primarily due to legal and consulting costs related to human resources as well as charges incurred for outsourcing general internal audit work, partially offset by a decline in data processing expenses.

•
Amortization of identifiable intangible assets decreased due to using an accelerated method of amortization for core deposit intangibles which results in a higher level of expense in earlier periods. Amortization of non-compete agreements decreased due to the expiration of all agreements in the third quarter of 2007.

•	Merger related charges decreased due to charges for legal, consulting, advertising and data processing expense associated with the Westbank acquisition that occurred in 2007.

•	Advertising expenses decreased due to a decline in higher-costing television advertisements, public relations, sponsorships and cash incentive programs.

Comparison of Year-to-Date June 2008 and June 2007
For the six months ended June 30, 2008 non-interest expense decreased $149,000 to $83.6 million from $83.7 million for the same period a year ago. The main drivers of the decrease were merger related charges and amortization of identifiable intangible assets. These decreases were mostly offset by increases in salaries and employee benefits and occupancy expenses.

•	Conversion and merger related charges decreased due to the same reasons as outlined above.

•	Amortization of identifiable intangible assets decreased due to using an accelerated method of amortization as discussed above.

•
Salaries and employee benefits increased as a result of severance recorded in the first quarter of 2008 for an executive that is no longer with the Company. There were also increases in employee incentive accruals, general merit increases, bonus payouts due to the increased sales of investment products and a decrease in capitalized salaries primarily due to the same factors as discussed above. These increases are partially offset by a decrease in ESOP expense due to a decline in the average year-to-date stock price.

•
Occupancy expense increased due to a charge of approximately $350,000 in order to facilitate the disposition of excess leased space and increased maintenance and repair costs spread throughout the branch network.

Income Tax Provision

The income tax expense of $6.0 million for the three months ended June 30, 2008 resulted in an effective tax rate of 33.6%, compared to an income tax benefit of ($2.8) million for the three months ended June 30, 2007, which resulted in an effective tax rate of 42.3%. The income tax expense for the six months ended June 30, 2008 and 2007 was $10.8 million and $1.7 million, respectively. The effective tax rate for these periods was 30.3% and 24.2%, respectively.

In the second quarter of 2007, the Company restructured a part of the investment securities portfolio which had a significant impact on the Company’s effective tax rate. Absent the investment portfolio restructuring, the effective tax rate for the three and six months ended June 30, 2007 would have been 31.9% and 32.4%, respectively.

The increase in the effective tax rate for the three months ended June 30, 2008 from June 30, 2007 (excluding the impact of the portfolio restructuring) is primarily due to a decrease in income from bank owned life insurance investments. The decrease in the effective tax rate for the six months ended June 30, 2008 from June 30, 2007 (excluding the impact of the portfolio restructuring) is primarily due to reduction of $924,000 of unrecognized tax benefits for tax positions of prior years resulting from the settlement of the IRS audit in the first quarter of 2008.

The projected effective rate for the year ended December 31, 2008 is 31.6%.

Financial Condition

Financial Condition Summary
From December 31, 2007 to June 30, 2008, total assets and total liabilities increased $51.3 million, due mainly to increases in loans and borrowings, partially offset by a decrease in investments and deposits, with virtually no change in stockholders’ equity.

Investment Securities
The following table presents the amortized cost and fair value of investment securities at June 30, 2008 and December 31, 2007.

Table 7: Investment Securities
	June 30, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$596	$596	$1,092	$1,095
U.S. Government sponsored enterprise obligations	172,522	172,062	201,408	202,059
Corporate obligations	7,158	7,172	22,531	22,515
Other bonds and obligations	47,518	45,005	52,853	52,634
Marketable and trust preferred equity securities	72,451	63,016	86,543	83,466
Federal Home Loan Bank stock	120,821	120,821	113,760	113,760
Mortgage-backed securities	1,579,084	1,597,830	1,706,966	1,725,492

Total available for sale	2,000,150	2,006,502	2,185,153	2,201,021

Held to maturity
Mortgage-backed securities	306,978	310,620	282,887	286,968
Other bonds	7,135	7,128	7,585	7,577

Total held to maturity	314,113	317,748	290,472	294,545

Total securities	$2,314,263	$2,324,250	$2,475,625	$2,495,566

At June 30, 2008, the Company had total investments of $2.32 billion, or 28.1%, of total assets. The decrease of $170.9 million, from $2.49 billion at December 31, 2007 was mainly the result of using cash flows from available-for-sale and held-to-maturity mortgage-backed securities primarily to fund loan growth and to a lesser extent offset deposit outflows, partially offset by purchases of mortgage-backed securities using funds borrowed from the Federal Home Loan Bank.

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

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of June 30, 2008, $2.01 billion, or 86.5%, of the portfolio, was classified as available for sale and $314.1 million, or 13.5% of the portfolio was classified as held to maturity. The net unrealized gain on securities classified as available for sale as of June 30, 2008 and December 31, 2007 was $6.4 million and $15.9 million, respectively. The decline in the market value of securities available for sale was primarily due to spreads, liquidity and fluctuations in market interest rates during the period. In addition to market interest rates, the unrealized losses reported for trust preferred equity securities are also attributable to the current market stress partially resulting from efforts by banks to raise capital. This has in turn inflated coupon rates on new issues of trust preferred equity securities versus lower rates on the Company’s portfolio of A- to AAA rated, non-perpetual seasoned issues of trust preferred equity securities. All trust preferred equity securities are current and no impairment of cash flows is anticipated. Management has performed a review of all investments with unrealized losses and determined that none of these investments had other-than-temporary impairment. The investment portfolio does not have direct exposure to sub-prime lending, does not include collateralized debt obligations or structured investment vehicles. The Company does not own or plan on investing in securities backed by sub-prime mortgage collateral.

Lending Activities
The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, home equity loans and lines of credit and other consumer loans. Table 8 displays the balances of the Company’s loan portfolio as of June 30, 2008 and December 31, 2007.

Table 8: Loan Portfolio

	June 30, 2008		December 31, 2007

		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total

Residential real estate	$2,533,248	51.2%	$2,360,921	49.9%
Residential real estate construction	19,816	0.4	29,023	0.6

Net residential real estate	2,553,064	51.6	2,389,944	50.5
Commercial real estate	999,048	20.2	947,185	20.1
Commercial real estate construction	214,830	4.3	247,428	5.2

Net commercial real estate	1,213,878	24.5	1,194,613	25.3
Commercial business	473,147	9.6	457,745	9.7
Home equity and equity lines of credit	681,978	13.8	652,107	13.8
Other consumer	27,400	0.5	33,560	0.7

Total loans	$4,949,467	100.0%	$4,727,969	100.0%

As shown in Table 8, gross loans were $4.95 billion, up $221.5 million, or 4.7%, at June 30, 2008 from year-end 2007. The Company experienced an increase in most loan categories due to organic loan growth.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of June 30, 2008, comprising over fifty percent of gross loans. The increase of $163.1 million was due primarily to organic loan growth with only $25.0 million of purchased loans during the quarter.

Commercial real estate loans and commercial business loans increased $34.7 million. The increase was attributable to the commercial real estate loan portfolio which increased due to organic loan growth and a shift from the commercial construction category due to loans completing the construction phase and converting to fully amortizing commercial mortgage loans. The commercial real estate construction category includes approximately $58.0 million of loans to commercial borrowers for residential housing development. Since year-end 2007, this segment has experienced an increase in charge-offs, delinquencies and adversely classified loans which has impacted the current quarter provision for the allowance for loan losses. See the “Provision for Loan Losses” section located on page 30, “Asset Quality” and “Allowance for Loan Losses” sections located on pages 36-37 for further information concerning the allowance for loan losses. The Company’s continued strategy is to build its commercial loan portfolios including real estate and other business loans by promoting strong business development efforts to obtain new business banking relationships, while maintaining strong credit quality and profitability. In addition, it is also the Company’s strategy to limit its exposure to residential construction.

Home equity loans and lines of credit increased $29.9 million from December 31, 2007 to June 30, 2008. These products were promoted by the Company through competitive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to first mortgage loans.

Asset Quality
As displayed in Table 9, nonperforming assets at June 30, 2008 increased to $27.6 million compared to $17.3 million at December 31, 2007. The increase is primarily due to loans secured by residential one-to-four family homes in both the residential and commercial construction portfolios, largely as a result of the current economic conditions. The increase of $3.6 million in the residential real estate portfolio was due primarily to an increase in residential inventory levels, declines in the median sales price of residential homes and a general worsening of the economy that is causing difficulties for some borrowers due to high energy and food costs. The increase of $6.7 million in the commercial construction portfolio was primarily related to three relationships with residential home developers for condominium projects. As the current economic conditions persist or deteriorate there will be added stress on our loan portfolios. The Company believes that its historical practice of conservative underwriting, the relatively modest size of its residential construction portfolio, and the strong average FICO scores and low loan to value ratios associated with its residential portfolio are significant advantages in keeping asset quality manageable. Nonperforming loans as a percent of total loans outstanding continue to remain at relatively low levels and at June 30, 2008 were 0.53%, compared to 0.35% at December 31, 2007.

Table 9: Nonperforming Assets
	June 30,	December 31,
(Dollars in thousands)	2008	2007

Nonaccruing loans (1)
Real estate loans
Residential (one- to four- family)	$8,464	$4,837
Commercial real estate loans	2,893	3,414
Commercial construction	9,055	2,382

Total real estate loans	20,412	10,633
Commercial business	4,904	4,912
Consumer loans
Home equity and equity lines of credit	745	606
Other consumer	120	235

Total consumer loans	865	841

Total nonaccruing loans	26,181	16,386
Real estate owned	1,418	897

Total nonperforming assets	$27,599	$17,283

Total nonperforming loans as a percentage of total loans (2)	0.53%	0.35%
Total nonperforming assets as a percentage of total assets	0.33	0.21

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

Allowance For Loan Losses
As displayed in Table 10 below, during the three months ended June 30, 2008, the Company recorded net charge-offs of $1.3 million compared to net charge-offs of $262,000 for the three months ended June 30, 2007. Current quarter charge-offs include write-downs totaling $1.0 million on two construction loan relationships. These two relationships are with residential home developers and are for condominium projects. For the six months ended June 30, 2008, net charge-offs were $1.4 million, compared to $479,000 for the six months ended June 30, 2007.

The Company had a loan loss allowance of $47.8 million and $43.8 million at June 30, 2008 and December 31, 2007, respectively. The allowance for loan losses to total loans was 0.97% at June 30, 2008 compared to 0.93% at December 31, 2007. Management believes the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators.

Table 10: Schedule of Allowance for Loan Losses

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,

(Dollars in thousands)	2008	2007	2008	2007

Balance at beginning of period	$45,414	$42,085	$43,813	$37,408
Net allowances gained through acquisition	-	-	-	3,894
Provision for loan losses	3,700	600	5,400	1,600
Charge-offs
Residential and commercial real estate loans	-	-	51	2
Commercial construction	1,000	285	1,000	285
Commercial business loans	504	121	774	659
Consumer loans	205	175	351	287

Total charge-offs	1,709	581	2,176	1,233

Recoveries
Residential and commercial real estate loans	14	15	29	265
Commercial construction	-	11	-	11
Commercial business loans	343	263	663	316
Consumer loans	36	30	69	162

Total recoveries	393	319	761	754

Net charge-offs	1,316	262	1,415	479

Balance at end of period	$47,798	$42,423	$47,798	$42,423

Net charge-offs to average loans	0.11%	0.02%	0.06%	0.02%
Allowance for loan losses to total loans	0.97	0.92	0.97	0.92
Allowance for loan losses to nonperforming loans	182.57	280.09	182.57	280.09
Net charge-offs to allowance for loan losses	2.75	0.62	2.96	1.13
Total recoveries to total charge-offs	23.00	54.91	34.97	61.15

Goodwill and Identifiable Intangible Assets
At June 30, 2008, the Company had intangible assets of $576.2 million, a decrease of $8.3 million, from $584.5 million at December 31, 2007. The decrease is due to year-to-date amortization expense for core deposit and customer relationships as well as for the reduction of unrecognized tax benefits for tax positions taken in prior years related to acquisitions. In accordance with SFAS No. 141, all assets acquired and liabilities assumed are recorded based on their fair values on the acquisition date.

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

Table 11: Deposits
	June 30,	December 31,
(In thousands)	2008	2007

Savings	$1,349,136	$941,051
Money market	427,174	492,042
NOW	391,946	401,097
Demand	500,673	477,408
Time	1,662,071	2,062,067

Total deposits	$4,331,000	$4,373,665

As displayed in Table 11, deposits decreased $42.7 million compared to December 31, 2007. The Company’s strategy was to reduce rates paid on interest-bearing deposits, particularly on time deposits, in order to stabilize the net interest margin and increase core deposits. The strategy helped to increase our net interest margin from December 31, 2007. During the first quarter of the year, deposit outflows did occur due to the reduction in the average rate paid on deposits. Many of our peers did not reduce their rates as quickly, therefore, a portion of maturing time deposits were lost to competitors. Partially offsetting the decrease in time deposit accounts was an increase in core deposits of approximately $357.3 million, as the Company was able to retain some of the attrition in time deposit accounts and established new customer accounts and relationships through targeted product promotions. During the most recent quarter, the Company ran product promotions and offered rates in line with many of our competitors which partially recouped deposit outflows from the first quarter. Total deposits increased $73.4 million from March 31, 2008.

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

The following table summaries the Company’s recorded borrowings at June 30, 2008.

Table 12: Borrowings

	June 30,	December 31,
(In thousands)	2008	2007

FHLB advances (1)	$2,244,598	$2,136,965
Repurchase agreements	183,783	192,145
Mortgage loans payable	1,390	1,459
Junior subordinated debentures issued to affiliated trusts (2)	24,835	24,935

Total borrowings	$2,454,606	$2,355,504

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141,“BusinessCombinations,” of $7.6 million and $9.6 million at June 30, 2008 and December 31, 2007, respectively.
(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141,“BusinessCombinations,” of $200,000 and $300,000 at June 30, 2008 and December 31, 2007, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Borrowings were $2.45 billion at June 30, 2008, an increase of $99.1 million from the balance recorded at December 31, 2007, and was mainly in FHLB advances. The increase in FHLB advances was primarily due to funding loan growth and to offset deposit outflows which occurred predominantly during the first quarter, while managing interest rate risk and liquidity. At June 30, 2008, the majority of the Company’s outstanding FHLB advances were at fixed rates, while only $15.0 million had floating rates.

Stockholders’ Equity
Total stockholders’ equity equaled $1.41 billion at June 30, 2008 and December 31, 2007. There was virtually no change in stockholders equity due to increases of current year earnings of $24.7 million and stock option and restricted stock expense of $5.9 million. These increases were offset by the $13.8 million payment of cash dividends declared on our common stock during the six months ended June 30, 2008, our repurchase of 783,033 shares of our common stock for $9.8 million and a decline in the fair market value of available for sale investments of $6.4 million, net of tax. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below.

Dividends declared year to date June 30, 2008 were $0.135 per share compared to $0.125 per share for the same period last year. On July 29, 2008, we declared a $0.07 per share cash dividend payable on August 19, 2008 to shareholders of record on August 8, 2008. Book value per share amounted to $13.03 and $12.93 at June 30, 2008 and December 31, 2007, respectively, and tangible book value amounted to $7.70 and $7.56 at the same dates, respectively.

Management Of Market And Interest Rate Risk

General
Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company has no foreign currency or commodity price risk. Credit risk related to investment securities is low as all are investment grade or have government guarantees. There is no direct sub-prime mortgage exposure in the investment portfolio. The chief market risk factor affecting financial condition and operating results is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from adverse movements in interest rates and spreads. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates. The Asset/Liability Committee, comprised of several senior executives, is responsible for managing interest rate risk. On a quarterly basis, the Board of Directors reviews the Company’s gap position and interest rate sensitivity exposure described below and Asset/Liability Committee minutes detailing the Company’s activities and strategies, the effect of those strategies on the Company’s operating results, interest rate risk position and the effect changes in interest rates would have on the Company’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At June 30, 2008, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was negative $38.3 million, or negative 0.46% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the flat yield curve as of June 30, 2008 was utilized. This yield curve was utilized due to the recent excessive volatility in the rates markets. As of June 30, 2008, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve-month period as compared to the forecasted net interest income in the base case scenario are as follows:

Percentage change in
estimated net interest income
over twelve months

200 basis point twelve month ramp upwards in interest rates	3.65%
100 basis point twelve month ramp downwards in interest rates	-2.36%

As of June 30, 2008, a downward twelve month ramp of 100 basis points was a realistic representation of the risk of falling rates as the housing market continued to falter, thereby putting pressure on future economic growth. For an increase in rates, an upward twelve month ramp of 200 basis points is also a relevant representation of potential risk given the recent increases in both overall and core inflation rates.

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund loan growth while managing interest rate risk and liquidity. At June 30, 2008, total borrowings from the Federal Home Loan Bank amounted to $2.24 billion, exclusive of $7.6 million in purchase accounting adjustments, and the Company had the immediate capacity to increase that total to $2.54 billion. Additional borrowing capacity of approximately $654.6 million would be readily available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At June 30, 2008 the Company’s repurchase agreement lines of credit totaled $125.0 million, $100.0 million of which was available on that date.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2008, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $244.4 million, or 2.96% of total assets.

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

At June 30, 2008, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $844.3 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits maturing within one year from June 30, 2008 amount to $1.25 billion.

At June 30, 2008, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $848.0 million, or 11.16%, which is above the threshold level of $380.0 million, or 5.0% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 18.69% and the Total risk-based capital ratio stood at 19.74%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $706.0 million, or 9.3% of average assets, which is above the required level of $303.2 million or 4.0%. The Tier 1 risk-based capital ratio was 15.61% and the Total risk-based capital ratio was 16.66%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Management of Market and Interest Rate Risk” on pages 39 through 41.

Item 4.  Controls and Procedures

 The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the second quarter 2008.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.  Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings or other litigation. See the caption “Legal Proceedings” under Footnote 14 “Commitments and Contingencies” in Part I, Item I, Financial Statements (Unaudited) of this Form 10-Q for further discussion.

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

If The Goodwill That The Company Has Recorded in Connection With Its Acquisitions Becomes Impaired, It Could Have a Negative Impact on The Company’s Profitability and Stockholders’ Equity.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.

(b)  Not applicable.

(c)  The following table sets forth information about the Company’s stock repurchases for the three months ended June 30, 2008.

Issuer Purchases of Equity Securities
		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
Period
April 1-30, 2008		0	$ -	0	4,709,000 shares
May 1-31, 2008		115,400	$ 12.99	115,400	4,593,600 shares
June 1-30, 2008	(1)	519,933	$ 12.68	519,720	4,073,880 shares
Total		635,333	$ 12.74	635,120

On January 31, 2006, the Company’s second stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan.

(1)
Includes 213 shares which represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of restricted shares under the Company’s 2005 Long-Term Compensation Plan.

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

10.5	NewAlliance Bank Executive Incentive Plan approved by shareholders on April 17, 2008, as amended (filed herewith).
10.6	Employee Severance Plan. Incorporated by reference is Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q, filed November 8, 2007.
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

10.7.6	(Intentionally omitted)
10.7.7	(Intentionally omitted)
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

NewAlliance Bancshares, Inc.
By:	/s/ Merrill B. Blanksteen

Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	July 28, 2008