Form 10-Q
period 2008-09-30
NEWALLIANCE BANCSHARES INC
filed 2008-11-07
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

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

Large accelerated filer X	Accelerated filer ___

Non-accelerated filer ___	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	[ ] Yes	[ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	107,058,509
Class	Outstanding at November 6, 2008

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION
Page No.

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share data) (Unaudited)	2008	2007

Assets
Cash and due from banks, noninterest bearing	$112,121	$108,917
Federal funds sold	50,000	-
Short term investments	25,000	51,962

Cash and cash equivalents	187,121	160,879
Investment securities available for sale (note 5)	2,006,822	2,201,021
Investment securities held to maturity (note 5)	299,622	290,472
Loans held for sale	4,687	2,669
Loans, net (note 6)	4,904,301	4,684,156
Premises and equipment, net	59,832	61,939
Cash surrender value of bank owned life insurance	135,975	132,059
Goodwill (note 7)	527,167	531,191
Identifiable intangible assets (note 7)	46,224	53,316
Other assets (note 8)	93,510	93,282

Total assets	$8,265,261	$8,210,984

Liabilities
Deposits (note 9)
Non-interest bearing	$497,749	$477,408
Savings, interest-bearing checking and money market	2,103,717	1,834,190
Time	1,805,488	2,062,067

Total deposits	4,406,954	4,373,665
Borrowings (note 10)	2,386,788	2,355,504
Other liabilities	71,113	74,708

Total liabilities	6,864,855	6,803,877

Commitments and contingencies (note 14)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	–	–
Common stock, $0.01 par value; authorized 190,000 shares; issued 121,486 shares at September 30, 2008 and December 31, 2007	1,215	1,215
Additional paid-in capital	1,244,691	1,242,100
Unallocated common stock held by ESOP	(93,295)	(96,039)
Unearned restricted stock compensation	(20,130)	(25,466)
Treasury stock, at cost (14,427 shares at September 30, 2008 and 12,634 shares at December 31, 2007)	(200,428)	(178,401)
Retained earnings	465,496	451,729
Accumulated other comprehensive income (note 16)	2,857	11,969

Total stockholders’ equity	1,400,406	1,407,107

Total liabilities and stockholders’ equity	$8,265,261	$8,210,984

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except share data) (Unaudited)	2008	2007	2008	2007

Interest and dividend income
Residential real estate loans	$35,202	$32,861	$102,992	$94,410
Commercial real estate loans	18,273	18,630	55,450	55,638
Commercial business loans	7,021	8,473	21,205	25,453
Consumer loans	9,718	11,128	29,551	32,769
Investment securities	28,334	30,057	90,269	86,186
Federal funds sold and other short-term investments	494	704	969	2,314

Total interest and dividend income	99,042	101,853	300,436	296,770

Interest expense
Deposits	24,610	32,775	79,413	97,451
Borrowings	26,373	25,386	78,710	69,613

Total interest expense	50,983	58,161	158,123	167,064

Net interest income before provision for loan losses	48,059	43,692	142,313	129,706

Provision for loan losses	4,200	1,000	9,600	2,600

Net interest income after provision for loan losses	43,859	42,692	132,713	127,106

Non-interest income
Depositor service charges	7,052	7,419	20,393	20,911
Loan and servicing income	325	522	971	1,580
Trust fees	1,635	1,724	4,984	5,067
Investment management, brokerage & insurance fees	1,872	1,976	6,248	5,511
Bank owned life insurance	1,164	1,639	3,984	4,809
Net (loss) gain on securities	(215)	(5,641)	1,010	(27,828)
Net gain on sale of loans	428	328	1,341	992
Other	1,144	2,490	4,660	5,877

Total non-interest income	13,405	10,457	43,591	16,919

Non-interest expense
Salaries and employee benefits (notes 11 & 12)	22,354	19,714	68,978	63,207
Occupancy	4,415	4,456	13,629	13,185
Furniture and fixtures	1,624	1,647	4,964	5,090
Outside services	5,047	4,195	13,791	12,955
Advertising, public relations, and sponsorships	1,667	1,862	5,412	5,800
Amortization of identifiable intangible assets	2,364	2,957	7,092	8,995
Merger related charges	99	70	177	2,409
Other	3,801	3,680	10,883	10,644

Total non-interest expense	41,371	38,581	124,926	122,285

Income before income taxes	15,893	14,568	51,378	21,740

Income tax provision (note 13)	4,957	7,147	15,726	8,882

Net income	$10,936	$7,421	$35,652	$12,858

Basic earnings per share (note 17)	$0.11	$0.07	$0.36	$0.12
Diluted earnings per share (note 17)	0.11	0.07	0.36	0.12
Weighted-average shares outstanding (note 17)
Basic	98,988,777	103,173,249	99,802,810	103,792,415
Diluted	99,145,940	103,610,578	99,855,692	104,363,092
Dividends per share	$0.07	$0.065	$0.205	$0.19

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated	Unearned			Accumulated
	Common	Par Value	Additional	Common	Restricted			Other	Total
For the Nine Months Ended September 30, 2008	Shares	Common	Paid-in	Stock Held	Stock	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (Unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income	Equity

Balance December 31, 2007	108,852	$1,215	$1,242,100	$(96,039)	$(25,466)	$(178,401)	$451,729	$11,969	$1,407,107

Dividends declared ($0.205 per share)							(20,823)		(20,823)
Allocation of ESOP shares, net of tax			(209)	2,744					2,535
Treasury shares acquired (note 15)	(1,793)					(22,027)			(22,027)
Restricted stock expense					5,336				5,336
Book (over)/under tax benefit of stock-based compensation			(408)						(408)
Stock option expense			3,208						3,208
Adoption of EITF 06-4 and EITF 06-10, net of tax (Note 2)							(1,062)		(1,062)

Comprehensive income:
Net income							35,652		35,652
Other comprehensive loss, net of tax (note 16)								(9,112)	(9,112)

Total comprehensive income									26,540

Balance September 30, 2008	107,059	$1,215	$1,244,691	$(93,295)	$(20,130)	$(200,428)	$465,496	$2,857	$1,400,406

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

(In thousands) (Unaudited)	2008	2007

Cash flows from operating activities
Net income	$35,652	$12,858
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	9,600	2,600
Gain on sale of OREO	(68)	-
Restricted stock compensation expense	5,336	5,614
Stock option compensation expense	3,208	3,338
ESOP expense	2,535	2,854
Amortization of identifiable intangible assets	7,092	8,996
Net amortization/accretion of fair market adjustments from net assets acquired	(3,369)	(5,267)
Net amortization/accretion of investment securities	(1,583)	(643)
Change in deferred income taxes	166	3,897
Depreciation and amortization	5,264	5,340
Net (gain) loss on securities	(3,620)	5,254
Impairment of investment portfolio	2,610	22,574
Net gain on sales of performing loans	(1,341)	(992)
Proceeds from sales of loans held for sale	77,049	42,968
Loans originated for sale	(80,409)	(45,500)
Net loss (gain) on sale of fixed assets	7	(138)
Gain on limited partnerships	(668)	(1,774)
Increase in cash surrender value of bank owned life insurance	(3,984)	(4,809)
Decrease in other assets	5,607	67,476
Decrease in other liabilities	(1,208)	(17,206)

Net cash provided by operating activities	57,876	107,440

Cash flows from investing activities
Purchase of securities available for sale	(557,600)	(1,149,502)
Purchase of securities held to maturity	(58,995)	(19,378)
Proceeds from maturity, sales, calls and principal reductions of securities available for sale	740,384	1,192,676
Proceeds from maturity, calls and principal reductions of securities held to maturity	50,498	43,049
Proceeds from sales of fixed assets	659	10
Net increase in loans held for investment	(227,992)	(405,850)
Net cash acquired in acquisitions	-	124,163
Proceeds from sales of other real estate owned	806	-
Proceeds from bank owned life insurance	67	-
Purchase of premises and equipment	(3,765)	(3,757)

Net cash used by investing activities	(55,938)	(218,589)

Cash flows from financing activities
Net increase (decrease) in customer deposit balances	33,214	(237,563)
Net decrease in short-term borrowings	(6,680)	(13,667)
Proceeds from long-term borrowings	410,000	1,044,800
Repayments of long-term borrowings	(368,972)	(567,476)
Shares issued for stock option exercise	-	42
Book (over)/under tax benefit of stock-based compensation	(408)	470
Acquisition of treasury shares	(22,027)	(28,302)
Dividends paid	(20,823)	(20,191)

Net cash provided by financing activities	24,304	178,113

Net increase in cash and cash equivalents	26,242	66,964

Cash and equivalents, beginning of period	160,879	156,025

Cash and equivalents, end of period	$187,121	$222,989

Supplemental information
Cash paid for
Interest on deposits and borrowings	$160,505	$164,755
Income taxes paid, net	15,596	8,115
Noncash transactions
Net non-cash liabilities acquired	-	145,521
Value of shares issued for acquisitions	-	58,939

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

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 amends SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and clarifies its application in an inactive market. In reaction to the recent financial crisis, this FSP provides financial institutions, and other companies, clarification as to whether to use direct market information or internally generated estimates of the fair value of financial assets that have stopped trading in an open market. Application issues addressed by FSP No. 157-3 include: i) how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, ii) how observable market information in a market that is not active should be considered when measuring fair value, and iii) how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP No. 157-3 was effective upon its October 10, 2008 issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). This Statement is effective on November 15, 2008, which is 60 days following the Securities and Exchange Commission’s September 16, 2008 approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles”. Management believes that the adoption of SFAS No. 162 will not have a material impact upon the preparation of the Company’s consolidated financial statements.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

beginning after November 15, 2008, with early application encouraged. Management believes that the adoption of SFAS No. 161 will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires among other things, that acquisition-related transaction and restructuring costs be expensed rather than capitalized as part of the cost of the acquisition; that the acquiring entity in a business combination recognizes all the assets acquired and liabilities assumed in the transaction; that the acquisition-date fair value be used as the measurement objective for all assets acquired and liabilities assumed; and that the acquirer provide certain disclosures that will allow users of the financial statements to understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and would apply prospectively to any future business combinations. The adoption of SFAS No. 141(R) on January 1, 2009 is expected to have a significant impact on the Company’s accounting for business combinations closed on or after this date.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP as it establishes a fair value hierarchy. SFAS No. 157 requires companies to make expanded disclosures about fair value measurements. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. See Note 3 in Notes to Unaudited Consolidated Financial Statements for additional information.

In February 2008, the FASB issued FASB Staff Position FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the January 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management has not yet determined the impact of the adoption of FSP No. 157-2 upon the Company’s consolidated financial statements.

In September 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with an employee such as the promise to maintain a life insurance policy or provide a death benefit. The Company adopted the provisions of these standards effective January 1, 2008 which resulted in the recording of a liability of $1.6 million with a corresponding reduction to retained earnings, (net of tax).

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

•

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. This category generally includes U.S. Government and agency mortgage-backed securities and corporate debt securities.

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

The Company utilizes a third party, nationally recognized pricing service (“pricing service”) to estimate fair value measurements for 98.6% of its investment securities portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things. The fair value prices on all investment securities are reviewed for reasonableness by management through an extensive process. This review process includes an analysis of changes in the LIBOR / swap curve, the treasury curve, mortgage rates and credit spreads as well as a review of the securities inventory list which details issuer name, coupon and maturity date for unusual market price fluctuations. Also, management assessed the valuation techniques used by the pricing service based on a review of their pricing methodology to ensure proper hierarchy classifications.

The Company does not use the nationally recognized pricing service for its auction rate certificates. The Company owns auction rate certificates which are pools of government guaranteed student loans that are issued by state student loan departments. At September 30, 2008, these securities comprised 1.4%, or $25.7 million, of the Company’s total investment portfolio. Due to the lack of liquidity in the auction rate market, the Company obtained a market price from the market maker that factored in credit risk and liquidity premiums that determined a current fair value market price of 92.0%.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table details the financial instruments carried at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

September 30, 2008

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale, excluding Federal Home Loan Bank stock	$210,885	$1,649,439	$25,677

The following table presents additional information about assets measured at fair value for which the Company has utilized Level 3 inputs for the nine months ended September 30, 2008.

Securities
(In thousands)	Available for Sale

Beginning balance, January 1, 2008	$-
Transfer into Level 3	28,000
Total (losses) gains - (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(2,323)
Purchases, issuances, and settlements	-

Balance as September 30, 2008	$25,677

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

The following table details the financial instruments carried at fair value on a nonrecurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2008

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$-	$-	$3,432
Impaired Loans	-	-	10,666

4.	Business Combinations

	There were no business combinations completed for the nine months ended September 30, 2008. The following table summarizes acquisitions completed since January 1, 2007.

			Balance at
			Acquisition Date		Transaction Related Items

									Total
		Acquisition				Identifiable	Cash	Shares	Purchase
	(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

	Connecticut Investment Management, Inc.	3/5/2007	$951	$652	$753	$1,363	$2,000	$-	$2,000
	Westbank Corporation, Inc.	1/2/2007	716,834	42,967	78,990	14,232	58,447	4,009	117,386

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Westbank Corporation

On January 2, 2007 the Company completed the acquisition of Westbank Corporation, Inc. (“Westbank”), the parent company of Westbank. The aggregate merger consideration was valued at approximately $117.4 million. Westbank had assets of approximately $716.8 million and stockholders’ equity of approximately $43.0 million on January 2, 2007.

5.	Investment Securities

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2008 and December 31, 2007.

	September 30, 2008				December 31, 2007

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$592	$2	$-	$594	$1,092	$3	$-	$1,095
U.S. Government sponsored enterprise obligations	195,679	204	(960)	194,923	201,408	672	(21)	202,059
Corporate obligations	7,153	-	(541)	6,612	22,531	130	(146)	22,515
Other bonds and obligations	47,518	82	(3,916)	43,684	52,853	56	(275)	52,634
Marketable and trust preferred equity securities	69,855	132	(9,058)	60,929	86,543	154	(3,231)	83,466
Federal Home Loan Bank stock	120,821	-	-	120,821	113,760	-	-	113,760
Mortgage-backed securities	1,562,691	20,247	(3,679)	1,579,259	1,706,966	21,098	(2,572)	1,725,492

Total available for sale	2,004,309	20,667	(18,154)	2,006,822	2,185,153	22,113	(6,245)	2,201,021

Held to maturity
Mortgage-backed securities	292,512	4,384	(322)	296,574	282,887	4,362	(281)	286,968
Other bonds	7,110	54	-	7,164	7,585	25	(33)	7,577

Total held to maturity	299,622	4,438	(322)	303,738	290,472	4,387	(314)	294,545

Total securities	$2,303,931	$25,105	$(18,476)	$2,310,560	$2,475,625	$26,500	$(6,559)	$2,495,566

During the third quarter, management determined that the following three investments had other-than-temporary impairment for which charges were recorded:
•
A security in a regional bank - $1.6 million. This trust preferred equity security was deemed to be other-than-temporarily impaired as a result of the combined factors of severity and duration that the security had been below book value and because the security has depreciated more than other similar securities which indicates market participants view some enhanced risk in the timely realization of all cash flows. The Company’s remaining cost position in this security at September 30, 2008 was $3.1 million.

•
Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) - $790,000. As of result of actions taken on September 7, 2008 by the United States Treasury Department and the Federal Housing Finance Agency with respect to placing Freddie Mac into conservatorship, the Company’s 25,000 shares of Freddie Mac Series F perpetual preferred stock were deemed to be other-than-temporarily impaired and was written down to $60,500.

•
Lehman Brothers - $193,000. Upon Lehman Brothers September 15, 2008 announcement declaring Chapter 11 bankruptcy, the Company recognized an other-than-temporary impairment charge on its holding of 5,000 shares of Series C perpetual preferred stock and was written down to $2,150.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of September 30, 2008.

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Treasury obligations	$-	$-	$-	$-	$-	$-
U. S. Government sponsored enterprise obligations	155,364	960	-	-	155,364	960
Corporate obligations	6,612	541	-	-	6,612	541
Other bonds and obligations	34,325	3,916	-	-	34,325	3,916
Marketable and trust preferred equity obligations	36,347	8,433	1,365	625	37,712	9,058
Mortgage-backed securities	331,009	4,001	-	-	331,009	4,001

Total securities with unrealized losses	$563,657	$17,851	$1,365	$625	$565,022	$18,476

Of the securities summarized above, 108 issues have unrealized losses for less than twelve months and one has an unrealized loss for twelve months or more. Management believes that no individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment, based on its detailed monthly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of company specific (cash flow interruptions), broad market details and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the anticipated recovery in market value. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at September 30, 2008.

The unrealized losses reported for U.S. Government sponsored obligations and corporate obligations are related to changes in market interest rates.

The unrealized losses reported on mortgage-backed securities relate to securities issued by Federal National Mortgage Association (“FNMA”), FHLMC and AAA rated securities issued by private institutions. The unrealized losses on the securities issued by FNMA and FHLMC are due to changes in market interest rates while widening in non-agency mortgage spreads is the primary factor for the unrealized losses reported on AAA rated securities issued by private institutions. The Company’s privately issued AAA rated mortgage-backed securities are substantially paid down, well seasoned and of an earlier vintage that are not affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. None of the securities are backed by sub-prime mortgage loans. All securities are performing in accordance with contractual terms.

The unrealized losses reported for other bonds and obligations are primarily related to federally guaranteed student loan auction rate certificates that are currently experiencing failing auctions. Unrealized losses in this category also relate to a position in a short-term adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products. All securities are performing in accordance with contractual terms.

The Bank owns trust preferred securities with amortized cost of $48.6 million. $6.8 million are pooled trust preferred, with $4.8 million rated AAA and $2.0 million rated AA. The remaining $41.8 million are “individual names” with ratings of A- to AA-. The unrealized losses reported for trust preferred equity securities relate to changes in market interest rates and to the current market stress partially resulting from efforts by banks to raise capital. This has in turn inflated coupon rates on new issues of trust preferred equity securities versus lower rates on the Company’s portfolio of A- to AAA rated, non-perpetual seasoned issues of trust preferred equity securities. In accordance with the Company’s internal policies for review of other-than-temporary impairment, a detailed review of certain trust preferred equity securities was completed. This analysis determined that there was no other-than-temporary impairment at quarter end. All trust preferred equity securities carried below market value are current and no impairment of cash flows is anticipated.

The Company has the ability and intent to hold the securities contained in the table for a period of time necessary to recover the unrealized losses, which may be until maturity.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

6.	Loans

	The composition of the Company’s loan portfolio is as follows:
		September 30,	December 31,
	(In thousands)	2008	2007

	Residential real estate	$2,540,062	$2,360,921
	Commercial real estate	1,023,711	947,185
	Construction
	Residential	16,900	29,023
	Commercial	182,955	247,428
	Commercial business	459,998	457,745
	Consumer
	Home equity and equity lines of credit	705,148	652,107
	Other	24,702	33,560

	Total consumer	729,850	685,667

	Total loans	4,953,476	4,727,969
	Allowance for loan losses	(49,175)	(43,813)

	Total loans, net	$4,904,301	$4,684,156

At September 30, 2008 and December 31, 2007, the Company’s residential real estate loan, residential construction loan, home equity loan and equity lines of credit portfolios are entirely collateralized by one to four family homes and condominiums, of which approximately 81.7% are located in Connecticut and Massachusetts. The commercial real estate loan and commercial construction portfolios are collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralize the majority of the commercial business loan portfolio. The Company does not originate or directly invest in sub prime loans.

The following table provides a summary of activity in the allowance for loan losses.

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,

(In thousands)	2008	2007	2008	2007

Balance at beginning of period	$47,798	$42,423	$43,813	$37,408
Net allowances gained through acquisition	-	-	-	3,894
Provision for loan losses	4,200	1,000	9,600	2,600
Charge-offs
Residential and commercial real estate loans	910	3	1,061	4
Commercial construction	1,431	-	2,431	285
Commercial business loans	468	528	1,143	1,186
Consumer loans	496	162	847	450

Total charge-offs	3,305	693	5,482	1,925

Recoveries
Residential and commercial real estate loans	255	16	285	11
Commercial construction	-	-	-	281
Commercial business loans	186	218	849	534
Consumer loans	41	36	110	197

Total recoveries	482	270	1,244	1,023

Net charge-offs	2,823	423	4,238	902

Balance at end of period	$49,175	$43,000	$49,175	$43,000

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

7.	Goodwill and Identifiable Intangible Assets

	The changes in the carrying amount of goodwill and identifiable intangible assets for the nine months ended September 30, 2008 are summarized as follows:

				Total
			Core Deposit	Identifiable
			and Customer	Intangible
	(In thousands)	Goodwill	Relationships	Assets

	Balance, December 31, 2007	$531,191	$53,316	$53,316
	Other	(4,024)	-	-
	Amortization expense	-	(7,092)	(7,092)

	Balance, September 30, 2008	$527,167	$46,224	$46,224

	Estimated amortization expense for the year ending:
	Remaining 2008		$2,364	$2,364
	2009		8,501	8,501
	2010		7,811	7,811
	2011		7,556	7,556
	2012		7,556	7,556
	Thereafter		12,436	12,436

	The reduction of $4.0 million in goodwill, shown above as other, was primarily due to a reduction of unrecognized tax benefits for tax positions taken in prior years based on the settlement of an IRS examination.

	The components of identifiable intangible assets are core deposit and customer relationships and had the following balances at September 30, 2008:

		Original		Balance
		Recorded	Cumulative	September 30,
	(In thousands)	Amount	Amortization	2008

	Core deposit and customer relationships	$86,908	$40,684	$46,224

8.	Other Assets

	Selected components of other assets are as follows:

		September 30,	December 31,
	(In thousands)	2008	2007

	Deferred tax asset, net	$15,897	$10,033
	Accrued interest receivable	31,406	35,071
	Prepaid pension	13,084	14,180
	Investments in limited partnerships and other investments	9,361	9,069
	All other	23,762	24,929

	Total other assets	$93,510	$93,282

9.	Deposits

	A summary of deposits by account type is as follows:

		September 30,	December 31,
	(In thousands)	2008	2007

	Savings	$1,402,874	$941,051
	Money market	344,681	492,042
	NOW	356,162	401,097
	Demand	497,749	477,408
	Time	1,805,488	2,062,067

	Total deposits	$4,406,954	$4,373,665

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

10.	Borrowings

	The following is a summary of the Company’s borrowed funds:

		September 30,	December 31,
	(In thousands)	2008	2007

	FHLB advances (1)	$2,175,184	$2,136,965
	Repurchase agreements	185,465	192,145
	Mortgage loans payable	1,354	1,459
	Junior subordinated debentures issued to affiliated trusts (2)	24,785	24,935

	Total borrowings	$2,386,788	$2,355,504

(1)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $6.7 million and $9.6 million at September 30, 2008 and December 31, 2007, respectively.

(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $150,000 and $300,000 at September 30, 2008 and December 31, 2007, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Federal Home Loan Bank (“FHLB”) advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible investment securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. Investment securities currently maintained as collateral are all U.S. Agency hybrid adjustable rate mortgage-backed securities. At September 30, 2008 and December 31, 2007, the Bank was in compliance with the FHLB collateral requirements. At September 30, 2008, the Company could borrow an additional $317.9 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity of approximately $674.7 million would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $113.0 million as of September 30, 2008, all of which was available on that date. Repurchase agreement lines of credit totaled $125.0 million at September 30, 2008, with availability of $100.0 million. At September 30, 2008, all of the Company’s $2.17 billion outstanding FHLB advances were at fixed rates ranging from 2.25% to 8.17%. The weighted average rate for all FHLB advances at September 30, 2008 was 4.60%.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents the amount of net periodic pension cost for the three months ended September 30, 2008 and 2007.

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2008	2007	2008	2007	2008	2007

Service cost - benefits earned during the period	$787	$809	$134	$125	$49	$50
Interest cost on projected benefit obligation	1,363	1,258	177	159	93	88
Expected return on plan assets	(1,798)	(1,786)	-	-	-	-
Amortization:
Transition	-	-	-	-	13	13
Prior service cost	13	13	2	2	-	-
Loss (gain)	-	79	-	-	(20)	(6)

Net periodic benefit cost	$365	$373	$313	$286	$135	$145

The following table presents the amount of net periodic pension cost for the nine months ended September 30, 2008 and 2007:

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2008	2007	2008	2007	2008	2007

Service cost - benefits earned during the period	$2,362	$2,427	$403	$375	$147	$149
Interest cost on projected benefit obligation	4,089	3,773	530	477	279	263
Expected return on plan assets	(5,393)	(5,357)	-		-	-
Amortization:
Transition	-	-	-	-	39	39
Prior service cost	38	38	5	5	-	-
Gain (loss)	-	238	-	-	(60)	(17)

Net periodic benefit cost	$1,096	$1,119	$938	$857	$405	$434

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

At September 30, 2008, the loan had an outstanding balance of $100.5 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three and nine months ended September 30, 2008 was approximately $848,000 and $2.4 million, respectively. For the three and nine months ended September 30, 2007, the ESOP compensation expense was approximately $950,000 and $2.9 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of September 30, 2008 were as follows:

Shares released for allocation	1,100,365
Unreleased shares	6,354,197

Total ESOP shares	7,454,562

Market value of unreleased shares at September 30, 2008 (in thousands)	$95,504

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

12.	Stock-Based Compensation

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

Option Awards

Options awarded to date are for a term of ten years and total approximately 9.0 million shares. Substantially all of these options were awarded on the original award date of June 17, 2005 and these 2005 option awards have the following vesting schedule: 40% vested at year-end 2005, 20% vested at year-end 2006 and 2007, respectively and 20% will vest at year-end of 2008. Subsequent awards have vesting periods of either three or four years. The Company has assumed a 0.4% forfeiture rate as the majority of the options have been awarded to senior level management. Compensation expense recorded on options for the three months ended September 30, 2008 and 2007 was $1.0 million and $1.1 million, respectively, or after tax expense of approximately $671,000 and $719,000, respectively. For the nine month periods ended September 30, 2008 and 2007, compensation expense of $3.2 million and $3.3 million, respectively, or after tax of $2.1 million and $2.2 million, respectively was recorded. It is anticipated that the Company will recognize expense on options of approximately $4.2 million, $206,000, $181,000, $94,000 and $23,000 in calendar years 2008 through 2012. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense recognized in future periods.

Options to purchase 87,462 shares were granted to employees during the nine months ended September 30, 2008 and options to purchase 80,000 shares were granted during the nine months ended September 30, 2007. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $2.05 and $2.72 for the options which were granted in 2008 and 2007, respectively. The weighted-average related assumptions for the nine months ended September 30, 2008 and 2007 are presented in the following table.

	2008	2007

Risk-free interest rate	2.91%	4.50%
Expected dividend yield	2.13%	1.50%
Expected volatility	16.29%	16.17%
Expected life	6.23 years	3.84 years

A summary of option activity as of September 30, 2008 and changes during the period ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,537,660	$14.41
Granted	87,462	12.48
Exercised	-	-
Forfeited/cancelled	(48,904)	14.35
Expired	(191,071)	14.39

Options outstanding at September 30, 2008	8,385,147	$14.39	6.78	$5,415

Options exercisable at September 30, 2008	6,661,700	$14.40	6.72	$4,201

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the nonvested options during the nine months ended September 30, 2008.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2008	1,801,508	$2.65
Granted	87,462	2.05
Vested	(116,619)	2.64
Forfeited / Cancelled	(48,904)	2.59

Nonvested at September 30, 2008	1,723,447	$2.62

Restricted Stock Awards

To date, approximately 3.5 million shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and these 2005 awards have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards have vesting schedules of either three or four years. The associated expense is recorded based on the vesting schedules. Compensation expense recorded on restricted stock for the three months ended September 30, 2008 and 2007 was approximately $1.7 million and $1.9 million or after tax expense of approximately $1.1 million and $1.2 million, respectively. For the nine months ended September 30, 2008 and 2007, compensation expense was $5.3 million and $5.6 million, respectively, or after-tax expense of approximately $3.5 million and $3.6 million, respectively. The Company anticipates that it will record expense of approximately $7.0 million, $6.4 million, $6.3 million, $4.2 million and $29,000 in calendar years 2008 through 2012, respectively. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense recognized in future periods.

The following table summarizes the nonvested restricted stock awards during the nine months ended September 30, 2008.

		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2008	2,262,216	$14.42
Granted	59,463	12.10
Vested	(600,956)	14.41
Forfeited / Cancelled	(64,508)	14.40

Nonvested at September 30, 2008	1,656,215	$14.33

13.	Income Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities and excess tax benefits related to the vesting of restricted stock. Deferred taxes charged to goodwill were in connection with prior acquisitions. The Company had a net deferred tax asset of $15.9 million and $10.0 million at September 30, 2008 and December 31, 2007, respectively.

The allocation of deferred tax expense involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2008	2007	2008	2007

Deferred tax (benefit) expense allocated to:
Stockholders’ equity, tax effect of net unrealized (loss) gain on
investment securities available for sale, net of valuation allowance	$(1,136)	$4,293	$(4,243)	$11,882
Stockholders’ equity, tax impact of adoption of EITF 06-04	(8)	-	(580)	-
Goodwill	(951)	2,005	(1,207)	(1,807)
Income	(111)	8,733	166	3,897

Total deferred tax (benefit) expense	$(2,206)	$15,031	$(5,864)	$13,972

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Nine Months Ended
(In thousands)	September 30, 2008

Balance at December 31, 2007	$4,436
Additions for tax positions of current year	120
Additions for tax positions of prior year	44
Reductions for tax positions of prior year	(4,175)

Balance at September 30, 2008	$425

Included in the balance at September 30, 2008 are $415,000 of tax positions for which the ultimate deductibility is highly uncertain and for which the disallowance of the tax position would affect the annual effective tax rate. The Company anticipates that none of the unrecognized tax benefits will reverse in the next twelve months due to statute expirations. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2008, the Company has accrued approximately $53,000 in interest and penalties.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2002. In the first quarter of 2006, the Internal Revenue Service (IRS) commenced an examination of the 2003 and 2004 tax years for the Company and various acquired entities. As of March 31, 2008, the IRS has completed their audit and they have communicated $64,000 of adjustments before interest, to the audited tax years which the Company has paid. As a result of the completed audit with the IRS, the Company released $991,000 of interest and penalties on unrecognized tax benefits through continuing operations and $2.9 million of unrecognized tax benefits through goodwill. In the third quarter of 2008, the IRS commenced an examination of the 2006 and 2007 tax years for Westbank. As of September 30, 2008, the IRS has not proposed any significant adjustments to Westbank’s tax returns.

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

The table below summarizes the Company’s commitments and contingencies discussed above.

	September 30,	December 31,
(In thousands)	2008	2007

Loan commitments	$105,163	$71,191
Unadvanced portion of construction loans	105,768	163,302
Standby letters of credit	7,698	15,885
Unadvanced portion of lines of credit	618,937	560,298

Total commitments	$837,566	$810,676

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Other Commitments

As of September 30, 2008 and December 31, 2007, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $2.3 million and $2.8 million, respectively which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of NewAlliance Bancshares, Inc.

15.	Stockholders’ Equity

At September 30, 2008 and December 31, 2007, stockholders’ equity amounted to $1.40 billion and $1.41 billion, respectively, representing 16.9% and 17.1% of total assets, respectively. The Company paid cash dividends totaling $0.205 per share on common stock during the nine months ended September 30, 2008.

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

Treasury Shares
Share Repurchase Plan

On January 31, 2006, the Company’s Board of Directors authorized a repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 6,800,000 shares of common stock at a weighted average price of $13.23 per share as of September 30, 2008. There is no set expiration date for this repurchase plan.

Other
Upon vesting of shares of restricted stock, plan participants may choose to have the Company withhold a number of shares necessary to satisfy tax withholding requirements. The withheld shares are classified as treasury shares by the Company. For the nine months ended September 30, 2008, 136,610 shares were returned to the Company for this purpose.

Regulatory Capital

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At September 30, 2008, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
September 30, 2008
Tier 1 Capital (to Average Assets)	$721,469	9.4%	$306,292	4.0%	$382,865	5.0%
Tier 1 Capital (to Risk Weighted Assets)	721,469	16.1	179,727	4.0	269,591	6.0
Total Capital (to Risk Weighted Assets)	770,644	17.2	359,454	8.0	449,318	10.0

December 31, 2007
Tier 1 Capital (to Average Assets)	$692,735	9.1%	$304,876	4.0%	$381,095	5.0%
Tier 1 Capital (to Risk Weighted Assets)	692,735	15.6	178,102	4.0	267,153	6.0
Total Capital (to Risk Weighted Assets)	736,548	16.5	356,204	8.0	445,254	10.0

NewAlliance Bancshares, Inc.
September 30, 2008
Tier 1 Capital (to Average Assets)	$846,409	11.0%	$306,855	4.0%	$383,569	5.0%
Tier 1 Capital (to Risk Weighted Assets)	846,409	18.8	180,276	4.0	270,414	6.0
Total Capital (to Risk Weighted Assets)	895,385	19.9	360,552	8.0	450,690	10.0

December 31, 2007
Tier 1 Capital (to Average Assets)	$833,596	10.9%	$305,288	4.0%	$381,610	5.0%
Tier 1 Capital (to Risk Weighted Assets)	833,596	18.6	179,225	4.0	268,837	6.0
Total Capital (to Risk Weighted Assets)	877,409	19.6	358,449	8.0	448,062	10.0

16.	Other Comprehensive Income

	The following table presents the components of other comprehensive income and the related tax effects for the three and nine months ended September 30, 2008 and 2007.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

	(In thousands)	2008	2007	2008	2007

	Net income	$10,936	$7,421	$35,652	$12,858
	Other comprehensive income, before tax
	Unrealized losses on securities
	Unrealized holding (losses) gains arising during the period	(4,054)	6,456	(12,345)	5,673
	Reclassification adjustment for losses (gains) included in
	net income	215	5,641	(1,010)	27,828

	Other comprehensive (loss) income, before tax	(3,839)	12,097	(13,355)	33,501
	Income tax benefit (expense), net of valuation allowance	1,136	(4,293)	4,243	(11,882)

	Other comprehensive (loss) income, net of tax	(2,703)	7,804	(9,112)	21,619

	Comprehensive income	$8,233	$15,225	$26,540	$34,477

17.	Earnings Per Share

	The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 is presented below.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

	(In thousands, except per share data)	2008	2007	2008	2007

	Net income	$10,936	$7,421	$35,652	$12,858
	Average common shares outstanding for basic EPS	98,989	103,173	99,803	103,792
	Effect of dilutive stock options and unvested stock awards	157	438	53	571

	Average common and common-equivalent shares for dilutive EPS	99,146	103,611	99,856	104,363
	Net income per common share:
	Basic	$0.11	$0.07	$0.36	$0.12
	Diluted	0.11	0.07	0.36	0.12

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
•
The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) is expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company;

•	Other legislative or regulatory changes, including those related to residential mortgages and changes in accounting standards, may adversely affect the businesses in which NewAlliance is engaged;
•	Local, state or federal taxing authorities may take tax positions that are adverse to NewAlliance;
•	Costs or difficulties related to the integration of acquired businesses may be greater than expected;
•	Expected cost savings associated with completed mergers may not fully be realized or realized within expected time frames;
•	Deposit attrition, customer loss or revenue loss following completed mergers may be greater than expected; and
•	Competitors of NewAlliance may have greater financial resources and develop products that enable them to compete more successfully than NewAlliance.

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

MD&A is provided as a supplement to—and should be read in conjunction with—our Consolidated Financial Statements (unaudited) and the accompanying notes thereto contained in Part I, Item 1, of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2007. The following sections are included in MD&A:

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

Our Business

General

NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.27 billion and stockholders’ equity of $1.40 billion at September 30, 2008. Its business philosophy is to operate as a community bank with local decision-making authority.

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

Stock-Based Compensation

We have a stock-based compensation plan, which includes non-qualified stock options and non-vested share awards. Fair value at the grant date of non-qualified stock options is determined using the Black-Scholes option-pricing model and associated assumptions include future volatility of our stock price, expected dividend yield and future employee turnover rates. Changes in these assumptions can materially affect the fair value estimate.

A complete discussion of critical accounting estimates can be found in the Company’s most recent Annual Report on Form 10-K (fiscal year ended December 31, 2007).

Recent Accounting Changes

We adopted the following new accounting pronouncements on January 1, 2008:

•	Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements;”
•	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities;”
•	Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ;” and
•	EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.”

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

Operating Results

Executive Overview

2008 has been plagued with a continuing decline in the housing market and extreme volatility in the financial markets. The third quarter of 2008 was no exception as uncertainty and the effect of the sub prime lending debacle on the credit markets escalated to a financial crisis with the collapse or takeover of seven major financial institutions in September alone. Increasing unemployment numbers, mortgage delinquencies and foreclosures and financial fears have pushed consumer confidence to an all time low as the economy has moved to a recessionary environment and tighter credit conditions. One of the many moves the U.S. Government has initiated to restore liquidity and stability to the financial system was EESA which includes the Troubled Asset Relief Program (“TARP”), also known as the $700 billion bail-out plan signed into law on October 3, 2008. One of the objectives of EESA is to infuse capital into select institutions thereby helping to restore confidence in the banking system.

In our market area, deposit competition has been intense as certain troubled institutions drove up deposit rates. Even with the collapse or takeover of some of these extreme pricing institutions, we believe deposit pricing competition will still remain strong as a key focus for the banking industry is to generate deposits for liquidity and asset growth in a credit market that remains tight. Therefore, we expect deposit competition to remain strong and hence, unfavorable to pricing in general. NewAlliance’s deposit pricing strategy is to retain maturing time deposits, within reason, and to grow core deposits. We believe that the increased deposit insurance limit of $250,000 by the FDIC, coupled with our financial stability and product offerings, will be positive factors in supporting this strategy.

On the lending side, we believe that residential real estate lending continues to be strong due to a reduced number of competitors who have the ability and liquidity to retain mortgage loans. This has in turn widened spreads on residential mortgage loans. The Company continues to be well positioned to take advantage of lending opportunities in our market area, however, our loan growth will be constrained by the relatively high cost of deposit growth as a funding source. Additionally, as select institutions are the beneficiaries of infusions of capital with the passage of EESA, we expect to see increased competition on the lending side. Through prudent risk management practices, sound credit policies, no direct exposure to sub prime mortgage lending and sufficient capital and liquidity, we are confident that we are positioned well in these turbulent times.

NewAlliance has completed six acquisitions since its conversion from a mutual bank to a stock bank in 2004, the most recent being in March of 2007. The volatility in the markets over the past twelve months has not been conducive to widespread acquisition activity, however, we continue to be interested in opportunities to expand the franchise if and when they arise. Opportunities may be in the form of whole institutions, individual or branch networks or de novo branches, all of which are in our acquisition growth strategy.

Net income for the third quarter of 2008 was $10.9 million or $0.11 per diluted share, compared to $7.4 million or $0.07 per diluted share for the third quarter of 2007. For the nine months ended September 30, 2008, net income was $35.7 million or $0.36 per diluted share, compared to $12.9 million or $0.12 per diluted share.

The increases in net income for the quarter-over-quarter period and especially the year-over-year period were significantly impacted by the investment securities portfolio restructuring in June 2007. The restructuring resulted in the Company recording an-other-than-temporary impairment charge of $22.6 million ($14.7 million after-tax) in June 2007 and an additional pre-tax loss of $5.7 million ($3.7 million after-tax) upon completion of the sale in July 2007. The restructuring primarily affected fixed rate mortgage-backed securities and CMO’s and was completed to reduce the Company’s exposure to fixed rate assets as well as to increase the yield on the portfolio, thereby providing a prospective improvement in the net interest margin. The market value of the securities sold was $759.0 million and the cash proceeds were reinvested in agency hybrid adjustable rate mortgage-backed securities.

Excluding the restructuring, net income for the quarter ended September 30, 2008 was basically flat with the prior year quarter resulting from multiple factors including: i) a $4.4 million increase in net interest income before provision primarily attributable to a reduction in deposit costs, and ii) a $2.6 million decline in income tax expense due to the September 2007 increase in the deferred tax asset valuation allowance related to the charitable contribution carryforward, offset by iii) an increase of $3.2 million in the provision for loan losses reflecting current economic and asset quality trends and iv) an increase in non-interest expense of $2.8 million largely due to increased accruals for incentive payouts.

Net income, excluding the effect of the restructuring, increased by $4.4 million for the nine months ended September 30, 2008 as compared to the same period in 2007. The same factors affecting the quarter also had a significant impact on the year-to-date comparison. A reduction in deposits costs coupled with strong growth in the residential loan portfolio and the elevated 2007 income tax expense to increase the charitable contribution valuation allowance more than offset increases in the provision for loan losses and non-interest expense.

For the three and nine months ended September 30, 2008 compared to 2007, return on average assets increased 16 basis points and 36 basis points, respectively, and our return on average equity increased 104 basis points and 215 basis points, respectively.

The net interest margin experienced improvements over 2007 for both the three and nine months ended September 30, 2008 due to the reduction in deposit costs and strong loan growth, partially offset by an increase in FHLB borrowings expense. The current year-to-date period was also positively effected by the restructuring of the investment securities portfolio during the second quarter of 2007. For the three months ended September 30, 2008 the net interest margin was 2.63% as compared to 2.49% for the same period in 2007, an increase of 14 basis points. For the nine months ended September 30, 2008 the net interest margin was 2.62%, an increase of 14 basis points from 2.48% for the nine months ended September 30, 2007.

At NewAlliance we consider asset quality and prudent lending practices to be major strengths of our institution, however consumers and businesses are under considerable economic pressure which has translated into increasing trends in delinquencies, net charge-offs and nonperforming loans. In response to risks in its loan portfolio, the Company recorded a loan loss provision of $4.2 million and $9.6 million for the three and nine months ended September 30, 2008, respectively.

The three loan portfolio segments that we consider to have the highest risk are construction loans to commercial developers for residential development, and a segment of our residential real estate and home equity loans. The Company has a balance of $52.7 million of commercial construction loans for residential development. This segment has total delinquencies of $11.8 million, most of which are in the over 90 day category. All of these loans are collateralized, and carry a specific reserve of $3.2 million. Within the residential and home equity portfolios, we have a watch list of approximately $80.0 million that is being closely monitored due to a drop in credit score of 20 points or more and a score that falls below 660. As of September 30, 2008, total delinquencies for residential real estate and home equity loans are $18.7 million, which includes $8.7 million in the over 90 day category. Of the $8.7 million over 90 days delinquent, approximately $4.3 million is from the watch list.

As a percentage of total loans, the allowance for loan losses increased six basis points to 0.99% at September 30, 2008 from 0.93% at December 31, 2007. The ratio of nonperforming loans to total loans was 0.71% at September 30, 2008 compared to 0.35% at December 31, 2007 and 0.42% at September 30, 2007. Net charge-offs were $2.8 million and $4.2 million for the three and nine months ended September 30, 2008, respectively compared to $423,000 and $902,000 for the three and nine months ended September 30, 2007, respectively.

Stockholders’ equity has decreased by $6.7 million since December 31, 2007 due primarily to the repurchase of approximately 1.7 million shares for $20.4 million, the payment of cash dividends in the amount of $20.8 million, or 20.5 cents per common share and a decline in the fair market value of available for sale securities of $9.3 million, net of tax. These decreases were partially offset by net income for the nine months ended September 30, 2008 of $35.7 million and stock option and restricted stock expense of $8.5 million. Dividend payments and stock buybacks are in accordance with our continued strategy of judicious capital deployment. The Tier I capital ratio was 11.03% at September 30, 2008. Per common share data also improved as of September 30, 2008 from December 31, 2007 and September 30, 2007. Book value per share increased to $13.08 from $12.93 at December 31, 2007 and $12.71 at September 30, 2007, and tangible book value per share increased to $7.72 from $7.56 and $7.45 for the same time periods, respectively. Diluted weighted average shares decreased by 4.5 million shares from September 30, 2007, which was a factor in the increase in earnings per share.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except per share data)	2008	2007	2008	2007

Condensed Income Statement
Interest and dividend income	$99,042	$101,853	$300,436	$296,770
Interest expense	50,983	58,161	158,123	167,064

Net interest income before provision for loan losses	48,059	43,692	142,313	129,706
Provision for loan losses	4,200	1,000	9,600	2,600

Net interest income after provision for loan losses	43,859	42,692	132,713	127,106
Non-interest income	13,405	10,457	43,591	16,919
Operating expenses	41,272	38,511	124,749	119,876
Merger related charges	99	70	177	2,409

Income before income taxes	15,893	14,568	51,378	21,740
Income tax provision	4,957	7,147	15,726	8,882

Net income	$10,936	$7,421	$35,652	$12,858

Weighted average shares outstanding
Basic	98,988,777	103,173,249	99,802,810	103,792,415
Diluted	99,145,940	103,610,578	99,855,692	104,363,092
Earnings per share
Basic	$0.11	$0.07	0.36	$0.12
Diluted	0.11	0.07	0.36	0.12

Financial Ratios
Return on average assets (1)	0.53%	0.37%	0.58%	0.22%
Return on average equity (1)	3.13	2.09	3.37	1.22
Net interest margin (1)	2.63	2.49	2.62	2.48

Non-GAAP Ratios
Efficiency ratio (2)	66.90	65.48	67.58	70.67

Per share data
Book value per share	$13.08	$12.71	13.08	$12.71
Tangible book value per share	7.72	7.45	7.72	7.45

(1)	Annualized.
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

Average Balances, Interest, Average Yields/Cost and Rate/Volume Analysis
Tables 2 and 3 below set forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields or rates for the periods indicated. The average yields and costs are derived by dividing income or expenses by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are computed using daily balances. Yields and amounts earned include loan fees and fair value adjustments related to acquired loans, deposits and borrowings. Loans held for sale and nonaccrual loans have been included in interest-earning assets for purposes of these computations.

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

Table 2: Average Balance Sheets for the Three Months Ended September 30, 2008 and 2007

	Three Months Ended

	September 30, 2008			September 30, 2007

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,562,448	$35,202	5.50%	$2,371,895	$32,861	5.54%
Commercial real estate	1,194,106	18,273	6.12	1,130,901	18,630	6.59
Commercial business	471,555	7,021	5.96	467,735	8,473	7.25
Consumer	719,016	9,718	5.41	668,758	11,128	6.66

Total Loans	4,947,125	70,214	5.68	4,639,289	71,092	6.13
Fed funds sold and other short-term investments	79,171	494	2.50	50,822	704	5.54
Investment Securities	2,296,893	28,334	4.93	2,338,028	30,057	5.14

Total Interest-earning assets	7,323,189	$99,042	5.41%	7,028,139	$101,853	5.80%
Non-interest earning assets	921,916			939,316

Total Assets	$8,245,105			$7,967,455

Interest-bearing liabilities
Deposits
Money Markets	$383,234	$1,913	2.00%	$504,822	$4,440	3.52%
NOW	359,033	288	0.32	401,973	1,223	1.22
Savings	1,348,578	7,742	2.30	903,858	4,790	2.12
Certificates	1,769,126	14,667	3.32	1,992,029	22,322	4.48

Total Interest-bearing deposits	3,859,971	24,610	2.55	3,802,682	32,775	3.45
Repurchase Agreements	179,350	1,045	2.33	199,297	1,907	3.83
FHLB advances and other borrowings	2,243,820	25,328	4.52	1,989,610	23,479	4.72

Total Interest-bearing liabilities	6,283,141	50,983	3.25%	5,991,589	58,161	3.88%
Non-interest-bearing demand deposits	494,104			487,222
Other non-interest-bearing liabilities	69,233			68,293

Total Liabilities	6,846,478			6,547,104
Equity	1,398,627			1,420,351

Total Liabilities and equity	$8,245,105			$7,967,455

Net interest-earning assets	$1,040,048			$1,036,550

Net interest income		$48,059			$43,692

Interest rate spread			2.16%			1.92%
Net interest margin (net interest income
as a percentage of total interest-earning assets			2.63%			2.49%
Ratio of total interest-earning assets
to total interest-bearing liabilitites			116.55%			117.30%

Table 3: Average Balance Sheets for the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended

	September 30, 2008			September 30, 2007

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,485,609	$102,992	5.52%	$2,272,670	$94,410	5.54%
Commercial real estate	1,198,238	55,450	6.17	1,127,316	55,638	6.58
Commercial business	462,889	21,205	6.11	463,496	25,453	7.32
Consumer	702,436	29,551	5.61	660,278	32,769	6.62

Total Loans	4,849,172	209,198	5.75	4,523,760	208,270	6.14
Fed funds sold and other short-term investments	45,740	969	2.82	56,942	2,314	5.42
Investment Securities	2,350,894	90,269	5.12	2,402,702	86,186	4.78

Total Interest-earning assets	7,245,806	$300,436	5.53%	6,983,404	$296,770	5.67%
Non-interest earning assets	936,922			899,913

Total Assets	$8,182,728			$7,883,317

Interest-bearing liabilities
Deposits
Money Markets	$444,882	$7,442	2.23%	$503,934	$12,632	3.34%
NOW	375,545	1,083	0.38	415,204	3,474	1.12
Savings	1,195,774	20,946	2.34	884,007	12,320	1.86
Certificates	1,792,976	49,942	3.71	2,060,992	69,025	4.47

Total Interest-bearing deposits	3,809,177	79,413	2.78	3,864,137	97,451	3.36
Repurchase Agreements	182,670	3,113	2.27	197,703	5,744	3.87
FHLB advances and other borrowings	2,229,373	75,597	4.52	1,851,698	63,869	4.60

Total Interest-bearing liabilities	6,221,220	158,123	3.39%	5,913,538	167,064	3.77%
Non-interest-bearing demand deposits	478,817			495,160
Other non-interest-bearing liabilities	73,398			72,403

Total Liabilities	6,773,435			6,481,101
Equity	1,409,293			1,402,216

Total Liabilities and equity	$8,182,728			$7,883,317

Net interest-earning assets	$1,024,586			$1,069,866

Net interest income		$142,313			$129,706

Interest rate spread			2.14%			1.90%
Net interest margin (net interest income
as a percentage of total interest-earning assets			2.62%			2.48%
Ratio of total interest-earning assets
to total interest-bearing liabilitites			116.47%			118.09%

Table 4: Rate/Volume Analysis

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Compared to			Compared to
	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$(279)	$2,620	$2,341	$(243)	$8,825	$8,582
Commercial real estate	(1,365)	1,008	(357)	(3,580)	3,392	(188)
Commercial business	(1,520)	68	(1,452)	(4,215)	(33)	(4,248)
Consumer	(2,201)	791	(1,410)	(5,216)	1,998	(3,218)

Total loans	(5,365)	4,487	(878)	(13,254)	14,182	928
Fed funds sold and other short-term investments	(494)	284	(210)	(953)	(392)	(1,345)
Investment securities	(1,200)	(523)	(1,723)	5,972	(1,889)	4,083

Total interest-earning assets	$(7,059)	$4,248	$(2,811)	$(8,235)	$11,901	$3,666

Interest-bearing liabilities
Deposits
Money market	$(1,623)	$(904)	$(2,527)	$(3,838)	$(1,352)	$(5,190)
NOW	(816)	(119)	(935)	(2,087)	(304)	(2,391)
Savings	427	2,525	2,952	3,637	4,989	8,626
Time	(5,353)	(2,302)	(7,655)	(10,767)	(8,316)	(19,083)

Total interest bearing deposits	(7,365)	(800)	(8,165)	(13,055)	(4,983)	(18,038)
Repurchase agreements	(686)	(176)	(862)	(2,222)	(409)	(2,631)
FHLB advances and other borrowings	(1,054)	2,903	1,849	(1,095)	12,823	11,728

Total interest-bearing liabilities	$(9,105)	$1,927	$(7,178)	$(16,372)	$7,431	$(8,941)

Increase in net interest income	$2,046	$2,321	$4,367	$8,137	$4,470	$12,607

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

During the first half of 2008, the yield curve began to return to a more normal, upward-sloping shape. Since the beginning of the fourth quarter of 2007, the Federal Reserve Board (“FRB”) lowered the target federal funds rate seven times, for a total decrease of 275 basis points (from 4.75% to 2.00%). Decreases of 200 basis points and 25 basis points occurred during the first and second quarters of 2008, respectively. The FRB left the overnight federal funds target rate unchanged at 2.00% for the quarter ending September 30, 2008. In October 2008 the FRB reduced the target federal funds rate by 100 basis points. As a result, the Company reduced its prime based lending rate, which may have a negative impact on net interest income or the net interest margin in the fourth quarter.

Comparison of Quarter-to-Date September 2008 and September 2007
As shown in Table 2, net interest income for the quarter ended September 30, 2008 was $48.1 million, an increase of $4.4 million compared to the quarter ended September 30, 2007. The increase is due to a 14 basis point increase in the net interest margin to 2.63% at September 30, 2008 from 2.49% for the same period in the prior year, primarily due to the significant reduction in costs associated with higher priced certificate of deposit accounts and growth in the loan portfolio which mostly offset the effect of the decline in yields on prime based commercial and consumer loans.

Interest income declined $2.8 million to $99.0 million for the quarter ended September 30, 2008 compared to $101.9 million for the quarter ended September 30, 2007. Loan income declined for the quarter due to the decrease in the average yield earned in response to the FRB rate cuts, which occurred primarily in the first quarter, as new loans were originated and as adjustable rate loans reset, the yields were at lower rates. The decline in the average yield of 45 basis points accounted for $5.4 million of the decrease in interest income and was partially offset by an increase of $4.5 million which was due to an increase in the average loan portfolio balance of $307.9 million. All loan categories experienced a decline in the average yield due primarily to the interest rate cuts by the FRB. The decline in the loan yields have also been impacted by the increase in non-performing loans which increased to $35.0 million at September 30, 2008 compared to $19.4 million a year ago and $16.4 million at December 31, 2007. While all loan categories experienced increases in average balances, the residential real estate loan portfolio was the main driver of the growth. The increase in average balances was due to increased loan originations as the Company continued

to take advantage of the pricing opportunities in our lending area due to the sustained dislocations in the credit market, which has in the short term diminished competition. We expect this trend to continue in the near term, however, as banks regain strength after receiving infusions of capital from the EESA, competition will likely increase. The investment portfolio experienced a decrease in the average yield primarily due to the decline in short-term interest rates and resulting decline in dividend yields on equity securities, mainly Federal Home Loan Bank stock.

The cost of funds for the quarter ended September 30, 2008 decreased $7.2 million to $51.0 million, compared to $58.2 million for the same period a year ago. The Company’s continuing strategy has been to bring down deposit costs while being mindful of competitor pricing and focusing on growth of core deposits. This strategy has resulted in an $8.2 million decrease in deposit interest expense due mainly to a 90 basis point decrease in the average rate paid and was primarily in higher costing time deposits. Interest expense in the time deposit category decreased $7.7 million as the average balance and average rate paid decreased $222.9 million and 116 basis points, respectively. The average rate paid on money market deposit accounts also experienced a significant decline, coinciding with the FRB rate cuts, of 152 basis points. These decreases in interest expense were partially offset by an increase of $3.0 million resulting from growth in savings accounts as the average balance for the period rose $444.8 million and a modest increase of 18 basis points in the average yield paid. Savings accounts increased due to targeted marketing campaigns offering higher pricing for select products and migration from maturing time deposits as they repriced at reduced rates. Average interest-bearing core deposits rose $280.2 million from the same quarter a year ago while the average cost of interest-bearing core deposits declined 41 basis points. In addition to deposits, the Company also uses FHLB advances and other borrowings to fund loan growth. As a result, the average balance of these borrowings increased $254.2 million which equates to a $2.9 million increase in interest expense, but was partially offset by a decline in the average rate paid of 20 basis points, or $1.0 million. All of the FHLB borrowings are fixed rate, long-term advances with a weighted average cost of 4.60%.

Comparison of Year-to-Date September 2008 and September 2007
As shown in Table 3, net interest income for the nine months ended September 30, 2008 was $142.3 million compared to $129.7 million for the same period a year ago. The reasons for the year-to-date increase in net interest income are consistent with the quarterly discussion above, with the added factor of the June 2007 investment securities portfolio restructuring. The net interest margin was 2.62% and 2.48% for the nine months ended September 30, 2008 and 2007, respectively.

The increase in interest income of $3.7 million was comprised of $2.7 million from the investment securities portfolio and $1.0 million from the loan portfolio. The average yield earned on the investment securities portfolio increased 28 basis points in the current year-to-date period as a result of the 2007 restructuring, partially offset by declining yields due to the tremendous market volatility and the FRB rate cuts in 2008, particularly in short term investments and stock dividends. Similar to the quarter, strong loan growth made the difference in the loan portfolio as $325.4 million in average balances were added, mitigating the effect of the FRB rate cuts which propelled the average yield down by 39 basis points.

For the nine months ended September 30, 2008 as compared to 2007, the Company experienced a significant reduction in its cost of funds in the amount of $8.9 million as the shift in the mix of interest-bearing liabilities reduced the average rate paid by 38 basis points and helped to improve the net interest spread by 24 basis points. Resembling the quarter, the shift was away from higher costing time deposits as well as from money market and NOW deposits and into savings deposits. Although the average rate paid on savings deposits increased by 48 basis points, the average rate paid on all interest-bearing deposits declined 58 basis points. For the nine months ended September 30, 2008, total average interest-bearing deposits declined $55.0 million, however, average interest-bearing core deposits increased $213.1 million at a much lower rate. Partially offsetting the $18.0 million decline in deposit interest expense was an increase in expense on borrowings of $9.1 million, principally due to an increase of $377.7 million in the average balance of FHLB advances and other borrowings. FHLB advances were used to fund loan growth and to counter deposit outflows that occurred primarily in the first quarter of 2008.

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management recorded a provision for loan losses of $4.2 million for the three months ended September 30, 2008. The primary factors that influenced management’s decision to record this provision were increasing trends in delinquencies, net charge-offs of $2.8 million for the quarter and an increase in nonperforming loans. The third quarter increase in non-performing loans of $8.8 million was primarily related to a commercial construction loan for a residential condominium project and two commercial real estate loans for retail/office and warehouse space. A provision for loan losses of $1.0 million was recorded for the three months ended September 30, 2007, based on growth in the portfolio, the level of net charge-offs, and nonperforming loans at that time.

For the nine months ended September 30, 2008, the provision for loan losses was $9.6 million compared to $2.6 million for the same period a year ago. The increase in the provision relates to a rise in nonperforming loans since September 30, 2007 of $15.6 million, primarily in the residential portfolio and construction loans to commercial developers of residential condominiums due to economic and housing market pressures. Future provisions for loan losses may be deemed necessary if economic conditions do not improve or continue to deteriorate.

At September 30, 2008, the allowance for loan losses was $49.2 million, which represented 0.99% of total loans and 140.52% of nonperforming loans. This compared to the allowance for loan losses of $43.8 million at December 31, 2007 which represented 0.93% of total loans and 267.38% of nonperforming loans. See the “Asset Quality” and “Allowance for Loan Losses” sections located on pages 38-39 for further information regarding the Company’s credit quality.

Table 5:   Non-Interest Income
	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

(Dollars in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Depositor service charges	$7,052	$7,419	$(367)	(4.95)%	$20,393	$20,911	$(518)	(2.48)%
Loan and servicing income	325	522	(197)	(37.74)	971	1,580	(609)	(38.54)
Trust fees	1,635	1,724	(89)	(5.16)	4,984	5,067	(83)	(1.64)
Investment management, brokerage
& insurance fees	1,872	1,976	(104)	(5.26)	6,248	5,511	737	13.37
Bank owned life insurance	1,164	1,639	(475)	(28.98)	3,984	4,809	(825)	(17.16)
Net (loss) gain on securities	(215)	(5,641)	5,426	96.19	1,010	(27,828)	28,838	103.63
Net gain on sale of loans	428	328	100	30.49	1,341	992	349	35.18
Other	1,144	2,490	(1,346)	(54.06)	4,660	5,877	(1,217)	(20.71)

Total non-interest income	$13,405	$10,457	$2,948	28.19%	$43,591	$16,919	$26,672	157.65%

Non-Interest Income

 Comparison of Quarter-to-Date September 2008 and September 2007
As displayed in Table 5, non-interest income increased $2.9 million to $13.4 million for the three months ended September 30, 2008 from the prior year period. The increase was primarily due to an increase in net loss/gain on securities resulting from the prior period loss of $5.7 million that was recorded on the sale of available for sale securities arising from the restructuring of the investment portfolio that was completed in July 2007. Excluding this $5.7 million loss on the sale of investment securities, non-interest income decreased $2.7 million primarily due to decreases in depositor service charges, bank-owned life insurance, net loss/gain on securities and other income.

•

Depositor service charges decreased due to a decline in overdraft fees, point of sale fees and inactive and dormant account fees. The Company eliminated debit card point-of-sale, inactive and dormant account service charges during the first quarter of 2008 due to promotional and competitive reasons, while overdraft fees declined due to volume. These decreases were partially offset by increased check card revenue resulting from expanded card usage due in part to a “rewards” program which offers cash rewards to customers who use their check card.

•

Net loss/gain on securities increased $5.4 million, primarily due to the prior year investment portfolio restructuring which resulted in a $5.7 million loss recorded at the completion of the sale in July 2007.

Excluding the restructuring, the net loss/gain on securities experienced a decrease of $252,000 primarily due to other-than-temporary impairment charges of $2.6 million. The impairment charges relate to an investment in a trust preferred equity security issued by a regional bank in the amount of $1.6 million and for preferred equity securities issued by Freddie Mac and Lehman Brothers in the amounts of $790,000 and $193,000, respectively, due primarily to their sudden loss in market value. These impairment charges were partially offset by gains recorded on the sale of mortgage-backed securities which were sold at a premium in order to reduce prepayment risk.

The Company does not expect the financial position of the regional bank or the current price of its security to improve meaningfully over the near term and also considered its market price to reflect enhanced risk in the timely realization of cashflows and it was, therefore, written down to market value through the income statement.

The Lehman Brothers preferred equity security was deemed impaired as a result of Lehman Brothers declaration of Chapter 11 bankruptcy in September 2008.

The Freddie Mac preferred equity security was deemed impaired as a result of Freddie Mac being placed in conservatorship by the U.S. Treasury, FRB and the Federal Housing Finance Agency. Additionally, dividends were halted on existing common and preferred securities and the U.S. Treasury invested $1.0 billion in the form of senior preferred equity, which has priority over the Company’s preferred equity securities.

•	Bank-owned life insurance decreased due to a decline in the average yield earned as a result of current market interest rates and conditions.

•

Other income decreased mainly as a result of a prior year net gain on limited partnerships which resulted from the sale of an underlying investment compared to a net loss on limited partnerships in the current year period and a decrease in amounts earned on the outstanding balances of bank checks processed by a third-party vendor due to the decline in market interest rates.

Comparison of Year-to-Date September 2008 and September 2007
For the nine months ended September 30, 2008 non-interest income increased $26.7 million to $43.6 million compared to $16.9 million for the same period a year ago. The increase in non-interest income was primarily attributable to the 2007 investment portfolio restructuring that resulted in a total charge of $28.3 million, comprised of an impairment write-down of $22.6 million in the second quarter of 2007 and an additional net loss of $5.7 million recorded at the completion of the sale in July 2007. Excluding the investment restructuring, non-interest income declined $1.6 million primarily due to decreases in depositor service charges, loan and servicing income, bank owned life insurance and other income, partially offset by increases in net gain/loss on securities, investment management, brokerage and insurance fees and net gain on sale of loans.

•	The decreases in depositor service charges, bank owned life insurance and other income were due primarily to the same reasons as discussed in the quarterly comparison.

•

Loan and servicing income declined largely due to a decrease in commercial real estate prepayment fees and letter of credit fees, and to an increase in the valuation allowance of the Small Business Administration (“SBA”) loan servicing asset.

•

Net gain on securities increased $28.8 million primarily due to the restructuring in 2007 which resulted in a total charge of $28.3 million. Excluding the restructuring, net gain on securities increased $586,000 due to gains recorded on the sale of mortgage-backed securities. These securities were sold at a premium and were sold in order to reduce prepayment risk and offset deposit outflows. Partially offsetting gains on the mortgage-backed securities were the other-than-temporary impairment losses on preferred equity securities as outlined in the quarterly discussion and the loss on the sale of bank stocks in the second quarter of 2008 due to a decline in market price.

•

Investment management, brokerage and insurance fees increased mainly due to the sales of fixed annuity products resulting from a favorable rate environment for these products, primarily earlier in the year. An increase in the number of sales personnel and increased marketing efforts have contributed to the increased trading activity and the sales of investment products.

•

Net gain on sale of loans increased due to an upsurge in mortgage loans originated for sale due to pricing opportunities in our lending area resulting from the continued dislocations in the credit market.

Table 6:  Non-Interest Expense
	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

(Dollars in thousands)	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Salaries and employee benefits	$22,354	$19,714	$2,640	13.39%	$68,978	$63,207	$5,771	9.13%
Occupancy	4,415	4,456	(41)	(0.92)	13,629	13,185	444	3.37
Furniture and fixtures	1,624	1,647	(23)	(1.40)	4,964	5,090	(126)	(2.48)
Outside services	5,047	4,195	852	20.31	13,791	12,955	836	6.45
Advertising, public relations,
and sponsorships	1,667	1,862	(195)	(10.47)	5,412	5,800	(388)	(6.69)
Amortization of identifiable
intangible assets	2,364	2,957	(593)	(20.05)	7,092	8,995	(1,903)	(21.16)
Merger related charges	99	70	29	41.43	177	2,409	(2,232)	(92.65)
Other	3,801	3,680	121	3.29	10,883	10,644	239	2.25

Total non-interest expense	$41,371	$38,581	$2,790	7.23%	$124,926	$122,285	$2,641	2.16%

Non-Interest Expense

 Comparison of Quarter-to-Date September 2008 and September 2007
As displayed in Table 6, non-interest expense increased $2.8 million to $41.4 million for the three months ended September 30, 2008 from $38.6 million for the same period a year ago. The main drivers of the increase were salaries and employee benefits and outside services. These increases were partially offset by decreases in amortization of identifiable intangible assets.

•

Salaries and employee benefits increased as a result of increased employee incentive accruals, general merit increases and a decrease in capitalized salaries primarily due to the decline in commercial loan originations, partially offset by a decrease in charges associated with the 2005 Long-Term Compensation Plan (“LTCP”) for executives that are no longer with the Company.

•

Outside services increased due to consulting costs associated with the implementation of a performance optimization project in an effort to enhance the overall effectiveness and revenue performance of the Company. As of September 30, 2008, consulting costs for this project stand at approximately $500,000 and are expected to continue to be incurred totaling approximately $1.4 million by the end of the 2008. Outside services also increased due to charges incurred for outsourcing general internal audit work.

•

Amortization of identifiable intangible assets decreased due to using an accelerated method of amortization for core deposit intangibles which results in a higher level of expense in earlier periods. Amortization of non-compete agreements decreased due to the expiration of all agreements in the third quarter of 2007.

Comparison of Year-to-Date September 2008 and September 2007
For the nine months ended September 30, 2008, non-interest expense increased $2.6 to $124.9 million from $122.3 million for the same period a year ago. The main drivers of the increase were salaries and employee benefits and outside services, partially offset by decreases in merger related charges and amortization of identifiable intangible assets. The quarterly explanations for salaries and employee benefits, outside services and amortization of identifiable intangible assets also hold true for the change in the year-to-date balances. Additional explanations are as follows:

•

Salaries and employee benefits also increased as a result of: i) severance recorded in the first quarter of 2008 for an executive who is no longer with the Company and ii) incentive payouts due to the increased sales of investment products. These increases were partially offset by a decrease in ESOP expense due to the decline in the average year-to-date stock price.

•

In addition to the performance optimization project and audit fees, o utside services increased due to legal and consulting costs related to human resources, partially offset by a decline in data processing expenses.

•	Conversion and merger related charges decreased mainly due to charges for legal, consulting, advertising and data processing expense associated with the Westbank acquisition that occurred in 2007.

As part of the EESA signed into law on October 3, 2008, FDIC deposit insurance temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. Beginning in January 2009, premiums due to the FDIC for deposit insurance will be increasing by an average of seven basis points as a result of recent failed institutions which have resulted in losses to the FDIC deposit insurance fund and in anticipation of future failed institutions. We have not been notified of our increase, nor has the associated cost been determined yet. The Company will also have a significant increase in FDIC insurance premium expense in 2009 resulting from the exhaustion of its one-time credit established by the Federal Deposit Insurance Reform Act of 2005. This credit covered all of the Company’s 2007 FDIC assessment expense and 90% of its expense for the nine months ended September 30, 2008. It is anticipated that the assessment credit will be largely exhausted by year-end 2008.

Income Tax Provision

The income tax expense of $5.0 million for the three months ended September 30, 2008 resulted in an effective tax rate of 31.2%, compared to income tax of $7.1 million for the three months ended September 30, 2007, resulting in an effective tax rate of 49.1%. The income tax expense for the nine months ended September 30, 2008 and 2007 was $15.7 million and $8.9 million, respectively. The effective tax rate for these periods was 30.6% and 40.9%, respectively.

Two transactions specific to 2007 were the main drivers of the elevated effective tax rate for the three and nine month periods ending September 30, 2007. These transactions related to a $2.6 million increase in the deferred tax asset valuation allowance related to the utilization of the charitable contribution deduction carry-forward, partially offset by the restructuring of a part of the investment securities portfolio which reduced pre-tax income by $5.7 million and $28.3 million for the three and nine months ended September 30, 2007, respectively. Absent the effect of these two transactions, the effective tax rate for the three and nine months ended September 30, 2007 would have been 33.5% and 32.8%, respectively.

The decrease in the effective tax rate for the three months ended September 30, 2008 (excluding the above transactions) was due to a change in the deferred inventory rate resulting from new Massachusetts legislation enacted in the third quarter of 2008. The decrease in the effective tax rate for the nine months ended September 30, 2008 was primarily due to the change in the deferred inventory rate resulting from new Massachusetts legislation enacted in the third quarter of 2008 and the reduction of $924,000 of unrecognized tax benefits for tax positions of prior years resulting from the settlement of the IRS audit in the first quarter of 2008.

The projected effective rate for the year ended December 31, 2008 is 31.2%.

Financial Condition

Financial Condition Summary
From December 31, 2007 to September 30, 2008, total assets increased $54.3 million and total liabilities increased $61.0 million, due mainly to increases in loans, deposits and borrowings, partially offset by a decrease in investments. Stockholders’ equity decreased $6.7 million, primarily due to treasury shares acquired and a decline in unrealized gain on available for sale securities, partially offset by an increase in retained earnings.

Investment Securities
The following table presents the amortized cost and fair value of investment securities at September 30, 2008 and December 31, 2007.

Table 7:  Investment Securities
	September 30, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$592	$594	$1,092	$1,095
U.S. Government sponsored enterprise obligations	195,679	194,923	201,408	202,059
Corporate obligations	7,153	6,612	22,531	22,515
Other bonds and obligations	47,518	43,684	52,853	52,634
Marketable and trust preferred equity securities	69,855	60,929	86,543	83,466
Federal Home Loan Bank stock	120,821	120,821	113,760	113,760
Mortgage-backed securities	1,562,691	1,579,259	1,706,966	1,725,492

Total available for sale	2,004,309	2,006,822	2,185,153	2,201,021

Held to maturity
Mortgage-backed securities	292,512	296,574	282,887	286,968
Other bonds	7,110	7,164	7,585	7,577

Total held to maturity	299,622	303,738	290,472	294,545

Total securities	$2,303,931	$2,310,560	$2,475,625	$2,495,566

At September 30, 2008, the Company had total investments of $2.31 billion, or 27.9%, of total assets. The decrease of $185.0 million, from $2.49 billion at December 31, 2007 was mainly the result of using cash flows from available-for-sale and held-to-maturity mortgage-backed securities primarily to fund loan growth, partially offset by purchases of mortgage-backed securities using funds borrowed from the Federal Home Loan Bank.

The Company’s underlying investment strategy has been to purchase FNMA and FHLMC hybrid adjustable rate mortgage-backed securities, and seasoned 15 year Government sponsored enterprise (“GSE”) fixed rate mortgage-backed securities. The Company has focused on the purchases of these securities due to their attractive spreads versus funding costs and for their monthly cash flows that provide the Company with liquidity. This strategy is also supplemented with select purchases of bullet and callable agency securities. The average life for mortgage-backed securities, when purchased, would range between 2.0 and 4.0 years and the maturity dates for Agency obligations would range between one and five years.

SFAS No. 115 requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of September 30, 2008, $2.01 billion, or 87%, of the portfolio, was classified as available for sale and $299.7 million, or 13% of the portfolio was classified as held to maturity. The net unrealized gain on securities classified as available for sale as of September 30, 2008 and December 31, 2007 was $2.5 million and $15.9 million, respectively. The decline in the market value of securities available for sale was primarily due to credit spreads, liquidity and fluctuations in market interest rates during the period.

In addition to market interest rates, the unrealized losses reported for trust preferred equity securities are also attributable to the current market stress partially resulting from efforts by banks to raise capital. This has in turn inflated coupon rates on new issues of trust preferred equity securities versus lower rates on the Company’s portfolio of A to AAA rated, non-perpetual seasoned issues of trust preferred equity securities. All trust preferred equity securities carried below market value are current and no impairment of cash flows is anticipated.

The unrealized loss on other bonds primarily relates to auction rate certificates. These certificates were issued by a Wall Street underwriting firm and are pools of government guaranteed student loans that are issued by state student loan departments. In the first half of 2008, the auction process for auction rate certificates began to freeze resulting from the problems in the credit markets. The underwriter has entered into a settlement agreement with several state regulatory agencies whereby they have agreed to repurchase these certificates from both their retail and institutional customers at par within an 18 month time frame beginning in 2009, however, there is no assurance that the settlement will ultimately be honored. These securities are currently rated AAA and are still paying and are expected to continue to pay their contractual cash flows.

Management has performed a review of all investments with unrealized losses and at September 30, 2008, determined that none of these investments had other-than-temporary impairment. The Company has the ability and intent to hold all of these securities for the time necessary to recover the unrealized losses, which may be until maturity. The investment portfolio does not have direct exposure to sub-prime lending, does not include collateralized debt obligations or structured investment vehicles. The Company does not own or plan on investing in securities backed by sub-prime mortgage collateral.

During the third quarter, management determined that the following three investments had other-than-temporary impairment for which charges were recorded:
•

A security in a regional bank - $1.6 million. This trust preferred equity security was deemed to be other-than-temporarily impaired as a result of the combined factors of percentage and length of time that the security had been below book value and because the Company does not expect the financial position of the bank or the current price of the security to improve meaningfully over the near term and the price of the issue implies market participants view enhanced risk in the timely receipt of all cash flows. The Company’s remaining cost position in this security at September 30, 2008 was $3.1 million.

•

Freddie Mac - $790,000. As of result of actions taken on September 7, 2008 by the United States Treasury Department and the Federal Housing Finance Agency with respect to placing the Freddie Mac into conservatorship, the Company’s 25,000 shares of Freddie Mac Series F perpetual preferred stock were deemed to be other-than-temporarily impaired.

•

Lehman Brothers - $193,000. Upon Lehman Brothers September 15, 2008 announcement declaring Chapter 11 bankruptcy, the Company took an impairment charge on its holding of 5,000 shares of Series C perpetual preferred stock.

The Company holds a position in an American International Group, Inc. (“AIG”) regulated insurance subsidiary for which an other-than-temporary impairment was not taken as our position is in the form of a $5.0 million trust preferred issue in the regulated insurance subsidiary. At September 30, 2008, this security was valued at 75.1% of its book value. The regulated insurance subsidiary was purchased by AIG in November 2000. As a regulated insurance company, it is excluded from AIG’s pledge of assets as collateral for its $85.0 billion bridge loan from the FRB and the U.S. Treasury Department announced on September 16, 2008. Management determined that an other-than-temporary impairment of this trust preferred issue is not warranted based upon verification of certain legal information regarding its exclusion from pledged assets, the rating of the issue, the rating of the regulated insurance subsidiary and a review of the status of the contractual cash flows.

Lending Activities
The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, home equity loans and lines of credit and other consumer loans. Table 8 displays the balances of the Company’s loan portfolio as of September 30, 2008 and December 31, 2007.

Table 8:  Loan Portfolio
	September 30, 2008		December 31, 2007

		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total

Residential real estate	$2,540,062	51.3%	$2,360,921	49.9%
Residential real estate construction	16,900	0.3	29,023	0.6

Total residential real estate	2,556,962	51.6	2,389,944	50.5
Commercial real estate	1,023,711	20.7	947,185	20.1
Commercial real estate construction	182,955	3.7	247,428	5.2

Total commercial real estate	1,206,666	24.4	1,194,613	25.3
Commercial business	459,998	9.3	457,745	9.7
Home Equity and equity lines of credit	705,148	14.2	652,107	13.8
Other consumer	24,702	0.5	33,560	0.7

Total loans	$4,953,476	100.0%	$4,727,969	100.0%

As shown in Table 8, gross loans were $4.96 billion, up $225.5 million, or 4.8%, at September 30, 2008 from year-end 2007. The Company experienced an increase in most major loan categories due to organic loan growth.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of September 30, 2008, comprising over fifty percent of gross loans. The increase of $167.0 million was due primarily to organic loan growth of ARM’s and jumbo loans. With competition somewhat diminished due to liquidity and credit problems for many other lenders, NewAlliance has been able to capture and grow this market segment. The residential real estate loan portfolio has a weighted average FICO score of 750 and a loan to value ratio of 48%.

Commercial real estate loans and commercial business loans increased $14.3 million. The increase was attributable to the commercial real estate loan portfolio which increased due to organic loan growth and a shift from the commercial construction category due to loans completing the construction phase and converting to fully amortizing commercial mortgage loans. The commercial real estate construction portfolio of $183.0 million includes approximately $52.7 million of loans to commercial borrowers for residential housing development, $21.2 million are condominium projects. Since year-end 2007, the segment related to residential development, has experienced an increase in charge-offs, delinquencies and adversely classified loans which has impacted the current quarter provision for the allowance for loan losses. See the “Provision for Loan Losses” section located on page 31, and “Asset Quality” and “Allowance for Loan Losses” sections located on pages 38-39 for further information concerning the allowance for loan losses. The Company’s continued strategy is to build its commercial loan portfolios including real estate and other business loans by promoting strong business development efforts to obtain new business banking relationships, while maintaining strong credit quality and profitability. In addition, it is also the Company’s strategy to limit its exposure to residential construction. As of September 30, 2008, commercial construction loans for residential housing development, decreased $13.4 million to $52.7 million compared to $66.1 million at December 31, 2007.

Home equity loans and lines of credit increased $53.0 million from December 31, 2007 to September 30, 2008. These products were promoted by the Company through competitive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to first mortgage loans. The weighted average FICO score and current loan to value ratio for home equity loans and lines of credit is 748 and 47%, respectively. Loan growth has been from organic originations in the Company’s market area, none of which is sub-prime.

Asset Quality
As displayed in Table 9, nonperforming assets at September 30, 2008 increased to $36.3 million compared to $17.3 million at December 31, 2007. The increase is primarily due to loans for residential housing development and commercial and residential real estate, largely as a result of the current economic conditions. The increase of $3.4 million in the residential real estate portfolio was due primarily to an increase in residential inventory levels, declines in the median sales price of residential homes and a general worsening of the economy. The commercial construction portfolio increased $9.3 million, primarily related to four relationships to a total of $11.7 million as of September 30, 2008. All of these loans are to residential home developers, of which $11.4 million are for condominium projects. Similar to the residential real estate portfolio, high inventory and few sales are the primary reasons for the problems in this portfolio. The $4.1 million increase in the commercial real estate portfolio primarily relates to loans secured by retail and warehouse space. The Company continues to closely monitor its real estate portfolios which could be negatively impacted by the current softening in the real estate market and the decline in real estate values.

If current economic conditions persist or deteriorate further, there will be added stress on our loan portfolios. The Company believes, however, that its historical practice of prudent underwriting, the relatively modest size of its residential construction portfolio, and strong average FICO scores combined with low loan to value ratios associated with its residential portfolio are significant advantages in keeping asset quality manageable. Nonperforming loans as a percent of total loans outstanding continue to remain at relatively low levels and at September 30, 2008 were 0.71%, compared to 0.35% at December 31, 2007.

Table 9:  Nonperforming Assets
	September 30,	December 31,
(Dollars in thousands)	2008	2007

Nonaccruing loans (1)
Real estate loans
Residential (one-to four-family)	$8,191	$4,837
Commercial real estate loans	7,527	3,414
Commercial construction	11,706	2,382

Total real estate loans	27,424	10,633
Commercial business	6,383	4,912
Consumer loans
Home equity and equity lines of credit	1,135	606
Other consumer	54	235

Total consumer loans	1,189	841

Total nonaccruing loans	34,996	16,386
Real estate owned	1,339	897

Total nonperforming assets	$36,335	$17,283

Total nonperforming loans as a percentage of total loans (2)	0.71%	0.35%
Total nonperforming assets as a percentage of total assets	0.44	0.21

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

Allowance for Loan Losses
As displayed in Table 10 below, during the three months ended September 30, 2008, the Company recorded net charge-offs of $2.8 million compared to net charge-offs of $423,000 for the three months ended September 30, 2007. Current quarter charge-offs include write-downs totaling $2.2 million on two construction loan relationships with residential home developers for condominium developments and a commercial mortgage relationship for a retail/office facility. For the nine months ended September 30, 2008, net charge-offs were $4.2 million, compared to $902,000 for the nine months ended September 30, 2007.

The Company had a loan loss allowance of $49.2 million and $43.8 million at September 30, 2008 and December 31, 2007, respectively. The allowance for loan losses to total loans was 0.99% at September 30, 2008 compared to 0.93% at December 31, 2007. Management believes the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators.

Table 10:  Schedule of Allowance for Loan Losses
	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,

(Dollars in thousands)	2008	2007	2008	2007

Balance at beginning of period	$47,798	$42,423	$43,813	$37,408
Net allowances gained through acquisition	-	-	-	3,894
Provision for loan losses	4,200	1,000	9,600	2,600
Charge-offs
Residential and commercial real estate loans	910	3	1,061	4
Commercial construction	1,431	-	2,431	285
Commercial business loans	468	528	1,143	1,186
Consumer loans	496	162	847	450

Total charge-offs	3,305	693	5,482	1,925

Recoveries
Residential and commercial real estate loans	255	16	285	11
Commercial construction	-	-	-	281
Commercial business loans	186	218	849	534
Consumer loans	41	36	110	197

Total recoveries	482	270	1,244	1,023

Net charge-offs	2,823	423	4,238	902

Balance at end of period	$49,175	$43,000	$49,175	$43,000

Net charge-offs to average loans	0.23%	0.04%	0.12%	0.03%
Allowance for loan losses to total loans	0.99	0.92	0.99	0.92
Allowance for loan losses to nonperforming loans	140.52	221.25	140.52	221.25
Net charge-offs to allowance for loan losses	5.74	0.98	8.62	2.10
Total recoveries to total charge-offs	14.58	38.96	22.69	53.14

Goodwill and Identifiable Intangible Assets
At September 30, 2008, the Company had intangible assets of $573.4 million, a decrease of $11.1 million, from $584.5 million at December 31, 2007. The decrease is due to year-to-date amortization expense for core deposit and customer relationships as well as for the reduction of unrecognized tax benefits for tax positions taken in prior years related to acquisitions. In accordance with SFAS No. 141, all assets acquired and liabilities assumed are recorded based on their fair values on the acquisition date.

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

Table 11:  Deposits
	September 30,	December 31,
(In thousands)	2008	2007

Savings	$1,402,874	$941,051
Money market	344,681	492,042
NOW	356,162	401,097
Demand	497,749	477,408
Time	1,805,488	2,062,067

Total Deposits	$4,406,954	$4,373,665

As displayed in Table 11, deposits increased $33.3 million compared to December 31, 2007. The Company’s strategy was to reduce rates paid on interest-bearing deposits, particularly on time deposits, in order to stabilize the net interest margin and to grow core deposits. The strategy helped to increase our net interest margin from December 31, 2007. During the first quarter of the year, deposit outflows did occur due to the reduction in the average rate paid on deposits. Many of our peers did not reduce their rates as quickly; therefore, a portion of maturing time deposits was lost to competitors. However, through continued targeted product promotions, the Company was able to increase core deposits by approximately $289.9 million, which more than offset the decrease in time deposits earlier in the year. In addition, some time deposit customers shifted their maturing certificates of deposit into the free savings product to take advantage of a higher rate and the liquidity that the product offers compared to certificates of deposit.

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

The following table summaries the Company’s recorded borrowings at September 30, 2008.

Table 12:  Borrowings
	September 30,	December 31,
(In thousands)	2008	2007

FHLB advances (1)	$2,175,184	$2,136,965
Repurchase agreements	185,465	192,145
Mortgage loans payable	1,354	1,459
Junior subordinated debentures issued to affiliated trusts (2)	24,785	24,935

Total borrowings	$2,386,788	$2,355,504

(1)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141,“Business Combinations,” of $6.7 million and $9.6 million at September 30, 2008 and December 31, 2007, respectively.

(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141,“Business Combinations,” of $150,000 and $300,000 at September 30, 2008 and December 31, 2007, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Borrowings were $2.39 billion at September 30, 2008, an increase of $31.3 million from the balance recorded at December 31, 2007, and was mainly in FHLB advances. The increase in FHLB advances was primarily due to funding loan growth and to offset deposit outflows which occurred predominantly during the first quarter, while managing interest rate risk and liquidity. At September 30, 2008, all of the Company’s outstanding FHLB advances were at fixed rates.

Stockholders’ Equity
Total stockholders’ equity equaled $1.40 billion at September 30, 2008, a decrease of $6.7 million compared to $1.41 billion at December 31, 2007. The decrease was primarily due to $20.8 million payment of cash dividends declared on our common stock during the nine months ended September 30, 2008, treasury shares acquired for $22.0 million representing 1.8 million shares of our common stock and a decline in the fair market value of available for sale investments of $9.1 million, net of tax. These decreases were partially offset by current year earnings of $35.7 million and stock option and restricted stock expense of $8.5 million. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below.

Dividends declared year to date September 30, 2008 were $0.205 per share compared to $0.19 per share for the same period last year. On October 28, 2008, we declared a $0.07 per share cash dividend payable on November 18, 2008 to shareholders of record on November 7, 2008. Book value per share amounted to $13.08 and $12.93 at September 30, 2008 and December 31, 2007, respectively, and tangible book value amounted to $7.72 and $7.56 at the same dates, respectively.

Management Of Market And Interest Rate Risk

General
Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company has no foreign currency or commodity price risk. Credit risk related to investment securities is low as all are investment grade or have government guarantees. There is no direct sub-prime mortgage exposure in the investment portfolio. The chief market risk factor affecting financial condition and operating results is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from adverse movements in interest rates and spreads. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates. The Asset/Liability Committee, comprised of numerous senior executives, is responsible for managing interest rate risk. On a quarterly basis, the Board of Directors reviews the Company’s gap position and interest rate sensitivity exposure described below and Asset/Liability Committee minutes detailing the Company’s activities and strategies, the effect of those strategies on the Company’s operating results, interest rate risk position and the effect changes in interest rates would have on the Company’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 2008, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was $132.1 million, or 1.60% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

Income Simulation Analysis
Income simulation analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Tested scenarios include instantaneous rate shocks, rate ramps over a six-month or one-year period, static rates, non-parallel shifts in the yield curve and a forward rate scenario. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a three-year period. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. The Company’s internal guidelines on interest rate risk specify that for a range of interest rate scenarios, the estimated net interest margin over the next 12 months should decline by less than 12% as compared to the forecasted net interest margin in the base case scenario. However, in practice, interest rate risk is managed well within these 12% guidelines.

For the base case rate scenario the yield curve as of September 30, 2008 was utilized. This yield curve was utilized due to the recent excessive volatility in the rate markets. As of September 30, 2008, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve-month period as compared to the forecasted net interest income in the base case scenario are as follows:

Percentage change in
estimated net interest
income over twelve months

200 basis point twelve month ramp upwards in interest rates	2.77%
100 basis point twelve month ramp downwards in interest rates	-1.91%

As of September 30, 2008, a downward twelve month ramp of 100 basis points was a realistic representation of the risk of falling rates as the housing and banking markets and retail and business spending continued to falter, thereby putting pressure on future economic growth. For an increase in rates, an upward twelve month ramp of 200 basis points is also a relevant representation of potential risk given the recent stimulus initiatives that have been provided to the financial markets.

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund loan growth while managing interest rate risk and liquidity. At September 30, 2008, total borrowings from the Federal Home Loan Bank amounted to $2.17 billion, exclusive of $6.7 million in purchase accounting adjustments, and the Company had the immediate capacity to increase that total to $2.51 billion. Additional borrowing capacity of approximately $674.7 million would be readily available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At September 30, 2008 the Company’s repurchase agreement lines of credit with two large broker dealers totaled $125.0 million, $100.0 million of which was available on that date. Agreement terms vary based on the collateral submitted.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At September 30, 2008, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $305.7 million, or 3.7% of total assets.

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

At September 30, 2008, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $837.6 million. Commitments generally have fixed expiration dates or other termination clauses, therefore, total commitment amounts do not necessarily represent future cash requirements. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits maturing within one year from September 30, 2008 amount to $1.13 billion.

At September 30, 2008, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $846.4 million, or 11.0%, which is above the threshold level of $383.6 million, or 5.0% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 18.8% and the Total risk-based capital ratio stood at 19.9%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $721.5 million, or 9.4% of average assets, which is above the required level of $306.3 million or 4.0%. The Tier 1 risk-based capital ratio was 16.1% and the Total risk-based capital ratio was 17.2%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Management of Market and Interest Rate Risk” on pages 41 through 43.

Item 4.  Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the third quarter 2008.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At September 30, 2008, the Company had approximately $527.2 million of goodwill on its balance sheet. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on NewAlliance’s financial conditions and results of operations.

NewAlliance May Experience Higher Levels of Loan Losses Due to Recent Growth.
NewAlliance’s growth strategy depends on generating an increasing level of loans to produce an acceptable return to our stockholders. We will also need to accomplish this loan growth while maintaining low loan losses in our portfolio. We expect growth to occur in markets that are relatively new to us, including central and western Massachusetts through our acquisition of Westbank in 2007. As such, NewAlliance’s allowance for loan losses may need to be increased, or may be deemed insufficient by various regulatory agencies. Such agencies may require the Bank to recognize an increase to the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly capital, and may have a material adverse effect on NewAlliance’s financial condition and results of operations. See the sections titled “Allowance for Loan Losses” and “Classification of Assets and Loan Review” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, located in the Company’s most recent Annual Report on Form 10-K for further discussion related to the process for determining the appropriate level of the allowance for loan losses.

NewAlliance May Experience Higher Levels of Loan Losses Due to Economic Conditions.
NewAlliance’s business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on the Company’s operations and financial condition. For example, recent declines in housing activity including declines in building permits, housing starts and home prices may make it more difficult for our borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. It is apparent that the economy has entered a recession. This will likely affect employment levels and the ability of our borrowers to service their debt. The Bank may suffer higher loan losses as a result of these factors and the resulting impact on our borrowers.

The Impact on the Company and the Bank of Recently Enacted Legislation, in Particular the Emergency Economic Stabilization Act of 2008 and its Implementing Regulations Cannot be Predicted at this Time.
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 ("EESA"), which includes the Troubled Asset Relief Program (“TARP”). The legislation was in response to the financial crises affecting the banking system and financial markets.

EESA is expected to have a profound effect on the financial services industry. The effect of programs developed under EESA, including the TARP and Capital Purchase Programs, could dramatically change the competitive environment of the Company.

TARP gave the United States Treasury Department (“Treasury”) authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks, the first $125 billion of which has been allocated to nine major financial institutions. Applications are being considered through November 14, 2008 for the remaining $125 billion. The general terms of this preferred stock program are as follows for a participating bank:

-	Pay 5% dividends on the Treasury’s preferred stock for the first five years, and then 9% dividends thereafter;
-	Cannot increase common stock dividends for three years while Treasury is an investor;
-	Cannot redeem the Treasury preferred stock for three years unless the participating bank raises high-quality private capital;
-	Must receive Treasury’s consent to buy back their own stock;
-	Treasury receives warrants entitling Treasury to buy participating bank’s common stock equal to 15% of Treasury’s total investment in the participating bank, and
-	Participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible.

Currently, the Company does not anticipate participating in the TARP, however, the actual impact that EESA and the implementation of its programs, or any other governmental program will have on the financial markets and the Company cannot reliably be determined at this time.

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

Customer Information May be Obtained and Used Fraudulently
Risk of theft of customer information resulting from security breaches by third parties exposes the Company to reputation risk and potential monetary loss. The Company has monetary and reputational exposure to fraudulent use of our customer’s personal information resulting from its general business operations and through customer use of financial instruments, such as debit cards.

NewAlliance’s Stock Price Can be Volatile.
NewAlliance’s stock price can fluctuate widely in response to a variety of factors including:

•	Actual or anticipated variations in quarterly operating results;
•	Recommendations by securities analysts;
•	New technology used, or services offered, by competitors;
•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or the Company’s competitors;
•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	Operating and stock price performance of other companies that investors deem comparable to NewAlliance;
•	News reports relating to trends, concerns and other issues in the financial services industry;
•	Government actions to combat the current stress in the financial system;
•	Changes in government regulations; and
•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations could also cause NewAlliance’s stock price to decrease regardless of the Company’s operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	The following table sets forth information about the Company’s stock repurchases for the three months ended September 30, 2008.

Issuer Purchases of Equity Securities
		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
Period
July 1-31, 2008	(1)	896,526	$ 12.21	873,440	3,200,440 shares
August 1-31, 2008		0	$ -	0	3,200,440 shares
September 1-30, 2008		0	$ -	0	3,200,440 shares
Total		896,526	$ 12.21	873,440

On January 31, 2006, the Company’s second stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan.

(1)	Includes 23,086 shares which represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of restricted shares under the Company’s 2005 Long-Term Compensation Plan.

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

10.2	Amended and Restated NewAlliance Bank Supplemental Executive Retirement Plan (filed herewith).

10.3	NewAlliance Amended and Restated Employee Stock Ownership Plan Supplemental Executive Retirement Plan (filed herewith).
10.4	The NewAlliance Bank Amended and Restated 401(k) Supplemental Executive Retirement Plan (filed herewith).
10.5
NewAlliance Bank Executive Incentive Plan approved by shareholders on April 17, 2008, as amended. Incorporated by reference is Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q, filed August 7, 2008.

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

10.10	NewAlliance Bancshares, Inc. 2005 Long-Term Compensation Plan. Incorporated herein by reference is Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8, filed November 4, 2005.
10.11	(Intentionally omitted)

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

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen

Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	November 6, 2008