Form 10-K
period 2008-12-31
NEWALLIANCE BANCSHARES INC
filed 2009-02-27
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Yes                No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer ___

Non-accelerated filer ___	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                No   X

The market value of the common equity held by non-affiliates was $1.31 billion based upon the closing price of $12.48 as of June 30, 2008 as reported in The Wall Street Journal on July 1, 2008. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates. As of February 24, 2009 there were 106,856,516 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2009 are incorporated by reference into Part III, Items 10 - 14 of this 10-K.

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

•	Other legislative or regulatory changes, including those related to residential mortgages and changes in accounting standards, may adversely affect the businesses in which NewAlliance is engaged;
•	Local, state or federal taxing authorities may take tax positions that are adverse to NewAlliance;
•	Expected cost savings associated with completed mergers may not fully be realized or realized within expected time frames;
•	Deposit attrition, customer loss or revenue loss following completed mergers may be greater than expected;
•	Competitors of NewAlliance may have greater financial resources and develop products that enable them to compete more successfully than NewAlliance; and
•	Costs or difficulties related to the integration of acquired businesses may be greater than expected.
•	Unfavorable changes related to economic stress and dislocation may impact the Company’s vendors, counter-parties, and other entities on which the company has a dependence.

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

By assets, NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.30 billion and stockholders’ equity of $1.38 billion at December 31, 2008. NewAlliance delivers financial services to individuals, families and businesses throughout Connecticut and Western Massachusetts. NewAlliance Bank provides commercial banking, retail banking, consumer financing, trust and investment services through 89 banking offices, 105 ATMs and its internet website (www.newalliancebank.com). NewAlliance common stock is traded on the New York Stock Exchange under the symbol “NAL”.

Lending Activities

General
 The Company originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one- to four-family residences, home equity lines of credit and fixed rate loans and other consumer loans predominately in the States of Connecticut and Massachusetts.

In 2005, the Company began a strategy of purchasing adjustable rate and 10 and 15 year fixed rate residential mortgages and currently has purchased loans with property locations throughout the United States. The purchased portfolio is made up of prime loans individually underwritten by the Company to its underwriting criteria. Mid-way through 2007, the mortgage market began experiencing extreme volatility and unusual pricing due to lower liquidity which led the Company to temporarily discontinue its purchased loan program. The Company resumed this program in January 2008, but through year end the level of purchases were $25.7 million, approximately only 6% of the prior year due to tightening of the credit markets and NewAlliance’s ensuing tightening of underwriting guidelines as a condition of resuming the program. NewAlliance offset this decrease in purchased mortgages by originating a record $652.6 million in residential mortgage loans and $1.27 billion in total loans in 2008. The Company was able to capitalize on the opportunities in the marketplace by having the ability and liquidity to retain these loans on its balance sheet.

Real estate secured the majority of the Company’s loans as of December 31, 2008, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.

Residential Real Estate Loans
A principal lending activity of the Company is to originate prime loans secured by first mortgages on one- to four-family residences in the states of Connecticut and Massachusetts. The Company originates residential real estate loans primarily through commissioned mortgage representatives and brokers across our branch footprint. The Company originates both fixed rate and adjustable rate mortgages and had purchased both adjustable rate and 10 and 15 year fixed rate mortgages under its residential real estate purchase program. At December 31, 2008, the purchased portfolio made up 27.7% and 14.2% of the total residential real estate and total loan portfolios, respectively. Residential lending represents the largest single component of our total portfolio.

The Company currently sells all of the fixed rate residential real estate loans it originates with terms of 15 years or over except for certain long term fixed rate loans to borrowers in low to moderate income areas. Loans are originated for sale under forward rate commitments. The percentage of loans the Company sells will vary depending upon interest rates and our strategy for the management of interest rate risk. In May 2007, the Company began selling the majority of these loans without retaining the servicing, known as servicing-released, versus its previous practice of continuing to service loans that it sold to Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) or Federal National Mortgage Association (“FNMA” or Fannie Mae”) and others. The Company continues to service its portfolio of fixed rate loans sold prior to May 2007.

The retention of adjustable rate and shorter term fixed rate, as opposed to longer term, fixed rate residential mortgage loans in the portfolio helps reduce the Company’s exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. Management believes that these risks, which have not had a material adverse effect on the Company to date, generally are less onerous than the interest rate risks associated with holding long-term fixed rate loans in the loan portfolio. The Company’s residential real estate loan purchase program purchased adjustable rate mortgages and fixed rate mortgages with terms of maturity of less than 15 years. The servicing for these loans was retained by the seller. These purchases were originally concentrated in the Northeast and then expanded to locations across the United States following underwriting standards no less stringent than that used for the organic residential loan portfolio. The Company also purchases some fixed rate mortgages with terms greater than 15 years in low or moderate income areas within its Community Reinvestment Act assessment area.

On September 7, 2008, Freddie Mac and Fannie Mae were placed into conservatorship by the United States Treasury Department (“Treasury”) and Federal Housing Finance Agency. This action, along with the softening of the real estate market, temporarily slowed originations and sales of fixed rate mortgages. By December, however, and in conjunction with diminished competition and fixed mortgage rates dropping below 5%, originations surged. This trend is expected to continue while interest rates remain low and the lowering of interest rates has been one of the tools the government has used to stimulate the recessionary economy. With ready liquidity and adequate capital, the Company has been a leading originator in our market area throughout 2008 and expects to remain as such going forward.

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

Residential construction loans to owner-borrowers generally convert to a fully amortizing long-term mortgage loan upon completion of construction. Commercial construction loans generally have terms of six months to two years. Some construction-to-permanent loans have fixed interest rates for the permanent portion, but the Company originates mostly adjustable rate construction loans.

Construction lending, particularly commercial construction lending, poses greater credit risk than mortgage lending to owner occupants. The repayment of commercial construction loans depends on the business and financial condition of the borrower and on the economic viability of the project financed. A number of borrowers have more than one construction loan outstanding with the Company at any one time. Economic events and changes in government regulations, which the Company and its borrowers do not control, could have an adverse impact on the value of properties securing construction loans and on the borrower’s ability to complete projects financed and, if not the borrower’s residence, sell them for amounts anticipated at the time the projects commenced.

The commercial construction portfolio includes loans to commercial borrowers for residential housing development including condominium projects. During 2008, this segment related to residential development has been negatively impacted by a downturn in the economy as home sales volumes have been extremely low and prices have declined. The Company’s portfolio of these loans, however, is very small, at 3.9% of the total commercial real estate portfolio and less than one percent of the total loan portfolio.

Commercial Loans
 Commercial loans are primarily collateralized by equipment, inventory, accounts receivable and/or leases. Many of the Company’s commercial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, refinancing or constructing the real estate securing the loan. Commercial loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between two and seven years. Term loans generally amortize during their life, although some loans require a balloon payment at maturity if the amortization exceeds seven years. Revolving commercial lines of credit typically have one or two-year terms, are renewable annually and have a floating rate of interest which are normally indexed to the Company’s “base rate” of interest and occasionally indexed to the London Interbank Offered Rated (“LIBOR”).

Commercial lending generally poses a higher degree of credit risk than real estate lending. Repayment of both secured and unsecured commercial loans depends substantially on the success of the borrower’s underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is primarily dependent upon the success of the borrower’s business. There are very few unsecured loans in the Company’s portfolio.

Secured commercial loans are generally collateralized by equipment, inventory, accounts receivable and leases. Compared to real estate, such collateral is more difficult to monitor, its value is more difficult to validate, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

At December 31, 2008, the Company’s outstanding commercial loan portfolio included the following business sectors: manufacturing, professional services, wholesale trade, retail trade, transportation, educational and health services, contractors and real estate rental and leasing. Industry concentrations are reported quarterly to the Loan Committee of the Board of Directors.

Consumer Loans
 The Company originates various types of consumer loans, including auto, mobile home, boat, educational and personal installment loans. However, approximately 97% of our consumer loan portfolio is comprised of home equity loans and lines of credit secured by one- to four-family owner-occupied properties. These loans are typically secured by second mortgages. Home equity loans have fixed interest rates, while home equity lines of credit normally adjust based on the Company’s base rate of interest. Consumer loans are originated through the branch network.

Credit Risk Management and Asset Quality

One of management’s key objectives has been and continues to be to maintain a high level of asset quality. NewAlliance utilizes the following general practices to manage credit risk:

•	Limiting the amount of credit that individual lenders may extend;
•	Establishing a process for credit approval accountability;
•	Careful initial underwriting and analysis of borrower, transaction, market and collateral risks;
•	Ongoing servicing of individual loans and lending relationships;
•	Continuous monitoring of the portfolio, market dynamics and the economy; and
•	Periodically reevaluating the Bank’s strategy and overall exposure as economic, market and other relevant conditions change.

NewAlliance’s lending strategy, which focuses on relationship-based lending within our markets, continues to produce excellent credit quality. As measured by relative levels of nonperforming assets, delinquencies, and net charge-offs, NewAlliance’s asset quality has consistently remained better than industry published averages.

Credit Administration is independent of the lending groups, and is responsible for the completion of credit analyses for all loans above a specific threshold, for determining loan loss reserve adequacy and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio, which are submitted to senior management and the Board of Directors, to ensure compliance with the credit policy. In addition, Credit Administration is responsible for managing nonperforming and classified assets. On a quarterly basis, the Criticized Asset Committee reviews commercial and commercial real estate loans that are risk rated Special Mention or worse, focusing on the current status and strategies to improve the credit. In 2008, as credit conditions worsened nationwide, NewAlliance enhanced its credit practices including accelerated account monitoring and introduced new credit scoring in its commercial loan portfolio.

The loan review function is outsourced to a third party to provide an evaluation of the creditworthiness of the borrower and the appropriateness of the risk rating classifications. The findings are reported to Credit Administration and summary information is then presented to the Loan Committee of the Board of Directors.

Trust Services

The Company provides a range of fiduciary and trust services and general investment management services to individuals, families and institutions. The Company will continue to emphasize the growth of its trust and investment management services to increase fee-based income. At December 31, 2008, Trust Services managed approximately 1,330 account relationships and had assets under management of $854.2 million. These assets are not included in the Consolidated Financial Statements. For the years ended December 31, 2008, 2007 and 2006, revenues for this area were $6.4 million, $6.8 million and $6.4 million, respectively.

Brokerage, Investment Advisory and Insurance Services

Through its wholly owned subsidiary, NewAlliance Investments, Inc., member FINRA/SIPC, the Company offers securities services, including brokerage and investment advice and is a registered investment advisor with over 25 registered representatives offering customers an expansive array of investment products including stocks, bonds, mutual funds, fixed annuities, estate and retirement planning and life insurance. In 2007, the Company acquired Connecticut Investment Management Inc., an investment advisory firm with $175.2 million of assets under management. These assets are not included in the Consolidated Financial Statements.

Investment Activities

The primary objective of the investment portfolio is to achieve a profitable rate of return on the investments over a reasonable period of time based on prudent management practices and sensible risk taking. The portfolio is also used to help manage the net interest rate risk position of the Company. As a tool to manage interest rate risk, the flexibility to utilize long term fixed rate investments is quite limited. In view of the Company’s lending capacity and generally higher rates of return on loans, management prefers lending activities as its primary source of revenue with the securities portfolio serving a secondary role. The investment portfolio, however, is expected to continue to represent a significant portion of the Company’s assets, and includes U.S. Government and Agency securities, mortgage-backed securities, collateralized mortgage obligations, asset backed securities, high quality corporate debt, municipal bonds and corporate equities. The portfolio will continue to serve the Company’s liquidity needs as projected by management and as required by regulatory authorities. Throughout the year, the Company focused on using cash flows from available-for-sale and held-to-maturity mortgage-backed securities to fund residential loan growth.

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

The Federal Deposit Insurance Corporation (“FDIC”) insures deposits up to certain limits (generally, $100,000 per depositor and $250,000 for certain retirement plan accounts). The EESA signed into law on October 3, 2008 raised the $100,000 limit on insured deposits to $250,000, matching the limit on qualified retirement accounts, through December 31, 2009. In addition, under the FDIC’s Temporary Liquidity Guaranty Program (“TLGP”), non-interest bearing transaction deposit accounts and interest-bearing transaction accounts paying 50 basis points or less will be fully insured above and beyond the $250,000 limit through the same date.

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

National, regional and local economic and credit conditions, changes in competitor money market, savings and time deposit rates, prevailing market interest rates and competing investment alternatives all have a significant impact on the level of the Company’s deposits. In 2008, deposit generation was a key focus for the banking industry as a source of liquidity and to fund asset growth due to the recessive economy and tightening credit conditions experienced over the year. As a result, competition for deposits has been and is expected to remain strong.

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

Acquisitions

The Company’s growth and increased market share have been achieved through both internal growth and acquisitions. The Company continually evaluates acquisition opportunities that would help meet our strategic objectives. NewAlliance will continue to pursue economically advantageous acquisitions of banks, asset managers and leasing and finance companies, and may pursue other strategic opportunities to grow existing businesses or expand into other related financial businesses. NewAlliance’s acquisition strategy is focused on three primary objectives:

•	A return on investment that exceeds the Bank’s cost of capital;
•	Earnings accretion and franchise enhancement;
•	An appropriate trade off between tangible book value dilution and EPS accretion/franchise enhancement.

NewAlliance has completed six acquisitions since its conversion from a mutual bank to a stock bank in 2004, the most recent being in March of 2007. The volatility in the markets over the past twelve months has not been conducive to widespread acquisition activity, however, the Company continues to be interested in opportunities to expand the franchise if and when they arise. Opportunities may be in the form of whole institutions and individual or branch networks, all of which are in our acquisition growth strategy. The consideration paid for these acquisitions may be in the form of cash, debt or NewAlliance common stock. The amount of consideration paid to complete these transactions may be in excess of the book value of the underlying net assets acquired, which could have a dilutive effect on NewAlliance’s earnings and tangible capital. In addition, acquisitions result in front-end charges against earnings; however, cost savings and revenue enhancements, are also typically anticipated. Additionally, to supplement its acquisition strategy, NewAlliance will also consider growth through de-novo branches.

Subsidiary Activities

NewAlliance Bancshares, Inc. is a bank holding company and currently has the following wholly-owned subsidiaries. The Company has not participated in asset securitizations.

Alliance Capital Trust I and Alliance Capital Trust II were organized by Alliance Bancorp of New England, Inc. (“Alliance”) to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance. The Company’s debt to Alliance Capital Trust I and II is recorded as “Junior Subordinated Debentures issued to affiliated trusts” in Note 11 of the Notes to Consolidated Financial Statements contained elsewhere in this report, and amounted to a total of $7.1 million at December 31, 2008.

Westbank Capital Trust II and Westbank Capital Trust III were organized by Westbank solely for the purpose of trust preferred financing. The Company acquired these subsidiaries when it acquired Westbank on January 2, 2007. The Company’s debt to Westbank Capital Trust II and III is recorded as “Junior Subordinated Debentures issued to affiliated trusts” in Note 11 of the Notes to Consolidated Financial Statements contained elsewhere in this report, and amounted to a total of $17.5 million at December 31, 2008.

NewAlliance Bank is a Connecticut chartered capital stock savings bank and also has the following wholly-owned subsidiaries all of which are incorporated in Connecticut.

NewAlliance Bank Community Development Corporation (“CDC”) was organized in 1999 pursuant to a federal law which encourages the creation of such bank subsidiaries to further community development programs. The CDC has been funded by NewAlliance Bank with $7.5 million in cash to provide flexible capital for community development and neighborhood revitalization. The Bank intends to provide additional funding to the CDC, up to $10.0 million in total, as the funds can be utilized. The CDC investments can be in the form of equity, debt or mezzanine financing. Current investments include artist housing, affordable housing loan pools, equity investments in downtown real estate development and small business development funds. Fairbank Corporation is a wholly-owned subsidiary of the CDC. Fairbank Corporation owns a 121-unit apartment building in New Haven, Connecticut. The building includes tenants eligible for federal “Section 8” housing cost assistance and a branch of the Bank. Fairbank Corporation was formed and the investment made in 1971 to further the Bank’s commitment to the New Haven community.

The Loan Source, Inc. is used to hold certain real estate that we may acquire through acquisitions or foreclosure and other collection actions and investments in certain limited partnerships. The Loan Source, Inc. currently has $94,000 in foreclosure property under ownership. The subsidiary does have an investment in a limited partnership and ownership of several properties previously owned by a subsidiary of Westbank.

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

NewAlliance Investments Inc. offers brokerage and investment advisory services and fixed annuities and other insurance products to its customers. NewAlliance Investments, Inc. is a registered broker-dealer, registered investment advisor and is a member of FINRA and SIPC.

Employees

At December 31, 2008, the Company had 1,223 employees consisting of 959 full-time and 264 part-time employees. None of the employees were represented by a collective bargaining group. The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan, an employee stock ownership plan and a stock-based compensation plan. Management considers relations with its employees to be good. See Notes 12 and 13 of the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

Market Area

The Company is headquartered in New Haven, Connecticut in New Haven County. The Company has 89 banking offices located throughout New Haven, Middlesex, Hartford, Tolland, Windham and Fairfield Counties in Connecticut and Hampden and Worcester Counties in Massachusetts. The Company’s primary deposit gathering area consists of the communities and surrounding towns that are served by its branch network. The Company’s primary lending area is much broader than its deposit gathering area and includes the entire State of Connecticut and Central and Western Massachusetts, although most of the Company’s loans are made to borrowers in its primary deposit gathering area.

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

Competition for loans and deposits was acute in 2008 as the banking landscape changed dramatically during the year. The year was highlighted by the freezing of the credit markets, the failure and/or negotiated mergers of some of the most venerable financial institutions across the country and the governments’ unprecedented bailout plan or Troubled Asset Relief Program (“TARP”). As the credit markets ceased to function, deposits become an even more important source for liquidity and, therefore, highly sought after. Competition for deposits expanded mainly as (1) non-bank financial institutions applied to become bank holding companies for purpose of generating deposits and to request government funds under the TARP in response to liquidity needs and (2) troubled banking institutions sought to raise deposit levels in response to liquidity concerns. Lending competition was also affected by the changes in the banking landscape. The secondary market to sell loans was also virtually frozen during much of the year, therefore, lending was largely limited to institutions that had the ability and liquidity to retain loans on their balance sheet. This caused pricing dislocations and spreads to widen on mortgage loans. While this has benefited the Company through enhanced profitability of new mortgage loans, in the short term, we cannot predict with certainty how long this favorable situation will last. On the other hand, the stress in the mortgage market is a factor in depressing property values and increasing potential loan losses.

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

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things: (i) operating a savings institution, mortgage company, finance company, credit card company or factoring company; (ii) performing certain data processing operations; (iii) providing certain investment and financial advice; (iv) underwriting and acting as an insurance agent for certain types of credit-related insurance; (v) leasing property on a full-

payout, non-operating basis; (vi) selling money orders, travelers’ checks and United States Savings Bonds; (vii) real estate and personal property appraising; (viii) providing tax planning and preparation services; (ix) financing and investing in certain community development activities; and (x) subject to certain limitations, providing securities brokerage services for customers.

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

Powers
Connecticut law permits Connecticut banks to sell insurance and fixed- and variable-rate annuities if licensed to do so by the Connecticut Insurance Commissioner. With the prior approval of the Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the BHCA or the Home Owners’ Loan Act (“HOLA”), both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Commissioner, unless the Commissioner disapproves the activity.

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

As of December 31, 2008, NewAlliance Bank was “well capitalized”.

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

Insurance of Deposit Accounts
NewAlliance deposit accounts are insured by the FDIC up to applicable legal limits (generally, $100,000 per depositor and $250,000 for certain retirement plan accounts). Through the enactment of EESA, the $100,000 limit on insured deposits has been increased to $250,000, matching the limit on qualified retirement accounts, through December 31, 2009.

The Company and the Bank are participating in the FDIC’s TLGP. As a result, the Bank’s non-interest bearing transaction deposit accounts and interest-bearing transaction accounts paying 50 basis points or less will be fully insured above and beyond the $250,000 limit through December 31, 2009. While this unlimited insurance coverage is in effect, covered deposits in excess of the $250,000 limit are subject to a surcharge of $0.10 per $100 of deposits by the FDIC.

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. For 2008, assessment rates for insurance fund deposits varied from five basis points for the strongest institution to 43 basis points for the weakest. Effective January 1, 2009, the FDIC increased assessment rates uniformly by seven basis points for the first quarter of 2009 only, thereby making the assessment rates between twelve and 50 basis points. The FDIC will issue another final rule early in 2009 to take effect on April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning in the second quarter of 2009, and make certain technical and other changes to assessment rules. The proposed rule is expected to change the assessment rates to between ten and 77.5 basis points, depending on the risk category of the institution and its use of secured borrowings. These rule changes by the FDIC are expected to have a significant effect on the Bank’s assessment costs.

In November 2006, the FDIC Board of Directors approved a final rule to implement a One-Time Assessment Credit, as required by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). For 2007 assessment periods, effective with the June 2007 invoice, credits were used to fully offset the Bank’s assessment. For assessment periods beginning in 2008-2010, credits may not be applied to more than 90 percent of an institution’s assessment. The Bank’s credit covered 90% of its 2008 FDIC assessment expense and was largely exhausted by December 31, 2008.

In addition, FDIC insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.0114 of insured deposits to fund interest payments on bonds issued by the Financing Corporations, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions.

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

Federal Reserve System
 The FRB regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.4 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for amounts greater than $44.4 million, 10% (which may be adjusted by the FRB between 8% and 14%), against that portion of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at December 31, 2008 of $120.8 million. At December 31, 2008, the Bank had approximately $2.19 billion in Federal Home Loan Bank advances.

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

The regional banks within the Federal Home Loan Bank System have significant held-to-maturity portfolios of private-label mortgage-backed securities with significant unrealized losses, and three of the regional banks recorded other-than-temporary impairment charges in the third quarter of 2008. The Boston regional bank had not recorded other-than-temporary impairment charges as of September 30, 2008 on their portfolio of private-label mortgage-backed securities with a book value of $4.6 billion and fair value of $3.3 billion. However, in response to the unprecedented market conditions and potential future losses, they have implemented an initiative to preserve capital. They have adopted a revised retained earnings target, declared a moratorium on excess stock repurchases and have restricted the quarterly dividend to no more than 50% of net profit until the retained earnings target is met. These actions will result in low, if any, dividend payouts in the near term. The Company is anticipating a decline in the dividend yield on its holdings of Federal Home Loan Bank of Boston stock in 2009. There can be no assurance that the impact of recent market conditions on the financial condition of the Federal Home Loan Banks or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Recent Regulatory Initiatives
Emergency Economic Stabilization Act of 2008
On October 3, 2008, President Bush signed into law the EESA, which includes the TARP. The legislation was in response to the financial crises affecting the banking system and financial markets. The TARP gave the Treasury authority to deploy up to $700.0 billion into the financial system with an objective of improving liquidity in the capital markets. On October 14, 2008, the Treasury announced plans to direct $250.0 billion of this authority into preferred stock investments in banks, the first $125.0 billion of which has been allocated to nine major financial institutions. Shortly thereafter, the initial $250.0 billion authorization was increased to $350.0 billion upon the President’s certification to Congress that the increase was necessary. This additional $100.0 billion was used for the purchase of $40.0 billion in preferred shares of American International Group, a $20.0 billion commitment to the Federal Reserve Bank of New York for losses that might be incurred under the Term Asset-Backed Securities Loan Facility, an additional $25.0 billion commitment to Citigroup and an initial loan to U.S. automakers, GM and Chrysler, in the amount of $13.0 billion. In January 2009, Congress approved the release of the final $350.0 billion.

NewAlliance is not participating in the TARP due to having adequate capital and the restrictive nature of the TARP guidelines. TARP would place restrictions on common share dividend increases, dilute our existing shareholders through the grant of warrants, restrict share repurchases and reduce earnings per share and return on equity.

Temporary Liquidity Guarantee Program
On November 21, 2008, the FDIC adopted the Final Rule implementing the TLGP inaugurated October 14, 2008. The TLGP consists of two basic components: (1) the Debt Guarantee Program which guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies and (2) the Transaction Account Guarantee Program which guarantees certain non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of dollar amount. The purpose of the TLGP is to provide an initiative to counter the system wide crisis in the nation’s financial sector by promoting financial stability by preserving confidence in the banking system and encourages liquidity in order to ease lending to creditworthy business and consumers. It is anticipated that the TLGP will favorably impact both the availability and the cost of credit.

The Company is participating in the TLGP and as a result, its non-interest bearing transaction deposit accounts and interest bearing transaction accounts paying 50 basis points or less will be fully insured through December 31, 2009. Currently, the Company is not participating in the Debt Guarantee portion of the TLGP. However, if the Company decided to take advantage of this aspect of the program, then all newly-issued senior unsecured debt up to prescribed limits issued by June 30, 2009 would be temporarily guaranteed through June 30, 2012. The Company would be assessed a fee equal to a range of 50 to 100 basis points depending on the maturity date of the debt multiplied by the amount of the debt issued and calculated for the maturity period of that debt or June 30, 2012, whichever was earlier.

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

SOX addresses, among other matters, audit committees; certification of financial statements and internal controls by the Chief Executive Officer and Chief Financial Officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black-out periods; disclosure of off-

balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for significant changes or waivers of such code; “real time” filing of periodic reports; the formation of a public company accounting oversight board (“PCAOB”); auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOX.

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

New York Stock Exchange Disclosure

The annual certification of NewAlliance’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed with the New York Stock Exchange on May 19, 2008.

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

Statistical Disclosure by Bank Holding Companies

The following information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differential	37-39
II.	Investment Portfolio	44-47
III.	Loan Portfolio	48-49
IV.	Summary of Loan Loss Experience	50-55
V.	Deposits	56
VI.	Return on Equity and Assets	27
VII.	Short-Term Borrowings	n/a

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

Changes in interest rates and spreads could have a negative impact on earnings and results of operations, which could have a negative impact on the value of NewAlliance stock.
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

However, changes in interest rates still may have an adverse effect on NewAlliance’s profitability. For example, high interest rates could also affect the amount of loans that we originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower rate, to accounts with a higher rate or experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Bank is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Bank’s net interest margin will decline.

Credit market conditions may impact NewAlliance’s investments.
Significant credit market anomalies may impact the valuation and liquidity of the Company’s investment securities. The problems of numerous financial institutions have reduced market liquidity, increased normal bid-asked spreads and increased the uncertainty of market participants. Such illiquidity could reduce the market value of the Company’s investments, even those with no apparent credit exposure. The valuation of the Company’s investments requires judgment and as market conditions change investment values may also change.

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce NewAlliance’s net income and profitability.
Beginning in 2007 and continuing into 2008, softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets began affecting the mortgage industry generally. NewAlliance’s financial results may be adversely affected by changes in real estate values. Decreases in real estate values could adversely affect the value of property used as collateral for loans and investments. If poor economic conditions result in decreased demand for real estate loans, the Company’s net income and profits may decrease.

The declines in home prices in many markets across the U.S., along with the reduced availability of mortgage credit, also may result in increases in delinquencies and losses in NewAlliance’s portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with a worsening economic recession and associated increases in unemployment levels could drive losses beyond that which is provided for in NewAlliance’s allowance for loan losses. In that event, NewAlliance’s earnings could be adversely affected.

Additionally, recent weakness in the secondary market for residential lending could have an adverse impact upon the Company’s profitability. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect NewAlliance’s financial condition or results of operations.

NewAlliance may experience higher levels of loan losses due to current economic conditions.
The current economic conditions have led to declines in collateral values and stress on the cash flows of borrowers, therefore, NewAlliance’s allowance for loan losses may need to be increased, or may be deemed insufficient by various regulatory agencies. Such agencies may require the Bank to recognize an increase to the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly capital, and may have a material adverse effect on NewAlliance’s financial condition and results of operations. See the sections titled “Allowance for Loan Losses” and “Classification of Assets and Loan Review” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, located elsewhere in the Report for further discussion related to the process for determining the appropriate level of the allowance for loan losses.

If the goodwill that the Company has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Company’s profitability.
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2008, the Company had approximately $527.2 million of goodwill on its balance sheet. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on NewAlliance’s financial condition and results of operations.

NewAlliance’s business strategy of growth through acquisitions could have an impact on earnings and results of operations that may negatively impact the value of NewAlliance stock.
In recent years, NewAlliance has focused, in part, on acquisitions. Over the past four years, the Company has acquired four banking institutions, a non-depository trust company and a registered investment advisory firm. From time to time in the ordinary course of business, the Company engages in preliminary discussions with potential acquisition targets. As of the date of this filing, there are no binding or definitive agreements, plans, arrangements, or understandings for such acquisitions by the Company. Although our business strategy includes both internal expansion and acquisitions, there can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions successfully, integrate acquired operations into our existing operations or expand into new markets. Further, there can be no assurance that acquisitions will not have an adverse effect upon our operating results while the operations of the acquired businesses are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses or expenses related to the work on transactions that do not close, may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our stock.

The impact on the Company and the Bank of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations cannot be predicted at this time.
On October 3, 2008, President Bush signed into law the EESA, which includes the TARP. The legislation was in response to the financial crises affecting the banking system and financial markets. EESA is expected to have a profound effect on the financial services industry. The effect of programs developed under EESA, including the TARP and Capital Purchase Program (“CPP”), could dramatically change the competitive environment of the Company.

TARP gave the Treasury authority to deploy up to $700.0 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, Treasury announced plans to direct $250.0 billion of this authority into preferred stock investments in banks (the CPP), the first $125.0 billion of which has been allocated to nine major financial institutions. By the end of December 2008, an additional $100.0 billion was allocated to American International Group, the Federal Reserve Bank of New York, Citigroup and U.S. automakers, GM and Chrysler. In January 2009, the remaining $350.0 billion was also released by Congress. The general terms of this preferred stock program are as follows for a participating bank:

-	Pay 5% dividends on the Treasury’s preferred stock for the first five years, and then 9% dividends thereafter (not tax deductible);
-	Cannot increase common stock dividends for three years while Treasury is an investor;
-	Cannot redeem the Treasury preferred stock for three years unless the participating bank raises high-quality private capital;
-	Must receive Treasury’s consent to buy back their own stock;
-	Treasury receives warrants entitling Treasury to buy participating bank’s common stock equal to 15% of Treasury’s total investment in the participating bank, and
-	Participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible.

The Company is not participating in the CPP, however, the actual impact that EESA and the implementation of its programs, or any other governmental program will have on the financial markets and the Company cannot reliably be determined at this time.

Strong competition within NewAlliance’s market areas may limit growth and profitability.
Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. As we grow, we will be expanding into market areas where we may not be as well known as other institutions that have been operating in those areas for some time. In addition, larger banking institutions have become increasingly active in our market areas. Many of these competitors have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot efficiently provide. Our profitability depends upon our continued ability to successfully compete in our market areas. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to grow profitably.

NewAlliance is subject to extensive government regulation and supervision.
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

NewAlliance may not be able to attract and retain skilled people.
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

NewAlliance continually encounters technological change.
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

NewAlliance’s controls and procedures may fail or be circumvented.
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

Customer information may be obtained and used fraudulently.
Risk of theft of customer information resulting from security breaches by third parties exposes the Company to reputation risk and potential monetary loss. The Company has exposure to fraudulent use of our customer’s personal information resulting from its general business operations through loss or theft of the information and through customer use of financial instruments, such as debit cards.

Changes in accounting standards can materially impact NewAlliance’s financial statements.
NewAlliance’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. From time to time, the Financial Accounting Standards Board or regulatory authorities change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the Company restating prior period financial statements.

Changes and interpretations of tax laws and regulations may adversely impact NewAlliance’s financial statements.
Local, state or federal tax authorities may interpret tax laws and regulations differently than NewAlliance and challenge tax positions that NewAlliance has taken on its tax returns. This may result in the disallowance of deductions or differences in the timing of deductions and result in the payment of additional taxes, interest or penalties that could materially affect NewAlliance’s performance.

Unprecedented disruption and significantly increased risk in the financial markets.
The banking industry experienced unprecedented turmoil in 2008 as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession and has eroded confidence in the world’s financial system. As we have seen in the past year, there have been unintended consequences (i.e. investors are hesitant to invest in the financial sector for fear of losing their investment) from the measures taken by the Government in an effort to stabilize the economy. There can be no assurance that NewAlliance Bank will not be impacted by the current crisis in a way we cannot currently predict or mitigate, but we will continue to navigate this landscape for the long-term benefit of our shareholders.

Item 1B.     Unresolved Staff Comments

None.

Item 2.       Properties

The Company conducts business from its executive offices at 195 Church Street, New Haven, Connecticut and its 77 banking offices located in Connecticut and 12 banking offices located in Massachusetts. Of the 89 banking offices, 30 are owned and 59 are leased. Lease expiration dates range from 5 months to 19 years with renewal options of 6 to 34 years.

The following table sets forth certain information with respect to our offices:

Location		Number of Banking Offices

Connecticut:
New Haven County		28
Middlesex County		7
Hartford County		16
Tolland County		12
Windham County		6
Fairfield County		8

Massachusetts:
Worcester County		1
Hampden County		11

	Total	89

The total net book value of properties and equipment at December 31, 2008 was $59.4 million. For additional information regarding our premises and equipment and lease obligations, see Notes 7 and 15 to the Consolidated Financial Statements.

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

	Market Price
			Dividends Declared
2008	High	Low	Per Share

First Quarter	$13.08	$10.34	$0.065
Second Quarter	13.71	12.38	0.070
Third Quarter	16.00	11.66	0.070
Fourth Quarter	15.10	11.33	0.070

	Market Price
			Dividends Declared
2007	High	Low	Per Share

First Quarter	$16.56	$15.67	$0.060
Second Quarter	16.85	14.72	0.065
Third Quarter	15.31	13.35	0.065
Fourth Quarter	15.40	11.33	0.065

On February 24, 2009, the closing price for the Company’s common stock was $11.26.

Holders
As of January 31, 2009, there were 106,856,516 shares of common stock outstanding, which were held by approximately 11,250 holders of record. The number of stockholders of record was determined by American Stock Transfer and Trust Company. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding equity-based compensation awards outstanding and available for future grants as of December 31, 2008, segregated between equity-based compensation plans approved by the stockholders and equity-based compensation plans not approved by stockholders, is presented in the table below.

Plan category	Number of securities to be issued upon exercises of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security stockholders	8,421,666	$14.40	4,232,371	(1)

Equity compensation plans not approved by security stockholders	-		-

Total	8,421,666	$14.40	4,232,371

(1) This figure includes 2,987,458 shares that may be issued pursuant to options presently authorized but unissued, and 1,244,913 shares that may be issued as restricted stock, all in accordance with the 2005 Long-Term Compensation Plan approved by the Company’s stockholders in April 2005.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table sets forth information about the Company’s stock repurchases for the three months ended December 31, 2008. Management may engage in future share repurchases as market conditions warrant.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
		Average Price	Purchased as Part of Publicly	Shares That May Yet Be
	Total Number of	Paid per Share	Announced Plans	Purchased Under the Plans
	Shares purchased	(includes commission)	or Programs	or Programs

Period

October 1 - 31, 2008	-	$-	-	3,200,440

November 1 - 30, 2008	-	$-	-	3,200,440

December 1-31, 2008	-	$-	-	3,200,440

Total	-	$-	-

On January 31, 2006, a second stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan.

Stock Performance Graph

The following graph compares the cumulative total return on the common stock for the period beginning April 1, 2004, the date on which NewAlliance common stock commenced trading, as reported by NASDAQ or NYSE through December 31, 2008, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the SNL Thrift Index for the period.

This graph assumes the investment of $100 on April 1, 2004 in our common stock (at the initial public offering price of $10.00 per share), the S&P 500 Index and the SNL Thrift Index and assumes that dividends are reinvested.

	Period Ending

Total Return Indices	4/01/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

NewAlliance Bancshares, Inc.	100.00	154.05	150.60	164.86	137.36	153.81
S & P 500	100.00	109.12	114.32	132.38	140.61	86.75
SNL Thrift	100.00	103.87	107.51	125.32	74.28	46.88

Item 6.    Selected Financial Data

The following tables contain certain information concerning the financial position and results of operations of the Company at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes.

On April 1, 2004, the Bank completed its conversion from a state-chartered mutual bank to a state-chartered stock bank. Concurrent with the conversion, the Company completed its acquisitions of two banking institutions and four subsequent acquisitions have also been completed. Accordingly, Selected Financial Data includes the effect of those transactions. See Note 4 of the Notes to Consolidated Financial Statements for additional information related to the most recent transactions.

Additionally, in July 2007 a restructuring of part of the available-for-sale securities portfolio was completed. A recognized loss in the amount of $28.3 million, or $18.4 million net of tax, was recorded to non-interest income as a result of this restructuring. Select Financial Data includes the effect of this transaction at and for the year ended December 31, 2007. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

	For the Year Ended December 31,

(In thousands, except per share data)	2008	2007	2006	2005	2004

Selected Operating Data
Interest and dividend income	$399,173	$403,280	$331,032	$276,570	$208,032
Interest expense	209,057	228,243	161,451	100,461	61,812

Net interest income before provision for loan losses	190,116	175,037	169,581	176,109	146,220
Provision for loan losses	13,400	4,900	500	400	600

Net interest income after provision for loan losses	176,716	170,137	169,081	175,709	145,620
Non-interest income	55,896	31,165	51,631	45,524	35,746
Contribution to the Foundation	-	-	-	-	40,040
Conversion and merger related charges	185	2,523	3,389	2,156	17,591
Other non-interest expense	166,384	159,923	144,717	139,084	119,142

Income before provision for income taxes	66,043	38,856	72,606	79,993	4,593
Income tax provision	20,747	15,063	23,769	27,394	524

Net income	$45,296	$23,793	$48,837	$52,599	$4,069

					For the period
					April 1 through
					December 31, 2004 (1)

Basic and diluted earnings per share	$0.45	$0.23	$0.49	$0.50	$0.02
Weighted-average shares outstanding
Basic	99,587	103,146	99,981	105,110	106,520
Diluted	99,707	103,582	100,484	105,517	106,520
Dividends per share	$0.275	$0.255	$0.235	$0.21	$0.08

	At December 31,

(In thousands)	2008	2007	2006	2005	2004

Selected Financial Data
Total assets	$8,299,518	$8,210,984	$7,247,696	$6,561,402	$6,264,138
Loans (2)	4,962,785	4,727,969	3,822,876	3,276,706	3,144,657
Allowance for loan losses	49,911	43,813	37,408	35,552	36,163
Short-term investments	55,000	51,962	28,077	46,497	100,000
Investment securities	2,238,344	2,377,733	2,386,985	2,388,789	2,232,715
Goodwill	527,167	531,191	454,258	425,001	417,872
Identifiable intangible assets	43,860	53,316	49,403	52,016	55,438
Deposits	4,447,830	4,373,665	3,900,667	3,798,112	3,702,012
Borrowings	2,376,496	2,355,504	1,903,864	1,380,755	1,064,816
Stockholders’ equity	1,381,216	1,407,107	1,362,305	1,310,868	1,416,372
Nonperforming loans (3)	38,331	16,386	12,468	7,391	10,233
Nonperforming assets (4)	40,354	17,283	12,468	7,391	10,233

	For the Year Ended December 31,

	2008	2007	2006	2005	2004

Selected Operating Ratios and Other Data
Performance Ratios (5)
Average yield on interest-earning assets	5.48%	5.71%	5.31%	4.79%	4.24%
Average rate paid on interest-bearing liabilities	3.35	3.80	3.16	2.20	1.59
Interest rate spread (6) (8)	2.13	1.91	2.15	2.59	2.65
Net interest margin (7) (8)	2.61	2.48	2.72	3.05	2.98
Ratio of interest-bearing assets to interest-bearing
liabilities	116.57	117.63	121.99	126.65	125.82
Ratio of net interest income after provision
for loan losses to non-interest expense	106.09	104.73	114.16	124.40	82.39
Non-interest expense as a percent of average assets	2.03	2.04	2.12	2.18	3.24
Return on average assets	0.55	0.30	0.70	0.81	0.07
Return on average equity	3.22	1.69	3.65	3.76	0.36
Ratio of average equity to average assets	17.14	17.63	19.13	21.57	20.87
Dividend payout ratio	61.11	110.87	47.96	42.00	400.00	(1)

Non-GAAP Ratio
Efficiency ratio (9)	67.93	69.95	67.39	63.56	97.32

Regulatory Capital Ratios
Leverage capital ratio	11.05	10.92	13.20	14.31	16.32
Tier 1 capital to risk-weighted assets	18.71	18.60	22.71	24.99	26.98
Total risk-based capital ratio	19.80	19.58	23.67	26.02	28.22

Asset Quality Ratios
Nonperforming loans as a percent of total loans (2) (3)	0.77	0.35	0.33	0.23	0.33
Nonperforming assets as a percent of total assets (4)	0.49	0.21	0.17	0.11	0.16
Allowance for loan losses as a percent of total loans	1.01	0.93	0.98	1.08	1.15
Allowance for loan losses as a percent of non-performing loans	130.21	267.38	300.03	481.02	353.40
Net loan charge-offs as a percent of average interest-earning assets	0.10	0.03	0.01	0.02	0.07

(1)	Earnings per share for 2004 were calculated using net income and weighted-average shares outstanding from the date of conversion, April 1, 2004, through December 31, 2004. Net income for this nine-month period was $2.1 million.
(2)	Loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and net unamortized premium on acquired loans.
(3)	Nonperforming loans include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest and renegotiated loans due to a weakening in the financial condition of the borrower.
(4)	Nonperforming assets consist of nonperforming loans and other real estate owned.
(5)	Performance ratios are based on average daily balances during the periods indicated and are annualized where appropriate. Regulatory Capital Ratios and Asset Quality Ratios are end-of-period ratios.
(6)	Interest rate spread represents the difference between the weighted average yield on average interest-bearing assets and the weighted average cost of average interest-bearing liabilities.
(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(8)	No tax equivalent adjustments were made due to the fact that ratio would not be materially different.
(9)	The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, to the sum of net interest income and non-interest income, excluding security and limited partnership gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to investors in evaluating company performance.

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

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such control was effective as of December 31, 2008. Management’s report on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this report.

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

Our Business

General

By assets, NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.30 billion and stockholders’ equity of $1.38 billion at December 31, 2008. Its business philosophy is to operate as a community bank with local decision-making authority. NewAlliance delivers financial services to individuals, families and businesses throughout Connecticut and Western Massachusetts. NewAlliance Bank provides commercial banking, retail banking, consumer financing, trust and investment services through 89 banking offices, 105 ATMs and its internet website (www.newalliancebank.com). NewAlliance common stock is traded on the New York Stock Exchange under the symbol “NAL”.

NewAlliance’s mission statement is “to improve the financial well-being of the people and businesses in the markets we serve, and to invest in the communities where they reside and work”. We accomplish this by operating a community business banking model with a commitment to be a leader in our markets by seeking to continually deliver superior value to our customers, shareholders, employees and communities.

The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, income and expenses pertaining to other real estate owned, gains and losses from sales of loans and securities and non-interest income and expenses. Non-interest income primarily consists of fee income from depositors and wealth management services and increases in cash surrender value of bank owned life insurance (“BOLI”). Non-interest expenses consist principally of compensation and employee benefits, occupancy, data processing, amortization of acquisition related intangible assets, marketing, professional services and other operating expenses.

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

Our Objectives

NewAlliance seeks to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Increase core deposit relationships with a focus on checking and savings accounts;
•	Build high quality, profitable loan portfolios using organic, purchase and acquisition strategies;
•	Increase the non-interest income component of total revenues through development of banking-related fee income and growth in wealth management services;
•	Grow through a disciplined acquisition strategy, supplemented by de-novo branching;
•	Improve operating efficiencies;
•	Utilize technology to enhance superior customer service and products; and
•	Maintain a rigorous risk identification and management process.

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

Challenges and Risks

As we look forward, management has identified certain challenges and risks that are most relevant and likely to have a near term impact on performance. Of these, five key challenges and risks are described below:

Net interest margin. The growth of the net interest margin is vital to our continued success and enhanced profitability. For the year ended December 31, 2008, our net interest margin increased 13 basis points, or $15.1 million, by significantly reducing our deposit costs, particularly on higher cost time deposits, while growing core deposits and by organic growth in our loan portfolio. These positive factors more than offset decreases in interest income on loans with interest rates based on the prime rate and other indices. We believe that continued focus on sensible deposit pricing and the generation of organic loans are crucial aspects of continuing the trend of increasing our net interest margin. The risk associated with this, however, is a potential outflow of deposits to competitors as customers search for higher rates. We will continue to focus on enhancing and developing new products in a cost effective manner and believe that will help mitigate the risk of deposit outflow. A second aspect is the yield earned on the loan portfolio. Although interest rates declined sharply in 2008 and are expected to remain low, this has been counterbalanced by record mortgage originations and improved pricing. Additionally, the dislocations in the credit markets are still present and therefore, we believe that there are continued pricing opportunities in our lending area. We are well positioned to maximize these opportunities because of our liquidity position and our ability to retain loans on our balance sheet.

Maintaining credit quality and rigorous risk management. The housing market continued to decline in 2008 amid recessionary fears, rising unemployment and extreme price volatility. Over this turbulent time, NewAlliance continued to maintain its strong credit quality. Our ratio of nonperforming loans to total loans was 0.77% at December 31, 2008, and our allowance for loan losses to total loans was 1.01% for the same period. That being said, we are not immune to the recession which is leading to increasing trends in mortgage delinquencies and provisions that permeate the industry. The effects of the downturn in the residential real estate market will continue to be felt throughout 2009 as home sales remain stagnant and delinquencies and foreclosures rise throughout the country. However, we expect to be able to continue to maintain strong asset quality relative to industry levels as we have not experienced the severity of problems associated with the housing crisis nationally. We will continue to exercise rigorous risk management and prudent credit practices.

Deploying capital. We ended 2008 with Tier 1 capital at 11.05%, which is substantially above our peer group and, this was achieved without an infusion of capital from the government under the CPP. We are tasked with using our capital position judiciously to maximize shareholder value. Our capital strategy to date has been mainly to utilize our capital for acquisitions, stock buybacks and dividend payments. We expect to continue this strategy in the future and stress only acquisitions that are accretive to earnings per share in the short term. Although we were not able to complete any acquisitions in 2008, we believe that unique opportunities are available to grow our franchise due to the instability of some of our core competitors in our market.

Competition in the marketplace. NewAlliance is facing stiff competition within the financial services industry from some well established companies and many local players. On the deposit front we expect deposit competition will remain intense due to liquidity pressures as banks attempt to enhance their liquidity position as the credit markets are not functioning normally. On the lending side we remain poised to take advantage of the current market conditions as we have sufficient liquidity and the ability to retain originated loans on our balance sheet. We must continue to expand our product offerings, improve operating efficiencies and develop and maintain our brand to increase market share. Some of our competitors needed to avail themselves of TARP funds in order to shore up weakened capital positions in order to survive. The effect of the TARP funds on these competitors and NewAlliance is not known at this time. NewAlliance chose not to participate in the TARP program due to (a) the cost of the funds, (b) our excellent capital ratios, (c) restrictions on common share dividend increases, (d) dilution to existing shareholders through the grant of warrants, and (e) limitations placed on share repurchases.

Unprecedented disruption and significantly increased risk in the financial markets. The banking industry experienced unprecedented turmoil in 2008 as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession and has eroded confidence in the world’s financial system. The United States Government reacted during the year in an attempt to stem this crisis culminated by the signing into law the Emergency Economic Stabilization Act of 2008 which includes the Troubled Asset Relief Program. The main goal of the passage of this bill was to combat the unprecedented disruption that was affecting the financial markets by attempting to revive the credit markets and boost lending to keep the country from falling deeper into a recession. To date the Troubled Asset Relief Program has not been as successful as originally hoped in stemming the crisis.

We believe the disruption affecting the financial markets will not be abated until the main issues at the heart of the crisis are addressed. Specifically, (a) will banks saddled with nonperforming assets be rescued by stronger banks or receive additional capital from the markets or will they be propped up by the Government with infusions of capital and additional guarantees, (b) how will illiquid assets be removed from bank’s balance sheets and (c) what will be done to stop the decline in housing prices that helped trigger the turmoil.

As we have seen in the past year there have been unintended consequences (i.e. investors are hesitant to invest in the financial sector for fear of losing their investment) from the measures taken by the Government in an effort to stabilize the economy. There can be no assurance that NewAlliance Bank will not be impacted by the current crisis in a way we cannot currently predict or mitigate, but we will continue to navigate this landscape for the long-term benefit of our shareholders.

All five of these challenges and risks—net interest margin, maintaining credit quality and rigorous risk management, deploying capital, competition and unprecedented disruption in the marketplace—have the potential to have a material adverse effect on NewAlliance; however, we believe NewAlliance is well positioned to appropriately address these challenges and risks.

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

Other-Than-Temporary Impairment of Investments

Critical Estimates	Judgment and Uncertainties		Effect if Actual Results Differ from Assumptions

Our investment securities portfolio is comprised of available-for-sale and held-to-maturity investments. The available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. The held-to-maturity portfolio is carried at amortized cost. Management determines the classification of a security at the time of its purchase.

We conduct a periodic review of our investment securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is reported within non-interest income in the consolidated statement of income.

During 2008, we recorded other-than-temporary impairment charges on four securities which totaled $2.7 million. At December 31, 2008, we have net unrealized gains on our available-for-sale portfolio of $2.1 million comprised of gains in the amount of $34.8 million and losses of $32.7 million. In the held-to-maturity portfolio, we have net unrealized gains of $9.0 million comprised of $9.0 million in gains and $38,000 in losses. For further discussion on other-than-temporary impairment of investments, see the “Investment Securities” section on page 44-46 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 5 of the Notes to Consolidated Financial Statements.
Significant judgment is involved in determining when a decline in fair value is other-than-temporary. The factors considered by management include, but are not limited to:
Adverse changes in management’s assessment of the factors used to determine that a security was not other-than-temporarily impaired could lead to additional impairment charges. Conditions affecting a security that we determined to be temporary could become other than temporary and warrant an impairment charge. Additionally, a security that had no apparent risk could be affected by a sudden or acute market condition and necessitate an impairment charge.

The Company has eleven securities that are currently 30.0% or more below book value that are not considered other than temporarily impaired. At December 31, 2008, these securities have a fair value of $21.2 million compared to a book value of $35.9 million.

	•	Our intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value, which may be until maturity;
	•	Percentage and length of time by which an issue is below book value;
	•	Financial condition and near-term prospects of the issuer including their ability to meet contractual obligations in a timely manner;
	•	Ratings of the security;
	•	Whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions;
	•	Whether the decline is due to interest rates and spreads or credit risk; and
	•	The value of underlying collateral.

Goodwill and Identifiable Intangible Assets

Critical Estimates	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

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

In the first quarter of fiscal 2008, we completed our annual impairment testing of goodwill using the methodology described herein, and determined there was no impairment. Through year end, no events or circumstances subsequent to the annual testing date indicate that the carrying value of the Company’s goodwill may not be recoverable.

The carrying value of goodwill and identifiable intangible assets at December 31, 2008, was $527.2 million and $43.9 million, respectively. For further discussion on goodwill and identifiable intangible assets, see the “Goodwill and Intangible Assets” section on page 55 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 8 of the Notes to Consolidated Financial Statements.

We determine fair value using widely accepted valuation techniques, including estimated future cash flows, our stock price in relation to book value and discount rates and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. Management has evaluated the effect of lowering the estimated fair value of the reporting unit by 10% and determined that no impairment of goodwill would have been recognized under this evaluation.

Allowance for Loan Losses

Critical Estimates	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

It is the policy of NewAlliance to maintain an allowance for loan losses that equals management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date.

Management follows a guiding principle that the level of the reserve should be directionally consistent with asset quality indicators. The adequacy of the allowance for loan losses is determined based upon a detailed evaluation of the portfolio and sub-portfolios through a process which considers numerous factors, including levels and direction of delinquencies, historical charge-offs, non-performing loans and assets, risk ratings, estimated credit losses using both internal and external portfolio reviews, current economic and market conditions, concentrations, portfolio volume and mix, changes in underwriting, experience of staff, and historical loss rates over the business cycle.

The allowance for loan losses is reviewed and approved by the Board of Directors on a quarterly basis. For further discussion on the allowance for loan losses, see the “Allowance for Loan Losses” section on pages 53-55 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 6 of the Notes to Consolidated Financial Statements.

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

Each quarter, we reevaluate our estimate related to the valuation allowance, including our assumptions about future profitability. At December 31, 2008 and December 31, 2007, our valuation allowance was $30.7 million and $23.8 million, respectively.

As a result of reviews of the factors discussed above related to the adequacy of the valuation allowance, our income tax expense for the year-ended December 31, 2008 included an increase in the valuation allowance attributable to capital losses of $139,000. The increase was mainly due to additional capital losses incurred in 2008. For further discussion on our deferred taxes and valuation allowance, see Note 14 of the Notes to Consolidated Financial Statements.

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

Management believes that the valuation allowance against deferred tax assets is adequate and reasonable. However, if future projected profitability were to decline by 10%, the valuation allowance would need to be increased by an additional $250,000 to $450,000.

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

Pension and Other Post Retirement Benefits

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

The expected rate of return on plan assets is based on current and expected asset allocations, as well as the long-term historical risks and returns with each asset class within the plan portfolio. A lower expected rate of return on plan assets increases pension costs. For further discussion on pension and other post retirement benefits, see Note 12 of the Notes to Consolidated Financial Statements.

To reflect market interest rate conditions in calculating the projected benefit obligation, the pension discount rate was decreased from 6.25% at September 30, 2007 to 6.10% at December 31, 2008, while the postretirement discount rate remained at 6.25% at each of these periods.

An expected rate of return of 7.75% and 8.00% was utilized at December 31, 2008 and September 30, 2007, respectively.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect future pension or other postretirement obligations and expense. Continued volatility in pension expense is expected as assumed investment returns vary from actual.

A 25 basis point decrease in the discount rate would increase annual pension expense by $312,000, while an increase in the discount rate would decrease annual pension expense by $128,000.

A 25 basis point decrease or increase in the expected return on assets would increase or decrease annual pension expense, respectively, by $223,000.

Operating Results

Table 1: Summary Income Statements

	Year Ended December 31,			Change

				2008/2007		2007/2006
(Dollars in thousands, except per share data)	2008	2007	2006	Amount	Percent	Amount	Percent

Net interest income	$190,116	175,037	$169,581	$15,079	9%	$5,456	3%
Provision for loan losses	13,400	4,900	500	8,500	173	4,400	880
Non-interest income	55,896	31,165	51,631	24,731	79	(20,466)	(40)
Operating expenses	166,384	159,923	144,717	6,461	4	15,206	11
Merger related charges	185	2,523	3,389	(2,338)	(93)	(866)	(26)
Income before income taxes	66,043	38,856	72,606	27,187	70	(33,750)	(46)
Income tax expense	20,747	15,063	23,769	5,684	38	(8,706)	(37)

Net income	$45,296	23,793	$48,837	$21,503	90%	$(25,044)	(51)%

Basic and diluted earnings per share	$0.45	0.23	$0.49

Earnings Summary

Comparison of 2008 and 2007
In a year that had unprecedented turmoil in the economy and financial markets, NewAlliance improved the core performance of the Company and was able to mitigate the steep declines in market interest rates with new growth and avoid vast losses in its loan and investment securities portfolios due to historically sound credit practices.

As shown in Table 1, net income was $45.3 million for the year ended December 31, 2008, an increase of $21.5 million from the year ended December 31, 2007. The largest single component for this year over year increase resulted from the securities restructuring in 2007 for which a net loss of $28.3 million ($18.4 million, net of tax) was recorded. This transaction is described in detail in the 2007/2006 comparison shown below.

Excluding the restructuring charge, net income increased $3.1 million from the prior year period. The primary driver of this year-over-year increase was the increase in net interest income of $15.1 million largely due to the reduction of deposit costs and organic growth in the loan portfolio, partially offset by declines in average loan yields and increased borrowings.

Mostly offsetting the increase in net interest income was an increase in the provision for loan losses of $8.5 million due to the increase in nonperforming loans and to reflect the rising risk inherent in the loan portfolio owing to the current economic environment, an increase in operating interest expenses of $6.5 million largely due to higher salaries and employee benefits expense including payment of an executive severance and higher bonus accruals as well as increased outside services expense for consulting. Income tax expense also increased, primarily attributable to higher pre-tax income.

Comparison of 2007 and 2006
Net income decreased $25.0 million, to $23.8 million for the year ended December 31, 2007, compared to $48.8 million for the comparative period in 2006. During the year ended December 31, 2007, NewAlliance sold approximately $759.0 million of available-for-sale securities and realized net losses totaling $28.3 million. The sale was undertaken to reduce the Company’s exposure to fixed rate assets as well as to increase the yield on the portfolio, thereby providing a prospective improvement in the net interest margin. NewAlliance replaced substantially all of the assets sold with higher yielding agency hybrid adjustable rate mortgage-backed securities and expects to recover the $28.3 million loss through higher earnings from July 2007 through the end of 2009. As a result of this restructuring, the Company reported significantly lower net income for the year ended December 31, 2007 as compared to the same period in 2006.

For the year ended December 31, 2007, operating expenses were higher than the year ended 2006 due mostly to increased salaries and employee benefits, occupancy expenses and amortization of identifiable intangible assets, primarily resulting from the Westbank and CIMI acquisitions. The provision for loan losses also increased in 2007 over 2006 as a result of growth in the loan portfolio, charge-offs incurred during the year and an increase in non-accrual loans.

Net interest income increased by $5.4 million for the year ended December 31, 2007 to $175.0 million, compared to $169.6 million for the year ended December 31, 2006. The increase was primarily due to growth in the loan portfolio as a result of the Westbank acquisition, residential loan purchases and originations. Net interest income for the year ended December 31, 2007 was hampered by the shape of the yield curve, declining spreads and a decline in net interest-earning assets due to acquisitions, share buybacks and dividends paid. The impact to the net interest margin was partially offset by the 58 basis point improvement in the average yield earned on investment securities due in part to the restructuring of the investment portfolio.

The decrease to income tax expense of $8.7 million was due to lower pretax earnings as a result of the $28.3 million loss incurred on the restructuring of the investment portfolio. This decrease was partially offset by a $3.6 million increase in the deferred tax asset valuation allowance related to the charitable contribution carryforward.

Average Balances, Interest and Average Yields/Cost
Table 2 below sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields or rates for the periods indicated. The average yields and costs are derived by dividing income or expenses by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are computed using daily balances. Yields and amounts earned include loan fees and fair value adjustments related to acquired loans. Loans held for sale and nonaccrual loans have been included in interest-earning assets for purposes of these computations. Interest on nonaccrual loans has been included only to the extent reflected in the Consolidated Statements of Income. Unrealized gain or losses on available-for-sale investment securities are excluded from average yield calculations.

Table 2: Average Balance Sheets for the Years Ended December 31, 2008, 2007 and 2006

	Twelve Months Ended December 31,

	2008			2007			2006

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,503,135	$138,005	5.51%	$2,303,785	$127,794	5.55%	$1,836,474	$98,116	5.34%
Commercial real estate	1,203,399	74,159	6.16	1,138,661	74,963	6.58	901,870	58,584	6.50
Commercial business	460,679	27,819	6.04	462,962	33,964	7.34	348,466	24,927	7.15
Consumer	710,132	38,984	5.49	665,433	43,802	6.58	570,595	36,752	6.44

Total loans	4,877,345	278,967	5.72	4,570,841	280,523	6.14	3,657,405	218,379	5.97
Fed funds sold and other short-term investments	46,211	1,209	2.62	59,340	3,172	5.35	66,776	3,351	5.02
Federal Home Loan Bank of Boston stock	118,985	4,526	3.80	105,838	6,777	6.40	82,822	4,341	5.24
Securities	2,238,586	114,471	5.11	2,321,527	112,808	4.86	2,429,113	104,961	4.32

Total securities, short-term investments
and federal home loan bank stock	2,403,782	120,206	5.00	2,486,705	122,757	4.94	2,578,711	112,653	4.37

Total interest-earning assets	7,281,127	$399,173	5.48%	7,057,546	$403,280	5.71%	6,236,116	$331,032	5.31%
Non-interest earning assets	929,355			909,901			754,739

Total assets	$8,210,482			$7,967,447			$6,990,855

Interest-bearing liabilities
Deposits
Money Markets	$420,972	$9,315	2.21%	$503,071	$16,979	3.38%	$555,127	$14,737	2.65%
NOW	368,277	1,368	0.37	407,835	4,466	1.10	352,786	2,160	0.61
Savings	1,257,542	29,047	2.31	893,562	17,545	1.96	782,582	7,868	1.01
Certificates	1,792,948	64,942	3.62	2,057,327	91,943	4.47	1,718,277	65,904	3.84

Total interest-bearing deposits	3,839,739	104,672	2.73	3,861,795	130,933	3.39	3,408,772	90,669	2.66
Repurchase agreements	183,650	4,021	2.19	205,055	7,580	3.70	166,557	5,400	3.24
FHLB advances and other borrowings	2,222,615	100,364	4.52	1,932,724	89,730	4.64	1,536,266	65,382	4.26

Total interest-bearing liabilities	6,246,004	209,057	3.35%	5,999,574	228,243	3.80%	5,111,595	161,451	3.16%
Non-interest-bearing demand deposits	484,090			492,658			470,919
Other non-interest-bearing liabilities	73,389			71,145			69,843

Total liabilities	6,803,483			6,563,377			5,652,357
Equity	1,406,999			1,404,070			1,338,498

Total liabilities and equity	$8,210,482			$7,967,447			$6,990,855

Net interest-earning assets	$1,035,123			$1,057,972			$1,124,521

Net interest income		$190,116			$175,037			$169,581

Interest rate spread			2.13%			1.91%			2.15%
Net interest margin (net interest income
as a percentage of total interest-earning assets			2.61%			2.48%			2.72%
Ratio of total interest-earning assets
to total interest-bearing liabilitites			116.57%			117.63%			122.00%

Net Interest Income Analysis
Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

During 2008, the yield curve returned to a more normal, upward-sloping shape. Since the beginning of the year, the Federal Reserve Board (“FRB”) lowered the target federal funds rate seven times, for a total decrease of 400 basis points (from 4.25% to between 0.00% and 0.25%). Decreases of 200 basis points and 25 basis points occurred during the first and second quarters of 2008, respectively, while the FRB left the overnight federal funds target rate unchanged at 2.00% for the quarter ending September 30, 2008. During the fourth quarter of 2008 the FRB reduced the target federal funds rate by 175 basis points.

Comparison of 2008 and 2007
As shown in Table 2, net interest income for the year ended December 31, 2008 was $190.1 million compared to $175.0 million for the twelve months ended December 31, 2007. The increase is due to a 13 basis point increase in the net interest margin to 2.61% at December 31, 2008 from 2.48% for the same period a year ago, primarily due to the significant reduction in costs associated with higher priced certificate of deposit accounts, growth in the loan portfolio and the investment portfolio restructuring in 2007, partially offset by the effect of the decline in yield on adjustable and variable rate commercial and consumer loans.

Interest income decreased $4.1 million from the year ended December 31, 2007 and was comprised of a $17.9 million decrease due to rate, offset by a $13.8 million increase due to volume. The decline due to rate was primarily caused by the significant rate cuts enacted by the FRB in 2008 as average yields earned on loans and short-term investments decreased 42 basis points and 273 basis points, respectively and the resulting decline in dividend yields on equity securities, mainly Federal Home Loan Bank of Boston stock. Loan yields have also been negatively impacted by an increase in nonperforming loans. Slightly offsetting these rate declines was an increase in the average yield earned on the securities portfolio as a result of the 2007 restructuring. Strong loan growth, however, made the most substantial difference in mitigating the effects of the rate cuts as average loan balances increased $306.5 million, or 6.7% from the prior year. Three of the four loan categories experienced increases in average balances, with the residential real estate loan portfolio as the main driver of the growth. The increase in average balances was due to increased loan originations as the Company, with ready liquidity and capital, was able to take advantage of the pricing opportunities in our lending area due to the sustained dislocations in the credit market. We expect this trend to continue in the near term, however, as other banks regain strength after receiving infusions of capital from the EESA and begin lending again, competition will likely increase.

The Federal Home Loan Bank of Boston issued a letter in December 2008 to member banks regarding its focus on preserving capital in response to ongoing market volatility. They have adopted a revised retained earnings target and quarterly dividend payout restrictions and expect that these actions will result in lower dividends until the target is achieved, though there can be no assurance of a specific dividend level. The Company is anticipating a decline in the dividend yield on its holdings of Federal Home Loan Bank of Boston stock in 2009.

For the year ended December 31, 2008 as compared to 2007, the Company experienced a significant reduction in its cost of funds in the amount of $19.2 million as a shift in the mix of interest-bearing liabilities reduced the average rate paid by 45 basis points and helped to improve the net interest spread by 22 basis points. The Company’s continuing strategy has been to bring down deposit costs while being mindful of competitor pricing and focusing on growth of core deposits. The shift was away from higher costing time deposits as well as from money market and NOW deposits and into savings deposits. The “free savings” product, with an attractive interest rate, has been very successful for the Company. Although the average rate paid on savings deposits increased by 35 basis points from the prior year, the average rate paid on all interest-bearing deposits declined a net 66 basis points. For the year ended December 31, 2008, total average interest-bearing deposits declined $22.1 million, however, average interest-bearing core deposits increased $242.3 million at a much lower rate. Partially offsetting the $26.3 million decline in deposit interest expense was an increase in expense on borrowings of $7.1 million, principally due to an increase of $289.9 million in the average balance of FHLB advances and other borrowings. FHLB advances were used to fund loan growth and to counter deposit outflows that occurred primarily in the first quarter of 2008.

Comparison of 2007 and 2006
Net interest income for the year ended December 31, 2007 was $175.0 million, an increase of $5.4 million from December 31, 2006. The year over year increase in net interest income was primarily due to growth in the loan portfolio, an improved asset/liability mix and an increase in investment interest income as a result of the investment portfolio restructuring. These increases during the year were somewhat masked by the slope of the yield curve, and the average rates paid, particularly on time deposits, due to intense deposit competition. Throughout 2007, the net interest margin was also compressed by a reduction in the profitability of new loans and deposits, as competitive pressures reduced the profit margin on new business. Both the net interest rate spread and the net interest margin declined 24 basis points to 1.91% and 2.48%, respectively from 2006 levels.

Interest and dividend income for the year ended December 31, 2007 was $403.3 million, compared to $331.0 million for the year ended December 31, 2006, an increase of $72.2 million, or 21.8%. The increase in interest income was primarily driven by loans due to an increase in the average balances of $913.8 million. While all loan categories experienced increases in average balances and average yields, the residential and commercial real estate loan portfolios were the drivers of growth. The increases in average balances are due to the acquisition of Westbank, the Company’s continued strategy of purchasing residential mortgages in the secondary market throughout most of 2007 and increased organic loan originations. The loan portfolio volume increase accounted for approximately $56.0 million of the increase in interest income. The remaining increase in interest income was primarily due to the higher yield earned on investment securities as a result of the restructuring of the available for sale portfolio.

The cost of funds for the year ended December 31, 2007 increased $66.8 million, or 41.4% to $228.2 million compared to the prior year period. The average rate on interest-bearing liabilities increased 64 basis points to 3.80% from 3.16%. The overall increase in interest expense was primarily due to increases in interest expense on time deposits and FHLB advances and other borrowings of $26.0 million and $24.3 million, respectively. The increase in interest expense on time deposits was due to a 63 basis point increase in the average rate on these deposits coupled with an average balance increase of $339.0 million. The time deposit balances acquired from Westbank were approximately $375.0 million. The 63 basis point increase in the average rate was due to market interest rate increases and the Company’s offering of promotional rates in a challenging market to customers who either had or established a checking relationship with the Bank. The increase in interest expense of $24.3 million on FHLB advances and other borrowings was predominately due to an increase in the average balance of $396.5 million. Borrowings were used to fund the Company’s organic loan growth, purchases of residential mortgages and investment securities and offset deposit outflow. There was also a 38 basis point increase in the average rate paid on these borrowings due to increases in market interest rates. Increasing market interest rates, balances acquired from Westbank and ongoing checking and savings promotions were the primary factors for the higher interest expense in the other deposit categories, but were partially offset by a decline in the average balances of money market deposits.

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

Table 3: Rate/Volume Analysis

	Twelve Months Ended			Twelve Months Ended
	December 31, 2008			December 31, 2007
	Compared to			Compared to
	Twelve Months Ended			Twelve Months Ended
	December 31, 2007			December 31, 2006

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$(783)	$10,994	$10,211	$3,877	$25,801	$29,678
Commercial real estate	(4,938)	4,134	(804)	799	15,580	16,379
Commercial business	(5,979)	(166)	(6,145)	652	8,385	9,037
Consumer	(7,619)	2,801	(4,818)	823	6,227	7,050

Total loans	(19,319)	17,763	(1,556)	6,151	55,993	62,144
Fed funds sold and other short-term investments	(1,369)	(594)	(1,963)	209	(388)	(179)
Federal Home Loan Bank stock	(3,013)	762	(2,251)	1,081	1,355	2,436
Securities	5,779	(4,116)	1,663	12,648	(4,801)	7,847

Total securities, short-term investments
and federal home loan bank stock	1,397	(3,948)	(2,551)	13,938	(3,834)	10,104

Total interest-earning assets	$(17,922)	$13,815	$(4,107)	$20,089	$52,159	$72,248

Interest-bearing liabilities
Deposits
Money market	$(5,200)	$(2,464)	$(7,664)	$3,720	$(1,478)	$2,242
NOW	(2,702)	(396)	(3,098)	1,925	381	2,306
Savings	3,479	8,023	11,502	8,424	1,253	9,677
Time	(16,091)	(10,910)	(27,001)	11,866	14,173	26,039

Total interest bearing deposits	(20,514)	(5,747)	(26,261)	25,935	14,329	40,264
Repurchase agreements	(2,834)	(725)	(3,559)	823	1,357	2,180
FHLB advances and other borrowings	(2,515)	13,149	10,634	6,341	18,007	24,348

Total interest-bearing liabilities	$(25,863)	$6,677	$(19,186)	$33,099	$33,693	$66,792

Increase in net interest income	$7,941	$7,138	$15,079	$(13,010)	$18,466	$5,456

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management recorded a provision for loan losses of $13.4 million for the year ended December 31, 2008. The primary factors that influenced management’s decision to record this provision was growth in the loan portfolio and increasing trends in a) delinquencies b) net charge-offs and c) nonperforming loans. Net charge-offs increased to $7.3 million for the year and non-performing loans increased $21.9 million. The increase in nonperforming loans was predominantly in the residential portfolio and in construction loans to commercial developers of residential condominiums due to the economic downturn and continued softening in the real estate market which has caused an increase in residential inventory levels and declines in home prices. Future provisions for loan losses may be deemed necessary if economic conditions do not improve or continue to deteriorate. A provision for loan losses of $4.9 million and $500,000 was recorded for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2008, the allowance for loan losses was $49.9 million, which represented 1.01% of total loans and 130.21% of nonperforming loans. In comparison, the allowance for loan losses was $43.8 million at December 31, 2007 representing 0.93% of total loans and 267.38% of nonperforming loans. See the “Asset Quality” and “Allowance for Loan Losses” sections located on pages 50-55 for further information regarding the Company’s credit quality.

Table 4: Non-Interest Income

	Year Ended December 31,			Change

				2008/2007		2007/2006
(Dollars in thousands)	2008	2007	2006	Amount	Percent	Amount	Percent

Depositor service charges	$27,180	$27,941	$25,674	$(761)	(3)%	$2,267	9%
Loan and servicing income	968	2,002	2,067	(1,034)	(52)	(65)	(3)
Trust fees	6,351	6,783	6,434	(432)	(6)	349	5
Investment management, brokerage
& insurance fees	7,893	6,811	5,375	1,082	16	1,436	27
Bank owned life insurance	4,937	6,375	4,014	(1,438)	(23)	2,361	59
Net gain (loss) on securities	1,843	(27,542)	82	29,385	107	(27,624)	(33,688)
Net gain on sale of loans	1,551	1,489	1,164	62	4	325	28
Other	5,173	7,306	6,821	(2,133)	(29)	485	7

Total non-interest income	$55,896	$31,165	$51,631	$24,731	79%	$(20,466)	(40)%

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

Comparison of 2008 and 2007
As displayed in Table 4, non-interest income increased $24.7 million to $55.9 million compared to $31.2 million for the year ended December 31, 2007. The increase in non-interest income was primarily attributable to the 2007 investment portfolio restructuring that resulted in a net loss recorded in 2007 of $28.3 million. Excluding the investment restructuring, non-interest income declined $3.5 million primarily due to decreases in depositor service charges, loan and servicing income, bank owned life insurance (“BOLI”) and other income, partially offset by increases in net gain/loss on securities and investment management, brokerage and insurance fees.

•
Depositor service charges decreased due to a decline in overdraft fees, point of sale fees and inactive and dormant account fees. The Company eliminated debit card point-of-sale, inactive and dormant account service charges during the first quarter of 2008 for promotional and competitive reasons, while overdraft fees declined due to volume. These decreases were partially offset by increased check card revenue resulting from expanded card usage due in part to a “rewards” program initiated in 2008, which offers cash rewards to customers who use their check card and an increase in merchant services income.

•
Loan and servicing income declined largely due to a write-down on the valuation of the bank’s mortgage servicing asset and the decrease in commercial real estate prepayment fees and letter of credit fees.

•
Investment management, brokerage and insurance fees increased mainly due to the sales of fixed annuity products resulting from a favorable rate environment for these products. An increase in the number of sales personnel and increased marketing efforts have contributed to the increased trading activity and the sales of investment products.

•	BOLI income decreased due to a decline in the average yield earned as a result of current market interest rates.

•
Net gain on securities increased $29.4 million primarily due to the restructuring in 2007 which resulted in a total charge of $28.3 million. Excluding the restructuring, net gain on securities increased $1.1 million due to gains recorded on the sale of mortgage-backed securities. These securities were sold at a premium and were sold in order to reduce prepayment and duration risk. Partially offsetting the gain on mortgage-backed securities were other-than-temporary impairment charges of $2.7 million and losses recorded on the sale of bank stocks in the second quarter of 2008. The impairment charges primarily relate to an investment in a trust preferred equity security issued by a regional bank in the amount of $1.6 million and for preferred equity securities is sued by Freddie Mac and Lehman Brothers in the amounts of $850,000 and $195,000, respectively, due to their sudden loss in market value.

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

See Note 5 of Notes to Consolidated Financial Statements for further information.

•
Other income decreased mainly as a result of a prior year net gain on limited partnerships which resulted from the sale of an underlying investment compared to a net loss on limited partnerships in the current year period and a decrease in amounts earned on the outstanding balances of bank checks processed by a third-party vendor due to the decline in market interest rates.

Comparison of 2007 and 2006
Non-interest income decreased $20.4 million to $31.2 million for the twelve months ended December 31, 2007 from $51.6 million for the twelve months ended December 31, 2006. The decrease in non-interest income was primarily attributable to the investment portfolio restructuring that resulted in a net loss of $28.3 million. See Note 5 of Notes to Consolidated Financial Statements for further information. Excluding the restructuring charges, non-interest income increased $7.9 million and was primarily due to increases in depositor service charges, bank owned life insurance, investment management, brokerage and insurance fees and net gain on securities.

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

•
BOLI increased due to having a full year of income generated from the purchase of $50.0 million of life insurance coverage during the third quarter of 2006,$9.5 million acquired from Westbank and an increase in the average yield earned.

•
The increase in investment management, brokerage & insurance fees was primarily due to the acquisition of CIMI, additional and more experienced financial advisors on staff and more favorable market conditions as compared to the prior year; which have all boosted trading activity and higher sales of investment and insurance products.

•
Excluding the securities restructuring, there were increased gains on securities as a result of gains on sales of: U.S. agency securities due to excess collateral; mortgage-backed securities for liquidity purposes; several utility stocks due to low dividend yields; and the call of trust preferred securities, partially offset by the loss on the sale of a bank stock as a result of the market downturn in the financial sector and a write-down on two perpetual preferred securities due to a determination that these securities were other than temporarily impaired.

Table 5: Non-Interest Expense

	Year Ended December 31,			Change

				2008/2007		2007/2006
(Dollars in thousands)	2008	2007	2006	Amount	Percent	Amount	Percent

Salaries and employee benefits	$91,687	$84,513	$79,060	$7,174	8%	$5,453	7%
Occupancy	18,091	17,338	13,947	753	4	3,391	24
Furniture and fixtures	6,550	6,874	6,453	(324)	(5)	421	7
Outside services	19,314	17,142	17,164	2,172	13	(22)	-
Advertising, public relations, and sponsorships	6,429	7,957	5,656	(1,528)	(19)	2,301	41
Amortization of identifiable intangible assets	9,456	11,682	9,391	(2,226)	(19)	2,291	24
Merger related charges	185	2,523	3,389	(2,338)	(93)	(866)	(26)
Other	14,857	14,417	13,046	440	3	1,371	11

Total non-interest expense	$166,569	$162,446	$148,106	$4,123	3%	$14,340	10%

Non-Interest Expense Analysis

Comparison of 2008 and 2007
As displayed in Table 5, non-interest expense increased $4.1 million to $166.6 million for the year ended December 31, 2008 from $162.4 million for the same period a year ago. The main drivers of the increase were salaries and employee benefits and outside services, partially offset by decreases in amortization of identifiable intangible assets, merger related charges, and advertising, public relations and sponsorships.

•
Salaries and employee benefits increased as a result of a) severance recorded in the first quarter of 2008 for an executive who is no longer with the Company b) increased employee incentive accruals, including incentive payouts due to the increased sales of investment products c) general merit increases d) a decrease in capitalized salaries primarily due to the decline in commercial loan originations and e) increased expense on the Company’s supplemental executive retirement plan compared to the twelve months ended December 31, 2007 due to changes in assumptions.

These increases were partially offset by a decrease in charges associated with the 2005 Long-Term Compensation Plan (“LTCP”) for executives that are no longer with the Company and a decrease in ESOP expense due to the decline in the Company’s average year-to-date stock price.

It is anticipated that the Company will have a decrease of approximately $3.7 million in stock option expense in 2009 as the majority of options granted to date became fully vested on December 31, 2008. However, under the terms of the LTCP, additional options are likely to be granted which would necessitate the continued expensing of options in future periods.

Also in 2009, the Company is anticipating an increase of approximately $1.4 million in pension benefit expense primarily due to the year-over-year decline of approximately $30.0 million in value of its pension assets and changes in assumptions.

•
Outside services increased due to consulting costs associated with the implementation of a performance optimization project in an effort to enhance the overall effectiveness and revenue performance of the Company. During 2008 consulting costs for this project were approximately $1.7 million, and expenses associated with this project are expected to continue in 2009, but at a lower level. Outside services also increased due to charges incurred for outsourcing general internal audit work, legal and consulting costs related to human resources, partially offset by a decline in data processing expenses.

•
Amortization of identifiable intangible assets decreased due to using an accelerated method of amortization for core deposit intangibles which results in a higher level of expense in earlier periods and amortization of non-compete agreements due to the expiration of all agreements in the third quarter of 2007.

•	Conversion and merger related charges decreased mainly due to charges for legal, consulting, advertising and data processing expense associated with the Westbank acquisition that occurred in 2007.

As part of the Emergency Economic Stabilization Act of 2008 signed into law on October 3, 2008, FDIC deposit insurance temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009. Beginning in January 2009, premiums due to the FDIC for deposit insurance will be increasing uniformly by seven basis points as a result of recent failed institutions which have resulted in losses to the FDIC deposit insurance fund and in anticipation of institutions failing in the future. For the first quarter of 2009, the assessment rate for the Bank has increased to twelve basis points, compared to five basis points in 2008. The assessment rate for the remainder of 2009 has not yet been finalized by the FDIC, however, the cost associated with the assessment rate increase is expected to have a significant impact on the Bank’s insurance premium expense. Also, negatively impacting the Bank’s insurance premium expense in 2009 is the exhaustion of its one-time credit established by the Federal Deposit Insurance Reform Act of 2005. This credit covered all of the Company’s 2007 FDIC assessment expense and 90% of its expense for the year ended December 31, 2008. The assessment credit was largely exhausted at year-end 2008.

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

Income Tax Expense
 Income tax expense for 2008, 2007 and 2006 was $20.7 million, $15.1 million and $23.8 million, respectively. The effective tax rates for the years ended 2008, 2007 and 2006 were 31.4%, 38.8% and 32.7% respectively. The change in the effective tax rate for the year ended December 31, 2008 in comparison to the year ended December 31, 2007 was primarily due to the $3.6 million increase in the valuation allowance required for the contribution carryforward in 2007 and the reduction of $991,000 of unrecognized tax benefits for tax positions of prior years resulting from the settlement of the IRS audit in the first quarter of 2008.

The change in the effective tax rate for the year ended December 31, 2007 in comparison to the year ended December 31, 2006 was primarily due to the $3.6 million increase in the valuation allowance required for the contribution carryforward offset partially by investments in bank owned life insurance made by the Company that produce tax exempt income.

NewAlliance continually monitors and evaluates the potential impact of current events and circumstances on the estimates used in the analysis of its income tax positions, and accordingly, NewAlliance’s effective tax rate may fluctuate in the future. NewAlliance evaluates its income tax positions based on tax laws and appropriate regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of NewAlliance’s tax returns and recent positions taken by the taxing authorities on similar transactions, if any. Accordingly, the results of these examinations may alter the timing or amount of taxable income or deductions taken by the Company.

Financial Condition, Liquidity and Capital Resources

Financial Condition Summary
From December 31, 2007 to December 31, 2008, total assets increased approximately $88.5 million mainly due to an increase in loans, partially offset by a decline in investment securities. Liabilities increased $114.4 million due mainly to increases in deposits. Stockholders’ equity decreased $25.9 million to $1.38 billion due primarily to treasury shares acquired, dividends declared and the decrease in accumulated other comprehensive income. Accumulated other comprehensive income declined primarily due to the SFAS No. 158 adjustment to recognize the year-over-year change in the funded position of the Company’s pension plans. These decreases to stockholders’ equity were partially offset by net income of $45.3 million earned for the twelve months ended December 31, 2008.

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

Table 6: Investment Securities
	December 31, 2008		December 31, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$596	$597	$1,092	$1,095	$8,801	$8,657
U.S. Government sponsored enterprise obligations	228,844	233,349	201,408	202,059	229,244	228,750
Corporate obligations	8,178	7,946	22,531	22,515	38,779	38,040
Other bonds and obligations	45,654	38,928	52,853	52,634	84,728	84,137
Marketable and trust preferred equity securities	66,747	50,399	86,543	83,466	90,106	90,505
Mortgage-backed securities	1,576,430	1,597,343	1,706,966	1,725,492	1,658,305	1,629,449

Total available for sale	1,926,449	1,928,562	2,071,393	2,087,261	2,109,963	2,079,538

Held to maturity
Mortgage-backed securities	299,222	308,016	282,887	286,968	301,642	302,614
Other bonds	10,560	10,746	7,585	7,577	5,805	5,708

Total held to maturity	309,782	318,762	290,472	294,545	307,447	308,322

Total securities	$2,236,231	$2,247,324	$2,361,865	$2,381,806	$2,417,410	$2,387,860

At December 31, 2008 the Company had total investments of $2.24 billion, or 27.0%, of total assets. This is a decrease of $139.4 million from $2.38 billion at December 31, 2007. The decrease was mainly the result of using cash flows from available-for-sale and held-to-maturity mortgage-backed securities primarily to fund loan growth, partially offset by purchases of mortgage-backed securities using funds borrowed from the Federal Home Loan Bank of Boston.

The available for sale and held to maturity securities portfolio are primarily composed of mortgage-backed securities. Mortgage-backed securities comprised 82.8% and 96.6% of the total available for sale and held to maturity securities portfolio, respectively, at year end 2008, the majority of which are issued by FNMA and FHLMC. The duration of the mortgage-backed securities portfolio was 1.55 years at December 31, 2008 compared to 1.92 years at December 31, 2007. The duration of the investment portfolio was 1.48 years at December 31, 2008 compared to 1.72 years at December 31, 2007.

The Company’s underlying investment strategy has been to purchase FNMA and FHLMC hybrid adjustable rate mortgage-backed securities, and seasoned 15 year Government Sponsored Enterprise (“GSE”) fixed rate mortgage-backed securities. The Company has focused on the purchases of these securities due to their attractive spreads versus funding costs and for their monthly cash flows that provide the Company with liquidity. This strategy is also supplemented with select purchases of bullet and callable agency securities. The average life for mortgage-backed securities, when purchased, would range between two and four years and the maturity dates for Agency obligations would range between one and five years.

SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2008, $1.93 billion, or 86.2% of the portfolio, was classified as available for sale and $309.8 million, or 13.8% of the portfolio was classified as held to maturity. The Company believes that the high concentration of securities available for sale allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objectives of optimizing profitability and mitigating interest rate risk. Securities available for sale are carried at estimated fair value. Additional information about fair value measurements can be found in Note 3 of Notes to Consolidated Financial Statements. Unrealized market valuation gains or losses on securities classified available for sale are recorded as a separate component of stockholders equity, net of deferred income taxes.

The net unrealized gain on securities classified as available for sale as of December 31, 2008 was $2.1 million compared to $15.9 million as of December 31, 2007. The decrease in the market value of securities available for sale was primarily due to declining values of trust preferred equity securities, privately issued mortgage-backed securities and other bonds and obligations which includes auction rate securities, mostly offset by gains in agency mortgage-backed securities. The changes in unrealized gains and losses on the investment portfolio are primarily due to credit spreads, liquidity and fluctuations in market interest rates during the period.

The Bank owns trust preferred securities with amortized cost of $47.7 million, of which $6.8 million are pooled trust preferred, with $4.8 million rated AAA and $2.0 million rated AA. The remaining $40.9 million are “individual names” with ratings of A- to AA-. The unrealized losses reported for trust preferred equity securities relate to the general widening of credit spreads for all non-government guaranteed asset classes and current market stress partially resulting from efforts by banks to raise capital. This has in turn inflated coupon rates on new issues of trust preferred equity securities versus lower rates on the Company’s portfolio of A- to AAA rated, non-perpetual seasoned issues of trust preferred equity securities. In accordance with the Company’s internal policies for review of other-than-temporary impairment, a detailed review of certain trust preferred equity securities was completed. This review included an analysis of collateral reports, stress default levels and financial ratios of the underlying issuers and concluded that there was no other-than-temporary impairment at the end of the period. All trust preferred equity securities carried below market value are current and no impairment of cash flows is anticipated.

The net unrealized gain on mortgage-backed securities is primarily from agency mortgage-backed securities issued by FNMA and FHLMC, partially offset by unrealized losses on mortgage-backed securities issued by private institutions primarily due to widening in non-agency mortgage spreads. In addition to the changes in market interest rates, the unrealized gain on agency mortgage-backed securities are also due in part to the program initiated by the Federal Reserve to purchase the direct obligations of housing-related GSE’s, Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, and mortgage-backed securities backed by Fannie Mae, Freddie Mac, and Ginnie Mae. The goal of these purchases is to drive down long-term fixed mortgage rates to stimulate the housing market as spreads on GSE debt and on GSE-issued mortgages had widened as benchmark treasury and London Interbank Offered Rate (“LIBOR”) rates declined.

The unrealized loss on mortgage-backed securities issued by private institutions is concentrated in four private-label mortgage-backed securities which are substantially paid down, well seasoned and of an earlier vintage that have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. None of the securities are backed by sub-prime mortgage loans, none have suffered losses and none are on the rating agencies’ watch list for a downgrade. These securities are all rated AAA, are still paying principal and interest and are expected to continue to pay their contractual cash flows. Management’s review of the above factors and issuer specific data concluded that these private-label mortgage-backed securities are not other-than-temporarily impaired.

The Company’s investment in corporate obligations consists of two securities. One has an amortized cost of $7.1 million, is rated AAA and is priced at 97.2%. The second security has an amortized cost of $1.0 million, is rated BBB+ and is priced at 97.1%. The unrealized loss reported for corporate obligations is due to changes in market interest rates subsequent to the time of purchase.

The unrealized loss on other bonds primarily relates to auction rate certificates. These certificates were issued by a Wall Street underwriting firm and are pools of government-guaranteed student loans that are issued by state student loan departments. In the first half of 2008, the auction process for auction rate certificates began to freeze resulting from the problems in the credit markets. The underwriter has entered into a settlement agreement with several state regulatory agencies, whereby they have agreed to repurchase these certificates from both their retail and institutional customers at par within an 18 month time frame beginning in 2009, however, there is no assurance that the settlement will ultimately be honored. These securities are currently rated AAA and are still paying and are expected to continue to pay their contractual cash flows. Unrealized losses in this category also relate to a position in a short-term adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products and are not due to customer redemptions, forced selling or losses taken on investments. The fund carries a weighted average underlying investment credit rating of AA+ and it continues to pay monthly dividends.

During 2008, management determined that the following four investments had other-than-temporary impairment for which charges were recorded:

•
A security in a regional bank - $1.6 million. This trust preferred equity security was deemed to be other-than-temporarily impaired as a result of the combined factors of percentage and length of time that the security had been below book value and because the Company does not expect the financial position of the bank or the current price of the security to improve meaningfully over the near term and the price of the issue implies market participants view enhanced risk in the timely receipt of all cash flows. The Company’s remaining cost position in this security at December 31, 2008 was $3.1 million.

•
Freddie Mac - $850,000. As of result of actions taken on September 7, 2008 by the United States Treasury Department and the Federal Housing Finance Agency with respect to placing the Freddie Mac into conservatorship, the Company’s 25,000 shares of Freddie Mac Series F perpetual preferred stock were deemed to be other-than-temporarily impaired and written down to $0.01/share.

•
Lehman Brothers - $195,000. Upon Lehman Brothers September 15, 2008 announcement declaring Chapter 11 bankruptcy, the Company recognized an other-than-temporary impairment charge on its holding of 5,000 shares of Series C perpetual preferred stock, writing it down to $0.01/share.

•
A security in a financial institution - $8,000. This equity security was deemed to be other-than-temporarily impaired as a result of the combined factors of percentage and length of time that the security has been below book value and because the Company does not expect the current price of the security to improve meaningfully over the near term.

Management analyzed all investments with unrealized losses and at December 31, 2008, determined that none of these investments had other-than-temporary impairment. This review entails an analysis of issuer specific data such as cash flows and credit quality, broad market details and the percentage and length of time by which as issue is below book value. The Company has the ability and intent to hold all of these securities for the time necessary to recover the unrealized losses, which may be until maturity, and timely receipt of all cash flows due is anticipated. The investment portfolio consists of approximately 98.0% of a) mortgage-backed securities that are issued by FNMA, FHLMC and AAA rated securities issued by private institutions b) U.S. Treasury obligations and c) U.S. Agency securities. The investment portfolio does not have direct exposure to sub-prime lending, does not include collateralized debt obligations or structured investment vehicles. The Company does not own or plan on investing in securities backed by sub-prime mortgage collateral.

The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of the Company’s investment portfolio as of December 31, 2008. In the case of mortgage-backed securities and asset-backed securities, the table shows the securities by their contractual maturities; however, there are scheduled principal payments and there will be unscheduled prepayments prior to their contractual maturity. Income on obligations of states and political subdivisions are taxable and no yield adjustment for dividend receivable deduction is made because it is not material.

Table 7: Investment Maturities Schedule

			Over one year		Over five years
	One year or less		through five years		through ten years		Over ten years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	average	Amortized	average	Amortized	average	Amortized	average	Amortized	average
(Dollars in thousands)	cost	yield	cost	yield	cost	yield	cost	yield	cost	yield

Available for sale
U.S. Treasury obligations	$596	2.09%	$-	-%	$-	-%	$-	-%	$596	2.09%
U.S. Government sponsored enterprise obligations	97,433	2.76	126,051	3.19	1,570	2.20	3,790	1.99	228,844	2.98
Corporate obligations	-	-	1,032	4.35	7,146	5.20	-	-	8,178	5.09
Other bonds and obligations	2,135	3.57	31,670	2.04	2,957	5.69	8,892	3.67	45,654	2.67
Marketable and trust preferred equity securities	18,000	2.10	-	-	-	-	48,747	4.07	66,747	3.54
Mortgage-backed securities	-	-	90	4.65	-	-	1,576,340	5.27	1,576,430	5.27

Total available for sale	118,164	2.67	158,843	2.97	11,673	4.92	1,637,769	5.22	1,926,449	4.87

Held to maturity
Mortgage-backed securities	-	-	-	-	82,831	5.64	216,391	5.12	299,222	5.26
Other bonds	1,870	4.50	7,120	4.76	1,070	5.42	500	5.13	10,560	4.80

Total held to maturity	1,870	-	7,120	-	83,901	5.64	216,891	5.12	309,782	5.25

Total securities	$120,034	2.70%	$165,963	3.05%	$95,574	5.55%	$1,854,660	5.21%	$2,236,231	4.93%

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

The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:

Table 8: Loan Portfolio Analysis

	December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004

		Percent		Percent		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Residential real estate	$2,524,638	50.9%	$2,360,921	49.9%	$1,916,551	50.1%	$1,638,409	50.0%	$1,559,693	49.6%
Residential real estate construction	21,380	0.4	29,023	0.6	8,097	0.2	12,118	0.4	16,353	0.5

Total residential real estate	2,546,018	51.3	2,389,944	50.5	1,924,648	50.3	1,650,527	50.4	1,576,046	50.1

Commercial real estate	1,077,200	21.7	947,185	20.1	785,811	20.6	670,719	20.5	639,976	20.3
Commercial real estate construction	143,610	2.9	247,428	5.2	174,813	4.6	97,863	3.0	91,333	2.9

Total commercial real estate	1,220,810	24.6	1,194,613	25.3	960,624	25.1	768,582	23.5	731,309	23.2

Commercial business	458,952	9.2	457,745	9.7	350,507	9.2	314,562	9.6	325,835	10.4

Home equity and equity lines of credit	714,444	14.4	652,107	13.8	570,493	14.9	520,290	15.9	475,051	15.1
Other consumer	22,561	0.5	33,560	0.7	16,604	0.4	22,745	0.7	36,416	1.2

Total consumer loans	737,005	14.9	685,667	14.5	587,097	15.4	543,035	16.6	511,467	16.3

Total loans	4,962,785	100.0%	4,727,969	100.0%	3,822,876	100.0%	3,276,706	100.0%	3,144,657	100.0%

Allowance for loan losses	(49,911)		(43,813)		(37,408)		(35,552)		(36,163)

Loans, net	$4,912,874		$4,684,156		$3,785,468		$3,241,154		$3,108,494

As shown in Table 8, total loans were $4.96 billion at December 31, 2008, up $234.8 million, or 5.0% from year-end 2007. The Company experienced increases in most major categories due to organic growth.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of December 31, 2008, comprising over fifty percent of total loans. The increase of $156.1 million was due to organic loan growth of adjustable-rate mortgages and jumbo loans. With competition somewhat diminished due to liquidity and credit problems for many other lenders, NewAlliance has been able to capture and grow this market segment. The purchased portfolio, which is made up of prime loans individually underwritten by the Company to our underwriting criteria, includes adjustable-rate and 10 and 15 year fixed-rate residential real estate loans with property locations throughout the United States with no significant exposure in any particular state. The purchased portfolio has an outstanding loan balance of $720.1 million with the largest concentration in Connecticut and Massachusetts totaling approximately $125.8 million, followed by California and New York which each make up approximately 13% of the purchased balance. Mid-way through 2007, the mortgage market began experiencing extreme volatility and unusual pricing due to lower liquidity which led the Company to temporarily discontinue its purchased loan program. The Company resumed this program in January 2008, but through year end, the level of purchases were approximately 6% of the prior years, due to tightening of the credit markets and NewAlliance’s ensuing tightening of underwriting guidelines as a condition of resuming the program. The Company compensated for this decrease in purchased mortgages by originating a record $652.6 million in residential mortgage loans.

Commercial real estate and commercial business loans increased $27.4 million from December 31, 2007 to December 31, 2008. The increase was attributable to organic growth and a shift from the commercial construction category due to loans completing the construction phase and converting to fully amortizing commercial mortgage loans. The commercial construction portfolio of $143.6 million includes approximately $47.7 million of loans to commercial borrowers for residential housing development $20.6 million of which are for condominium projects. Since year-end 2007, the segment related to residential development, has experienced an increase in charge-offs, delinquencies and adversely classified loans which has impacted the current year’s loan loss provision and accounted for $4.2 million, or 57.7% of the Company’s total net charge-offs for the year ended December 31, 2008. See the “Allowance for Loan Losses” section located on page 53, and “Asset Quality” section located on page 50 for further information concerning the allowance for loan losses. The Company is decreasing its exposure to this type of lending by limiting originations and through negotiated settlements on nonperforming loans. As of December 31, 2008, commercial construction loans for residential housing development decreased $18.5 million to $47.7 million compared to $66.1 million at December 31, 2007.

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

Home equity loans and lines of credit increased $62.3 million from December 31, 2007 to December 31, 2008. These products were promoted by the Company through competitive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as a higher yielding alternative to first mortgage loans. Loan growth has been from organic originations in the Company’s market area, none of which is sub-prime.

Selected Loan Maturities
The following table shows the contractual maturity of the Company’s construction and commercial business loan portfolios at December 31, 2008.

Table 9: Contractual Maturities and Interest Rate Sensitivity of Selected Loan Categories

	Real Estate	Commercial
(In thousands)	Construction	Business	Total

Amounts due
One year or less	$134,099	$176,418	$310,517
Over one year through five years	30,891	163,374	194,265
Over five years	-	119,160	119,160

Total	$164,990	$458,952	$623,942

Interest rate terms on amounts due after one year
Fixed	$10,998	$157,732	$168,730
Adjustable	19,893	124,802	144,695

Total	$30,891	$282,534	$313,425

Asset Quality
Loans are placed on nonaccrual if collection of principal or interest in full is in doubt, if the loan has been restructured, or if any payment of principal or interest is past due 90 days or more. A loan may be returned to accrual status if it has demonstrated sustained contractual performance or if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period. For the years ended December 31, 2008, 2007 and 2006 had interest been accrued at contractual rates on nonaccrual and renegotiated loans, interest income would have increased by approximately $1.6 million, $1.1 million and $612,000, respectively.

The three loan portfolio segments that we consider as having the highest risk, and were also the main drivers of provision and net charge-off numbers, are construction loans to commercial developers for residential development, and a segment of our residential real estate and home equity loan portfolios. The Company has a balance of $47.7 million of commercial construction loans for residential development. This segment has total delinquencies of $10.2 million, all of which are in the over 90 day category. All of these loans are collateralized, and carry a specific reserve of $1.7 million. Within the residential and home equity portfolios, we have a watch list of approximately $90.0 million that is being closely monitored due to a drop in credit score of 20 points or more and a score that falls below 660. $4.6 million or 5.1% of those loans are over 90 days delinquent. At December 31, 2008, total delinquencies for residential real estate and home equity loans were $29.7 million, which includes $13.9 million in the over 90 day category.

The Company updates its FICO scores at least twice a year. The residential real estate loan portfolio has a current weighted average FICO score of 747 using the most recent score. The portfolio of home equity lines and loans has a current weighted average FICO score of 748. The Company currently monitors three Loan to Value (“LTV”) ratios as defined below.

(1)	The original LTV (defined as original balance / original value);
(2)	The current balance LTV (defined as current balance / original value); and
(3)	The estimated current LTV (defined as current balance / estimated current value).

The estimated current LTV is determined using several methods including the Case-Schiller composite home price index, the National Association of Realtors quarterly report on MSA-level house price averages, and an automated valuation random sampling across vintages and regions. The residential real estate loan portfolio and the portfolio of home equity lines and loans have an estimated current LTV of just under 50%. Original LTV ratios for residential real estate loans and home equity lines and loans were 56% and 51%, respectively. Updated appraisals are generally obtained at 90 days past due or at any point management determines that full repayment of the loan is unlikely.

The following table sets forth information regarding nonaccrual loans, restructured loans and other real estate owned:

Table 10: Nonperforming Assets

	At December 31,

(Dollars in thousands)	2008	2007	2006	2005	2004

Nonaccruing loans (1)
Real estate loans
Residential	$12,634	$4,837	$1,716	$1,808	$1,473
Commercial real estate	8,201	3,414	2,815	2,059	3,659
Commercial construction	10,234	2,382	4,091	830	609

Total real estate loans	31,069	10,633	8,622	4,697	5,741

Commercial business	5,863	4,912	3,337	2,446	4,079

Consumer loans
Home equity and equity lines of credit	1,304	606	467	29	196
Other consumer	95	235	42	219	217

Total consumer	1,399	841	509	248	413

Total nonaccruing loans	38,331	16,386	12,468	7,391	10,233
Real estate owned	2,023	897	-	-	-

Total nonperforming assets	$40,354	$17,283	$12,468	$7,391	$10,233

Allowance for loan losses as a percent of total loans (2)	1.01%	0.93%	0.98%	1.08%	1.15%
Allowance for loan losses as a percent of nonperforming loans	130.21%	267.38%	300.03%	481.02%	353.40%
Nonperforming loans as a percent of total loans (2)	0.77%	0.35%	0.33%	0.23%	0.33%
Nonperforming assets as a percent of total assets	0.49%	0.21%	0.17%	0.11%	0.16%

(1)	Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and net unamortized premium on acquired loans.

As displayed in Table 10, nonperforming assets at December 31, 2008 increased to $40.4 million compared to $17.3 million at December 31, 2007. The increase is mostly due to loans for residential housing development and commercial and residential real estate, largely as a result of the current economic conditions. The increase of $7.8 million in the residential real estate portfolio was due to a relatively few number of residential mortgage loans, of which four have principal balances between $400,000 and $625,000, and the rest were below $400,000. There are a total of 63 loans included in the $12.6 million in nonperforming residential loans, of which approximately $6.0 million are in the purchased loan portfolio with no specific concentration in any particular state. The increase in residential non-performing loans was primarily due to elevated residential inventory levels, declines in the median sales price of residential homes and a general worsening of the economy.

Non-performing loans in the commercial construction portfolio increased $7.9 million, primarily related to four relationships, which totaled $8.9 million as of December 31, 2008 and are to residential home developers for condominium projects. Similar to the residential real estate portfolio, high inventory and few sales are the primary reasons for the problems in this portfolio. The $4.8 million increase in the non-performing commercial real estate portfolio primarily relates to two loans secured by retail and warehouse space due to the inability of the borrowers to properly service their debt requirements of these projects. The Company closely monitors its real estate portfolios which will likely continue to be negatively impacted by the current softening in the real estate market and the decline in real estate values.

Nonperforming loans are closely monitored on an ongoing basis as part of the Company’s loan review and work-out process. The potential risk of loss on these loans is monitored through an evaluation and measurement of the fair value of the underlying collateral, the observable market price, or the present value of the expected future cash flows. Management uses this information to determine the appropriate loss amount to charge-off, if any.

Nonperforming loans as a percent of total loans outstanding continue to remain at relatively low levels and at December 31, 2008 were 0.77%, compared to 0.35% at December 31, 2007. The allowance for loan losses to nonperforming loans ratio, a general measure of coverage adequacy, was 130.21% at December 31, 2008, less than the ratio of 267.38% at year-end 2007 due primarily to the increase in non-performing loans of $21.9 million, or 133.9%. The allowance for loan losses to total loans was 1.01% at the end of the December 31, 2008 as compared with 0.93% at year-end 2007.

The following tables set forth delinquencies for 30–89 days and 90 days or more in the Company’s loan portfolio as of the dates indicated:

Table 11: Selected Loan Delinquencies

	At December 31,

	2008		2007		2006

	30-89 Days		30-89 Days		30-89 Days

	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
(Dollars in thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans

Real estate loans
Residential	70	$12,913	55	$6,837	29	$3,713
Commercial	7	2,993	11	2,406	5	587
Commercial construction	-	-	-	-	3	1,750

Total real estate loans	77	15,906	66	9,243	37	6,050

Commercial business	32	3,203	38	1,448	34	1,334

Consumer
Home equity	49	2,885	32	2,160	24	1,396
Other consumer	61	489	92	578	57	337

Total consumer	110	3,374	124	2,738	81	1,733

Total	219	$22,483	228	$13,429	152	$9,117

Delinquent loans to total loans		0.45%		0.28%		0.24%

	At December 31,

	2008		2007		2006

	90 Days or More		90 Days or More		90 Days or More

	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
(Dollars in thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans

Real estate loans
Residential	63	$12,634	30	$4,837	17	$1,716
Commercial	7	8,201	9	3,414	2	2,815
Commercial construction	10	10,234	3	2,382	6	4,091

Total real estate loans	80	31,069	42	10,633	25	8,622

Commercial business	46	5,863	46	4,912	22	3,337

Consumer
Home equity	22	1,304	8	606	4	467
Other consumer	20	95	33	235	8	42

Total consumer	42	1,399	41	841	12	509

Total	168	$38,331	129	$16,386	59	$12,468

Delinquent loans to total loans		0.77%		0.35%		0.33%

Other Real Estate Owned
The Company classifies property acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure as other real estate owned in its financial statements. When a property is placed in other real estate owned, the excess of the loan balance over the estimated fair market value of the collateral, based on a recent appraisal, is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less the estimated costs to sell the property. Management inspects all other real estate owned properties periodically. Subsequent writedowns in the carrying value of other real estate owned are charged to expense if the carrying value exceeds the estimated fair value. At December 31, 2008, the Company had $2.0 million in other real estate owned. Due to current market conditions the Company does expect foreclosure activity to increase in 2009, but remain manageable.

Classification of Assets and Loan Review
An internal risk rating system is used to monitor and evaluate the credit risk inherent in the commercial, commercial real estate and commercial construction loan portfolios. Under our internal risk rating system, we currently identify criticized loans as “special mention,” “substandard,” “doubtful” or “loss”. On a quarterly basis, a Criticized Asset Committee composed of the Chief Credit

Officer, Executive Vice President of Business Banking and other senior officers meet to review Criticized Asset Reports on commercial, commercial real estate and commercial construction loans that are risk rated special mention, substandard, or doubtful. The reports and the committee focus on the current status, strategy, financial data, and appropriate risk rating of the criticized loan. The internal risk ratings are subject to change based on the committee’s review and approval. In addition to the internal review, and at least annually, the Bank outsources to a third party to conduct a review of the commercial, commercial real estate and commercial construction loan portfolios. The primary purpose of the third party review is to evaluate the loan portfolio with respect to the risk rating profiles. Differences between the third party review and the internal risk ratings are discussed and rating classifications are adjusted accordingly.

At December 31, 2008, loans classified as substandard (both accruing and nonaccruing) totaled $52.7 million, and consisted of $18.8 million in commercial real estate loans, $21.2 million in construction lines and $12.7 million in commercial loans. Included in loans classified as substandard are $22.9 million of loans that are considered impaired and carry a specific reserve of $3.1 million. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Special mention loans totaled $93.4 million, and consisted of $61.6 million of commercial real estate loans, $4.9 million in construction lines and $26.9 million of commercial loans. There were no loans classified as doubtful at December 31, 2008.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Table 12: Schedule of Allowance for Loan Losses

	At or For the Year Ended December 31,

(Dollars in thousands)	2008	2007	2006	2005	2004

Balance at beginning of period	$43,813	$37,408	$35,552	$36,163	$17,669
Net allowances gained through acquisition	-	3,894	2,224	-	21,498
Provisions charged to operations	13,400	4,900	500	400	600
Charge-offs
Residential and commercial mortgage loans	1,537	887	345	12	161
Commercial construction	4,213	285	64	-	-
Commercial business loans	1,973	2,267	2,552	3,347	4,705
Consumer loans	1,090	786	481	286	346

Total charge-offs	8,813	4,225	3,442	3,645	5,212

Recoveries
Residential and commercial mortgage loans	288	631	225	490	650
Commerical construction	-	11	250	-	-
Commercial business loans	1,090	948	1,975	1,987	784
Consumer loans	133	246	124	157	174

Total recoveries	1,511	1,836	2,574	2,634	1,608

Net charge-offs	7,302	2,389	868	1,011	3,604

Balance at end of period	$49,911	$43,813	$37,408	$35,552	$36,163

Ratios
Net loan charge-offs to average interest-earning loans	0.15%	0.05%	0.02%	0.03%	0.13%
Allowance for loan losses to total loans	1.01	0.93	0.98	1.08	1.15
Allowance for loan losses to nonperforming loans	130.21	267.38	300.03	481.02	353.40
Net loans charged-off to allowance for loan losses	14.63	5.45	2.32	2.84	9.97
Recoveries to charge-offs	17.15	43.46	74.78	72.26	30.85

As displayed in Table 12, net charge-offs of $7.3 million were recorded for the year ended December 31, 2008 and were predominantly attributable to write-downs totaling $4.2 million on three construction loan relationships with residential home developers for condominium developments and a commercial mortgage relationship for a retail/office facility. As a result of the net charge-offs, an increase of nonaccrual loans, the periodic re-rating of loans, an increase in criticized and adversely classified loans, and the overall growth in the portfolio, a provision for loan losses of $13.4 million was recorded for the year ended December 31, 2008. This compares to net charge-offs of $2.4 million and a provision of $4.9 million for the year ended December 31, 2007. Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators. The Company had an allowance of $49.9 million and $43.8 million at December 31, 2008 and December 31, 2007, respectively.

The following table sets forth the Company’s percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated:

Table 13: Allocation of Allowance for Loan Losses

	At December 31,

	2008		2007		2006		2005		2004

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Residential real estate	$8,844	51.30%	$7,018	50.55%	$5,244	50.34%	$6,177	50.37%	$5,881	50.12%
Commercial real estate	12,929	21.71	9,789	20.03	8,377	20.56	6,941	20.47	7,660	20.35
Commercial construction	5,983	2.89	6,482	5.24	3,901	4.57	2,000	2.99	1,913	2.90
Commercial business	14,076	9.25	13,395	9.68	13,594	9.17	13,782	9.60	14,872	10.36
Consumer	6,328	14.85	5,926	14.50	5,021	15.36	4,320	16.57	4,208	16.27
Unallocated	1,751	-	1,202	-	1,271	-	2,332	-	1,629	-

Total allowance for loan losses	$49,911	100.00%	$43,812	100.00%	$37,408	100.00%	$35,552	100.00%	$36,163	100.00%

The allowance for loan losses and the provision are determined based upon a detailed evaluation of the portfolio and sub-portfolios through a process which considers numerous factors, including levels and direction of delinquencies, nonperforming loans, risk ratings, estimated credit losses using both internal and external portfolio reviews, current economic and market conditions, concentrations, industry data, peer comparisons, portfolio volume and mix, changes in underwriting, experience of staff, and historical loss rates over the business cycle. The portfolios are further segregated into pools of loans that have similar loan product type and risk rating characteristics. The data is then analyzed and estimates of losses inherent in the portfolio are determined using formula allowances for homogeneous pools of loans and criticized loans, and specific reserve requirements for impaired loans.

Management follows a guiding principle that the level of the allowance for loan losses should be directionally consistent with asset quality indicators. In establishing an acceptable range of losses for the total portfolio, the Bank uses the weighted average of the individual loan portfolios based on a high and low range of losses and a historical net loss analysis dating back to the early 1990’s. This analysis produced an allowance for loan loss ratio at a low range of 0.55% and a high range of 1.21%, therefore, the reserve coverage to total loans of 1.01% is well within the range and, in management’s opinion, at an acceptable level. The unallocated reserve increased slightly to $1.8 million, or 3.5% of the total reserve, for inherent losses, yet unidentified due to the deteriorating conditions in the economy. The 3.5% is on the high side of management’s established range of 1% to 5%, which is appropriate based on the current economic environment. The provision and allowance for loan losses are then reviewed and approved by the Company’s Board of Directors on a quarterly basis.

Goodwill and Intangible Assets
At December 31, 2008, the Company had intangible assets of $571.0 million, a decrease of $13.5 million, or 2.3%, from $584.5 million at December 31, 2007. The decrease is due to year-to-date amortization expense for core deposit and customer relationships as well as for the reduction of unrecognized tax benefits for tax positions taken in prior years related to acquisitions. In accordance with SFAS No. 141 “Business Combinations,” the assets acquired and liabilities assumed are recorded based on their fair values on the acquisition date.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value an impairment charge is recorded to income.

Goodwill is not amortized, but instead is reviewed for impairment on an annual basis and more frequently if circumstances exist that indicate a possible reduction in the fair value of the business below its carrying value. Circumstances such as adverse changes in legal factors or in the business climate, adverse actions by a regulator, unanticipated competition, the loss of key employees, or similar events may indicate that the fair value of a reporting unit is less than its carrying amount. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit.

The Company performed its annual test for goodwill impairment during the first quarter of 2008 and an impairment charge was not deemed necessary. No events or circumstances subsequent to those evaluations through year end indicate that the carrying value of the Company’s goodwill may not be recoverable, including the adverse changes in the banking and finance industries throughout 2008. Given the problems the economy has experienced over the past year the Company’s stock price has fluctuated from a low of $10.34 per share to a high of $16.00 per share. The Company has not experienced the depth of problems that other financial institutions are facing related to (a) the deterioration in the real estate market due to its historically sound credit practices and no direct lending or investing in sub-prime mortgage loans and (b) other than temporary impairment issues on investment securities which has been minimal and (c) the Company’s earnings have not deteriorated. At December 31, 2008, the Company’s market value was $13.17 per share, compared to a book value of $12.90 per share.

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

Table 14: Deposits

	December 31,

(In thousands)	2008	2007	Change

Savings	$1,463,341	$941,051	$522,290
Money market	346,522	492,042	(145,520)
NOW	368,730	401,097	(32,367)
Demand	494,978	477,408	17,570
Time	1,774,259	2,062,067	(287,808)

Total deposits	$4,447,830	$4,373,665	$74,165

As displayed in Table 14, deposits increased $74.2 million compared to December 31, 2007. The Company’s strategy was to reduce rates paid on interest-bearing deposits, particularly on time deposits, in order to stabilize the net interest margin and to grow core deposits. The strategy helped to increase our net interest margin by 13 basis points from December 31, 2007. During the first quarter of the year, deposit outflows occurred due to the reduction in the average rate paid on deposits. Many of our peers did not reduce their rates as quickly; therefore, a portion of maturing time deposits was lost to competitors. However, through continued targeted product promotions, the Company was able to increase core deposits by approximately $362.0 million, which more than offset the decrease in time deposits during the year. As a result of these promotions the Company was able to attract both new retail and business customers and opened approximately 26,000 checking accounts and 30,000 savings accounts throughout 2008. In addition, some time deposit customers shifted their maturing certificates of deposit into the free savings product to take advantage of a higher rate and the liquidity that the product offers compared to certificates of deposit. The Company plans on continuing this strategy and to further reduce deposit costs in the coming year.

The Company had $563.0 million in time deposits of $100,000 or more outstanding as of December 31, 2008, maturing as follows:

Table 15: Time Deposit Maturities of $100,000 or more

		Weighted
		average
(Dollars in thousands)	Amount	rate

Three months or less	$112,799	2.79%
Over three months through six months	289,620	3.44
Over six months through twelve months	125,651	3.91
Over twelve months	34,892	4.43

Total time deposits $100,000 or more	$562,962	3.46%

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

The Company is a member of the Federal Home Loan Bank of Boston which is part of the Federal Home Loan Bank System. Members are required to own capital stock in the FHLB and borrowings are collateralized by certain home mortgages or securities of the U.S. Government and its agencies. The maximum amount of credit which the FHLB will extend varies from time to time depending on their policies. The Company’s borrowing capacity at the FHLB Boston is determined by the amount of FHLB Boston capital stock owned by the Company and the amount of loan and investment assets pledged to the FHLB Boston by the Company as collateral.

The following table summarizes the Company’s recorded borrowings at December 31, 2008.

Table 16: Borrowings

	December 31,

(In thousands)	2008	2007	Change

FHLB advances (1)	$2,190,914	$2,136,965	$53,949
Repurchase agreements	159,530	192,145	(32,615)
Mortgage loans payable	1,317	1,459	(142)
Junior subordinated debentures issued to affiliated trusts (2)	24,735	24,935	(200)

Total borrowings	$2,376,496	$2,355,504	$20,992

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $5.8 million and $9.6 million at December 31, 2008 and 2007, respectively.
(2)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141,“Business Combinations,” of $100,000 and $300,000 at December 31, 2008 and 2007, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Table 16 above summarizes the Company’s recorded borrowings of $2.38 billion at December 31, 2008, an increase of $21.0 million, from the balance recorded at December 31, 2007, mainly in FHLB advances. This increase in FHLB advances was primarily due to funding loan growth and to offset deposit outflows which occurred predominantly during the first quarter, while managing interest rate risk and liquidity. At December 31, 2008, all of the Company’s outstanding FHLB advances were at fixed rates. The decrease of $32.6 million in repurchase agreements is primarily due to a decline in commercial customer repurchase agreements which fluctuate based on the operating needs of the customers.

Stockholders’ Equity
Total stockholders’ equity equaled $1.38 billion at December 31, 2008, $25.9 million lower than the balance at December 31, 2007. The decrease was primarily due to $27.9 million payment of cash dividends declared on our common stock during the year ended December 31, 2008, treasury shares acquired for $22.0 million representing 1.8 million shares of our common stock, a decline in the fair market value of available for sale investment securities of $9.6 million, net of tax and a decrease of $24.3 million, net of tax for the SFAS No. 158 adjustment to recognize the year-over-year change in the funded position of the Company’s pension plans. These decreases were partially offset by current year earnings of $45.3 million and stock option and restricted stock expense of $11.2 million. Dividends declared in 2008 were $0.275 per share compared to $0.255 per share for the year ended December 31, 2007. Book value per share amounted to $12.90 and $12.93 at December 31, 2008 and 2007, respectively. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Resources” below.

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

The Company has expanded its use of borrowings from the Federal Home Loan Bank to fund loan growth while managing interest rate risk and liquidity. At December 31, 2008, total borrowings from the Federal Home Loan Bank amounted to $2.19 billion, exclusive of $5.8 million in purchase accounting adjustments, and the Company had the immediate capacity to increase that total to $2.50 billion. Additional borrowing capacity of approximately $749.6 million would be readily available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market or the Federal Reserve Bank’s discount window. At December 31, 2008 the Company’s repurchase agreement lines of credit totaled $125.0 million, $100.0 million of which was available on that date. The Company had available borrowing capacity at the discount window in the amount of $112.4 million.

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

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At December 31, 2008, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $332.3 million, or 4.0% of total assets.

NewAlliance’s main source of liquidity at the parent company level is dividends from NewAlliance Bank. The main uses of liquidity are payments of dividends to common stockholders, repurchase of NewAlliance’s common stock, the payment of principal and interest to holders of trust preferred securities, and help fund acquisitions. There are certain restrictions on the payment of dividends. See Note 16 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information on dividend restrictions.

Management believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker dealers, provide for sufficient liquidity to meet its operating needs. If unforeseen market conditions or counterparty risk placed limitations on our ability to borrow from either the Federal Home Loan Bank or the repurchase market, the Company would be able to utilize the Federal Reserve Bank’s discount window to obtain funds.

At December 31, 2008, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $807.4 million. Commitments generally have fixed expiration dates or other termination clauses, therefore, total commitment amounts do not necessarily represent future cash requirements. Management anticipates that it will have sufficient funds available to meet its current loan commitments and contractual obligations. Time deposits maturing within one year from December 31, 2008 amount to $1.22 billion. The retention rate of maturing time deposits for December 2008 was approximately 70% and we expect a retention rate throughout 2009 of 65%. Federal Home Loan Bank advances maturing within one year from December 31, 2008 amount to $419.3 million and interest payments of approximately $97.0 million are payable in 2009.

The following tables present information indicating various obligations and commitments of the Company as of December 31, 2008 and the respective maturity dates. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or covenants established in the contract and generally have fixed expiration dates or other termination clauses.

Table 17: Contractual Obligations

			Over one year	Over three years
			through three	through five
(In thousands)	Total	One year or less	years	years	Over five years

FHLB advances (1)	$2,185,118	$419,302	$942,747	$391,024	$432,045
Repurchase agreements	159,530	134,530	-	25,000	-
Junior subordinated debentures issued to affiliated trusts	24,635	-	-	-	24,635
Operating leases (2)	19,648	3,797	5,942	3,457	6,452

Total contractual obligations	$2,388,931	$557,629	$948,689	$419,481	$463,132

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.
(2)	Represents non-cancelable operating leases for offices.

Table 18: Other Commitments

			Over one year	Over three
		One year or	through three	years through	Over five
(In thousands)	Total	less	years	five years	years

Loan origination commitments (1)	$108,948	$108,948	$-	$-	$-
Unadvanced portion of construction loans (2)	82,525	37,912	44,613	-	-
Standby letters of credit	7,908	6,440	807	64	597
Unadvanced portion of lines of credit (3)	608,043	165,956	62,060	50,741	329,286

Total commitments	$807,424	$319,256	$107,480	$50,805	$329,883

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.
(2)	Unadvanced portions of construction loans are available to be drawn on at any time by the borrower for up to 2 years.
(3)	Unadvanced portions of home equity loans are available to be drawn on at any time by the borrower for up to 9.5 years.
Commercial lines of credit are available to be drawn on at any time by the borrower for up to 1 or 2 years.

Applicable regulations require the Company and the Bank to satisfy certain minimum capital requirements. At December 31, 2008, the Company and the Bank were in full compliance with all applicable capital requirements and met the FDIC requirements for a well capitalized institution. See Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this report, and the section titled Regulation and Supervision in Item 1, concerning capital requirements.

Off-Balance Sheet Arrangements
In the normal course of operations, NewAlliance engages in a variety of financial transactions, that in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ request for funding.

For the year ended December 31, 2008, NewAlliance did not engage in any off-balance sheet transactions that would have a material effect on its consolidated financial condition.

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

Gap Analysis
 The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2008, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was positive $107.4 million, or 1.29% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The following table sets forth the Company’s cumulative maturity distribution of interest-earning assets and interest-bearing liabilities at December 31, 2008, interest rate sensitivity gap, cumulative interest rate sensitivity gap, cumulative interest rate sensitivity gap ratio, and cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities ratio. This table indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. Assumptions are made on the rate of prepayment of principal on loans and investment securities and on the sensitivity of accounts with indeterminate maturity dates. However, this table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the gap analysis , so that when interest rates rise, the gap becomes more negative, and when interest rates fall, the gap becomes more positive. As a result, various assets and liabilities indicated as repricing within the same time period may, in fact, reprice at different times and at different rate levels. It should also be noted that this table reflects certain assumptions regarding the categorization of assets and liabilities and represents a one-day position; in fact, variations occur daily as management adjusts interest rate sensitivity throughout the year.

Interest Rate Sensitivity Gap

	December 31, 2008

	1 - 3	4 - 6	7 - 12	1 - 5
(Dollars in thousands)	Months	Months	Months	Years	5+ Years	Total

Interest-earning assets
Investment securities	$409,947	$311,668	$422,669	$1,036,630	$57,430	$2,238,344
Loans	933,612	324,417	611,591	2,545,456	509,378	4,924,454
Federal Home Loan Bank stock	120,821	-	-	-	-	120,821
Short-term investments	55,000	-	-	-	-	55,000

Total interest-earning assets	1,519,380	636,085	1,034,260	3,582,086	566,808	7,338,619

Interest-bearing liabilities
Savings deposits	16,588	474,227	318,365	554,463	99,698	1,463,341
NOW deposits	-	59,023	56,451	184,353	68,903	368,730
Money market deposits	26,995	108,200	75,925	119,426	15,976	346,522
Time deposits	348,421	524,218	377,560	523,488	572	1,774,259
FHLB advances and other borrowings	288,647	98,123	309,632	1,469,063	211,031	2,376,496

Total interest-bearing liabilities	680,651	1,263,791	1,137,933	2,850,793	396,180	6,329,348

Interest rate sensitivity gap	$838,729	$(627,706)	$(103,673)	$731,293	$170,628	$1,009,271

Cumulative interest rate sensitivity gap	$838,729	$211,023	$107,350	$838,643	$1,009,271

Cumulative interest rate sensitivity gap ratio	10.1%	2.5%	1.3%	10.1%	12.2%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	223.2%	110.9%	103.5%	114.1%	115.9%

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

For the base case rate scenario the flat yield curve as of December 31, 2008 was utilized. This yield curve was utilized due to the recent excessive volatility in the rates markets, as well as the recent communications from the Federal Open Market Committee indicating that rates should remain at the current low levels for an extended period. As of December 31, 2008, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve-month period as compared to the forecasted net interest income in the base case scenario are as follows:

Percentage change in
estimated net interest income
over twelve months

100 basis point immediate increase in rates	0.51%
25 basis point immediate decrease in rates	(4.24)%

As of December 31, 2008, an immediate decrease of 25 basis points was a realistic representation of the risk of falling rates as the Federal Reserve has reduced the overnight lending rate target to a range between 0.00% and 0.25%. For an increase in rates, an immediate increase of 100 basis points is also a relevant representation of potential risk given the possibility of the economy rebounding in the second half of the year due to recent reductions in the federal funds rate and the planned government stimulus package to be enacted in the first or second quarter of 2009.

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

For the Company’s Consolidated Financial Statements, see index on page 64.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure for the year ending December 31, 2008.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effective operation of the Company’s internal control over financial reporting as of December 31, 2008, is included on page 66 of this Form 10-K.

Item 9A(T).     Controls and Procedures

Not applicable

Item 9B.     Other Information

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2008.

Item 11.     Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2008.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2008.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2008.

Item 14.     Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2008.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1)          Financial Statements

The following Consolidated Financial Statements of NewAlliance Bancshares and subsidiaries are filed as part of this document under Item 8:

-	Management’s Report on Internal Control over Financial Reporting
-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets as of December 31, 2008 and 2007
-	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006
-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
-	Notes to Consolidated Financial Statements

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report appearing on page 66, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Peyton R. Patterson	Merrill B. Blanksteen
Chairman of the Board, President and	Executive Vice President, Chief
Chief Executive Officer	Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NewAlliance Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows present fairly, in all material respects, the financial position of NewAlliance Bancshares, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for their defined benefit and other postretirement plans in 2006 and 2008, share-based compensation in 2006, uncertain tax positions in 2007, and split-dollar life insurance arrangements in 2008.

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

Hartford, Connecticut
February 25, 2009

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except per share data)	2008	2007

Assets
Cash and due from banks, noninterest bearing	$98,131	$108,917
Short term investments	55,000	51,962

Cash and cash equivalents	153,131	160,879
Investment securities available for sale (note 5)	1,928,562	2,087,261
Investment securities held to maturity (note 5)	309,782	290,472
Loans held for sale	5,361	2,669
Loans, net (note 6)	4,912,874	4,684,156
Federal Home Loan Bank of Boston stock	120,821	113,760
Premises and equipment, net (note 7)	59,419	61,939
Cash surrender value of bank owned life insurance	136,868	132,059
Goodwill (note 8)	527,167	531,191
Identifiable intangible assets (note 8)	43,860	53,316
Other assets (note 9)	101,673	93,282

Total assets	$8,299,518	$8,210,984

Liabilities
Deposits (note 10)
Non-interest bearing	$494,978	$477,408
Savings, interest-bearing checking and money market	2,178,593	1,834,190
Time	1,774,259	2,062,067

Total deposits	4,447,830	4,373,665
Borrowings (note 11)	2,376,496	2,355,504
Other liabilities	93,976	74,708

Total liabilities	6,918,302	6,803,877

Commitments and contingencies (note 15)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares;	-	-
none issued
Common stock, $0.01 par value; authorized 190,000 shares;
issued 121,486 shares at December 31, 2008 and 2007	1,215	1,215
Additional paid-in capital	1,245,679	1,242,100
Unallocated common stock held by ESOP	(92,380)	(96,039)
Unearned restricted stock compensation	(18,474)	(25,466)
Treasury stock, at cost (14,427 shares at December 31, 2008 and 12,634 shares at December 31, 2007)	(200,428)	(178,401)
Retained earnings	467,580	451,729
Accumulated other comprehensive (loss) income (note 17)	(21,976)	11,969

Total stockholders’ equity	1,381,216	1,407,107

Total liabilities and stockholders’ equity	$8,299,518	$8,210,984

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Year Ended December 31,

(In thousands, except share data)	2008	2007	2006

Interest and dividend income
Residential real estate loans	$138,005	$127,794	$98,116
Commercial real estate loans	74,159	74,963	58,584
Commercial business loans	27,819	33,964	24,927
Consumer loans	38,984	43,802	36,752
Investment securities	114,471	112,808	104,961
Federal funds sold and other short-term investments	1,209	3,172	3,351
Federal Home Loan Bank of Boston stock	4,526	6,777	4,341

Total interest and dividend income	399,173	403,280	331,032

Interest expense
Deposits	104,672	130,933	90,669
Borrowings	104,385	97,310	70,782

Total interest expense	209,057	228,243	161,451

Net interest income before provision for loan losses	190,116	175,037	169,581

Provision for loan losses	13,400	4,900	500

Net interest income after provision for loan losses	176,716	170,137	169,081

Non-interest income
Depositor service charges	27,180	27,941	25,674
Loan and servicing income	968	2,002	2,067
Trust fees	6,351	6,783	6,434
Investment management, brokerage & insurance fees	7,893	6,811	5,375
Bank owned life insurance	4,937	6,375	4,014
Net gain (loss) on securities	1,843	(27,542)	82
Net gain on sale of loans	1,551	1,489	1,164
Other	5,173	7,306	6,821

Total non-interest income	55,896	31,165	51,631

Non-interest expense
Salaries and employee benefits (notes 12 & 13)	91,687	84,513	79,060
Occupancy	18,091	17,338	13,947
Furniture and fixtures	6,550	6,874	6,453
Outside services	19,314	17,142	17,164
Advertising, public relations, and sponsorships	6,429	7,957	5,656
Amortization of identifiable intangible assets	9,456	11,682	9,391
Merger related charges	185	2,523	3,389
Other	14,857	14,417	13,046

Total non-interest expense	166,569	162,446	148,106

Income before income taxes	66,043	38,856	72,606

Income tax provision (note 14)	20,747	15,063	23,769

Net income	$45,296	$23,793	$48,837

Basic earnings per share (note 18)	$0.45	$0.23	$0.49
Diluted earnings per share (note 18)	0.45	0.23	0.49
Weighted-average shares outstanding (note 18)
Basic	99,587	103,146	99,981
Diluted	99,707	103,582	100,484
Dividends per share	$0.275	$0.255	$0.235

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Years Ended December 31, 2006, 2007 and 2008	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income (Loss)	Equity

Balance December 31, 2005	108,824	$1,149	$1,137,806	$(103,356)	$(41,302)	$(87,998)	$430,971	$(26,402)	$1,310,868

Common stock issued for acquisition	2,577	26	35,826						35,852
Dividends declared ($0.235 per share)							(24,159)		(24,159)
Allocation of ESOP shares, net of tax			25	3,659					3,684
Treasury shares acquired (note 16)	(1,851)					(26,662)			(26,662)
Exercise of stock options	4					55			55
Restricted stock expense					8,315				8,315
Stock option expense			4,657						4,657
Adjustment to initially apply SFAS No. 158, net of tax $(3,106)								(5,767)	(5,767)

Comprehensive income:
Net income							48,837		48,837
Other comprehensive income, net of tax (note 17)								6,625	6,625

Total comprehensive income									55,462

Balance December 31, 2006	109,554	1,175	1,178,314	(99,697)	(32,987)	(114,605)	455,649	(25,544)	1,362,305

Common stock issued for acquisition	4,009	40	58,899						58,939
Dividends declared ($0.255 per share)							(26,999)		(26,999)
Allocation of ESOP shares, net of tax			11	3,658					3,669
Treasury shares acquired (note 16)	(4,714)					(63,796)			(63,796)
Exercise of stock options	3		42						42
Restricted stock expense					7,521				7,521
Stock option expense			4,455						4,455
Book under tax benefit of stock-based compensation			470						470
Adoption of FIN 48, net of tax (note 14)							(714)		(714)
Other, net			(91)						(91)

Comprehensive income:
Net income							23,793		23,793
Other comprehensive income, net of tax (note 17)								37,513	37,513

Total comprehensive income									61,306

Balance December 31, 2007	108,852	1,215	1,242,100	(96,039)	(25,466)	(178,401)	451,729	11,969	1,407,107

Dividends declared ($0.275 per share)							(27,859)		(27,859)
Allocation of ESOP shares, net of tax			(260)	3,659					3,399
Treasury shares acquired (note 16)	(1,793)					(22,027)			(22,027)
Restricted stock expense					6,992				6,992
Stock option expense			4,247						4,247
Book (over) tax benefit of stock-based compensation			(408)						(408)
Adoption of EITF 06-4 and EITF 06-10, net of tax (note 2)							(1,062)		(1,062)
Adjustment to apply SFAS No. 158 effect of changing pension plan measurement date, net of tax (notes 2 and 12)							(524)	5	(519)

Comprehensive income:
Net income							45,296		45,296
Other comprehensive loss, net of tax (note 17)								(33,950)	(33,950)

Total comprehensive income									11,346

Balance December 31, 2008	107,059	$1,215	$1,245,679	$(92,380)	$(18,474)	$(200,428)	$467,580	$(21,976)	$1,381,216

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

(In thousands)	2008	2007	2006

Cash flows from operating activities
Net income	$45,296	$23,793	$48,837
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,400	4,900	500
Loss on sale of OREO	61	-	21
Restricted stock compensation expense	6,992	7,521	8,315
Stock option compensation expense	4,247	4,455	4,657
ESOP expense	3,399	3,669	3,684
Amortization of identifiable intangible assets	9,456	11,682	9,390
Net amortization/accretion of fair market adjustments from net assets acquired	(4,185)	(6,697)	(7,241)
Net amortization/accretion of investment securities	(1,506)	(1,294)	1,503
Change in deferred income taxes	549	(955)	1,033
Depreciation and amortization	6,926	7,090	6,232
Net securities (gain) loss	(4,524)	26,692	(82)
Impairment on available for sale securities	2,681	850	-
Net gain on sales of performing loans	(1,551)	(1,489)	(1,164)
Proceeds from sales of loans held for sale	93,580	68,953	47,695
Loans originated for sale	(97,865)	(70,243)	(46,809)
Loss (gain) on sale of fixed assets	1	(154)	107
Loss (gain) on limited partnerships	30	(1,988)	(2,000)
Increase in cash surrender value of bank owned life insurance	(4,937)	(6,375)	(4,014)
(Increase) decrease in other assets	(13,639)	72,883	(46,451)
Increase (decrease) in other liabilities	7,971	(20,271)	(6,055)

Net cash provided by operating activities	66,382	123,022	18,158

Cash flows from investing activities
Purchase of Federal Home Loan Bank Stock	(7,060)	(12,752)	(26,243)
Purchase of securities available for sale	(708,638)	(1,299,469)	(302,617)
Purchase of securities held to maturity	(83,139)	(39,267)	(249,660)
Proceeds from maturity, sales, calls and principal reductions of
securities available for sale	856,113	1,348,482	578,292
Proceeds from maturity, calls and principal reductions of
securities held to maturity	64,647	57,299	34,738
Proceeds from sales of fixed assests	659	404	490
Net increase in loans held for investment	(241,810)	(460,920)	(408,017)
Net cash acquired (paid) for acquisitions	-	124,163	(5,581)
Proceeds from sales of other real estate owned	1,239	-	347
Purchase of bank owned life insurance	-	-	(50,000)
Proceeds from bank owned life insurance	127	-	14
Purchase of premises and equipment	(4,987)	(5,844)	(6,131)

Net cash used in investing activities	(122,849)	(287,904)	(434,368)

Cash flows from financing activities
Net increase (decrease) in customer deposit balances	74,051	(156,686)	(72,007)
Net (decrease) increase in short-term borrowings	(7,615)	(26,881)	21,028
Proceeds from long-term borrowings	538,000	1,069,800	892,082
Repayments of long-term borrowings	(505,423)	(626,214)	(391,889)
Shares issued for stock option exercise	-	42	55
Book (over)/under tax benefit of stock-based compensation	(408)	470	-
Acquisition of treasury shares	(22,027)	(63,796)	(26,662)
Dividends declared	(27,859)	(26,999)	(24,159)

Net cash provided by financing activities	48,719	169,736	398,448

Net (decrease) increase in cash and cash equivalents	(7,748)	4,854	(17,762)

Cash and cash equivalents, beginning of period	160,879	156,025	173,787

Cash and cash equivalents, end of period	$153,131	$160,879	$156,025

Supplemental information
Cash paid for
Interest on deposits and borrowings	$211,092	$226,150	$157,150
Income taxes paid, net	24,885	9,102	17,025
Noncash transactions
Loans transferred to other real estate owned	3,082	897	368

Net non-cash (liabilities) assets acquired	-	(142,014)	12,176

Value of shares issued for acquisitions	-	58,939	35,852

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

Material estimates that are particularly susceptible to significant near-term change relate to the determination of the allowance for loan losses, the obligation and expense for pension and other postretirement benefits, and estimates used to evaluate asset impairment including investment securities, income tax contingencies and deferred tax assets and liabilities and the recoverability of goodwill and other intangible assets.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and short-term investments with original maturities of three months or less. At December 31, 2008, included in the balance of cash and due from banks were cash on hand of $98.1 million and required reserves in the form of deposits with the Federal Reserve Bank of $29.5 million. Short-term investments included money market funds of $55.0 million at December 31, 2008 and a combination of money market funds and commercial paper in the amount of $52.0 million at December 31, 2007.

Investment Securities
Marketable equity and debt securities are classified as either trading, available for sale, or held to maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2008 and 2007, the Company had no debt or equity securities classified as trading.

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

Federal Home Loan Bank of Boston stock
As a member of the Federal Home Loan Bank of Boston, (“FHLB Boston”), the bank is required to hold a certain amount of FHLB Boston stock. This stock is considered to be a non-marketable equity security reported at cost.

Loans Held for Sale
The Company currently sells all originated fixed rate residential real estate loans with terms of 15 years and over, except for certain long term fixed loans to borrowers in low to moderate income areas. Loans held for sale are valued at the lower of cost (less principal payments received and net of deferred fees and costs) or estimated fair value. Fair value is estimated using quoted loan market prices provided by government-sponsored entities of FNMA and FHLMC. Residential loans are sold by the Company without recourse. The Company currently sells these loans servicing released.

The Company is also involved in the Small Business Administration (“SBA”) loan secondary market. The Company currently sells the guaranteed portion of SBA loans that meet certain criteria and retains the unguaranteed portion and the right to service the sold portion of the loan in its portfolio. Such loans are included in loans held for sale on the balance sheet upon origination. SBA loans held for sale are valued at the lower of cost (less principal payments received and net of deferred fees and costs) or estimated fair value. Fair value is estimated using quoted market prices from a secondary market broker. All other loan originations are classified as loans not held for resale.

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

Tax benefits of uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS No. 109 by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were applied to all tax provisions upon initial adoption of this standard as of January 1, 2007, with the effect of the adoption recognized in retained earnings as the cumulative effect of an accounting change. Tax positions must have met the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized. Additionally, interest and penalties related to uncertain tax positions are included as a component of income tax expense.

Trust Assets
The Bank had approximately $854.2 million and $1.23 billion of assets under management at December 31, 2008 and 2007, respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements since they are not owned by the Bank.

NewAlliance Bancshares, Inc. Notes to Consolidated Financial Statements

Pension and Other Postretirement Benefit Plans
The Company has a noncontributory pension plan covering substantially all employees who meet certain age and length of service requirements and who were employed by the Company prior to January 1, 2008. Pension costs related to this plan are based upon actuarial computations of current and future benefits for employees based on years of service and the employee’s highest career earnings over a five-year consecutive period. Costs are charged to non-interest expense and are funded in accordance with requirements of the Employee Retirement Income Security Act and the Pension Protection Act of 2006. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

Based on our review of rates at December 31st, multiple discount rates were chosen for each type of benefit plan in comparison to a single rate for the measurement of benefit obligations in the prior year. Discount rates for December 31, 2008 were 6.10% for the defined benefit plan, 6.25% for the postretirement plan and 6.35% for the supplemental executive retirement benefit plan. This compares to a single rate of 6.25% in the prior year. The expected long-term rate of return on the pension plan assets was 7.75% and 8.00% for December 31, 2008 and 2007, respectively.

On December 31, 2008, the Company changed its measurement date to December 31 from September 30 upon adoption of the measurement date provisions in SFAS No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. In doing so, the Company calculated net periodic benefit cost for the 15 month period from September 30, 2007 to December 31, 2008. Three-fifteenths of net periodic benefit cost was allocated as an adjustment to retained earnings, net of tax and the remaining twelve-fifteenths was recognized as a net periodic benefit cost for the year ended December 31, 2008. Other changes in the fair value of plan assets and the benefit obligation were recognized, net of tax, as an adjustment to other comprehensive income. Application of the transition provisions of SFAS No. 158 resulted in recording a pre-tax reduction in retained earnings of $813,000 ($524,000, net of tax) and a pre-tax increase to accumulated other comprehensive income of $7,000 ($5,000, net of tax).

Stock-Based Compensation
The Company accounts for stock option and restricted stock awards in accordance with revised SFAS No. 123 (“SFAS No. 123R”),“Share Based Payment.” Under SFAS No. 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period. Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company accounted for stock options and restricted stock in accordance with Accounting Principles Board (“APB”) Opinion No. 25,“Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense was not recognized for fixed stock options as the exercise price of the option was equal to the fair value of the underlying stock at the grant date. The fair value of restricted stock awards, measured at grant date, was amortized to compensation expense on a straight-line basis over the vesting period. SFAS No. 123,“Accounting for Stock-Based Compensation,” encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period. However, as permitted by SFAS No. 123, the Company continued to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 through December 31, 2005. The financial impact of the implementation of SFAS No. 123R in 2006 was $3.0 million, net of tax.

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

Costs that do not meet the conditions for inclusion in the allocation of acquisition cost are expensed as incurred and are reported as Merger Related Charges. These merger charges consist primarily of consulting, legal, system conversion, printing and advertising costs associated with acquired companies, acquisition targets and potential acquisition targets. Certain merger related charges continue to be incurred after the closing of these acquisitions primarily due to the timing of banking system conversion activities, which often occur several months after the closing of an acquisition. On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007),

NewAlliance Bancshares, Inc. Notes to Consolidated Financial Statements

“Business Combinations,” (“SFAS No. 141 (R)”) which replaced SFAS No. 141“Business Combinations.” See Note 2 of the notes to Consolidated Financial Statements for further information on accounting for merger related charges under SFAS No. 141 (R).

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

Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income for the years ended December 31, 2008, 2007 and 2006 in the Consolidated Statement of Changes in Stockholders’ Equity. The components of comprehensive income are presented in Note 17 of the Notes to Consolidated Financial Statements.

Segment Reporting
The Company’s only business segment is Community Banking. During the years ended 2008, 2007 and 2006 this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by SFAS No. 131,“Disclosures about Segments of an Enterprise and Related Information.”

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

Earnings per share for the years ended December 31, 2008, 2007 and 2006, can be found in Note 18 of the Notes to Consolidated Financial Statements.

2.          Changes in Accounting Principles and Effects of New Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP No. EITF 99-20-1”). FSP No. EITF 99-20-1 amends the impairment guidance in Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF No. 99-20”). The FSP revises EITF 99-20’s impairment guidance for beneficial interests to make it consistent with the requirements of FASB Statement No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”) for determining whether an impairment of other debt and equity securities has occurred. The impairment model in SFAS No. 115 enables greater judgment to be exercised in determining whether an other-than-temporary impairment needs to be recorded. The impairment model previously provided for in EITF 99-20 limited management’s use of judgment in applying the impairment model. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP No. EITF No. 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Pursuant to the FSP, the added disclosures include: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs. The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. Management believes that the FSP will not have a material impact on the Company’s consolidated financial statements.

NewAlliance Bancshares, Inc. Notes to Consolidated Financial Statements

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46R-8”). FSP No. FAS 140-4 and FIN 46R-8 requires enhanced disclosure and transparency by public entities about their involvement with variable interest entities and their continuing involvement with transferred financial assets. FSP No. FAS 140-4 and FIN 46R-8 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003),“Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. FSP No. FAS 140-4 and FIN 46R-8 was effective for the first reporting period (interim or annual) ending after December 15, 2008. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 amends SFAS No. 157,“Fair Value Measurements” (“SFAS No. 157”) and clarifies its application in an inactive market. In reaction to the recent financial crisis, this FSP provides financial institutions, and other companies, clarification as to whether to use direct market information or internally generated estimates of the fair value of financial assets that have stopped trading in an open market. Application issues addressed by FSP No. 157-3 include: i) how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, ii) how observable market information in a market that is not active should be considered when measuring fair value, and iii) how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP No. 157-3 was effective upon its October 10, 2008 issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162,“The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). This Statement is effective on November 15, 2008, which is 60 days following the Securities and Exchange Commission’s September 16, 2008 approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles”. The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” and other applicable accounting literature. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate that the adoption of FSP No. 142-3 will have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires among other things, that acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition; the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to provide certain disclosures that will allow users of the financial statements to understand the nature and financial effect of the business combination. SFAS No. 141(R) became effective on January

NewAlliance Bancshares, Inc. Notes to Consolidated Financial Statements

1, 2009. The adoption of SFAS No. 141 (R) would apply prospectively to any future business combinations and is expected to have a significant effect on NewAlliance’s consolidated financial statements, when a business combination occurs.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, to permit all entities to choose to elect to measure eligible financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings. Eligible items include any recognized financial assets and liabilities with certain exceptions including but not limited to, deposit liabilities, investments in subsidiaries, and certain deferred compensation arrangements. The decision about whether to elect the fair value option is generally applied on an instrument-by-instrument basis, is generally irrevocable, and is applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. This Statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. Management will continue to analyze the impact of making this election for any new eligible financial assets or liabilities. Management did not elect the fair value option for any of the Company’s eligible financial assets or liabilities on January 1, 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” – an amendment of SFAS Nos. 87, 88, 106, and 132(R), that requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, in their balance sheets for fiscal years ending after December 15, 2006. The Standard also requires that employers measure plan assets and obligations as of the date of their financial statements. This Statement requires a public entity that currently measures plan assets and benefit obligations as of a date other than the date of its statement of financial position to implement the change in measurement date for fiscal years ending after December 15, 2008. Amounts recognized pursuant to SFAS No. 158 will not affect the Bank’s regulatory capital. The impact of adopting SFAS No. 158 on December 31, 2006, was a reduction to stockholders’ equity of $5.8 million, net of tax, with no impact to the consolidated statements of income and cash flows. The adoption of the measurement date provision on December 31, 2008 was a reduction to stockholders’ equity of $519,000, net of tax, with no impact on the consolidated statements of income and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP, as it establishes a fair value hierarchy. SFAS No. 157 requires companies to make expanded disclosures about fair value measurements. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. See Note 3 in Notes to Consolidated Financial Statements for additional information.

In February 2008, the FASB issued FASB Staff Position FAS No. 157-2,“Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the January 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP No. 157-2 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4,“Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10,“Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with an employee such as the promise to maintain a life insurance policy or provide a death benefit. The Company adopted the provisions of these standards effective January 1, 2008 which resulted in the recording of a liability of $1.6 million with a corresponding reduction to retained earnings, net of tax.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

On January 1, 2006, the Company began accounting for stock options and restricted stock awards in accordance with revised SFAS No. 123(R). See Notes 1 and 13 for the effects of the adoption of SFAS No. 123(R) in the Notes to Consolidated Financial Statements for further information.

3.      Fair Value Measurements

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. In accordance with SFAS No. 157, the fair value estimates are measured within the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

When available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in certain cases, could not be realized in an immediate sale of the instrument.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company.

The following table details the financial instruments carried at fair value on a recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

December 31, 2008

Quoted Prices in
		Active Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale	$1,928,563	$229,803	$1,672,134	$26,626

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

Securities
(In thousands)	Available for Sale

Beginning balance, January 1, 2008	$-
Transfer into Level 3	32,813
Total (losses) gains - (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	(6,187)
Purchases, issuances, and settlements	-

Balance as December 31, 2008	$26,626

Securities Available for Sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds and exchange-traded equities. If quoted prices are not available, then fair values are estimated by using pricing models (i.e. matrix pricing) or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments would include mortgage-backed securities and municipal obligations.

The Company utilizes Interactive Data, a third party, nationally-recognized pricing service (“pricing service”) to estimate fair value measurements for 98.6% of its investment securities portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things. The fair value prices on all investment securities are reviewed for reasonableness by management through an extensive process. This review process includes an analysis of changes in the LIBOR / swap curve, the treasury curve, mortgage rates and credit spreads as well as a review of the securities inventory list which details issuer name, coupon and maturity date for unusual market price fluctuations and no adjustments were made to the pricing. Also, management assessed the valuation techniques used by the pricing service based on a review of their pricing methodology to ensure proper hierarchy classifications.

The Company did not use the pricing service for its Level 3 securities which includes auction rate certificates and a pooled trust preferred security. At December 31, 2008, these securities comprised 1.4%, or $26.6 million, of the Company’s total investment portfolio. The Company owns auction rate certificates which are pools of government guaranteed student loans that are issued by state student loan departments. Due to the lack of liquidity in the auction rate market and the widened spread in the yield, the Company obtained a market price from the market maker that factored in credit risk and liquidity premiums to determine a current fair value market price. The pooled trust preferred security was not priced by the pricing service at December 31, 2008 and therefore, management obtained a price by using the Bloomberg AAA rated bank yield curve to discount the cash flows of the investment. The low level of the three month LIBOR, the general widening of credit spreads for all non-government guaranteed asset classes and the lack of liquidity in the fixed income markets due to capital constraints, were all factors in the determination of the current fair value market price.

The following table details the financial instruments carried at fair value on a nonrecurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2008

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$-	$-	$3,001
Impaired Loans	-	-	8,284

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

Impaired Loans: Impaired loans for which the Company expects to receive less than the contracted balance are written down to fair value. Consequently, measurement at fair value is on a nonrecurring basis. These loans are written down through a specific reserve within the Bank’s total loan loss reserve allowance. The fair value of these assets are classified within Level 3 of the valuation hierarchy and are estimated based on either collateral values supported by appraisals, or observed market prices.

The following methods and assumptions were used by management to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents
Carrying value is assumed to represent fair value for cash and due from banks and short-term investments, which have original maturities of 90 days or less.

Investment securities
 Fair values of securities are based on quoted market prices of identical or similar securities or dealer quotes when available. In other cases, fair values are based on estimates using present value or other valuation techniques.

Federal Home Loan Bank of Boston stock
FHLB Boston stock is a non-marketable equity security which is assumed to have a fair value equal to its carrying value.

Loans held for sale
The fair value of performing residential mortgage loans held for sale is estimated using quoted market prices provided by government-sponsored entities. The fair value of SBA loans is estimated using quoted market prices from a secondary market broker.

Accrued income receivable
Carrying value is assumed to represent fair value.

Loans
The fair value of the net loan portfolio is determined by discounting the estimated future cash flows using the prevailing interest rates and appropriate risk adjustments as of year-end at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of nonperforming loans is estimated using the Bank’s prior credit experience.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of the periods presented:

	December 31, 2008		December 31, 2007

	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amounts	Fair Value	Amounts	Fair Value

Financial Assets
Cash and due from banks	$98,131	$98,131	$108,917	$108,917
Short-term investments	55,000	55,000	51,962	51,962
Investment securities	2,238,344	2,247,324	2,377,733	2,381,806
Loans held for sale	5,361	5,361	2,669	2,669
Loans, net	4,912,874	5,001,061	4,684,156	4,850,199
Federal home loan bank stock	120,821	120,821	113,760	113,760
Accrued income receivable	35,285	35,285	35,071	35,071

Financial Liabilities
Interest and non-interest bearing checking, savings and money market accounts	$2,673,571	$2,673,571	$2,311,598	$2,311,598
Time deposits	1,774,259	1,805,950	2,062,067	2,065,932
Borrowed funds	2,376,496	2,413,763	2,355,504	2,391,943

4.       Business Combinations

 The following table summarizes acquisitions completed since January 1, 2007.

		Balance at
		Acquisition Date		Transaction Related Items

								Total
	Acquisition				Identifiable	Cash	Shares	Purchase
(In thousands)	Date	Assets	Equity	Goodwill	Intangibles	Paid	Issued	Price

Connecticut Investment Management, Inc.	3/5/2007	$951	$652	$753	$1,363	$2,000	$-	$2,000
Westbank Corporation, Inc.	1/2/2007	716,834	42,967	78,990	14,232	58,447	4,009	117,386

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

Westbank Corporation Acquisition

On January 2, 2007 the Company completed the acquisition of Westbank Corporation Inc. (“Westbank”), the parent company of Westbank. The aggregate merger consideration was valued at approximately $117.4 million. Westbank had assets of approximately $716.8 million and stockholders’ equity of approximately $43 million on January 2, 2007.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

5.       Investment Securities

 The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2008 and 2007 are as follows:

	December 31, 2008				December 31, 2007

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$596	$1	$-	$597	$1,092	$3	$-	$1,095
U.S. Government sponsored enterprise obligations	228,844	4,586	(81)	233,349	201,408	672	(21)	202,059
Corporate obligations	8,178	-	(232)	7,946	22,531	130	(146)	22,515
Other bonds and obligations	45,654	128	(6,854)	38,928	52,853	56	(275)	52,634
Marketable and trust preferred equity securities	66,747	103	(16,451)	50,399	86,543	154	(3,231)	83,466
Mortgage-backed securities	1,576,430	30,019	(9,106)	1,597,343	1,706,966	21,098	(2,572)	1,725,492

Total available for sale	1,926,449	34,837	(32,724)	1,928,562	2,071,393	22,113	(6,245)	2,087,261

Held to maturity
Mortgage-backed securities	299,222	8,832	(38)	308,016	282,887	4,362	(281)	286,968
Other bonds	10,560	186	-	10,746	7,585	25	(33)	7,577

Total held to maturity	309,782	9,018	(38)	318,762	290,472	4,387	(314)	294,545

Total securities	$2,236,231	$43,855	$(32,762)	$2,247,324	$2,361,865	$26,500	$(6,559)	$2,381,806

At December 31, 2008, the net unrealized gain on securities available for sale of $2.1 million, net of income taxes of $740,000, is included in the Company’s Consolidated Balance Sheets as a part of accumulated other comprehensive income of $1.4 million. At December 31, 2007, the net unrealized gain on securities available for sale of $15.9 million, net of income taxes of $5.6 million, is included in accumulated other comprehensive income of $10.3 million.

During 2008, management determined that the following investments had other-than-temporary impairment for which charges were recorded:

•

A security in a regional bank - $1.6 million. This trust preferred equity security was deemed to be other-than-temporarily impaired as a result of the combined factors of severity and duration that the security had been below book value and because the security had depreciated more than other similar securities which indicates market participants view some enhanced risk in the timely realization of all cash flows. The write-down was recorded during the three months ended September 30, 2008. As of December 31, 2008 the Company’s position in this security had a cost basis of $3.1 million and a fair value of $2.9 million.

•

Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”) - $850,000. As of result of actions taken on September 7, 2008 by the United States Treasury Department and the Federal Housing Finance Agency with respect to placing Freddie Mac into conservatorship, the Company’s 25,000 shares of Freddie Mac Series F perpetual preferred stock were deemed to be other-than-temporarily impaired and written down to $0.01/share.

•

Lehman Brothers - $195,000. Upon Lehman Brothers September 15, 2008 announcement declaring Chapter 11 bankruptcy, the Company recognized an other-than-temporary impairment charge on its holding of 5,000 shares of Series C perpetual preferred stock and written down to $0.01/share.

•

A security in a financial institution - $8,000. This equity security was deemed to be other-than-temporarily impaired as a result of the combined factors of percentage and length of time that the security has been below book value and because the Company does not expect the current price of the security to improve meaningfully over the near term.

In 2007, the Company completed a restructuring strategy of part of its available for sale investment portfolio to reduce the Company’s exposure to fixed rate assets, as well as to improve the overall portfolio yield. In the restructuring, the market value of securities sold was $759.0 million, which represented all of the fixed rate mortgage-backed securities and $35.7 million of other odd lot positions. The mortgage-backed securities consisted of seasoned 10 and 15 year fixed rate mortgage-backed securities, balloon agency mortgage-backed securities, fixed rate agency collateralized mortgage obligations and fixed rate AAA-rated collateralized mortgage obligations. The cash proceeds were immediately reinvested in higher yielding agency hybrid adjustable rate mortgage-backed securities. None of the securities sold or purchased contained sub prime mortgage collateral. The restructuring resulted in a pre-tax loss of $28.3 million.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Management focused on several key factors in making its determination regarding the securities portfolio, including the Company’s overall interest rate risk and future earnings. The book yield on the securities sold was 4.17%, and the book yield on the securities purchased was 5.72%. The transaction was modeled to recover the loss on sale, through increased interest income, in 30 months.

The following tables present the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of December 31, 2008 and 2007.

	December 31, 2008

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$5,278	$81	$-	$-	$5,278	$81
Corporate obligations	7,945	232	-	-	7,945	232
Other bonds and obligations	30,138	6,854	-	-	30,138	6,854
Marketable and trust preferred equity obligations	25,551	11,319	6,234	5,132	31,785	16,451
Mortgage-backed securities	173,568	9,144	-	-	173,568	9,144

Total securities with unrealized losses	$242,480	$27,630	$6,234	$5,132	$248,714	$32,762

	December 31, 2007

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$30,237	$16	$220	$5	$30,457	$21
Corporate obligations	-	-	14,217	146	14,217	146
Other bonds and obligations	1,990	10	18,604	298	20,594	308
Marketable and trust preferred equity obligations	33,653	1,549	14,453	1,682	48,106	3,231
Mortgage-backed securities	57,452	157	302,440	2,696	359,892	2,853

Total securities with unrealized losses	$123,332	$1,732	$349,934	$4,827	$473,266	$6,559

Of the securities summarized above, 142 issues have unrealized losses for less than twelve months and three issues had unrealized losses for twelve months or more. Management believes that no individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment, based on its detailed monthly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the consideration of company specific data (cash flow interruptions), broad market details, the combined factors of percentage and length of time by which an issue is below book value and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the anticipated recovery in market value, which may be maturity. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at December 31, 2008.

The unrealized losses reported for U.S. Government sponsored enterprise obligations and corporate obligations are related to changes in market interest rates subsequent to the time of purchase.

The unrealized losses reported on mortgage-backed securities relate to securities issued by the Federal National Mortgage Association (“FNMA”), FHLMC and AAA rated securities issued by private institutions. The unrealized losses on the securities issued by FNMA and FHLMC are due to changes in market interest rates. Widening in non-agency mortgage spreads is the primary factor for the unrealized losses reported on AAA rated securities issued by private institutions. Management’s review of each of the Company’s privately issued AAA rated mortgage-backed securities concluded that they are substantially paid down, well seasoned and of an earlier vintage that have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. None of the securities are backed by sub-prime mortgage loans. All securities are performing in accordance with contractual terms and are expected to continue to pay their contracted cash flows.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The unrealized losses reported for other bonds and obligations are primarily related to federally guaranteed student loan auction rate certificates that are currently experiencing failing auctions. These securities are currently rated AAA and are expected to continue to pay their contractual cash flows. The underwriter of the certificates has entered into a settlement agreement with several state regulatory agencies, whereby they have agreed to repurchase these certificates from both their retail and institutional customers at par within an 18 month time frame beginning in 2009, however, there is no assurance that the settlement will ultimately be honored. Unrealized losses in this category also relate to a position in a short-term adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products. All securities are performing in accordance with contractual terms.

The Bank owns trust preferred securities with amortized cost of $47.7 million of which $6.8 million are pooled trust preferred, with $4.8 million rated AAA and $2.0 million rated AA. The remaining $40.9 million are “individual names” with ratings of A- to AA-. The unrealized losses reported for trust preferred equity securities relate to the general widening of credit spreads for all non-government guaranteed asset classes and current market stress partially resulting from efforts by banks to raise capital. This has in turn inflated coupon rates on new issues of trust preferred equity securities versus lower rates on the Company’s portfolio of A- to AAA rated, non-perpetual seasoned issues of trust preferred equity securities. In accordance with the Company’s internal policies for review of other-than-temporary impairment, a detailed review of certain trust preferred equity securities was completed. The three trust preferred securities, two pooled and one single issue, that have been in a continuous loss position for more than twelve months were part of this detailed review for which collateral reports, financial ratios and stress default levels of the issuers were analyzed. These analyses determined that there was no other-than-temporary impairment at the end of the period. All trust preferred equity securities carried below market value are current and no impairment of cash flows is anticipated.

The Company has the intent and ability to hold these securities for the time necessary to recover the unrealized losses, which may be until maturity.

As of December 31, 2008, the amortized cost and fair values of debt securities and short-term obligations, by contractual maturity, are shown below. Expected maturities may differ from contracted maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value

December 31, 2008
Due in one year or less	$100,164	$101,101	$1,870	$1,887
Due after one year through five years	158,752	157,915	7,120	7,256
Due after five years through ten years	11,673	11,516	1,070	1,103
Due after ten years	60,391	41,553	500	500

Mortgage-backed securities	1,576,430	1,597,343	299,222	308,016

Total debt securities	$1,907,410	$1,909,428	$309,782	$318,762

Securities with an amortized cost and fair value of approximately $6.1 million at December 31, 2008 were pledged to secure public deposits.

The following is a summary of realized gains and losses on sales of securities available for sale during the periods presented:

	Debt Securities			Equity Securities

	Year Ended December 31,			Year Ended December 31,

(In thousands)	2008	2007	2006	2008	2007	2006

Realized gains	$5,814	$2,142	$131	$27	$841	$-
Realized losses	(20)	(29,241)	(50)	(1,297)	(434)	-

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

6.       Loans

The composition of the Company’s loan portfolio was as follows:

	December 31,

(In thousands)	2008	2007

Residential real estate	$2,524,638	$2,360,921
Commercial real estate	1,077,200	947,185
Construction
Residential	21,380	29,023
Commercial	143,610	247,428
Commercial business	458,952	457,745
Consumer
Home equity and equity lines of credit	714,444	652,107
Other	22,561	33,560

Total consumer	737,005	685,667

Total loans	4,962,785	4,727,969
Allowance for loan losses	(49,911)	(43,813)

Total loans, net	$4,912,874	$4,684,156

As of December 31, 2008 and 2007, the Company’s residential real estate loan, home equity and equity line of credit portfolios are entirely collateralized by one- to four-family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan portfolio was collateralized primarily by multi-family, commercial and industrial properties located predominantly in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property and plant and equipment, collateralized the majority of commercial business loans.

Allowance for Loan Losses

The following table provides a summary of activity in the allowance for loan losses for the periods presented:

	Year Ended December 31,

(In thousands)	2008	2007	2006

Balance at beginning of period	$43,813	$37,408	$35,552
Net allowance gained through acquisition	-	3,894	2,224
Provisions charged to operations	13,400	4,900	500
Charge-offs
Residential and commercial real estate loans	1,537	887	345
Commercial construction loans	4,213	285	64
Commercial business loans	1,973	2,267	2,552
Consumer loans	1,090	786	481

Total charge-offs	8,813	4,225	3,442

Recoveries
Residential and commercial real estate loans	288	631	225
Commercial construction loans	-	11	250
Commercial business loans	1,090	948	1,975
Consumer loans	133	246	124

Total recoveries	1,511	1,836	2,574

Net charge-offs	7,302	2,389	868

Balance at end of period	$49,911	$43,813	$37,408

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Loan Servicing Rights

The components of loan servicing rights are as follows:

	Year Ended December 31,

(In thousands)	2008	2007	2006

Loan servicing rights
Balance at beginning of year	$3,776	$3,063	$2,702
Additions	392	1,582	902
Amortization	(767)	(869)	(654)
Change in valuation allowance	(400)	-	113

Balance, end of period	$3,001	$3,776	$3,063

Valuation reserve
Balance at beginning of year	$-	$-	$(113)
Net (increase) reductions	(400)	-	113

Balance, end of period	$(400)	$-	$-

The fair value of the capitalized loan servicing rights approximates its carrying value at December 31, 2008 and was $1.5 million greater than its carrying value at December 31, 2007. The Company services residential real estate mortgage loans that it has sold without recourse to third parties. Although the Company continues to have a portfolio of serviced residential real estate loans, NewAlliance began selling all residential real estate loans in the secondary market on a servicing released basis in 2007. The Company is also involved in the SBA loan secondary market. The Company currently sells the guaranteed portion of SBA loans that meet certain criteria while retaining the servicing rights. The aggregate of loans serviced for others approximates $376.3 million and $411.0 million as of December 31, 2008 and 2007, respectively.

Related Party Loans
As of December 31, 2008 and 2007, loans to related parties totaled approximately $93,000 and $99,000, respectively. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, immediate family members and owners of 10% or more of the Company’s stock. For the years ended December 31, 2008 and 2007, all related party loans were performing.

Nonperforming Assets
Nonperforming assets include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, renegotiated loans due to a weakening in the financial condition of the borrower and other real estate owned. There were no accruing loans included in the Company’s nonperforming assets as of December 31, 2008 and 2007. As of December 31, 2008 and 2007, nonperforming assets were:

	December 31,

(In thousands)	2008	2007

Nonaccrual loans	$38,331	$16,386
Renegotiated loans	-	-
Other real estate owned	2,023	897

Total nonperforming assets	$40,354	$17,283

For the years ended December 31, 2008, 2007 and 2006, had interest been accrued at contractual rates on nonaccrual and renegotiated loans, such income would have approximated $1.6 million, $1.1 million and $612,000, respectively. As of December 31, 2008, 2007 and 2006, no significant additional funds were committed to customers whose loans have been renegotiated or were nonperforming.

Impaired Loans
As of December 31, 2008 and 2007, the recorded investment in loans considered to be impaired was $22.9 million and $10.0 million, respectively. As of December 31, 2008 and 2007, all loans considered impaired by the Company had a reserve requirement which totaled $3.1 million and $777,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2008, 2007 and 2006 was $17.3 million, $10.5 million and $8.1 million, respectively and interest income recognized on these loans was approximately $786,000, $656,000 and $499,000, for the same periods. As of December 31, 2008, there were no commitments to lend additional funds for loans considered impaired.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

7.       Premises and Equipment

As of December 31, 2008 and 2007, premises and equipment consisted of:

	December 31,

(In thousands)	2008	2007

Land and land improvements	$7,165	$7,797
Buildings	72,010	73,141
Furniture and equipment	52,861	55,326
Leasehold improvements	13,930	9,891

	145,966	146,155
Less accumulated depreciation and amortization	(86,547)	(84,216)

Premises and equipment, net	$59,419	$61,939

Total depreciation and amortization expenses amounted to $6.8 million, $7.0 million and $6.2 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

8.       Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the year ended December 31, 2008 are summarized as follows:

			Total
		Core Deposits	Identifiable
		and Customer	Intangible
(In thousands)	Goodwill	Relationship	Assets

Balance, December 31, 2007	$531,191	$53,316	$53,316
Other	(4,024)	-	-
Amortization expense	-	(9,456)	(9,456)

Balance, December 31, 2008	$527,167	$43,860	$43,860

Estimated amortization expense for the year ending:
2009		8,501	8,501
2010		7,811	7,811
2011		7,556	7,556
2012		7,556	7,556
2013		7,461	7,461
Thereafter		4,975	4,975

The reduction of $4.0 million in goodwill, shown above as other, was primarily due to a reduction of unrecognized tax benefits for tax positions taken in prior years based on the settlement of an IRS examination.

The components of identifiable intangible assets are core deposit and customer relationships and had the following balances at December 31, 2008:

	Original		Balance
	Recorded	Cumulative	December 31,
(In thousands)	Amount	Amortization	2008

Core deposit and customer relationships	$86,908	$43,048	$43,860

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

9. Other Assets

Components of other assets are as follows:
	December 31,

(In thousands)	2008	2007

Deferred tax asset, net	$30,339	$10,033
Accrued interest receivable	35,285	35,071
Prepaid pension	-	14,180
Investments in limited partnerships and other investments	9,171	9,069
All other	26,878	24,929

Total other assets	$101,673	$93,282

10. Deposits

A summary of deposits by account type is as follows:
	December 31,

(In thousands)	2008	2007

Savings	$1,463,341	$941,051
Money market	346,522	492,042
NOW	368,730	401,097
Demand	494,978	477,408
Time	1,774,259	2,062,067

Total deposits	$4,447,830	$4,373,665

A summary of time deposits by remaining period to maturity is as follows:
	December 31,

(In thousands)	2008	2007

Within three months	$327,834	$875,131
After three months, but within one year	896,527	991,944
After one year, but within three years	436,263	133,591
After three years	113,635	61,401

Total time deposits	$1,774,259	$2,062,067

As of December 31, 2008 and 2007 time deposits in denominations of $100,000 or more were approximately $563.0 million and $696.4 million respectively. Interest expense paid on these deposits was approximately $19.9 million, $32.4 million and $24.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

11.       Borrowings

The following is a summary of the Company’s borrowed funds:

	December 31,	Weighted	December 31,	Weighted
(In thousands)	2008	Average Rate	2007	Average Rate

FHLB advances (1)	$2,190,914	4.30%	$2,136,965	4.65%
Repurchase agreements	159,530	1.65	192,145	3.08
Mortgage loans payable	1,317	4.93	1,459	5.13
Junior subordinated debentures issued to affiliated trusts (2)	24,735	5.57	24,935	6.78

Total borrowings	$2,376,496	4.14%	$2,355,504	4.56%

(1)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “BusinessCombinations,” of $5.8 million and $9.6 million at December 31, 2008 and December 31, 2007, respectively.
(2)	Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $100,000 and $300,000 at December 31, 2008 and December 31, 2007, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

The following schedule presents the contractual maturities of the Company’s borrowings as of December 31, 2008:

(In thousands)	2009	2010	2011	2012	2013	2014+	Total

FHLB advances (1)	$419,302	$534,247	$408,500	$210,893	$180,131	$432,045	$2,185,118
Repurchase agreements	134,530	-	-	25,000	-	-	159,530
Mortgage loans payable	-	-	-	-	1,317	-	1,317
Junior subordinated debentures issued to affiliated trusts (2)	-	-	-	-	-	24,635	24,635

Total borrowings	$553,832	$534,247	$408,500	$235,893	$181,448	$456,680	$2,370,600

(1)	Balances are contractual maturities and exclude $5.8 million in fair value adjustments on acquired balances.
(2)	Balances are contractual maturities and exclude $100,000 in fair value adjustments on acquired balances.

FHLB advances are secured by the Company’s investment in FHLB Boston stock, a blanket security agreement and other eligible investment securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. Investment securities currently maintained as collateral are all U.S. Agency hybrid adjustable rate mortgage-backed securities. At December 31, 2008 and 2007, the Bank was in compliance with the FHLB collateral requirements. At December 31, 2008, the Company could borrow immediately an additional $294.0 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity of approximately $749.6 million would be readily available by pledging additional eligible securities as collateral. At December 31, 2008, all of the Company’s $2.19 billion outstanding FHLB advances were at fixed rates ranging from 0.74% to 8.17%. The weighted average rate for all FHLB advances at December 31, 2008 was 4.47%. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $112.4 million as of December 31, 2008, all of which was available on that date. Repurchase agreements are secured by the Company’s investment in specific issues of agency mortgage-backed securities and agency obligations in the amount of $64.2 million and $160.6 million, respectively, as of December 31, 2008. Repurchase agreement lines of credit totaled $125.0 million at December 31, 2008, with $100.0 million available.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

The following table sets forth changes in the benefit obligation, changes in Plan assets and the funded status of the Plans for the periods ended December 31, 2008 and 2007. The table also provides a reconciliation of the Plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets. On December 31, 2006, the Company adopted the recognition provisions SFAS No. 158, which requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans on their balance sheets, and on December 31, 2008 the Company adopted the measurement date provision.

			Supplemental
			Executive		Other Postretirement
	Qualified Pensions		Retirement Plans		Benefits

(In thousands)	2008	2007	2008	2007	2008	2007

Change in benefit obligation
Projected benefit obligation at beginning of year	$89,264	$91,343	$11,560	$11,320	$6,278	$6,436
Service cost	3,150	3,236	538	500	196	198
Interest cost	5,451	5,031	707	636	372	351
Plan participant contributions	-	-	-	-	277	222
Plan amendments	-	-	-	-	-	102
Actuarial loss (gain)	1,637	(5,885)	209	(340)	(624)	(545)
Benefits paid	(5,544)	(4,461)	(697)	(556)	(676)	(486)
Adjustment for change in measurement date	2,150	-	311	-	142	-

Projected benefit obligation at end of year	96,108	89,264	12,628	11,560	5,965	6,278

Change in plan assets
Fair value of plan assets at beginning of year	103,444	96,039	-	-	-	-
Actual return on plan assets	(29,763)	11,866	-	-	-	-
Employer contributions	7,000	-	697	556	399	264
Plan participant contributions	-	-	(697)	-	277	222
Benefits paid and administrative expenses	(5,544)	(4,461)		(556)	(676)	(486)
Adjustment for change in measurement date	1,798	-	-	-	-	-

Fair value of plan assets at end of year	76,935	103,444	-	-	-	-

Funded status at measurement date and net amount recognized in Company’s consolidated balance sheets	$(19,173)	$14,180	$(12,628)	$(11,560)	$(5,965)	$(6,278)

Accumulated benefit obligation	$88,717	$81,901	$(9,754)	$9,300	$(5,965)	$6,278

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table presents the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost as of December 31, 2008 and 2007.

			Supplemental Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2008	2007	2008	2007	2008	2007

Transition obligation	$-	$-	$-	$90	$66	$150
Prior service cost	342	386	38	44	-	-
Actuarial loss (gain)	22,871	(2,034)	(26)	(24)	(733)	(398)

Unrecognized components of net periodic benefit cost in accumulated other comprehensive income, net of tax	$23,213	$(1,648)	$12	$110	$(667)	$(248)

The components of net periodic pension cost for the periods indicated were as follows (in thousands):

	Year Ended December 31,

Qualified pension	2008	2007	2006

Service cost - benefits earned during the period	$3,150	$3,236	$2,878
Interest cost on projected benefit obligation	5,451	5,031	4,550
Expected return on plan assets	(7,191)	(7,143)	(6,945)
Amortization and deferral	51	51	51
Recognized net loss	-	317	76

Net periodic pension cost	$1,461	$1,492	$610

Supplemental retirement plans

Service cost - benefits earned during the period	$538	$500	$557
Interest cost on projected benefit obligation	706	636	599
Amortization and deferral	7	7	11
Recognized net loss (gain)	213	(282)	(413)

Net periodic benefit cost	$1,464	$861	$754

Other postretirement benefits

Service cost - benefits earned during the period	$196	$198	$159
Interest cost on projected benefit obligation	372	351	333
Amortization and deferral	52	52	55
Recognized net gain	(80)	(23)	(17)

Net periodic benefit cost	$540	$578	$530

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

		Supplemental	Other
	Qualified	Executive	Postretirement
(In thousands)	Pension	Retirement Plans	Benefits

Transition obligation	$-	$-	$52
Prior service cost	53	7	-
Actuarial loss (gain)	816	(1)	(172)

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

			Other
	Qualified	Nonqualified	Postretirement
(In thousands)	Pensions	Pensions	Benefits

2009	$4,745	$762	$508
2010	4,895	745	469
2011	5,028	895	388
2012	5,240	1,386	406
2013	5,627	1,602	422
2014 - 2018	33,373	7,983	2,545

Significant actuarial assumptions used to determine the actuarial present value of the projected obligation were as follows:

			Supplemental Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

	2008	2007	2008	2007	2008	2007

Discount rate	6.10%	6.25%	6.35%	6.25%	6.25%	6.25%
Rate of compensation increase	3.50	4.00	3.50	4.00	n/a	n/a

Significant actuarial assumptions used to determine the net periodic benefit cost were as follows:

			Supplemental Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

	2008	2007	2008	2007	2008	2007

Discount rate	6.25%	5.75%	6.25%	6.25%	6.25%	6.25%
Expected return on plan assets	8.00	8.00	n/a	n/a	n/a	n/a
Rate of compensation increase	4.00	4.00	4.00	4.00	n/a	n/a

Assumed health care cost trend rates at December 31,

	2008	2007

Health care cost trend rate assumed for next year	9.50%	9.50%
Rate that the cost trend rate gradually declines to	5.00	5.00
Year that the rate reaches the rate it is assumed to remain at	2017	2016

Effect of one percentage change in assumed health care cost trend rates in 2008

	1% Increase	1% Decrease

Effect on total service and interest components	$36,048	$(29,802)
Effect on postretirement benefit obligation	289,838	(256,640)

Investment Strategy and Asset Allocations
Plan assets are to be managed within an ERISA framework so as to provide the greatest probability that the following long-term objectives for the qualified pension plan are met in a prudent manner.

•
Ensure that there is an adequate level of assets to support benefit obligations to participants and retirees over the life of the Plan, taking into consideration the nature and duration of Plan liabilities.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

	Actual percentage of fair value
			Allocation
Asset Class	2008	2007	Range

Equity securities	52.6%	63.5%	49 - 78%
Debt securities	35.2	31.8	25 - 40
Cash	12.2	4.7	0 - 5

Cash held by a particular manager will be viewed as belonging to the asset class in which the manager primarily invests. It is expected that individual managers over time will exceed the median return of the appropriate manager universe composed of professionally managed institutional funds in the same asset class and style.

Rebalancing and Investment of New Contributions
These asset allocation ranges are guidelines and deviations may occur periodically as a result of market movements. In order to balance the benefits of rebalancing with associated transaction costs, assets will be rebalanced if they are outside the range noted above based on quarter-end market values. The cash asset class increased due to a $7.0 million contribution made to the Plan on December 30, 2008. Asset allocations were then rebalanced in January 2009. In addition, the Compensation Committee reserves the right to rebalance at any time it deems necessary and prudent. New contributions to the Plan assets will be invested in a manner that rebalances the Plan assets to the greatest extent possible.

Plan Contributions
The Company plans to contribute $762,000 to the SERP and $300,000 to its other postretirement plan in 2009. The Company does not expect to contribute to the defined benefit pension plan in 2009.

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

There have been no voluntary cash contributions made by the Bank to the Savings Plan maintained for employees meeting certain eligibility requirements for the years ended December 31, 2008, 2007 and 2006.

In connection with the conversion of the Bank to a state-chartered stock bank, the Company established an ESOP in April 2004, to provide substantially all employees of the Company the opportunity to also become stockholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Company’s discretionary contributions to the ESOP over a remaining period of 25 years. The unallocated ESOP shares are pledged as collateral on the loan.

At December 31, 2008, the loan had an outstanding balance of $99.9 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding for purposes of computing earnings per share and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the years ended December 31, 2008, 2007, and 2006 was approximately $3.2 million, $3.7 million and $3.7 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of December 31, 2008 were as follows:

Shares released for allocation	1,162,661
Unreleased shares	6,291,901

Total ESOP shares	7,454,562

Market value of unreleased shares at December 31, 2008 (in thousands)	$82,864

In April of 2004, the Company also established a supplemental profit sharing plan and a supplemental ESOP (the “Supplemental Savings Plans”) that provide benefits for certain key executive officers, which are unfunded. Compensation expense related to the Supplemental Savings Plans was $9,000, $178,000 and $11,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

13.       Stock-Based Compensation
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

Option Awards
Options awarded to date are for a term of ten years. Substantially all of these options were awarded on the original award date of June 17, 2005 and these 2005 options have the following vesting schedule: 40% vested at year-end 2005, 20% vested at year-end 2006, 2007 and 2008. Subsequent awards have vesting periods of either three or four years. The Company has assumed a 0.4% forfeiture rate as the majority of the options have been awarded to senior level management. Compensation expense recorded on options for the year ended December 31, 2008, 2007 and 2006 was $4.2 million, $4.5 million and $4.7 million or after tax expense of approximately $2.8 million, $2.9 million and $3.0 million, respectively. It is anticipated that the Company will recognize expense on options of approximately $211,000, $187,000, $99,000 and $22,000 in calendar years 2009 through 2012. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense recognized in future periods.

Options to purchase 124,656 shares, 125,704 shares and 66,396 shares were granted to employees during the years ended December 31, 2008, 2007 and 2006, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $2.21, $2.72 and $2.49 for these options which were granted in 2008, 2007 and 2006, respectively. The weighted-average related assumptions for these periods are presented in the following table.

	2008	2007	2006

Risk-free interest rate	2.83%	4.41%	4.77%
Expected dividend yield	2.06%	1.62%	1.65%
Expected volatility	16.78%	19.59%	16.14%
Expected life (years)	6.22	4.69	3.84

The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of the grant.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The expected life for options granted during the year ended December 31, 2008 and the three months ended December 31, 2007, was determined by applying the simplified method as allowed by Staff Accounting Bulletin No. 107. The expected life for options granted during the nine months ended September 30, 2007 and the year ended December 31, 2006 was based on the average expected life of recently converted thrifts adjusted for the Company’s shorter vesting term.

For option awards granted in 2008 the Company used its 48 month stock price history for the volatility assumption as compared to the options granted during the years ended December 31, 2007 and 2006 which used historical data of recently converted thrifts for the volatility assumption.

A summary of option activity under the plan as of December 31, 2008 and changes during the period ended are presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,537,660	$14.41
Granted	124,656	13.14
Exercised	-	-
Forfeited/cancelled	(49,154)	14.35
Expired	(191,496)	14.39

Options outstanding at December 31, 2008	8,421,666	$14.40	6.54	$75

Options exercisable at December 31, 2008	8,174,172	$14.40	6.47	$3

There were no options exercised during the year ended December 31, 2008. The total intrinsic value of options exercised during 2007 and 2006 were $2,000 and $5,700, respectively.

The following table summarizes the nonvested options during the year ended December 31, 2008.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2008	1,801,508	$2.65
Granted	124,656	2.21
Vested	(1,629,516)	2.62
Forfeited / Cancelled	(49,154)	2.59

Nonvested at December 31, 2008	247,494	$2.60

The total fair value of options that vested in 2008, 2007 and 2006 was $4.3 million, $4.5 million and $4.4 million, respectively.

Restricted Stock Awards
To date, 3,532,494 shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and these 2005 awards have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards in 2006, 2007 and 2008 have vesting schedules of either three or four years. The associated expense is recorded based on the vesting schedules. Compensation expense recorded on restricted stock for the years ended December 31, 2008, 2007 and 2006 was approximately $7.0 million, $7.5 million and $8.3 million or after tax expense of approximately $4.5 million, $4.9 million and $5.4 million, respectively. The Company anticipates that it will record expense of approximately $6.4 million, $6.3 million, $4.2 million and $29,000 in calendar years 2009 through 2012, respectively. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense recognized in future periods.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the nonvested restricted stock awards during the year ended December 31, 2008.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2008	2,262,216	$14.42
Granted	60,577	12.12
Vested	(601,352)	14.41
Forfeited / Cancelled	(64,508)	14.39

Nonvested at December 31, 2008	1,656,933	$14.33

14.   Income Taxes

The components of income tax expense are summarized as follows:

	Year Ended December 31,

(In thousands)	2008	2007	2006

Current tax expense
Federal	$20,116	$15,952	$22,693
State	82	66	43

Total current	20,198	16,018	22,736

Deferred tax (benefit) expense net of valuation reserve
Federal	826	(955)	1,033
State	(277)	-	-

Total deferred	549	(955)	1,033

Total income tax expense	$20,747	$15,063	$23,769

For the years ended December 31, 2008, 2007 and 2006, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

	Year Ended December 31,

(In thousands)	2008	2007	2006

Provision for income taxes at statutory rate	$23,115	$13,600	$25,412
Increase (decrease) in taxes resulting from:
State income tax expense	53	43	28
Dividends received deduction	(336)	(461)	(359)
Bank-owned life insurance	(1,770)	(2,231)	(1,405)
Low income housing and other tax credits	(25)	(150)	(207)
Excess compensation - 162(m)	507	382	741
Valuation allowance adjustment, charitable contribution	-	3,600	36
Valuation allowance adjustment, capital loss	139	-	(78)
Tax exempt obligations	-	(137)	(200)
Interest related to FIN 48 reserve	(956)	267	-
FIN 48 reserve	120	-	-
Rate change due to change in Massachusetts legislation	(277)	-	-
Other, net	177	150	(199)

Provision for income taxes	$20,747	$15,063	$23,769

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The tax effects of temporary differences and tax carryforwards that give rise to deferred tax assets and liabilities are presented below:

	December 31,

(In thousands)	2008	2007

Deferred tax assets
Bad debts	$20,413	$17,604
Pension and postretirement benefits	20,905	5,959
Borrowings	6,862	8,359
Noncompete agreements	3,270	3,563
Charitable contribution carryover	12,812	15,639
Federal net operating loss carryover	-	352
Capital loss carryover	940	1,311
State net operating loss carryover	14,943	10,256
Restricted stock	7,661	7,015
Loans	316	251
Other, net	1,524	1,336

Total gross deferred tax assets	89,646	71,645

Less valuation allowance	(30,695)	(23,751)

Total deferred tax assets, net of valuation allowance	58,951	47,894

Deferred tax liabilities
Core deposit intangible	17,706	21,244
Unrealized gain on available for sale securities	1,079	5,554
Premises and equipment, principally due to difference in depreciation	1,957	3,040
Limited partnerships	5,342	5,473
Certificate of deposits	68	113
Investments	486	863
Other	1,974	1,574

Total gross deferred tax liabilities	28,612	37,861
Net deferred tax asset	$30,339	$10,033

The allocation of deferred tax benefit involving items charged to income, items charged directly to stockholders’ equity and items charged to goodwill are as follows:

	Year Ended December 31,

	2008		2007		2006

(In thousands)	Federal	State	Federal	State	Federal	State

Deferred tax (benefit) expense allocated to:
Stockholders’ equity, tax effect of unrealized (losses)
gains on marketable equity securities	$(4,139)	$-	$16,334	$-	$3,405	$-
Stockholders’ equity, tax impact of change in minimum
pension liability and adoption of EITF 06-4	(14,263)	-	4,158	-	(3,078)	-
Goodwill	(1,206)	-	(2,145)	-	(814)	-
Reclass to current tax receivable	(1,247)	-	-	-	-	-
Income	549	-	(955)	-	1,033	-

Total deferred tax (benefit) expense	$(20,306)	$-	$17,392	$-	$546	$-

Management believes it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The Company has no remaining federal net operating loss carryforwards at December 31, 2008. The Company has state net operating loss carryforwards at December 31, 2008 of $306.5 million which expire between 2020 and 2029. As of December 31, 2008 and 2007, the Company had a valuation allowance of $20.1 million and $13.5 million, respectively, against its state deferred tax asset, including the state net operating loss carryforwards, in connection with the creation of a Connecticut passive investment company pursuant to legislation enacted in 1998. Under this legislation, Connecticut passive investment companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax.

The Company has no remaining alternative minimum tax credit carryforward at December 31, 2008.

At December 31, 2008, the Company has charitable contribution carryforwards of $34.6 million, of which $34.4 million will expire in 2009, $73,000 in 2010, and $125,000 in 2011. The charitable contribution carryforward primarily resulted from the charitable contribution of 4,000,000 shares of the Company’s stock and $40,000 of cash to the NewAlliance Foundation in 2004. The utilization of charitable contributions for any tax year is limited to 10% of taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. A corporation is permitted to carry over to the five succeeding tax years contributions that exceeded the 10% limitation, but deductions in those years are also subject to the maximum limitation. At December 31, 2008 and 2007, the Company has a valuation allowance of $9.0 million against charitable contributions that are expected to expire in 2009 unused based on Management’s estimate of future taxable income. The estimate of future taxable income is based on significant judgment as to the amount and timing of various income and expense amounts. Management will reassess the estimate of future taxable income as facts and circumstances dictate. Changes in judgment concerning future taxable income may result in a change to the valuation allowance.

The Company has capital loss carryforwards of $2.3 million and $1.9 million at December 31, 2008 and 2007, respectively. $1.9 million of the carryforward is from the acquisition of Westbank. Capital losses can only be used to offset capital gains. Excess losses over gains can be carried back three years or carried forward five years. As of December 31, 2008 and December 31, 2007, there is an $815,000 and a $1.1 million valuation allowance, respectively, for the tax effect of capital loss carryforwards associated with realized and unrealized capital losses on capital assets.

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

On January 1, 2007, the Company adopted the provisions of FIN 48,“Accounting for Uncertainty in Income Taxes”. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $427,000 in the liability for unrecognized tax benefits. As of the date of adoption and after the impact of recognizing the decrease in the liability noted previously, the Company’s unrecognized tax benefits totaled $3.9 million and included $714,000 in accrued interest and penalties. Included in the balance at January 1, 2007, are tax positions of $2.9 million, the disallowance of which would not affect the annual effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,

(In thousands)	2008	2007

Balance, beginning of period	$4,436	$3,854
Additions for tax positions of prior years	-	411
Additions for tax positions from business combinations	-	71
Additions for tax positions of current year	160	100
Reductions for tax positions of prior year	(4,175)	-

Balance, end of period	$421	$4,436

Included in the balance at December 31, 2008 are $421,000 of tax positions for which the ultimate deductibility is highly uncertain but for which the disallowance of the tax position would primarily affect the annual effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2008, the Company has accrued approximately $65,000 in interest and penalties.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Included in the balance at December 31, 2007, are $3.0 million of tax positions for which the ultimate deductibility was highly uncertain but for which the disallowance of the tax position would not affect the annual effective tax rate. Due to the conclusion of an IRS examination that commenced in the first quarter of 2006 related to the 2003-2004 income tax returns for the Company, Alliance and Connecticut Bancshares, $3.9 million of the balance of unrecognized tax benefits was reversed in 2008. As of December 31, 2007, the Company had accrued approximately $1.1 million in interest and penalties.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2005. In the first quarter of 2006, the Internal Revenue Service (IRS) commenced an examination of the 2003 and 2004 tax years for the Company and various acquired entities. As of March 31, 2008, the IRS has completed their audit and they have communicated $64,000 of adjustments before interest, to the audited tax years which the Company has paid. As a result of the completed audit with the IRS, the Company released $991,000 of interest and penalties on unrecognized tax benefits through continuing operations and $2.9 million of unrecognized tax benefits through goodwill. In the third quarter of 2008, the IRS commenced an examination of the 2006 and 2007 tax years for Westbank. As of December 31, 2008, the IRS has not proposed any significant adjustments to Westbank’s tax returns. In 2007, the IRS commenced and completed an examination of CIMI’s 2005 tax year. The proposed assessment including interest was approximately $6,000 and was paid by the Company in 2008.

The Company anticipates that $20,000 of the balance of unrecognized tax benefits as of December 31, 2008 will reverse in the next 12 months due to statute of limitation expirations.

15.   Commitments and Contingencies

Cash and Due from Banks Withdrawal and Usage Restrictions
The Company is required to maintain reserves against its transaction accounts and non-personal time deposits. As of December 31, 2008 and 2007, the Company was required to have deposits at the Federal Reserve Bank of approximately $26.6 million and $25.3 million, respectively, to meet these requirements.

Leases
The Company leases certain of its premises and equipment under lease agreements, which expire at various dates through November 30, 2027. The Company has the option to renew certain of the leases at fair rental values. Rental expense was approximately $4.4 million, $4.3 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum payments, by fiscal year in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following:

(In thousands)	Amount

2009	$3,797
2010	3,421
2011	2,521
2012	1,981
2013	1,476
thereafter	6,452

Total	$19,648

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The table below summarizes the Company’s commitments and contingencies discussed above.

	December 31,

(In thousands)	2008	2007

Loan origination commitments	$108,948	$71,191
Unadvanced portion of construction loans	82,525	163,302
Standby letters of credit	7,908	15,885
Unadvanced portion of lines of credit	608,043	560,298

Total commitments	$807,424	$810,676

Other Commitments
As of December 31, 2008 and 2007, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $1.8 million and $2.8 million, respectively, which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

Forward sale commitments are entered into with respect to certain individual residential loan origination commitments, with delivery conditional on the closing of the related loans. The forward sale commitments generally require delivery within 60 days from application of the related loan, and conformity with standard secondary market guidelines including loan documentation. The total outstanding amount of forward mortgage sale commitments was $36.0 million and $4.3 million at December 31, 2008 and 2007, respectively. The Company has no other off-balance sheet financial instruments that qualify as derivative instruments. Changes in the fair value of forward sale commitments and related origination commitments are equal in amount due to the Bank’s practice of entering into a sale commitment at the time it issues an origination commitment for a particular loan. Forward sale commitments related to closing loans are accounted for as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Because the forward sale commitments relate to specific loan commitments, changes in the fair value of the forward commitments offset changes in the fair value of the related loan commitments.

Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of the Company.

16.   Stockholders’ Equity
 At December 31, 2008, stockholders’ equity amounted to $1.38 billion, or 16.6% of total assets, compared to $1.41 billion, or 17.1%, at December 31, 2007. The Company paid cash dividends of $0.275 and $0.255 per share on common stock during the years ended December 31, 2008 and 2007, respectively.

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

Treasury Shares
Share Repurchase Plan
On January 31, 2006, the Company’s Board of Directors authorized a repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 6,800,000 shares of common stock at a weighted average price of $13.23 per share as of December 31, 2008. There is no set expiration date for this repurchase plan.

Other
Upon vesting of shares of restricted stock, plan participants may choose to have the Company withhold a number of shares necessary to satisfy tax withholding requirements. The withheld shares are classified as treasury shares by the Company. For the year ended December 31, 2008, 136,610 shares were returned to the Company for this purpose.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Liquidation Account
As part of the conversion to a stock bank on April 1, 2004, the Bank established a liquidation account for the benefit of account holders in an amount equal to the Bank’s capital of $403.8 million as of September 30, 2003. The liquidation account will be maintained for a period of ten years after the conversion for the benefit of those deposit account holders who qualified as eligible account holders at the time of the conversion and who have continued to maintain their eligible deposit balances with the Bank following the conversion. The liquidation account, which totaled $125.5 million at December 31, 2008, is reduced annually by an amount equal to the decrease in eligible deposit balances, notwithstanding any subsequent increases in the account. In the unlikely event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive his/her proportionate interest in the liquidation account, after the payment of all creditors’ claims, but before distributions to the Company as the sole stockholder of the Bank. The Bank may not declare or pay a dividend on its capital stock if its effect would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. As of December 31, 2008 and December 31, 2007 the Company and the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no events or conditions, which have occurred subsequent to the notification that would change the Bank’s capital category. The following is a summary of the Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007, compared to the required amounts and ratios for minimum capital adequacy and for classification as a well capitalized institution:

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
December 31, 2008
Tier 1 Capital (to Average Assets)	$735,144	9.5%	$308,308	4.0%	$385,385	5.0%
Tier 1 Capital (to Risk Weighted Assets)	735,144	16.2	181,978	4.0	272,967	6.0
Total Capital (to Risk Weighted Assets)	785,055	17.3	363,955	8.0	454,944	10.0

December 31, 2007
Tier 1 Capital (to Average Assets)	$692,735	9.1%	$304,876	4.0%	$381,095	5.0%
Tier 1 Capital (to Risk Weighted Assets)	692,735	15.6	178,102	4.0	267,153	6.0
Total Capital (to Risk Weighted Assets)	736,548	16.5	356,204	8.0	445,254	10.0

NewAlliance Bancshares, Inc.
December 31, 2008
Tier 1 Capital (to Average Assets)	$853,628	11.1%	$308,873	4.0%	$386,091	5.0%
Tier 1 Capital (to Risk Weighted Assets)	853,628	18.7	182,537	4.0	273,806	6.0
Total Capital (to Risk Weighted Assets)	903,539	19.8	365,075	8.0	456,343	10.0

December 31, 2007
Tier 1 Capital (to Average Assets)	$833,596	10.9%	$305,288	4.0%	$381,610	5.0%
Tier 1 Capital (to Risk Weighted Assets)	833,596	18.6	179,225	4.0	268,837	6.0
Total Capital (to Risk Weighted Assets)	877,409	19.6	358,449	8.0	448,062	10.0

17.   Other Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income and other comprehensive income (loss) and the related tax effects for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,

(In thousands)	2008	2007	2006

Net income	$45,296	$23,793	$48,837
Other comprehensive income (loss), before tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(11,911)	18,752	10,060
Reclassification adjustment for (gains) losses included in net income	(1,843)	27,542	(81)
Minimum pension liability adjustment	-	-	79
Unrecognized pension and post retirement (losses) gains	(37,731)	11,620	-

Other comprehensive (loss) income, before tax	(51,485)	57,914	10,058
Income tax benefit (expense), net of valuation allowance (1)	17,535	(20,401)	(3,433)

Other comprehensive (loss) income, net of tax	(33,950)	37,513	6,625

Comprehensive income	$11,346	$61,306	$55,462

(1)
Deferred income tax benefit related to securities losses was $4.8 million for the year ended December 31, 2008. Deferred income tax expense related to securities gains was $16.2 million and $3.4 million for the years ended December 31, 2007 and 2006, respectively. Included in deferred income taxes related to securities gains and losses was a change in the valuation allowance of $663,000, $131,000 and $88,000 for the years ended December 31, 2008, 2007 and 2006, respectively, for the tax effects of unrealized capital losses on equity securities. For the year ended December 31, 2008 there was an income tax benefit of $13.4 million related to unrecognized pension losses. For the years ended December 31, 2007 and 2006 there was income tax expense of $4.1 million and $28,000, respectively related to unrecognized pension gains or adjustments.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

18.   Earnings Per Share

The following is an analysis of the Company’s basic and diluted EPS for the periods presented:

	Year Ended December 31,

(In thousands, except per share data)	2008	2007	2006

Net income	$45,296	$23,793	$48,837
Average common shares outstanding for basic EPS	99,587	103,146	99,981
Dilutive effect of stock options and unvested stock awards (1)	120	436	503

Average common and common-equivalent shares for dilutive EPS	99,707	103,582	100,484
Net income per common share:
Basic	$0.45	$0.23	$0.49
Diluted	0.45	0.23	0.49

(1)

Not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period were options to purchase 8,339,450, 114,465 and 236,105 shares of common stock that were outstanding at December 31, 2008, 2007 and 2006, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

19.   Selected Quarterly Consolidated Information (unaudited)

The following tables present quarterly financial information of the Company for 2008 and 2007, respectively:

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share data)	2008	2008	2008	2008

Interest and dividend income	$98,737	$99,042	$99,180	$102,214
Interest expense	50,934	50,983	50,932	56,208

Net interest income before provision for loan losses	47,803	48,059	48,248	46,006
Provision for loan losses	3,800	4,200	3,700	1,700

Net interest income after provision for loan losses	44,003	43,859	44,548	44,306
Non-interest income	12,306	13,405	14,519	15,666
Non-interest expense	41,643	41,371	41,317	42,237

Income before taxes	14,666	15,893	17,750	17,735
Income tax provision	5,022	4,957	5,968	4,801

Net income	$9,644	$10,936	$11,782	$12,934

Basic and diluted earnings per share	$0.10	$0.11	$0.12	$0.13

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share data)	2007	2007	2007	2007

Interest and dividend income	$106,510	$101,853	$98,111	$96,806
Interest expense	61,179	58,161	55,502	53,401

Net interest income before provision for loan losses	45,331	43,692	42,609	43,405
Provision for loan losses	2,300	1,000	600	1,000

Net interest income after provision for loan losses	43,031	42,692	42,009	42,405
Non-interest income	14,245	10,457	(7,766)	14,229
Non-interest expense	40,161	38,581	40,935	42,769

Income before taxes	17,115	14,568	(6,692)	13,865
Income tax provision	6,180	7,147	(2,833)	4,569

Net income	$10,935	$7,421	$(3,859)	$9,296

Basic and diluted earnings per share	$0.11	$0.07	$(0.04)	$0.09

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

20.   Parent Company Statements

The following represents the Parent Company’s balance sheets as of December 31, 2008 and 2007, and statements of income and cash flows for the years ended December 31, 2008, 2007 and 2006.

Balance Sheet

	December 31,

(In thousands)	2008	2007

Assets
Interest earning and other bank deposits	$106,390	$114,346
Investment in subsidiaries	1,287,367	1,290,881
Other assets	13,356	27,445

Total assets	$1,407,113	$1,432,672

Liabilities and shareholders’ equity
Accrued interest and other liabilities	$411	$776
Borrowings	25,486	24,789
Shareholders’ equity	1,381,216	1,407,107

Total liabilities and shareholders’ equity	$1,407,113	$1,432,672

Income Statement

	Year Ended December 31,

(In thousands)	2008	2007	2006

Revenues
Interest on investments	$1,765	$2,285	$2,942
Other income	86	536	139

Total revenue	1,851	2,821	3,081

Expenses
Interest on long term notes and debentures	1,692	1,869	710
Other expenses	15,513	16,104	15,852

Total expenses	17,205	17,973	16,562

Loss before tax benefit and equity in undistributed net income of subsidiaries	(15,354)	(15,152)	(13,481)
Income tax benefit	(5,374)	(5,735)	(4,732)

Loss before equity in undistributed net income of subsidiaries	(9,980)	(9,417)	(8,749)

Equity in undistributed net income of subsidiaries	55,276	33,210	57,586

Net income	$45,296	$23,793	$48,837

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Statement of Cash Flows

	Year Ended December 31,

(In thousands)	2008	2007	2006

Cash flows from operating activities
Net income	$45,296	$23,793	$48,837
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed income of NewAlliance Bank	(55,276)	(33,210)	(57,586)
ESOP expense	3,399	3,669	3,684
Restricted stock compensation expense	6,992	7,521	8,315
Stock option compensation expense	4,247	4,455	4,657
Deferred tax benefit	1,895	3,155	(246)
Amortization of investment securities, net	-	-	2
Net change in other assets and other liabilities	12,526	53,582	(41,738)

Net cash provided by (used in) operating activities	19,079	62,965	(34,075)

Cash flows from investing activities
Proceeds from maturity, sales, calls and principal reductions of
securities available for sale	-	118	19
Net investment in bank subsidiary	23,259	16,053	(12,256)

Net cash provided by (used in) investing activities	23,259	16,171	(12,237)

Cash flows from financing activities
Shares issued for stock option exercises	-	42	55
Book (over) under tax benefit of stock-based compensation	(408)	470	-
Acquisition of treasury shares	(22,027)	(63,796)	(26,662)
Dividends paid	(27,859)	(26,999)	(24,159)

Net cash used by financing activities	(50,294)	(90,283)	(50,766)

Net decrease in cash and cash equivalents	(7,956)	(11,147)	(97,078)

Cash and cash equivalents, beginning of period	114,346	125,493	222,571

Cash and cash equivalents, end of period	$106,390	$114,346	$125,493

Supplemental information
Cash paid for interest	$1,700	$1,869	$710

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit
Number
3.1

Amended and Restated Certificate of Incorporation of NewAlliance Bancshares, Inc. Incorporated herein by reference is Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.

3.2	Amended and Restated Bylaws of NewAlliance Bancshares, Inc.
4.1	See Exhibit 3.1, Amended and Restated Certificate of Incorporation and Exhibit 3.2, Bylaws of NewAlliance Bancshares, Inc.
10.1	Intentionally omitted
10.2

Amended and Restated NewAlliance Bank Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q, filed November 7, 2008.

10.3

NewAlliance Amended and Restated Employee Stock Ownership Plan Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.3 filed with the Company’s Quarterly Report on Form 10-Q, filed November 7, 2008.

10.4

The NewAlliance Bank Amended and Restated 401(k) Supplemental Executive Retirement Plan. Incorporated herein by reference is Exhibit 10.4 filed with the Company’s Quarterly Report on Form 10-Q, filed November 7, 2008.

10.5

NewAlliance Bank Executive Incentive Plan approved by shareholders on April 17, 2008, as amended. Incorporated by reference is Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q, filed August 7, 2008.

10.6	Employee Change of Control Severance Plan. Incorporated by reference is Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q, filed November 8, 2007.
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

10.7.11	Employment Agreement between NewAlliance Bank and Mark Gibson, effective February 18, 2009 (filed herewith).
10.8.1	Form of Stock Option Agreement (for outside directors). Incorporated herein by reference is Exhibit 10.8.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.
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

10.10	NewAlliance Bancshares, Inc. 2005 Long-Term Compensation Plan. Incorporated herein by reference is Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8, filed November 4, 2005.
10.11	(Intentionally omitted)

10.12	Form of Indemnification Agreement for Directors and Certain Executive Officers. Incorporated herein by reference is Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K, filed March 1, 2007.
10.13	General Severance Plan (filed herewith).
14	Code of Ethics for Senior Financial Officers. Incorporated herein by reference is Exhibit 14 filed with the Company’s Annual Report on Form 10-KT, filed March 30, 2004.
21	Subsidiaries of NewAlliance Bancshares, Inc. and NewAlliance Bank. Incorporated herein by reference is Exhibit 21 filed with the Company’s Annual Report on Form 10-K, filed March 1, 2007.
31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Merrill B. Blanksteen pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Merrill B. Blanksteen pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Peyton R. Patterson	February 24, 2009

Peyton R. Patterson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Peyton R. Patterson	Chairman of the Board, President and	February 24, 2009
Peyton R. Patterson	Chief Executive Officer
(principal executive officer)

/s/ Merrill B. Blanksteen	Executive Vice President, Chief Financial	February 24, 2009
Merrill B. Blanksteen	Officer and Treasurer
(principal financial officer)

/s/ Mark F. Doyle	Senior Vice President and Chief Accounting	February 24, 2009
Mark F. Doyle	Officer
(principal accounting officer)

/s/ Douglas K. Anderson	Director	February 24, 2009
Douglas K. Anderson

/s/ Roxanne J. Coady	Director	February 24, 2009
Roxanne J. Coady

/s/ John F. Croweak	Director	February 24, 2009
John F. Croweak

/s/ Sheila B. Flanagan	Director	February 24, 2009
Sheila B. Flanagan

/s/ Carlton L. Highsmith	Director	February 24, 2009
Carlton L. Highsmith

/s/ Robert J. Lyons, Jr.	Director	February 24, 2009
Robert J. Lyons, Jr.

/s/ Eric A. Marziali	Director	February 24, 2009
Eric A. Marziali

/s/ Julia M. McNamara	Director	February 24, 2009
Julia M. McNamara

/s/ Gerald B. Rosenberg	Director	February 24, 2009
Gerald B. Rosenberg

/s/ Joseph H. Rossi	Director	February 24, 2009
Joseph H. Rossi

/s/ Nathaniel D. Woodson	Director	February 24, 2009
Nathaniel D. Woodson

/s/ Joseph A. Zaccagnino	Director	February 24, 2009
Joseph A. Zaccagnino