Form 10-Q
period 2009-03-31
NEWALLIANCE BANCSHARES INC
filed 2009-05-08
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                              [ X ] Yes [     ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was requires to submit and post such files).                [     ] Yes [ X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer

Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 [     ] Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	106,788,675

Class	Outstanding at May 6, 2009

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except per share data) (Unaudited)	2009	2008

Assets
Cash and due from banks, noninterest bearing	$137,381	$98,131
Short term investments	80,000	55,000

Cash and cash equivalents	217,381	153,131
Investment securities available for sale (note 5)	2,085,958	1,928,562
Investment securities held to maturity (note 5)	312,095	309,782
Loans held for sale (includes $13,787 measured at fair value at March 31, 2009)	20,413	5,361
Loans, net (note 6)	4,882,113	4,912,874
Federal Home Loan Bank of Boston stock	120,821	120,821
Premises and equipment, net	58,307	59,419
Cash surrender value of bank owned life insurance	137,476	136,868
Goodwill (note 7)	527,167	527,167
Identifiable intangible assets (note 7)	41,732	43,860
Other assets (note 8)	95,136	101,673

Total assets	$8,498,599	$8,299,518

Liabilities
Deposits (note 9)
Non-interest bearing	$494,412	$494,978
Savings, interest-bearing checking and money market	2,489,041	2,178,593
Time	1,678,706	1,774,259

Total deposits	4,662,159	4,447,830
Borrowings (note 10)	2,341,761	2,376,496
Other liabilities	100,502	93,976

Total liabilities	7,104,422	6,918,302

Commitments and contingencies (note 14)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares; issued 121,486 shares at March 31, 2009 and December 31, 2008	1,215	1,215
Additional paid-in capital	1,245,544	1,245,679
Unallocated common stock held by ESOP	(91,465)	(92,380)
Unearned restricted stock compensation	(16,820)	(18,474)
Treasury stock, at cost (14,697 shares at March 31, 2009 and 14,427 shares at December 31, 2008)	(203,531)	(200,428)
Retained earnings	472,130	467,580
Accumulated other comprehensive loss (note 16)	(12,896)	(21,976)

Total stockholders’ equity	1,394,177	1,381,216

Total liabilities and stockholders’ equity	$8,498,599	$8,299,518

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended
	March 31,

(In thousands, except per share data) (Unaudited)	2009	2008

Interest and dividend income
Residential real estate loans	$34,594	$33,278
Commercial real estate loans	17,617	18,887
Commercial business loans	5,711	7,365
Consumer loans	8,707	10,287
Investment securities	27,962	30,393
Federal funds sold and other short-term investments	164	284
Federal Home Loan Bank of Boston stock	-	1,720

Total interest and dividend income	94,755	102,214

Interest expense
Deposits	22,840	29,998
Borrowings	23,922	26,210

Total interest expense	46,762	56,208

Net interest income before provision for loan losses	47,993	46,006

Provision for loan losses	4,100	1,700

Net interest income after provision for loan losses	43,893	44,306

Non-interest income
Depositor service charges	5,953	6,632
Loan and servicing income (loss), net	(181)	381
Trust fees	1,259	1,670
Investment management, brokerage & insurance fees	2,250	2,532
Bank owned life insurance	871	1,529
Net gain on securities	1,866	1,138
Mortgage banking activity & loan sale income	2,019	257
Other	226	1,527

Total non-interest income	14,263	15,666

Non-interest expense
Salaries and employee benefits (notes 11 & 12)	21,231	23,689
Occupancy	4,755	4,895
Furniture and fixtures	1,475	1,686
Outside services	5,350	4,273
Advertising, public relations, and sponsorships	1,213	1,709
Amortization of identifiable intangible assets	2,128	2,364
Merger related charges	1	56
Other	4,228	3,565

Total non-interest expense	40,381	42,237

Income before income taxes	17,775	17,735

Income tax provision (note 13)	6,185	4,801

Net income	$11,590	$12,934

Basic earnings per share (note 17)	$0.12	$0.13
Diluted earnings per share (note 17)	0.12	0.13
Weighted-average shares outstanding (note 17)
Basic	99,254	100,277
Diluted	99,270	100,330
Dividends per share	$0.070	$0.065

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Three Months Ended March 31, 2009	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (Unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income (Loss)	Equity

Balance December 31, 2008	107,059	$1,215	$1,245,679	$(92,380)	$(18,474)	$(200,428)	$467,580	$(21,976)	$1,381,216

Dividends declared ($0.07 per share)							(7,040)		(7,040)
Allocation of ESOP shares, net of tax			(129)	915					786
Treasury shares acquired (note 15)	(270)					(3,103)			(3,103)
Restricted stock expense					1,654				1,654
Stock option expense			54						54
Book (over) tax benefit of stock-based compensation			(60)						(60)

Comprehensive income:
Net income							11,590		11,590
Other comprehensive income, net of tax (note 16)								9,080	9,080

Total comprehensive income									20,670

Balance March 31, 2009	106,789	$1,215	$1,245,544	$(91,465)	$(16,820)	$(203,531)	$472,130	$(12,896)	$1,394,177

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

(In thousands) (Unaudited)	2009	2008

Cash flows from operating activities
Net income	$11,590	$12,934
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,100	1,700
Loss (gain) on OREO	173	(68)
Restricted stock compensation expense	1,654	1,922
Stock option compensation expense	54	1,125
ESOP expense	786	796
Amortization of identifiable intangible assets	2,128	2,364
Net amortization/accretion of fair market adjustments from net assets acquired	(872)	(1,289)
Net amortization/accretion of investment securities	455	(839)
Change in deferred income taxes	497	2,057
Depreciation and amortization of premises and equipment	1,618	1,772
Net gain on securities	(1,866)	(1,138)
Mortgage banking activity and loan sale income	(2,019)	(257)
Proceeds from sales of loans held for sale	150,713	21,709
Loans originated for sale	(163,746)	(26,151)
Gain on sale of fixed assets	(19)	(4)
Net loss on limited partnerships	748	209
Increase in cash surrender value of bank owned life insurance	(871)	(1,529)
Increase in other assets	(446)	(6,300)
Increase in other liabilities	6,526	11,422

Net cash provided by operating activities	11,203	20,435

Cash flows from investing activities
Purchase of securities available for sale	(320,147)	(121,532)
Purchase of securities held to maturity	(21,451)	(58,995)
Proceeds from maturity, sales, calls and principal reductions of securities available for sale	128,452	217,272
Proceeds from maturity, calls and principal reductions of securities held to maturity	69,105	15,124
Proceeds from sales of fixed assets	32	-
Net decrease (increase) in loans held for investment	25,980	(30,924)
Proceeds from sales of other real estate owned	1,096	517
Proceeds from bank owned life insurance	263	-
Purchase of premises and equipment	(498)	(1,342)

Net cash (used) provided by investing activities	(117,168)	20,120

Cash flows from financing activities
Net increase (decrease) in customer deposit balances	214,367	(116,044)
Net (decrease) increase in short-term borrowings	(11,270)	35,368
Proceeds from long-term borrowings	142,000	198,000
Repayments of long-term borrowings	(164,679)	(162,988)
Book (over)/under tax benefit of stock-based compensation	(60)	107
Acquisition of treasury shares	(3,103)	(2,988)
Dividends declared	(7,040)	(6,643)

Net cash provided (used) by financing activities	170,215	(55,188)

Net increase (decrease) in cash and cash equivalents	64,250	(14,633)

Cash and equivalents, beginning of period	153,131	160,879

Cash and equivalents, end of period	$217,381	$146,246

Supplemental information
Cash paid for
Interest on deposits and borrowings	$47,180	$57,460
Income taxes paid (refunded), net	247	(1,590)
Noncash transactions
Loans transferred to other real estate owned	707	177

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements of NewAlliance Bancshares, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 amends FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1,“Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company has not elected early application of this FSP and does not anticipate it to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. When an other-than-temporary impairment exists under this stated assertion, the amount of impairment related to the credit loss component would be recognized in earnings while the remaining amount would be recognized in other comprehensive income. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The Company has not elected early application of this FSP and does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends the disclosure requirements in FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS No. 157-4 and FSP No. FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company has not elected early application of this FSP and does not anticipate that the adoption will have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Pursuant to the FSP, the added disclosures include: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157. Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs. The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. Management believes that the FSP will not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” and other applicable accounting literature. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP No. 142-3 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements regarding derivative instruments and hedging activities and specifically requires (i) qualitative disclosures about objectives and strategies for using derivatives, (ii) quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and (iii) disclosures about credit risk-related contingent features in derivative agreements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires among other things, that acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition; the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to provide certain disclosures that will allow users of the financial statements to understand the nature and financial effect of the business combination. SFAS No. 141(R) became effective on January 1, 2009. The adoption of SFAS No. 141 (R) would apply prospectively to any future business combinations and is expected to have a significant effect on NewAlliance’s consolidated financial statements, when a business combination occurs.

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

SFAS No. 159, Fair Value Option

SFAS No. 159 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The Company elected the fair value option as of January 1, 2009 for its portfolio of mortgage loans held for sale pursuant to forward loan sale commitments originated after January 1, 2009 in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of the derivative forward loan sale contracts used to economically hedge them. As a result of the surge of refinances resulting from the recent drop in mortgage rates within the industry, the balance of loans held for sale and derivative contracts relating to those loans have increased significantly. The election under SFAS No. 159 relating to mortgage loans held for sale does not result in a transition adjustment to retained earnings and instead changes in the fair value have an impact on earnings as a component of noninterest income and noninterest expense.

As of March 31, 2009, mortgage loans held for sale pursuant to forward loan sale commitments had a fair value of $13.8 million, which includes a positive fair value adjustment of $131,000.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	March 31, 2009

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale	$2,085,959	$206,153	$1,851,263	$28,543
Mortgage Loans Held for Sale	13,787	-	13,787	-
Derivative Assets	1,126	-	1,126	-
Derivative Liabilities	(826)	-	(826)	-

	December 31, 2008

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale	$1,928,563	$229,803	$1,672,134	$26,626

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value. There were no Level 3 assets measured on a recurring basis during the three months ended March 31, 2008.

Securities
(In thousands)	Available for Sale

Beginning balance, January 1, 2009	$26,626
Transfer into Level 3	-
Total gains (losses) - (realized/unrealized):
Included in earnings	-
Included in other comprehensive income	1,917
Purchases, issuances, and settlements	-

Ending Balance, March 31, 2009	$28,543

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

The Company utilizes Interactive Data Corp., a third party, nationally-recognized pricing service (“pricing service”) to estimate fair value measurements for 98.6% of its investment securities portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things. The fair value prices on all investment securities are reviewed for reasonableness by management through an extensive process. This review process includes an analysis of changes in the LIBOR / swap curve, the treasury curve, mortgage rates and credit spreads as well as a review of the securities inventory list which details issuer name, coupon and maturity date for unusual market price fluctuations and no adjustments were made to the pricing. Also, management assessed the valuation techniques used by the pricing service based on a review of their pricing methodology to ensure proper hierarchy classifications.

The Company did not use the pricing service for its Level 3 securities which includes auction rate certificates and a pooled trust preferred security. At March 31, 2009, these securities comprised 1.4%, or $28.5 million, of the Company’s total investment portfolio. The Company owns auction rate certificates which are pools of government guaranteed student loans issued by state

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

student loan departments. Due to the lack of liquidity in the auction rate market, the Company obtained a price from the market maker that factored in credit risk and liquidity premiums to determine a current fair value market price. The pooled trust preferred security was not priced by the pricing service at March 31, 2009 and therefore, management calculated a price by using the Bloomberg AA rated bank yield curve to discount the cash flows of the investment. The low level of the three month LIBOR, the general widening of credit spreads for all non-government guaranteed asset classes and the lack of liquidity in the fixed income markets due to capital constraints, were all factors in the determination of the current fair value market price.

Mortgage Loans Held for Sale: Fair values were estimated utilizing quoted prices for similar assets in active markets. Any change in the valuation of mortgage loans held for sale is based upon the change in market interest rates between closing the loan and the measurement date. As the loans are sold to the secondary market, the market prices are obtained from Freddie Mac and represent a delivery price which reflects the underlying price Freddie Mac would pay the company for an immediate sale on these mortgages.

Derivatives: Derivative instruments related to loans held for sale are carried at fair value. Fair value is determined through quotes obtained from actively traded mortgage markets. Any change in fair value for rate lock commitments to the borrower is based upon the change in market interest rates between making the rate lock commitment and the measurement date and, for forward loan sale commitments to the investor, is based upon the change in market interest rates from entering into the forward loan sales contract and the measurement date. Both the rate lock commitments to the borrowers and the forward loan sale commitments to investors are undesignated derivatives pursuant to the requirements of SFAS No. 133, however, the Company has not designated them as hedging instruments. Accordingly, they are marked to fair value through earnings.

At March 31, 2009, the effects of fair value measurements for interest rate lock commitment derivatives and forward loan sale commitments were as follows (mortgage loans held for sale are shown for informational purposes only):

	March 31, 2009

	Notional or
	Principal	Fair Value
(In thousands)	Amount	Adjustment

Rate Lock Commitments	$72,792	$1,126
Forward Sales Commitments	82,528	(826)
Mortgage Loans Held for Sale	13,656	131

The Company sells its fixed rate mortgage with original terms of 15 years and over loans on a servicing released basis and receives a servicing released premium upon sale. The servicing value has been included in the pricing of the rate lock commitments and loans held for sale. The Company estimates a fallout rate of approximately 10% based upon historical averages in determining the fair value of rate lock commitments. Although, the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and therefore has concluded that the fair value measurements meet the Level 2 criteria. The collection of upfront fees from the borrower is the driver of the Company’s low fallout rate. If this practice were to change, the fallout rate would most likely increase and the Company would reassess the significance of the fallout rate on the fair value measurement.

Prior to January 1, 2009, the mortgage loans held for sale and the derivatives associated with those loans had balances of notional amounts and fair value adjustments that did not have a material impact on the financial statements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables detail the financial instruments carried at fair value on a nonrecurring basis as of March 31, 2009 and December 31, 2008 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2009

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$2,378	$-	$-	$2,378
Impaired Loans	9,779	-	-	9,779

	December 31, 2008

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$3,001	$-	$-	$3,001
Impaired Loans	8,284	-	-	8,284

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

Impaired Loans: Impaired loans for which the Company expects to receive less than the contracted balance are written down to fair value. Consequently, measurement at fair value is on a nonrecurring basis. These loans are written down through a specific reserve within the Bank’s total loan loss reserve allowance. The fair value of these assets are classified within Level 3 of the valuation hierarchy and are estimated based on collateral values supported by appraisals.

4.	Derivative Financial Instruments

In the ordinary course of business, the Company uses various derivative financial instruments to service the financial needs of customers and to reduce its exposure to fluctuations in interest rates. The Company considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity, as it prevents earnings from being exposed to undue risk posed by changes in interest rates. The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended, which requires that all derivative instruments be recorded on the statement of condition at their fair values. The Company does not enter into derivative transactions for speculative purposes, does not have any derivatives designated as hedging instruments, nor is party to a master netting agreement as of March 31, 2009.

Loan Commitments and Forward Loan Sale Commitments: The Company enters into contractual commitments, interest rate lock commitments with borrowers, to finance residential mortgage loans. Primarily to mitigate the interest rate risk on these commitments, the Company also enters to “mandatory” and “best effort” forward loan sale delivery commitments with investors. The interest rate lock commitments and the forward loan delivery commitments meet the definition of a derivative in SFAS No. 133, however, the Company has not designated them as hedging instruments. Upon closing the loan, the loan commitment expires and the Company records a loan held for sale subject to the same forward loan sale commitment. Prior to January 1, 2009, the Company accounted for loans held for sale at the lower or cost or fair value in accordance with SFAS No.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

65,“Accounting for Certain Mortgage Banking Activities.” Fluctuations in the fair value of loan commitments, loans held for sale, and forward loan sale commitments generally move in opposite directions, and the net impact of the changes in these valuations on net income is generally inconsequential to the financial statements.

As a result of the decrease in mortgage rates at the end of 2008 and the beginning of 2009, the banking industry has seen a large increase in mortgage loan refinances and hence, the Company’s committed loans and forward loan sale commitments have significantly increased. The Company has elected the fair value option pursuant to SFAS No. 159 for loans held for sale originated after January 1, 2009 and therefore, those loans held for sale will be recorded in the statement of condition at fair value with any gains and losses recorded in earnings. See Footnote 3, Fair Value Measurements, for additional information.

The following table summarizes the Company’s derivative positions at and for the three months ended March 31, 2009:

	Notional or	Fair Value
(In thousands)	Principal Amount	Adjustment (1)

Interest Rate Lock Commitments	72,792	1,126
Forward Sales Commitments	82,528	(826)

(1) An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

The following two tables present the fair values of the Company’s derivative instruments and their effect on the Statement of Income:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives

	March 31, 2009

	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value	Location	Fair Value

Derivatives not designated as
hedging instruments under
Statement 133
Interest rate contracts	Other Assets	$1,126	Other Liabilities	$826

Total derivatives not designated as
hedging instruments under
Statement 133		$1,126		$826

Effect of Derivative Instruments on the Statement of Income

		For the Three Months
		Ended
		March 31, 2009

	Location of Gain or (Loss)	Amount of Gain or
	Recognized in Income on	(Loss) Recognized in
(In thousands)	Derivatives	Income on Derivatives

Derivatives not designated as
hedging instruments under
Statement 133
Interest rate contracts	Non-interest income	$300

Total derivatives not designated as
hedging instruments under
Statement 133		$300

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

5.	Investment Securities

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2009 and December 31, 2008.
	March 31, 2009				December 31, 2008

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	Cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$596	$-	$-	$596	$596	$1	$-	$597
U.S. Government sponsored
enterprise obligations	206,358	3,322	(96)	209,584	228,844	4,586	(81)	233,349
Corporate obligations	8,168	-	(609)	7,559	8,178	-	(232)	7,946
Other bonds and obligations	45,654	163	(5,136)	40,681	45,654	128	(6,854)	38,928
Marketable and trust preferred equity securities	66,246	26	(22,523)	43,749	66,747	103	(16,451)	50,399
Mortgage-backed securities	1,742,563	48,174	(6,948)	1,783,789	1,576,430	30,019	(9,106)	1,597,343

Total available for sale	2,069,585	51,685	(35,312)	2,085,958	1,926,449	34,837	(32,724)	1,928,562

Held to maturity
Mortgage-backed securities	301,535	10,725	-	312,260	299,222	8,832	(38)	308,016
Other bonds	10,560	261	-	10,821	10,560	186	-	10,746

Total held to maturity	312,095	10,986	-	323,081	309,782	9,018	(38)	318,762

Total securities	$2,381,680	$62,671	$(35,312)	$2,409,039	$2,236,231	$43,855	$(32,762)	$2,247,324

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of March 31, 2009.

	March 31, 2009

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$9,472	$78	$718	$18	$10,190	$96
Corporate obligations	7,559	609	-	-	7,559	609
Other bonds and obligations	6,307	2,584	25,448	2,552	31,755	5,136
Marketable and trust preferred equity obligations	3,459	618	21,730	21,905	25,189	22,523
Mortgage-backed securities	35,151	3,519	10,245	3,429	45,396	6,948

Total securities with unrealized losses	$61,948	$7,408	$58,141	$27,904	$120,089	$35,312

Of the securities summarized above, 36 issues have unrealized losses for less than twelve months and 31 have unrealized losses for twelve months or more. Management believes that no individual unrealized loss as of March 31, 2009 represents an other-than-temporary impairment, based on its detailed monthly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of company specific (cash flow interruptions), broad market details and the Company’s intent and ability to retain its investment for a period of time sufficient to allow for the anticipated recovery in market value. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at March 31, 2009.

The unrealized losses reported on mortgage-backed securities primarily relate to AAA rated securities issued by private institutions. Widening in non-agency mortgage spreads is the primary factor for the unrealized losses reported on AAA rated securities issued by private institutions. The unrealized loss is concentrated in four private-label mortgage-backed securities which are substantially paid down, well seasoned and of an earlier vintage that have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. None of the securities are backed by sub-prime mortgage loans and none have suffered losses. These securities are still paying principal and interest and are expected to continue to pay their contractual cash flows. Management’s review of the above factors and issuer specific data concluded that these private-label mortgage-backed securities are not other-than-temporarily impaired.

The unrealized loss on other bonds and obligations relates to auction rate certificates and a mortgage mutual fund. The certificates were issued by a Wall Street underwriting firm and are pools of government-guaranteed student loans that are issued by state student loan departments. In the first half of 2008, the auction process for auction rate certificates began to freeze resulting from the problems in the credit markets. In 2008, the underwriter entered into a settlement agreement with several state regulatory agencies, whereby they have agreed to repurchase these certificates from both their retail and institutional customers at par. The institutional buy-back of these securities is scheduled on or around June 30, 2010. These securities are

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

currently rated AAA and are still paying their contractual cash flows and are expected to continue to pay their contractual cash flows. Unrealized losses in this category also relate to a position in a short-term adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products and are not due to customer redemptions, forced selling or losses taken on investments. The fund carries a weighted average underlying investment credit rating of AA and it continues to pay normal monthly dividends.

The Bank owns trust preferred securities with amortized cost of $47.7 million, of which $6.8 million are pooled trust preferred, with $4.8 million rated AAA and $2.0 million rated AA. The remaining $40.9 million are “individual names” broken out as follows: $18.6 million rated A+ to A-, $9.9 million rated BBB+ to BBB and $12.4 million rated BB. The unrealized losses reported for trust preferred equity securities relate to the financial and liquidity stresses in the fixed income market and not to any credit impairment of the issuers. Although the ratings on some issues have been reduced since December 31, 2008, there have not been any disruptions in the cash flows on any of these securities and all are currently paying the contractual principal and interest payments. In accordance with the Company’s internal policies for review for possible other-than-temporary impairment, a detailed review of certain trust preferred equity securities was completed. This review included an analysis of collateral reports, stress default levels and financial ratios of the underlying issuers and concluded that there was no other-than-temporary impairment at the end of the period. All trust preferred equity securities carried below market value are current and no impairment of cash flows is anticipated.

The Company has the ability and intent to hold the securities contained in the table for a period of time necessary to recover the unrealized losses, which may be until maturity.

6.	Loans

	The composition of the Company’s loan portfolio is as follows:
		March 31,	December 31,
	(In thousands)	2009	2008

	Residential real estate	$2,514,712	$2,524,638
	Commercial real estate	1,082,437	1,077,200
	Construction
	Residential	17,988	21,380
	Commercial	135,492	143,610
	Commercial business	441,811	458,952
	Consumer
	Home equity and equity lines of credit	720,120	714,444
	Other	20,188	22,561

	Total consumer	740,308	737,005

	Total loans	4,932,748	4,962,785
	Allowance for loan losses	(50,635)	(49,911)

	Total loans, net	$4,882,113	$4,912,874

At March 31, 2009 and December 31, 2008, the Company’s residential real estate loan, residential construction loan, home equity loan and equity lines of credit portfolios are entirely collateralized by one to four family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan and commercial construction portfolios are collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralize the majority of the commercial business loan portfolio. The Company does not originate or directly invest in sub prime loans.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table provides a summary of activity in the allowance for loan losses.
	At or For the Three Months
	Ended March 31,

(In thousands)	2009	2008

Balance at beginning of period	$49,911	$43,813
Provisions charged to operations	4,100	1,700
Charge-offs
Residential real estate loans	500	51
Commercial real estate loans	503	-
Commercial construction loans	1,781	-
Commercial business loans	805	270
Consumer loans	159	146

Total charge-offs	3,748	467

Recoveries
Residential real estate loans	34	3
Commercial real estate loans	-	12
Commercial construction loans	-	-
Commercial business loans	207	320
Consumer loans	131	33

Total recoveries	372	368

Net charge-offs	3,376	99

Balance at end of period	$50,635	$45,414

Nonperforming Assets

Nonperforming assets include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, renegotiated loans due to a weakening in the financial condition of the borrower and other real estate owned. There were no accruing loans included in the Company’s nonperforming assets as of March 31, 2009 and December 31, 2008. As of March 31, 2009 and December 31, 2008, nonperforming assets were:

	March 31,	December 31,
(In thousands)	2009	2008

Nonaccrual loans	$50,122	$38,331
Other real estate owned	1,382	2,023

Total nonperforming assets	$51,504	$40,354

Troubled debt restructured loans included in nonaccrual loans above	$1,144	$-

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

7.	Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the three months ended March 31, 2009 are summarized as follows:
			Total
		Core Deposits	Identifiable
		and Customer	Intangible
(In thousands)	Goodwill	Relationship	Assets

Balance, December 31, 2008	$527,167	$43,860	$43,860
Amortization expense	-	(2,128)	(2,128)

Balance, March 31, 2009	$527,167	$41,732	$41,732

Estimated amortization expense for the year ending:
Remaining 2009		6,373	6,373
2010		7,811	7,811
2011		7,556	7,556
2012		7,556	7,556
2013		7,461	7,461
Thereafter		4,975	4,975

The components of identifiable intangible assets are core deposit and customer relationships and had the following balances at March 31, 2009:

	Original		Balance
	Recorded	Cumulative	March 31,
(In thousands)	Amount	Amortization	2009

Core deposit and customer relationships	$86,908	$45,176	$41,732

8.	Other Assets

Selected components of other assets are as follows:
	March 31,	December 31,
(In thousands)	2009	2008

Deferred tax asset, net	$24,665	$30,339
Accrued interest receivable	34,865	35,285
Investments in limited partnerships and other investments	8,449	9,171
All other	27,157	26,878

Total other assets	$95,136	$101,673

9.	Deposits

A summary of deposits by account type is as follows:

	March 31,	December 31,
(In thousands)	2009	2008

Savings	$1,651,874	$1,463,341
Money market	477,569	346,522
NOW	359,598	368,730
Demand	494,412	494,978
Time	1,678,706	1,774,259

Total deposits	$4,662,159	$4,447,830

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

10.	Borrowings

The following is a summary of the Company’s borrowed funds:

	March 31,	December 31,
(In thousands)	2009	2008

FHLB advances (1)	$2,167,536	$2,190,914
Repurchase agreements	148,259	159,530
Mortgage loans payable	1,281	1,317
Junior subordinated debentures issued to affiliated trusts (2)	24,685	24,735

Total borrowings	$2,341,761	$2,376,496

(1)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $5.1 million and $5.8 million at March 31, 2009 and December 31, 2008, respectively. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining terms using the level yield method.

(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $50,000 and $100,000 at March 31, 2009 and December 31, 2008, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining terms using the level yield method.

Federal Home Loan Bank of Boston (“FHLB”) advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible investment securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. Investment securities currently maintained as collateral are all U.S. Agency hybrid adjustable rate mortgage-backed securities. At March 31, 2009 and December 31, 2008, the Bank was in compliance with the FHLB collateral requirements. At March 31, 2009, the Company could immediately borrow an additional $275.5 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity of approximately $940.1 million would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $106.8 million as of March 31, 2009, all of which was available on that date. Repurchase agreement lines of credit with three large broker-dealers totaled $125.0 million at March 31, 2009, with availability of $100.0 million. At March 31, 2009, all of the Company’s $2.16 billion outstanding FHLB advances were at fixed rates ranging from 0.74% to 8.17%. The weighted average rate for all FHLB advances at March 31, 2009 was 4.31%.

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

The following table presents the amount of net periodic pension cost for the three months ended March 31, 2009 and 2008.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2009	2008	2009	2008	2009	2008

Service cost - benefits earned during the period	$809	$787	$113	$134	$55	$49
Interest cost on projected benefit obligation	1,430	1,363	195	177	89	93
Expected return on plan assets	(1,741)	(1,798)	-	-	-	-
Amortization:			-		-
Transition	-	-	-	-	13	13
Prior service cost	13	13	2	2	-	-
Loss (gain)	204	-	-	-	(43)	(20)

Net periodic benefit cost	$715	$365	$310	$313	$114	$135

In connection with its conversion to a state-chartered stock bank, the Company established an employee stock ownership plan (“ESOP”) to provide substantially all employees of the Company the opportunity to become stockholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 25 years. The unallocated ESOP shares are pledged as collateral on the loan.

At March 31, 2009, the loan had an outstanding balance of $99.3 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three months ended March 31, 2009 and 2008 was approximately $ 710,000 and $730,000, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of March 31, 2009 were as follows:

Shares released for allocation	1,224,957
Unreleased shares	6,229,605

Total ESOP shares	7,454,562

Market value of unreleased shares at March 31, 2009 (in thousands)	$73,136

12.	Stock-Based Compensation

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

Option Awards

Options awarded to date are for a term of ten years and total approximately 9.1 million shares. Substantially all of these options were awarded on the original award date of June 17, 2005 and these 2005 option awards had the following vesting schedule: 40% vested at year-end 2005 and 20% vested at year-end 2006, 2007 and 2008, respectively. Subsequent awards have vesting periods of either three or four years. The Company has assumed a 0.4% forfeiture rate as the majority of the options have been awarded to senior level management. Compensation expense recorded on options for the three months ended March 31, 2009

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

and 2008 was $54,000 and $1.1 million, respectively, or after tax expense of approximately $35,000 and $730,000, respectively. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense in future periods.

There were no options granted to employees during the three months ended March 31, 2009 and options to purchase 59,250 shares were granted during the three months ended March 31, 2008. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $1.86 for the options which were granted in 2008. The weighted-average related assumptions for the three months ended March 31, 2008 are presented in the following table.

2008

Risk-free interest rate	2.80%
Expected dividend yield	2.15%
Expected volatility	16.11%
Expected life (years)	6.25

The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of the grant.

The expected life for options granted during the three months ended March 31, 2008 was determined by applying the simplified method as allowed by Staff Accounting Bulletin No. 107.

A summary of option activity as of March 31, 2009 and changes during the period ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,422,666	$14.40
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(1,725)	13.27
Expired	(1,000)	14.39

Options outstanding at March 31, 2009	8,419,941	$14.40	6.29	$-

Options exercisable at March 31, 2009	8,207,605	$14.40	6.23	$-

The following table summarizes the nonvested options during the three months ended March 31, 2009.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2009	247,494	$2.60
Granted	-	-
Vested	(33,433)	2.31
Forfeited / Cancelled	(1,725)	2.11

Nonvested at March 31, 2009	212,336	$2.65

Restricted Stock Awards

To date, approximately 3.5 million shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and these 2005 awards have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards have vesting schedules of either three or four years. The associated expense is recorded based on the vesting schedules. Compensation expense recorded on restricted stock for the three months ended March 31, 2009 and 2008 was approximately $1.7 million and $1.9 million or after tax expense of approximately $1.1 million and $1.2 million, respectively. The Company anticipates that it will record expense of approximately $6.4 million, $6.3 million, $4.2 million and $29,000 in calendar years 2009 through 2012, respectively. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense recognized in future periods.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the nonvested restricted stock awards during the three months ended March 31, 2009.
		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2009	1,656,933	$14.33
Granted	-	-
Vested	(451,456)	13.97
Forfeited / Cancelled	(937)	13.12

Nonvested at March 31, 2009	1,204,540	$14.33

13.	Income Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities and excess tax benefits related to the vesting of restricted stock. Deferred taxes charged to goodwill were in connection with prior acquisitions. The Company had a net deferred tax asset of $24.7 million and $30.3 million at March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009 and 2008, the Company has a valuation allowance of $9.1 million and $9.0 million, respectively, against charitable contributions that are expected to expire in 2009 unused. The increase in the valuation allowance for the three months ended March 31, 2009 is $50,000. Management estimates a total $200,000 increase in the valuation allowance is needed in 2009. As the increase in the valuation allowance results from changes in judgment concerning current year’s estimated income, the $200,000 increase is treated an adjustment to the annual effective tax rate and not as a discrete item in the quarter. Management expects that the valuation allowance will increase by $50,000 per quarter for the remainder of the year.

The components of income tax expense are summarized as follows:
	Three Months Ended
	March 31,

(In thousands)	2009	2008

Current tax expense
Federal	$5,500	$2,724
State	188	20

Total current	5,688	2,744

Deferred tax expense, net of valuation reserve
Federal	497	2,057
State	-	-

Total deferred	497	2,057

Total income tax expense	$6,185	$4,801

The allocation of changes in net deferred tax assets involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended
	March 31,

(In thousands)	2009	2008

Deferred tax asset allocated to:
Stockholders’ equity, tax effect of net unrealized gain on investment securities available for sale, net of valuation allowance	$5,177	$798
Stockholders’ equity, tax impact of adoption of EITF 06-04	-	(572)
Goodwill	-	(256)
Income	497	2,057

Total change in deferred tax assets, net	$5,674	$2,027

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

March 31,
(In thousands)	2009

Balance, beginning of period	$421
Additions for tax positions of current year	-
Additions for tax positions of prior year	9
Reductions for tax positions of prior year	-

Balance, end of period	$430

Included in the balance at March 31, 2009 are $430,000 of tax positions for which the ultimate deductibility is highly uncertain and for which the disallowance of the tax position would affect the annual effective tax rate. The Company anticipates that $30,000 of the unrecognized tax benefits will reverse in the next twelve months due to statute expirations. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2009, the Company has accrued approximately $64,000 in interest and penalties.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2005. In the third quarter of 2008, the IRS commenced an examination of the 2006 and 2007 tax years for Westbank. As of March 31, 2009, the IRS has not proposed any significant adjustments to Westbank’s tax returns.

14.	Commitments and Contingencies

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any terms or covenants established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. The Company monitors customer compliance with commitment terms. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments consist principally of unused commercial and consumer lines of credit. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of an underlying contract with a third party. The credit risks associated with commitments to extend credit and standby letters of credit are essentially the same as those involved with extending loans to customers and are subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

The table below summarizes the Company’s commitments and contingencies discussed above.

	March 31,	December 31,
(In thousands)	2009	2008

Loan origination commitments	$169,251	$108,948
Unadvanced portion of construction loans	71,563	82,525
Standby letters of credit	7,515	7,908
Unadvanced portion of lines of credit	616,908	608,043

Total commitments	$865,237	$807,424

Other Commitments

As of March 31, 2009 and December 31, 2008, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $1.8 million for each period which constitutes the Company’s maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of NewAlliance Bancshares, Inc.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

15.	Stockholders’ Equity

At March 31, 2009 and December 31, 2008, stockholders’ equity amounted to $1.39 billion and $1.38 billion, respectively, representing 16.4% and 16.6% of total assets, respectively. The Company paid cash dividends totaling $0.07 per share on common stock during the three months ended March 31, 2009.

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

Treasury Shares
Share Repurchase Plan

On January 31, 2006, the Company’s Board of Directors authorized a repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 7.0 million shares of common stock at a weighted average price of $13.16 per share as of March 31, 2009. During the first quarter of 2009, approximately 164,000 shares were repurchased. There is no set expiration date for this repurchase plan.

Other
Upon vesting of shares of restricted stock, plan participants may choose to have the Company withhold a number of shares necessary to satisfy tax withholding requirements. The withheld shares are classified as treasury shares by the Company. For the three months ended March 31, 2009, 106,000 shares were returned to the Company for this purpose.

Regulatory Capital

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At March 31, 2009, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
March 31, 2009
Tier 1 Capital (to Average Assets)	$685,144	8.8%	$311,352	4.0%	$389,190	5.0%
Tier 1 Capital (to Risk Weighted Assets)	685,144	15.1	181,418	4.0	272,127	6.0
Total Capital (to Risk Weighted Assets)	735,779	16.2	362,836	8.0	453,546	10.0

December 31, 2008
Tier 1 Capital (to Average Assets)	$735,144	9.5%	$308,308	4.0%	$385,385	5.0%
Tier 1 Capital (to Risk Weighted Assets)	735,144	16.2	181,978	4.0	272,967	6.0
Total Capital (to Risk Weighted Assets)	785,055	17.3	363,955	8.0	454,944	10.0

NewAlliance Bancshares, Inc.
March 31, 2009
Tier 1 Capital (to Average Assets)	$859,374	11.0%	$311,906	4.0%	$389,882	5.0%
Tier 1 Capital (to Risk Weighted Assets)	859,374	18.9	182,024	4.0	273,036	6.0
Total Capital (to Risk Weighted Assets)	910,008	20.0	364,048	8.0	455,060	10.0

December 31, 2008
Tier 1 Capital (to Average Assets)	$853,628	11.1%	$308,873	4.0%	$386,091	5.0%
Tier 1 Capital (to Risk Weighted Assets)	853,628	18.7	182,537	4.0	273,806	6.0
Total Capital (to Risk Weighted Assets)	903,539	19.8	365,075	8.0	456,343	10.0

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

16.	Other Comprehensive Income

	The following table presents the components of other comprehensive income and the related tax effects for the three months ended March 31, 2009 and 2008.

		Three Months Ended
		March 31,

	(In thousands)	2009	2008

	Net income	$11,590	$12,934
	Other comprehensive income, before tax
	Unrealized gains on securities
	Unrealized holding gains, arising during the period	16,123	3,487
	Reclassification adjustment for gains included in net income	(1,866)	(1,138)

	Other comprehensive income, before tax	14,257	2,349
	Income tax expense, net of valuation allowance	(5,177)	(798)

	Other comprehensive income, net of tax	9,080	1,551

	Comprehensive income	$20,670	$14,485

17.	Earnings Per Share

	The calculation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 is presented below.

		Three Months Ended
		March 31,

	(In thousands, except per share data)	2009	2008

	Net income	$11,590	$12,934
	Average common shares outstanding for basic EPS	99,254	100,277
	Effect of dilutive stock options and unvested stock awards	16	53

	Average common and common-equivalent shares for dilutive EPS	99,270	100,330
	Net income per common share:
	Basic	$0.12	$0.13
	Diluted	0.12	0.13

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

Factors that could have a material adverse effect on the operations of NewAlliance Bancshares, Inc. (“NewAlliance” or the “Company”) and its subsidiaries include, but are not limited to:

•	Changes in the interest rate environment may reduce the net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets held;
•	General economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services;
•	Adverse changes may occur in the securities markets impacting the value of NewAlliance’s investments;
•	Competitive pressures among depository and other financial institutions may increase significantly and may decrease the profit margin associated with its business;
•	Recent government initiatives including the Emergency Economic Stabilization Act of 2008 (“EESA”) are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company;
•	Other legislative or regulatory changes, including those related to residential mortgages and changes in accounting standards, may adversely affect the businesses in which NewAlliance is engaged;
•	Local, state or federal taxing authorities may take tax positions that are adverse to NewAlliance;
•	Expected cost savings associated with completed mergers may not fully be realized or realized within expected time frames;
•	Deposit attrition, customer loss or revenue loss following completed mergers may be greater than expected;
•	Competitors of NewAlliance may have greater financial resources and develop products that enable them to compete more successfully than NewAlliance; and
•	Costs or difficulties related to the integration of acquired businesses may be greater than expected.
•	Unfavorable changes related to economic stress and dislocation may impact the Company’s vendors, counter-parties, and other entities on which the company has a dependence.

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

MD&A is provided as a supplement to—and should be read in conjunction with—our Consolidated Financial Statements (unaudited) and the accompanying notes thereto contained in Part I, Item 1, of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2008. The following sections are included in MD&A:

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

Our Business

General

By assets, NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.50 billion and stockholders’ equity of $1.39 billion at March 31, 2009. Its business philosophy is to operate as a community bank with local decision-making authority. NewAlliance delivers financial services to individuals, families and businesses throughout Connecticut and Western Massachusetts through its 89 banking offices, 105 ATM’s and internet website (www.newalliancebank.com). NewAlliance common stock is traded on the New York Stock Exchange under the symbol “NAL”.

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

Regulatory Considerations

NewAlliance and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission. Please refer to NewAlliance’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

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

We believe that our most critical accounting policies, and those which involve the most complex subjective decisions or assessments relate to income taxes, pension and other postretirement benefits, goodwill and intangible assets, the allowance for loan losses and other-than-temporary impairment of investments. None of the Company’s critical accounting estimates have changed during the quarter. A brief description of our current policies involving significant management valuation judgments follows:

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

Other-Than-Temporary Impairment of Investments

We conduct a periodic review of our investment securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is reported within non-interest income in the consolidated statement of income. Factors considered by management include, but are not limited to: intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value, percentage and length of time which an issue is below book value, financial condition and near-term prospects of the issuer including their ability to meet contractual obligations in a timely manner and whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions. Adverse changes in management’s assessment of the factors used to determine that a security was not other-than-temporarily impaired could lead to additional impairment charges.

A complete discussion of critical accounting estimates can be found in the Company’s most recent Annual Report on Form 10-K (fiscal year ended December 31, 2008).

Recent Accounting Changes

We adopted the following new accounting pronouncements on January 1, 2009:

FASB Staff Position (“FSP”) No. 157-2, “Effective date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 requires disclosure of nonfinancial assets and liabilities in accordance with SFAS No. 157, “Fair Value Measurements”. For further information, see Note 3 in the Notes to the Unaudited Consolidated Financial Statements.

FSAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements regarding derivative instruments and hedging activities.

FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. 142-2”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.

SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 “Business Combinations” and became effective on January 1, 2009. SFAS No. 141(R) applies prospectively to any future business combinations and is expected to have a significant effect on the Company’s consolidated financial statements, when a business combination occurs.

The adoption of these new accounting pronouncements did not have a material impact on the Company’s consolidated financial statements as of March 31, 2009.

Operating Results

Executive Overview

The current economic crisis which began in the latter half of 2007 and is expected to continue throughout 2009 has been one of the most difficult financial and economic episodes in modern history. During the past 15 to 18 months, there have been many government initiatives instituted to help stem the crisis and get the economy turned around including the Emergency Economic Stabilization Act (“EESA”) which was signed into law on October 3, 2008. One of the objectives of EESA is to infuse capital into select institutions thereby helping to restore confidence in the banking system. Two of the present initiatives underway include the Financial Stability Plan and the American Recovery and Reinvestment Act. The objectives of the Financial Stability Plan are to: a) stabilize the financial system and restore confidence in the market place b) revitalize lending and increase credit c) create a Public-Private Investment Fund to buy up “toxic assets” and d) keep people in their homes. The objective of the American Recovery and Reinvestment Act is to provide a stimulus to the U.S. economy and includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions and domestic spending. However, stress on consumers remains high due to elevated unemployment rates, rising mortgage delinquencies and home foreclosures, and credit remaining tight. Consequently, the Company is operating in a very challenging environment in which to thrive.

The Company reported earnings of $11.6 million, or $0.12 per diluted share, for the first quarter of 2009 compared to $12.9 million or $0.13 per diluted share for the first quarter of 2008. Although this is a decrease of $1.3 million, or $0.01 per diluted share from the first quarter of 2008, we are extremely pleased with these results given the economic environment. Our success has come from growth in our core business operations, mainly core deposits and originated loans, bolstered by solid asset quality and exceptional capital levels.

Growth in core deposits has been due in part to new product offerings, marketing efforts and a continued flight to safety by depositors who are searching for a bank they consider to be safe and well capitalized. Core deposits increased $471.8 million from March 31, 2008 and $309.9 million since December 31, 2008. The shift away from higher cost time deposits and the increase in core deposits has had the effect of both significantly lowering our cost of funds and providing ample liquidity to fund loan originations and reduce our borrowings.

We expect deposit competition in our market area to remain intense as a key focus for the banking industry continues to be the generation of deposits to enhance liquidity and asset growth in a tight credit market. This has manifested itself in higher deposit pricing relative to reference indexes such as the LIBOR or Treasury curves than we experienced in more stable periods. We plan to continue the pricing strategy to retain maturing time deposits, within reason, and to grow core deposits.

The decrease in conforming mortgage interest rates, caused by government purchases of mortgage securities, and a reduced number of competitors who have the ability and liquidity to retain mortgage loans were catalysts for the surge of mortgage originations that occurred during the first quarter. With ample liquidity and capital and access to the secondary mortgage market, we were able to increase our market share and post mortgage originations of approximately $290.0 million during the quarter. Of these originations, approximately $157.0 million were fixed rate mortgages with terms of 15 years and over and therefore, were originated for sale. Total mortgage banking activity and loan sale income was $2.0 million and $257,000 for the three months ended March 31, 2009 and 2008, respectively. The current quarter income of $2.0 million includes approximately $430,000 in unrealized fair value gains related to loan commitments and mortgage loans held for sale. We anticipate originations will decrease slightly from first quarter levels, but still be running higher than prior year activity. Through prudent risk management practices, sound credit polices, no direct exposure to sub prime mortgage lending and sufficient capital and liquidity, we are confident that we are positioned well in these difficult economic times.

Net interest income benefited from an increase in the average balance of interest-earning assets of $271.5 million and a decrease in the cost of interest-bearing liabilities of $9.5 million. The decline in the yield on interest-earning assets of 61 basis points was mitigated by the drop in the rate on interest-bearing liabilities of 72 basis points. The decrease in the yield on interest-earning assets was primarily due to a reduced yield on the loan portfolio due to rate cuts by the Federal Reserve Bank, the absence of a dividend from the Federal Home Loan Bank of Boston (“FHLB”) and a decline in the yield on investment securities due to a decrease in market interest rates resulting from the current economic conditions. The decrease in the rate on liabilities was mainly due to our deposit mix improving as higher cost time deposits were replaced with lower cost core deposits and reductions in the rates paid on core deposits coupled with a decrease in the average balance and rate of FHLB borrowings. For the three months ended March 31, 2009 the net interest margin was 2.58% as compared to 2.56% for the same period in 2008.

At NewAlliance we consider asset quality and prudent lending practices to be major strengths of our institution, however, consumers and businesses are under considerable economic pressure which has translated into increasing trends in delinquencies, net charge-offs and nonperforming loans. In response to risks in its loan portfolio, the Company recorded a loan loss provision of $4.1 million for the quarter ended March 31, 2009.

The three loan portfolio segments that we consider to have the highest risk are construction loans to commercial developers for residential development, and a small segment of our residential real estate and home equity loans. The Company has a carrying value of $45.3 million of commercial construction loans for residential development. All of these loans are collateralized and carry a reserve allocation of $3.1 million, which includes $246,000 in specific reserves. This segment has total delinquencies of $7.5 million, all of which are in the over 90 day category. Within the residential and home equity portfolios, we have a watch list of approximately $115.0 million that is being more closely monitored due to a drop in credit score of 20 points or more and a score that falls below 660. As of March 31, 2009 total delinquencies for residential real estate and home equity loans are $31.9 million, which includes $23.2 million in the over 90 day category. Of the $23.2 million over 90 days delinquent, approximately $7.9 million is from this watch list.

In the midst of deteriorating market conditions the Company’s asset quality remains solid and a cornerstone of our success. For the three months ended March 31, 2009, net charge-offs were $3.4 million, or on an annualized basis, 0.27% of average loans and a loan loss provision of $4.1 million was recorded. During the comparative year period, a loan loss provision of $1.7 million and net charge-offs of $99,000 were recorded. Nonperforming loans at March 31, 2009 increased 30.8% to $50.1 million since December 31, 2008 and as a percentage of total loans is 1.02% compared to 0.77% at year end. While the increase in nonperforming loans is higher than prior periods, the low absolute level of nonperforming loans the Company has previously recorded causes even modest increases in nonperforming loans to result in a large percentage change. The bulk of the nonperforming increase is in residential real estate and is a result of economic and financial pressures. We continue to be proactive in our efforts to address credit quality and expect that combined with our stringent underwriting standards, it will remain manageable in future periods.

The Company remains “well capitalized” by regulatory standards with a Tier 1 leverage ratio of 11.02%, compared to the regulatory “well capitalized” benchmark of 5.0%. Our capital level has remained strong throughout this economic crisis without Federal assistance. Therefore, the Company has not applied for funds from the Troubled Asset Relief Program (“TARP”). One of our challenges is to continuously search for the best use for our capital that will grow the franchise and enhance shareholder value. The Company has completed six acquisitions since 2004, the most recent being in the first quarter of 2007. While the volatility over the past 15 - 18 months has not been conducive to widespread acquisition activity, we feel that there are opportunities in the current environment on which we may be able to capitalize as a result of our flexibility and capital strength. Key tactics include leveraging consumers’ “flight to safety” to capture market share, acquire banks that provide earnings accretion and seize opportunities to purchase regional branch divestitures.

Looking forward, our key business priorities for 2009 include: a) strengthening the margin; b) building core fee income; c) maintaining flat expenses; d) aggressively managing credit quality and e) seizing opportunities to grow the franchise. As demonstrated by our results outlined above, these priorities are not new to us but rather a continuation of our Community Bank philosophy.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data
	Three Months Ended
	March 31,

(Dollars in thousands, except per share data)	2009	2008

Condensed Income Statement
Interest and dividend income	$94,755	$102,214
Interest expense	46,762	56,208

Net interest income before provision for loan losses	47,993	46,006
Provision for loan losses	4,100	1,700

Net interest income after provision for loan losses	43,893	44,306
Non-interest income	14,263	15,666
Operating expenses	40,380	42,181
Merger related charges	1	56

Income before income taxes	17,775	17,735
Income tax provision	6,185	4,801

Net income	$11,590	$12,934

Weighted average shares outstanding
Basic	99,254,242	100,277,267
Diluted	99,270,068	100,330,148
Earnings per share
Basic	$0.12	$0.13
Diluted	0.12	0.13

Financial Ratios
Return on average assets (1)	0.55%	0.64%
Return on average equity (1)	3.35	3.66
Net interest margin (1)	2.58	2.56

Non-GAAP Ratios
Efficiency ratio (2)	65.71	69.24
Tangible common equity ratio (3)	10.10	10.67

Per share data
Book value per share	$13.06	$13.03
Tangible book value per share	7.73	7.70

(1)	Annualized.
(2)	The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, to the sum of net interest income and non-interest income, excluding security and limited partnership net gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However management believes such information is useful to investors in evaluating Company performance.
(3)	The tangible common equity ratio excludes goodwill, identifiable intangible assets and junior subordinated debentures. This ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to investors in evaluating Company performance.

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

Table 2: Average Balance Sheets for the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,

	2009			2008

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,562,872	$34,594	5.40%	$2,396,849	$33,278	5.55%
Commercial real estate	1,221,406	17,617	5.77	1,199,161	18,887	6.30
Commercial business	449,237	5,711	5.09	456,668	7,365	6.45
Consumer	737,867	8,707	4.72	687,913	10,287	5.98

Total loans	4,971,382	66,629	5.36	4,740,591	69,817	5.89
Fed funds sold and other short-term investments	54,489	164	1.20	28,668	284	3.96
Federal Home Loan Bank of Boston stock	120,821	-	-	114,127	1,720	6.03
Securities	2,303,684	27,962	4.86	2,295,532	30,393	5.30

Total securities, short-term investments
and federal home loan bank stock	2,478,994	28,126	4.54	2,438,327	32,397	5.31

Total interest-earning assets	7,450,376	$94,755	5.09%	7,178,918	$102,214	5.70%
Non-interest earning assets	916,407			946,738

Total assets	$8,366,783			$8,125,656

Interest-bearing liabilities
Deposits
Money Markets	$413,045	$1,917	1.86%	$492,249	$3,221	2.62%
NOW	346,492	236	0.27	381,017	517	0.54
Savings	1,537,733	6,763	1.76	998,291	5,750	2.30
Certificates	1,739,439	13,924	3.20	1,942,892	20,510	4.22

Total interest-bearing deposits	4,036,709	22,840	2.26	3,814,449	29,998	3.15
Repurchase agreements	159,932	537	1.34	189,980	1,149	2.42
FHLB advances and other borrowings	2,207,021	23,385	4.24	2,170,195	25,061	4.62

Total interest-bearing liabilities	6,403,662	46,762	2.92%	6,174,624	56,208	3.64%
Non-interest-bearing demand deposits	486,398			459,678
Other non-interest-bearing liabilities	90,826			76,440

Total liabilities	6,980,886			6,710,742
Equity	1,385,897			1,414,914

Total liabilities and equity	$8,366,783			$8,125,656

Net interest-earning assets	$1,046,714			$1,004,294

Net interest income		$47,993			$46,006

Interest rate spread			2.17%			2.05%
Net interest margin (net interest income
as a percentage of total interest-earning assets			2.58%			2.56%
Ratio of total interest-earning assets
to total interest-bearing liabilitites			116.35%			116.26%

Table 3: Rate/Volume Analysis

	Three Months Ended
	March 31, 2009
	Compared to
	Three Months Ended
	March 31, 2008

	Increase (Decrease)
	Due to

(In thousands)	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$(943)	$2,259	$1,316
Commercial real estate	(1,615)	345	(1,270)
Commercial business	(1,536)	(118)	(1,654)
Consumer	(2,287)	707	(1,580)

Total loans	(6,381)	3,193	(3,188)
Fed funds sold and other short-term investments	(276)	156	(120)
Federal Home Loan Bank of Boston stock	(1,815)	95	(1,720)
Securities	(2,539)	108	(2,431)

Total securities, short-term investments
and federal home loan bank stock	(4,630)	359	(4,271)

Total interest-earning assets	$(11,011)	$3,552	$(7,459)

Interest-bearing liabilities
Deposits
Money market	$(840)	$(464)	$(1,304)
NOW	(238)	(43)	(281)
Savings	(1,583)	2,596	1,013
Time	(4,595)	(1,991)	(6,586)

Total interest bearing deposits	(7,256)	98	(7,158)
Repurchase agreements	(451)	(161)	(612)
FHLB advances and other borrowings	(2,095)	419	(1,676)

Total interest-bearing liabilities	$(9,802)	$356	$(9,446)

Increase in net interest income	$(1,209)	$3,196	$1,987

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

As shown in Table 2, net interest income for the quarter ended March 31, 2009 was $48.0 million, an increase of $2.0 million from March 31, 2008. The increase is due to a significant reduction in higher-priced certificate of deposit accounts, the reductions in rates on core accounts, the reduction in borrowing costs and growth in the loan portfolio, partially offset by the effect of the decline in adjustable rate commercial and consumer loans, the suspension of the quarterly dividend on FHLB stock and a reduction in income from the securities portfolio due to the decline in interest rates and market conditions. Although a portion of earning assets repriced at reduced rates from a year ago, we counterbalanced that through managing our funding costs and as a result, the net interest margin increased two basis points to 2.58% at March 31, 2009 from 2.56% from the same period in the prior year.

Interest and dividend income decreased $7.5 million to $94.8 million at March 31, 2009 compared to $102.2 million at March 31, 2008 comprised of a decrease of $11.0 million due to rate, partially offset by a $3.5 million increase due to volume. The decline in rate was primarily due to a) newly originated loans and adjustable or variable rate loans that were reset at reduced rates due to the rate cuts imposed by the Federal Reserve Bank (“FRB”) throughout 2008, b) the absence of a quarterly dividend from the FHLB and c) a decline in the average yield in the investment securities portfolio due to a decline in market interest rates resulting from the current economic conditions. Loan yields have also been negatively impacted by the increase in nonperforming loans.

As a voluntary member of the FHLB, the Company is required to invest in stock of the FHLB in an amount based partly upon its outstanding advances from the FHLB. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. At its discretion, the FHLB may also declare dividends on its stock. Such dividends amounted to $0 and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.

On February 26, 2009, the FHLB advised its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and has extended the moratorium on excess stock purchases, primarily due to other-than-temporary impairment charges on its private-label mortgage-backed securities. The FHLB has stated that it expects and intends to hold its private-label mortgage- backed securities to maturity. Dividends from the FHLB for the remainder of 2009 are unlikely.

Strong loan growth helped to mitigate the effect of the decline in interest income as loan portfolio volume accounted for approximately $3.2 million of the increase to interest income. The average balance for the period rose $230.8 million as three of the four loan categories experienced increases in the average balance, with the residential real estate portfolio the main driver of growth. The Company, with ready liquidity and capital, was able to take advantage of pricing opportunities in our lending area as competition was diminished throughout 2008 and remained somewhat diminished during the first quarter of 2009.

The cost of funds for the quarter ended March 31, 2009 decreased $9.4 million to $46.8 million, compared to $56.2 million for the same period a year ago. The Company’s strategy during this period was to bring down deposit costs while being mindful of competitor pricing and continued focus on the increase of core deposits. As a result the Company experienced a decrease of 89 basis points on the average rate paid on interest-bearing deposits with a corresponding decrease of $7.2 million in interest expense on deposits. This decrease was primarily in time deposits as interest expense in this category decreased $6.6 million due to the average balances and average yield paid decreasing $203.5 million and 102 basis points, respectively. The decrease in time deposit costs was partially offset by an increase in interest expense on savings accounts as the average balance for the period rose $539.4 million; however, when combined with the decline in the average rate paid of 54 basis points, interest expense on savings accounts increased moderately by $1.0 million. Savings accounts increased due to targeted marketing campaigns and migration from maturing time deposits as they repriced at reduced rates.

FHLB advances and other borrowing costs decreased $2.3 million primarily due to the decline in the average rate paid on FHLB advances as the Company was able to replace maturing advances with new advances at substantially lower rates. Due to the growth in core deposits, the Company has been able to lessen its reliance on FHLB advances to fund loan originations, purchase investments and manage liquidity.

Provision for Loan Losses

The provision for loan losses (“provision”) is based on management’s periodic assessment of the adequacy of the allowance for loan losses which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics, the level of nonperforming loans and charge-offs, both current and historic, local economic conditions, the direction of real estate values, and regulatory guidelines.

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses (“allowance”). Management recorded a provision for loan losses of $4.1 million for the three months ended March 31, 2009. The primary factors that influenced management’s decision to record this provision were increasing trends in delinquencies, net charge-offs of $3.4 million for the quarter and an increase in nonperforming loans. The first quarter increase in non-performing loans of $11.8 million was primarily related to an increase in residential and commercial real estate loans, partially offset by a decrease in commercial construction loans. Further details about non-performing loans can be found in the “Asset Quality” and “Allowance for Loan Losses” sections beginning on page 39. Future provisions for loan losses may be deemed necessary if economic conditions do not improve or continue to deteriorate. A provision for loan losses of $1.7 million was recorded for the three months ended March 31, 2008, based on growth in the portfolio, the level of net charge-offs, and nonperforming loans at that time.

At March 31, 2009, the allowance for loan losses was $50.6 million, which represented 1.03% of total loans and 101.02% of nonperforming loans. This compared to the allowance for loan losses of $49.9 million at December 31, 2008 which represented 130.21% of nonperforming loans and 1.01% of total loans.

Table 4: Non-Interest Income
	Three Months Ended
	March 31,		Change

(Dollars in thousands)	2009	2008	Amount	Percent

Depositor service charges	$5,953	$6,632	$(679)	(10)%
Loan and servicing income (loss), net	(181)	381	(562)	(148)
Trust fees	1,259	1,670	(411)	(25)
Investment management, brokerage & insurance fees	2,250	2,532	(282)	(11)
Bank owned life insurance	871	1,529	(658)	(43)
Net gain on securities	1,866	1,138	728	64
Mortgage banking activity & loan sale income	2,019	257	1,762	686
Other	226	1,527	(1,301)	(85)

Total non-interest income	$14,263	$15,666	$(1,403)	(9)%

Non-Interest Income

As displayed in Table 4, non-interest income decreased $1.4 million to $14.3 million for the three months ended March 31, 2009 from the prior year period. The main drivers of the decrease were depositor service charges, loan and servicing income, trust fees, bank-owned life insurance (“BOLI”) and other income. These decreases were partially offset by an increase in net gain on securities and increased mortgage banking and loan sale income.

•
Depositor service charges decreased due to a decline in overdraft fees, point of sale fees and merchant services income. The Company eliminated debit card point-of-sale fees in the first quarter of 2008 for promotional and competitive reasons. The decrease in overdraft fees and merchant services income is due to the low levels of consumer spending brought about by the slowing economy. These decreases were partially offset by increased debit card revenue resulting from expanded card usage due in part to a “rewards” program initiated in 2008, which offers cash rewards to customers who use their debit cards.

•
Loan and servicing income declined due primarily to a write-down of $475,000 of the Bank’s mortgage servicing asset and fewer commercial real estate prepayment fees and letters of credit. The decline in interest rates has caused prepayment speeds to accelerate, thereby reducing the value of the servicing asset.

•
Trust fees declined primarily due to a decrease in assets under management. The assets under management declined primarily as a result of the decline in the market value of the assets, which caused the reduction in the amount of management fees earned.

•	BOLI income decreased due to a decline in the average yield earned as a result of current market interest rates.

•
Other income decreased due to: a) net loss of $748,000 recorded on limited partnerships during the first quarter of 2009 due to the decline in the fair-value of the underlying investments, b) a decrease in amounts earned on the outstanding balances of bank checks processed by a third-party vendor due to the decline in market interest rates and c) the prior year receipt of approximately $500,000 from the partial redemption of the Company’s stake in Visa Inc., following Visa’s initial public offering.

•
Net gain on securities increased due to the gains recorded on the sale of mortgage-backed securities. These securities were sold at a premium and were sold in order to reduce prepayment risk, to fund the pay-off of FHLB advances and to increase liquidity.

•
Mortgage banking activity & loan sale income increased $1.8 million due to a greater number of mortgage loans originated for sale, sold in the secondary market and the effect of originations that were in the pipeline at March 31, 2009 to be sold. The increased origination activity has been driven by the low interest rate environment and the continued dislocation in the credit markets which has reduced the number of competitors in the short term. Combined with the Company’s adequate liquidity and capital position we were able to increase our market share.

Table 5: Non-Interest Expense
	Three Months Ended
	March 31,		Change

(Dollars in thousands)	2009	2008	Amount	Percent

Salaries and employee benefits	$21,231	$23,689	$(2,458)	(10)%
Occupancy	4,755	4,895	(140)	(3)
Furniture and fixtures	1,475	1,686	(211)	(13)
Outside services	5,350	4,273	1,077	25
Advertising, public relations, and sponsorships	1,213	1,709	(496)	(29)
Amortization of identifiable intangible assets	2,128	2,364	(236)	(10)
Merger related charges	1	56	(55)	(98)
Other	4,228	3,565	663	19

Total non-interest expense	$40,381	$42,237	$(1,856)	(4)%

Non-Interest Expense

As displayed in Table 5, non-interest expense decreased $1.8 million to $40.4 million for the three months ended March 31, 2009 from $42.2 million for the same period a year ago. The main drivers of the decrease were salaries and employee benefits and advertising, public relations and sponsorships. These decreases were partially offset by increases in outside services and other expense.

•
Salaries and employee benefits decreased as a result of reduced stock option expense as the majority of options granted to date became fully vested on December 31, 2008 and decreased salaries due to the prior year severance payment for an executive no longer with the Company, partially offset by current year employee severance payments. These decreases were partially offset by increased pension plan expense due to the decline in the value of the pension assets and changes in assumptions for 2009.

•
Advertising, public relations and sponsorships declined primarily due to a reduction in expenses related to various media advertising and bonus campaigns to promote free savings and home equity products.

•
Outside services increased primarily due to consulting costs associated with a performance optimization project undertaken in 2008 to improve the overall effectiveness and revenue performance of the Company. Consulting costs related to the performance optimization project in the first quarter were approximately $600,000 and are not anticipated to be incurred in future quarters. Outside services also increased due to charges incurred for outsourcing general internal audit work, data processing and consulting costs related to human resource projects.

•
Other expenses increased primarily as a result of the increase in the FDIC assessment for deposit insurance. The Bank’s assessment cost rose approximately $760,000 from the first quarter of last year due to a seven basis point increase in the assessment rate bringing it to twelve basis points. For the remainder of 2009, the assessment rate is expected to increase up to 16 basis points. Additionally, the FDIC has proposed a special one-time assessment of up to 20 basis points payable in the 3rd quarter. These increases and the exhaustion of the Company’s one-time credit established by the Federal Deposit Insurance Reform Act of 2005 will have a substantial effect on deposit insurance premium expense in 2009.

Income Tax Provision
The income tax expense for the three months ended March 31, 2009 and 2008 was $6.2 million and $4.8 million, respectively. The effective tax rate for these periods was 34.8% and 27.1%, respectively.

The increase in the effective tax rate for the three months ended March 31, 2009 is primarily due to the reduction of $924,000 of unrecognized tax benefits for tax positions recognized in the first quarter of 2008 resulting from a final settlement of an IRS audit and to the decrease in the tax benefit associated with bank owned life insurance and the dividend received deduction.

Financial Condition

Financial Condition Summary

From December 31, 2008 to March 31, 2009, total assets and total liabilities increased $199.1 million and $186.1 million, respectively, due mainly to increases in cash and cash equivalents, loans held for sale, investments and deposits, partially offset by decreases in borrowings. Stockholders’ equity increased $13.0 million.

Investment Securities
The following table presents the amortized cost and fair value of investment securities at March 31, 2009 and December 31, 2008.

Table 6: Investment Securities
	March 31, 2009		December 31, 2008

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$596	$596	$596	$597
U.S. Government sponsored enterprise obligations	206,358	209,584	228,844	233,349
Corporate obligations	8,168	7,559	8,178	7,946
Other bonds and obligations	45,654	40,681	45,654	38,928
Marketable and trust preferred equity securities	66,246	43,749	66,747	50,399
Mortgage-backed securities	1,742,563	1,783,789	1,576,430	1,597,343

Total available for sale	2,069,585	2,085,958	1,926,449	1,928,562

Held to maturity
Mortgage-backed securities	301,535	312,260	299,222	308,016
Other bonds	10,560	10,821	10,560	10,746

Total held to maturity	312,095	323,081	309,782	318,762

Total securities	$2,381,680	$2,409,039	$2,236,231	$2,247,324

At March 31, 2009, the Company had total investments of $2.40 billion, or 28.2%, of total assets. The increase of $159.7 million, from $2.24 billion at December 31, 2008 was primarily the result of purchasing mortgage-backed securities. The Company’s increase in the investment portfolio was funded primarily by the growth in deposits and loan principal repayments. While the Company prefers lending as the primary use of its excess cash flows, the investment portfolio serves a secondary role in generating revenue while managing interest-rate risk and liquidity.

The available for sale and held to maturity securities portfolios are primarily composed of mortgage-backed securities. Mortgage-backed securities comprised 85.5% and 96.6% of the total available for sale and held to maturity securities portfolios, respectively, at March 31, 2009, the majority of which are issued by FNMA and FHLMC. The duration of the mortgage-backed securities portfolio was 1.20 years at March 31, 2009 compared to 1.55 years at December 31, 2008.

The Company’s underlying investment strategy has been to purchase FNMA and FHLMC hybrid adjustable rate mortgage-backed securities, and seasoned 15 and 20 year Government Sponsored Enterprise (“GSE”) fixed rate mortgage-backed securities. The Company has focused on the purchases of these securities due to their attractive spreads versus funding costs and for their monthly cash flows that provide the Company with liquidity. This strategy is also supplemented with select purchases of bullet and callable agency securities. The average life for mortgage-backed securities, when purchased, would range between two and four years and the maturity dates for Agency obligations would range between one and five years.

SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of March 31, 2009, $2.09 billion, or 87.0%, of the portfolio, was classified as available for sale and $312.1 million of the portfolio was classified as held to maturity. Securities available for sale are carried at estimated fair value. Additional information about fair value measurements can be found in Note 3 of the Notes to Unaudited Consolidated Financial Statements.

The net unrealized gain on securities classified as available for sale as of March 31, 2009 was $16.4 million compared to an unrealized gain of $2.1 million as of December 31, 2008. The appreciation in the market value of securities available for sale was primarily due to the increase in the fair value of mortgage-backed securities, partially offset by declining values of trust preferred equity securities and privately issued mortgage-backed securities. The changes in unrealized gains and losses on the investment portfolio are primarily due to credit spreads, liquidity and fluctuations in market interest rates during the period.

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

The unrealized loss on mortgage-backed securities issued by private institutions is concentrated in four private-label mortgage-backed securities which are substantially paid down, well seasoned and of an earlier vintage that have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. None of the securities are backed by sub-prime mortgage loans and none have suffered losses. These securities are all rated AAA, are still paying principal and interest and are expected to continue to pay their contractual cash flows. Management’s review of the above factors and issuer specific data concluded that these private-label mortgage-backed securities are not other-than- temporarily impaired.

The Bank owns trust preferred securities with amortized cost of $47.7 million, of which $6.8 million are pooled trust preferred, with $4.8 million rated AAA and $2.0 million rated AA. The remaining $40.9 million are “individual names” broken out as follows: $18.6 million rated A+ to A-, $9.9 million rated BBB+ to BBB and $12.4 million rated BB. The unrealized losses reported for trust preferred equity securities relate to the financial and liquidity stresses in the fixed income market and not to any credit impairment of the issuers. Although the ratings on some issues have been reduced since December 31, 2008, there have not been any disruptions in the cash flows on any of these securities and all are currently paying the contractual principal and interest payments. In accordance with the Company’s internal policies for review of other-than-temporary impairment, a detailed review of certain trust preferred equity securities was completed. This review included an analysis of collateral reports, stress default levels and financial ratios of the underlying issuers and concluded that there was no other-than-temporary impairment at the end of the period. All trust preferred equity securities carried below market value are current and no impairment of cash flows is anticipated.

The unrealized loss on other bonds and obligations relates to auction rate certificates and a mortgage mutual fund. The auction rate certificates were issued by a Wall Street underwriting firm and are pools of government-guaranteed student loans that are issued by state student loan departments. In the first half of 2008, the auction process for auction rate certificates began to freeze resulting from the problems in the credit markets. These securities are currently rated AAA and are still paying their contractual cash flows and are expected to continue to pay their contractual cash flows. In 2008, the underwriter entered into a settlement agreement with several state regulatory agencies, whereby they have agreed to repurchase these certificates from both their retail and institutional customers at par. The institutional buy-back of these securities is scheduled on or around June 30, 2010. Unrealized losses in this category also relate to a position in a short-term adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products and are not due to customer redemptions, forced selling or losses taken on investments. The fund carries a weighted average underlying investment credit rating of AA and it continues to pay normal monthly dividends.

Management has performed a review of all investments with unrealized losses and determined that none of these investments had other-than-temporary impairment. The Company has the ability and intent to hold all of these securities for the time necessary to recover the unrealized losses which may be until maturity. The Company does not own or plan on investing in securities backed by sub-prime mortgage collateral.

Lending Activities

The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, home equity loans and lines of credit and other consumer loans. Table 7 displays the balances of the Company’s loan portfolio as of March 31, 2009 and December 31, 2008.

Table 7: Loan Portfolio

	March 31, 2009		December 31, 2008

		Percent of		Percent of
(Dollars in thousands)	Amount	Total		Total

Residential real estate	$2,514,712	51.0%	$2,524,638	50.9%
Residential real estate construction	17,988	0.3	21,380	0.4

Total residential real estate	2,532,700	51.3	2,546,018	51.3

Commercial real estate	1,082,437	21.9	1,077,200	21.7
Commercial real estate construction	135,492	2.8	143,610	2.9

Total commercial real estate	1,217,929	24.7	1,220,810	24.6
Commercial business	441,811	9.0	458,952	9.2
Home equity and equity lines of credit	720,120	14.6	714,444	14.4
Other consumer	20,188	0.4	22,561	0.5

Total loans	$4,932,748	100.0%	$4,962,785	100.0%

As shown in Table 7, gross loans were $4.93 billion, down $30.0 million, at March 31, 2009 from year-end 2008. The Company experienced a decrease in most loan categories due to higher levels of residential mortgage prepayments offsetting originations and diminished business loan demand.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of March 31, 2009, comprising 51.3% of total loans. The decrease of $13.3 million from December 31, 2008 was primarily due to prepayments outweighing new originations for portfolio during the quarter attributable to the decline in interest rates to historically low levels and customers refinancing to lock-in fixed rate mortgages. Although the Company had significant originations of both adjustable and fixed rate mortgages of approximately $290.0 million during the first quarter, approximately $132.0 million was originated for portfolio and the remainder was sold in the secondary market. The Company currently sells all originated fixed rate residential real estate loans with terms of 15 years and over, except for certain long term fixed rate loans to borrowers in low to moderate income areas. The Company anticipates that mortgage activity will continue to be robust while interest rates remain low, but not at the level experienced in the first quarter. The residential real estate loan portfolio has a weighted average FICO score of 750 and an updated weighted average loan to value ratio of 63%. Included in residential real estate is a purchased portfolio, which is made up of prime loans individually underwritten by the Company to our underwriting criteria, and includes adjustable-rate and 10 and 15 year fixed-rate residential real estate loans with property locations throughout the United States with no significant exposure in any particular state. At March 31, 2009 the Company’s purchased portfolio had an outstanding balance of approximately $668.0 million with the largest concentration in Connecticut and Massachusetts at 18.2%, followed by California and New York, which each make up approximately 13.0%.

Commercial real estate loans and commercial business loans decreased $20.0 million. The decrease was primarily attributable to commercial loans and commercial construction loans partially offset by an increase in commercial real estate loans. In general, loan growth has slowed due to current economic conditions and elevated levels of stress on businesses. Additionally, we are finding fewer opportunities in the short term that meet our underwriting and credit quality standards. Therefore, our originations have been dominated by financing requests from current customers and less from new customers. The commercial construction portfolio of $135.5 million includes approximately $45.3 million of loans to commercial borrowers for residential housing development, $17.2 million of which are for condominium projects. The decrease in commercial construction is partly due to loans completing the construction phase and converting to fully amortizing commercial real estate loans and to a lesser extent through a negotiated settlement and further charge-offs on nonperforming condominium projects. The commercial real estate and commercial loan portfolios continue to have increased delinquencies and nonperforming loans in 2009, partially offset by declines in the construction portfolio. See the “Asset Quality” and “Allowance for Loan Losses” sections following this discussion for further information concerning charge-offs and the loan loss allowance. Although the Company’s commercial portfolios have declined, our long term strategy continues to be that of building a larger percentage of the Company’s assets in commercial loans including real estate and other business loans. We remain an active commercial lender and will continue promoting strong business development efforts to obtain new business banking relationships, while maintaining strong credit quality and profitability. We believe that our status as a healthy regional community bank focused on relationship banking bodes well for us to retain customers and to be a source for new businesses shifting away from larger banks in search of more personalized lending services.

Home equity loans and lines of credit increased $5.7 million from December 31, 2008 to March 31, 2009. These products were promoted by the Company through competitive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as an alternative to first mortgage loans. The weighted average FICO score and updated weighted average loan to value ratio for home equity loans and lines of credit is 746 and 65%, respectively. Loan growth has been from organic originations in the Company’s market area, none of which is subprime.

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

As displayed in Table 8, nonperforming assets at March 31, 2009 increased to $51.5 million compared to $40.4 million at December 31, 2008. The increase is primarily due to loans secured by residential one-to-four family loans, commercial real estate and commercial business loans. The increase in nonperforming residential loans of $9.0 million was due to current economic conditions including factors such as the rise in unemployment rates and declines in the median sales price of residential homes. There are less than 100 loans in the residential nonperforming category totaling $21.6 million, representing less than one percent of the total residential portfolio. The Company routinely updates FICO scores and LTV ratios and continues to originate loans with superior credit characteristics. Through continued heightened account monitoring, collections and workout efforts, the bank is committed to mortgage solution programs to assist homeowners to remain in their homes. As it has been its practice historically, the Company does not originate sub-prime loans. Included in nonperforming residential loans are approximately $1.1 million in restructured loans which have been modified from their original contractual terms.

The increase in nonperforming commercial real estate and commercial business loans was primarily due to the general deterioration of economic conditions. The decline in nonperforming commercial construction loans relates to condominium projects within the residential housing development segment primarily due to charge-offs recorded against three relationships of $1.8 million and the sale of a nonperforming loan. As of March 31, 2009, the construction to permanent segment of commercial construction loans had no delinquencies, nonaccruals, impairment or adversely classified loans.

If current economic conditions persist or deteriorate further, there will be added stress on our loan portfolios. The Company believes, however, that its historical practice of prudent underwriting, the relatively modest size of its residential construction portfolio and strong average FICO scores combined with low loan to value ratios associated with its residential portfolio are significant advantages in keeping asset quality manageable. Nonperforming loans as a percent of total loans outstanding at March 31, 2009 was 1.02%, compared to 0.77% at December 31, 2008.

Table 8: Nonperforming Assets
	March 31,	December 31,
(Dollars in thousands)	2009	2008

Nonaccruing loans (1)
Real estate loans
Residential (one- to four-family)	$21,616	$12,634
Commercial real estate loans	10,970	8,201
Commercial construction	7,459	10,234

Total real estate loans	40,045	31,069
Commercial business	8,495	5,863
Consumer loans
Home equity and equity lines of credit	1,559	1,304
Other consumer	23	95

Total consumer loans	1,582	1,399

Total nonaccruing loans	50,122	38,331
Real estate owned	1,382	2,023

Total nonperforming assets	$51,504	$40,354

Total nonperforming loans as a percentage of total loans (2)	1.02	0.77
Total nonperforming assets as a percentage of total assets	0.61	0.49

(1)
Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

Allowance for Loan Losses

Deteriorating market conditions have been affecting loan portfolios since the latter part of 2007. As displayed in Table 9 below, the Company recorded net charge-offs of $3.4 million, during the three months ended March 31, 2009, compared to net charge-offs of $99,000 for the three months ended March 31, 2008. Commercial construction for residential development, specifically condominium projects with charge-offs of $1.8 million, was the main driver of total net charge-offs for the current quarter. Net charge-offs of $503,000 and $466,000 were recorded against the commercial and residential real estate portfolios, respectively, primarily due to continued adverse economic and housing pressures. As a result of the net charge-offs, increases in nonaccrual and adversely classified loans and delinquency indicators, a provision for loan losses of $4.1 million was recorded for the three months ended March 31, 2009 compared to a provision of $1.7 million for the three months ended March 31, 2008. Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators. The Company had a loan loss allowance of $50.6 million, or 1.03% of total loans and $49.9 million, or 1.01% of total loans at March 31, 2009 and December 31, 2008, respectively.

The allowance for loan losses to nonperforming loans ratio at March 31, 2009 was 101.02% compared to 130.21% at December 31, 2008 and 239.16 at March 31, 2008. This ratio has declined because growth in the allowance is not proportional to growth in nonperforming loans due to 1) classification of nonperforming loans is a backward looking indicator, often loans with credit weaknesses are identified and allocated higher levels of reserves if appropriate before becoming nonperforming, 2) the majority of the Company’s nonperforming loans are secured by real estate collateral and while the entire loan is classified as nonperforming, only the amount of estimated losses would have been captured in the allowance for loan losses, 3) the growth in nonperforming loans this quarter was concentrated in residential real estate loans in which the loss in event of default is traditionally low, 4) certain nonperforming loans have already been partially charged-off to the expected net realizable value and 5) a portion of the allowance is to cover losses established under SFAS No. 5, “Accounting for Contingencies” for performing loans. Performing loans have not grown at the same rate that nonperforming loans have. The Company employs a formal quarterly process to assess the adequacy of the Company’s allowance for loan losses. The process is designed to adequately capture inherent losses in the loan portfolio.

Table 9: Schedule of Allowance for Loan Losses

	At or For the Three Months
	Ended March 31,

(Dollars in thousands)	2009	2008

Balance at beginning of period	$49,911	$43,813
Provision for loan losses	4,100	1,700
Charge-offs
Residential real estate loans	500	51
Commercial real estate loans	503	-
Commercial construction loans	1,781	-
Commercial business loans	805	270
Consumer loans	159	146

Total charge-offs	3,748	467

Recoveries
Residential real estate loans	34	3
Commercial real estate loans	-	12
Commercial construction loans	-	-
Commercial business loans	207	320
Consumer loans	131	33

Total recoveries	372	368

Net charge-offs	3,376	99

Balance at end of period	$50,635	$45,414

Net charge-offs to average loans (annualized)	0.27%	0.01%
Allowance for loan losses to total loans	1.03	0.95
Allowance for loan losses to nonperforming loans	101.02	239.16
Net charge-offs to allowance for loan losses	6.67	0.22
Total recoveries to total charge-offs	9.93	78.80

Loans held for Sale

Loans held for sale were $20.4 million at March 31, 2009, and increase of $15.1 million, from December 31, 2008. The Company currently sells all originated fixed rate residential real estate loans with terms of 15 years and over, except for certain long term fixed rate loans to borrowers in low to moderate income areas. The increase is due to a greater number of fixed rate residential mortgage loan originations attributable to the historically low level of interest rates and the continued dislocation in the credit markets which reduced the number of competitors in the short term. These factors, combined with the Company’s adequate liquidity and capital allowed us to increase our market share. During the current quarter, the Company funded approximately $157.0 million in mortgage loans originated for sale. The Company originates both fixed-rate mortgage loans and small business loans (“SBA”) for sale in the secondary market.

Goodwill and Identifiable Intangible Assets

At March 31, 2009, the Company had intangible assets of $568.9 million, a decrease of $2.1 million, from $571.0 million at December 31, 2008. The decrease is due to year-to-date amortization expense for core deposit and customer relationships.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value, an impairment charge is recorded to income.

Goodwill is not amortized, but instead is reviewed for impairment on an annual basis and more frequently if circumstances exist that indicates a possible reduction in the fair value of the business below its carrying value. The Company engaged an external third party to perform its annual test for goodwill impairment during the first quarter of 2009. The analysis performed evaluated the fair value of the reporting unit using a combination of four valuation methodologies including; the Public Market Peers approach, the Comparable Transactions approach, the Control Premium approach and a Discounted Cash Flow approach. Based on the analysis, the Company concluded an impairment charge was not deemed necessary. No events or circumstances subsequent to the analysis through March 31, 2009 indicate that the carrying value of the Company’s goodwill may not be recoverable.

Sources of Funds

Cash flows from deposits, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, borrowings and earnings are the primary sources of the Company’s funds available for use in its lending and investment activities and in meeting its operational needs. While scheduled loan and securities repayments are a relatively stable source of funds, deposit flows and loan and investment security prepayments are influenced by prevailing interest rates and local and economic conditions and are inherently uncertain. The borrowings primarily include FHLB advances and repurchase agreement borrowings. See Note 10 of Notes to Unaudited Consolidated Financial Statements contained elsewhere within this Report for further borrowings information.

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

Deposits

The Company receives retail and commercial deposits through its main office and 88 other banking offices throughout Connecticut (77 locations) and Massachusetts (12 locations). Customers can also access their accounts through ATM’s, internet banking and telephone banking. Customer deposits generated through the NewAlliance banking network are the largest source of funds used to support asset growth.

Table 10: Deposits
	March 31,	December 31,
(In thousands)	2009	2008

Savings	$1,651,874	$1,463,341
Money market	477,569	346,522
NOW	359,598	368,730
Demand	494,412	494,978
Time	1,678,706	1,774,259

Total deposits	$4,662,159	$4,447,830

As displayed in Table 10, deposits increased $214.3 million compared to December 31, 2008. The Company’s strategy has been to increase core deposits and reduce rates paid on interest bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. Through well-designed product offerings, the Company has been able to grow core deposits by $309.9 million, particularly through the Company’s free savings product. The Bank has also been focused on growing core deposits by launching the products, “Essential Checking and Essential Savings”, which encompasses an interest-bearing checking, a competitively priced savings account and a cash rewards debit card. Also positively impacting deposit balances was the transfer of approximately $60.0 million of the Bank’s Trust department customer funds, awaiting investment or distribution, from institutional money market funds and into a money market account within the Bank. Partially offsetting the growth in core deposits was a decrease in time deposit accounts of approximately $95.6 million, as the Company repriced maturing CD’s at reduced rates causing retention of time deposits to drop. However, the Company was able to retain some of the attrition in time deposit accounts through the free savings and essential products that offer competitive interest rates.

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

The Company is a member of the FHLB which is part of the Federal Home Loan Bank System. Members are required to own capital stock in the FHLB and borrowings are collateralized by certain home mortgages or securities of the U.S. Government and its agencies.

The following table summaries the Company’s recorded borrowings at March 31, 2009.

Table 11: Borrowings
	March 31,	December 31,
(In thousands)	2009	2008

FHLB advances (1)	$2,167,536	$2,190,714
Repurchase agreements	148,259	159,530
Mortgage loans payable	1,281	1,317
Junior subordinated debentures issued to affiliated trusts (2)	24,685	24,935

Total borrowings	$2,341,761	$2,376,496

(1)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $5.1 million and $5.8 million at March 31, 2009 and December 31, 2008, respectively. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining terms using the level yield method.

(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $50,000 and $100,000 at March 31, 2009 and December 31, 2008, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Borrowings were $2.34 billion at March 31, 2009, a decrease of $34.7 million from the balance recorded at December 31, 2008, and was mainly in FHLB advances. The decrease in FHLB advances was primarily due to principal paydowns and maturing advances, partially offset by new advances at reduced rates. The Company was also able lessen its reliance on borrowings from the FHLB by utilizing excess customer deposits to originate loans, invest in securities and meet other liquidity needs, while managing interest rate risk. At March 31, 2009, all of the Company’s outstanding FHLB advances were at fixed rates ranging from 0.74% to 8.17%.

Stockholders’ Equity

Total stockholders’ equity equaled $1.39 billion at March 31, 2009, an increase of 13.0 million compared to $1.38 billion at December 31, 2008. The increase was primarily due to year to date earnings of $11.6 million and an increase in the fair market value of available for sale investment securities of $9.1 million, net of tax. The increase in equity was partially offset by a $7.0 million payment of cash dividends declared on our common stock during the three months ended March 31, 2009 and treasury shares acquired for $1.7 million, representing approximately 164,000 shares of our common stock. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below.

Dividends declared for the year to date period ended March 31, 2009 were $0.07 per share compared to $0.065 per share for the same period last year. On April 28, 2009, we declared a $0.07 per share cash dividend payable on May 19, 2009 to shareholders of record on May 8, 2009. This will be the Company’s 20th consecutive quarterly dividend payment. Book value per share amounted to $13.06 and $12.90 at March 31, 2009 and December 31, 2008, respectively, and tangible book value amounted to $7.73 and $7.57 at the same dates, respectively.

Management Of Market And Interest Rate Risk

General

Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company has no foreign currency or commodity price risk. Credit risk related to investment securities is mitigated as the majority have implied government guarantees. There is no direct sub-prime mortgage exposure in the investment portfolio. The chief market risk factor affecting financial condition and operating results is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from adverse movements in interest rates and spreads. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates. The Asset/Liability Committee, comprised of numerous senior executives, is responsible for managing interest rate risk. On a quarterly basis, the Board of Directors reviews the Company’s gap position and interest rate sensitivity exposure described below and Asset/Liability Committee minutes detailing the Company’s activities and strategies, the effect of those strategies on the Company’s operating results, interest rate risk position and the effect changes in interest rates would have on the Company’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

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

Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 2009, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was negative $147.0 million, or negative 1.73% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the yield curve as of March 31, 2009 was utilized. This yield curve was utilized due to the recent excessive volatility in the rate markets as well as due to the comments from various Federal Reserve Bank officials that interest rates would likely remain flat for an extended period. As of March 31, 2009, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve-month period as compared to the forecasted net interest income in the base case scenario are as follows:

Percentage change in
estimated net interest income
over twelve months

100 basis point upward shock in interest rates	2.03%

25 basis point downward shock in interest rates	-0.57%

As of March 31, 2009, a downward rate shock of 25 basis points was a realistic representation of the risk of falling rates as the Federal Reserve has reduced the overnight lending rate target to a range between 0.00% and 0.25%. For an increase in rates, an upward rate shock of 100 basis points is also a relevant representation of potential risk given the possibility of the economy rebounding in the second half of the year due to the recent reductions in the federal funds rate and the recently announced government stimulus package.

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

The Company previously expanded its use of borrowings from the Federal Home Loan Bank of Boston to fund loan growth while managing interest rate risk and liquidity; however during the first quarter of 2009 the Company was able to reduce its reliance on the FHLB due to the growth in core deposits. At March 31, 2009, total borrowings from the Federal Home Loan Bank amounted to $2.16 billion, exclusive of $5.1 million in purchase accounting adjustments, and the Company had the immediate capacity to increase that total to $2.46 billion. Additional borrowing capacity of approximately $940.1 million would be readily available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At March 31, 2009 the Company’s repurchase agreement lines of credit with three large broker dealers totaled $125.0 million, $100.0 million of which was available on that date. Agreement terms vary based on the collateral submitted.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At March 31, 2009, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $341.6 million, or 4.0% of total assets.

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

At March 31, 2009, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $865.2 million. Commitments generally have fixed expiration dates or other termination clauses, therefore, total commitment amounts do not necessarily represent future cash requirements. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits maturing within one year from March 31, 2009 amount to $1.33 billion.

At March 31, 2009, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $859.4 million, or 11.02%, which is above the threshold level of $389.9 million, or 5.0% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 18.9% and the Total risk-based capital ratio stood at 20.0%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $685.1 million, or 8.8% of average assets, which is above the required level of $389.2 million or 4.0%. The Tier 1 risk-based capital ratio was 15.1% and the Total risk-based capital ratio was 16.2%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Management of Market and Interest Rate Risk” on pages 43 through 44.

Item 4. Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of March 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the first quarter 2009.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or other litigation. See the caption “Legal Proceedings” under Footnote 14 “Commitments and Contingencies” in Part I, Item I, Financial Statements (Unaudited) of this Form 10-Q.

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
Beginning in 2007 and continuing into 2009, softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets began affecting the mortgage industry generally. NewAlliance’s financial results may be adversely affected by changes in real estate values. Decreases in real estate values could adversely affect the value of property used as collateral for loans and investments. If poor economic conditions result in decreased demand for real estate loans, the Company’s net income and profits may decrease.

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

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At March 31, 2009, the Company had approximately $527.2 million of goodwill on its balance sheet. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on NewAlliance’s financial condition and results of operations.

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

NewAlliance, primarily through NewAlliance Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While NewAlliance has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. located in the Company’s most recent Annual Report on Form 10-K for further information.

NewAlliance may not pay stockholders’ dividends if NewAlliance is not able to receive dividends from its subsidiary, NewAlliance Bank.

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

The banking industry experienced unprecedented turmoil in 2008 as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession and has eroded confidence in the world’s financial system. As we have seen in the past year there have been unintended consequences (i.e. investors are hesitant to invest in the financial sector for fear of losing their investment) from the measures taken by the Government in an effort to stabilize the economy such as, the FDIC’s proposal for a special one-time assessment of up to 20 basis points payable in the third quarter of 2009, which will have a substantial effect on NewAlliance’s deposit insurance premium expense in 2009. There may also be other ways in which NewAlliance Bank will be impacted by the current crisis that we cannot currently predict or mitigate, but we will continue to navigate this landscape for the long-term benefit of our shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) The following table sets forth information about the Company’s stock repurchases for the three months ended March 31, 2009.

Issuer Purchases of Equity Securities
		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
Period
January 1-31, 2009	(1)	201,993	$ 12.06	103,283	3,097,157 shares
February 1-28, 2009		0	$ -	0	3,097,157 shares
March 1-31, 2009	(2)	67,841	$ 9.83	60,410	3,036,747 shares
Total		269,834	$ 11.50	163,693

On January 31, 2006, the Company’s second stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan.

(1)	Includes 98,710 shares which represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of shares under the Company’s benefit plans.

(2)	Includes 7,431 shares which represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of shares under the Company’s benefit plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting on April 20, 2009 (“Annual Meeting”).

(b)
The following individuals were re-elected as directors for three-year terms at the Annual Meeting: Robert J. Lyons, Jr., Eric A. Marziali, Julia M. McNamara, Peyton R. Patterson and Gerald B. Rosenberg. The other continuing directors are: Douglas K. Anderson, Roxanne J. Coady, Sheila B. Flanagan, Carlton L. Highsmith, Joseph H. Rossi, Nathaniel D. Woodson and Joseph A. Zaccagnino.

(c)
There were 106,788,675 shares of Common Stock eligible to be voted at the Annual Meeting and 93,075,511 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and vote for each proposal were as follows:

1. Election of directors for Three-Year Terms (Proposal 1).

Director	For	Withheld

Robert J. Lyons, Jr.	91,409,027	1,666,484
Eric A. Marziali	91,435,789	1,639,722
Julia M. McNamara	91,368,118	1,707,393
Peyton R. Patterson	90,687,516	2,387,995
Gerald B. Rosenberg	91,401,780	1,673,731

2.	Ratification of Appointment of PricewaterhouseCoopers, LLP as independent auditors of the Company for the fiscal year ending December 31, 2009 (Proposal 2).

For	Against	Abstain

92,224,465	513,380	337,666

3.
To transact any other business that properly comes before the annual meeting or at any adjournment of the meeting, in accordance with the determination of a majority of NewAlliance’s board of directors (Proposal 3).

For	Against	Abstain

41,469,023	46,065,898	5,540,590

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number
3.1
Amended and Restated Certificate of Incorporation of NewAlliance Bancshares, Inc. Incorporated herein by reference is Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.

3.2	Amended and Restated Bylaws of NewAlliance Bancshares, Inc.
4.1	See Exhibit 3.1, Amended and Restated Certificate of Incorporation and Exhibit 3.2, Bylaws of NewAlliance Bancshares, Inc.
10.1	(Intentionally omitted.)
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

10.7.11
Employment Agreement between NewAlliance Bank and Mark Gibson, effective February 18, 2009. Incorporated herein by reference is Exhibit 10.7.11 filed with the Company’s Annual Report on Form 10-K, filed February 27, 2009.

10.7.12
Employment Agreement among NewAlliance Bank, NewAlliance Bancshares, Inc. and Cecil Eugene Kirby, Jr., effective April 21, 2009. Incorporated herein by reference is Exhibit 10.7.12 filed with the Company’s Current Report on Form 8-K, filed April 22, 2009.

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

10.13	General Severance Plan. Incorporated herein by reference is Exhibit 10.13 filed with the Company’s Annual Report on Form 10-K, filed February 27, 2009.
14	Code of Ethics for Senior Financial Officers. Incorporated herein by reference is Exhibit 14 filed with the Company’s Annual Report on Form 10-KT, filed March 30, 2004.
21	Subsidiaries of NewAlliance Bancshares, Inc. and NewAlliance Bank. Incorporated herein by reference is Exhibit 21 filed with the Company’s Annual Report on Form 10-K, filed March 1, 2007.
31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Merrill B. Blanksteen pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Merrill B. Blanksteen pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Merrill B. Blanksteen

Merrill B. Blanksteen
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	May 06, 2009