Form 10-Q
period 2009-06-30
NEWALLIANCE BANCSHARES INC
filed 2009-08-07
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                              [ X ] Yes [     ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was requires to submit and post such files).                [     ] Yes [     ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer

Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  [     ] Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	106,788,252

Class	Outstanding at August 6, 2009

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except per share data) (Unaudited)	2008	2008

Assets
Cash and due from banks, noninterest bearing	$85,070	$98,131
Short term investments	62,000	55,000

Cash and cash equivalents	147,070	153,131
Investment securities available for sale (note 5)	2,291,350	1,928,562
Investment securities held to maturity (note 5)	288,104	309,782
Loans held for sale (includes $53,145 measured at fair value at June 30, 2009)	54,479	5,361
Loans, net (note 6)	4,799,956	4,912,874
Federal Home Loan Bank of Boston stock	120,821	120,821
Premises and equipment, net	57,499	59,419
Cash surrender value of bank owned life insurance	138,375	136,868
Goodwill (note 7)	527,167	527,167
Identifiable intangible assets (note 7)	39,603	43,860
Other assets (note 8)	117,016	101,673

Total assets	$8,581,440	$8,299,518

Liabilities
Deposits (note 9)
Non-interest bearing	$523,618	$494,978
Savings, interest-bearing checking and money market	2,823,566	2,178,593
Time	1,515,322	1,774,259

Total deposits	4,862,506	4,447,830
Borrowings (note 10)	2,212,609	2,376,496
Other liabilities	99,077	93,976

Total liabilities	7,174,192	6,918,302

Commitments and contingencies (note 14)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares; issued 121,486 shares at June 30, 2009 and December 31, 2008	1,215	1,215
Additional paid-in capital	1,245,496	1,245,679
Unallocated common stock held by ESOP	(90,551)	(92,380)
Unearned restricted stock compensation	(15,574)	(18,474)
Treasury stock, at cost (14,697 shares at June 30, 2009 and 14,427 shares at December 31, 2008)	(203,533)	(200,428)
Retained earnings	476,253	467,580
Accumulated other comprehensive loss (note 16)	(6,058)	(21,976)

Total stockholders’ equity	1,407,248	1,381,216

Total liabilities and stockholders’ equity	$8,581,440	$8,299,518

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data) (Unaudited)	2009	2008	2009	2008

Interest and dividend income
Residential real estate loans	$33,782	$34,512	$68,376	$67,790
Commercial real estate loans	17,448	18,291	35,065	37,177
Commercial business loans	5,527	6,819	11,239	14,185
Consumer loans	8,596	9,547	17,304	19,833
Investment securities	28,613	28,686	56,575	59,080
Federal funds sold and other short-term investments	116	190	278	474
Federal Home Loan Bank of Boston stock	-	1,135	-	2,855

Total interest and dividend income	94,082	99,180	188,837	201,394

Interest expense
Deposits	21,277	24,805	44,118	54,803
Borrowings	22,878	26,127	46,799	52,337

Total interest expense	44,155	50,932	90,917	107,140

Net interest income before provision for loan losses	49,927	48,248	97,920	94,254

Provision for loan losses	5,000	3,700	9,100	5,400

Net interest income after provision for loan losses	44,927	44,548	88,820	88,854

Non-interest income
Depositor service charges	6,953	6,708	12,906	13,340
Loan and servicing income, net	357	264	176	645
Trust fees	1,392	1,678	2,651	3,348
Investment management, brokerage & insurance fees	1,564	1,844	3,814	4,376
Bank owned life insurance	899	1,291	1,770	2,820
Other-than-temporary impairment losses on securities	(2,522)	-	(2,522)	-
Less: Portion of loss recognized in other comprehensive income (before taxes)	1,896	-	1,896	-

Net impairment losses on securities recognized in earnings	(626)	-	(626)	-
Net gain on sale of securities	2,243	87	4,109	1,225

Net securities gain	1,617	87	3,483	1,225
Mortgage banking activity & loan sale income	1,481	656	3,500	913
Other	1,028	1,991	1,254	3,518

Total non-interest income	15,291	14,519	29,554	30,185

Non-interest expense
Salaries and employee benefits (notes 11 & 12)	21,607	22,935	42,838	46,624
Occupancy	4,644	4,320	9,399	9,214
Furniture and fixtures	1,453	1,654	2,929	3,340
Outside services	4,455	4,471	9,805	8,744
Advertising, public relations, and sponsorships	1,056	2,036	2,269	3,745
Amortization of identifiable intangible assets	2,129	2,364	4,257	4,728
Merger related charges	22	23	24	78
FDIC insurance premiums	5,893	182	6,838	366
Other	3,146	3,332	6,427	6,716

Total non-interest expense	44,405	41,317	84,786	83,555

Income before income taxes	15,813	17,750	33,588	35,484

Income tax provision (note 13)	5,705	5,968	11,890	10,768

Net income	$10,108	$11,782	$21,698	$24,716

Basic earnings per share (note 17)	$0.10	$0.12	$0.22	$0.25
Diluted earnings per share (note 17)	0.10	0.12	0.22	0.25
Weighted-average shares outstanding (note 17)
Basic	99,278	100,113	99,266	100,195
Diluted	99,311	100,282	99,310	100,215
Dividends per share	$0.070	$0.070	$0.140	$0.135

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Six Months Ended June 30, 2009	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (Unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income (Loss)	Equity

Balance December 31, 2008	107,059	$1,215	$1,245,679	$(92,380)	$(18,474)	$(200,428)	$467,580	$(21,976)	$1,381,216

Dividends declared ($0.14 per share)							(14,075)		(14,075)
Allocation of ESOP shares, net of tax			(216)	1,829					1,613
Treasury shares acquired (note 15)	(270)					(3,105)			(3,105)
Restricted stock expense					2,900				2,900
Stock option expense			131						131
Book (over) tax benefit of stock-based compensation			(98)						(98)
Cumulative effect of FSP No. FAS 115-2 and 124-2 adoption, net of $0.6 million tax effect (note 5)							1,050	(1,050)	-

Comprehensive income:
Net income							21,698		21,698
Other comprehensive income, net of tax (note 16)								16,968	16,968

Total comprehensive income									38,666

Balance June 30, 2009	106,789	$1,215	$1,245,496	$(90,551)	$(15,574)	$(203,533)	$476,253	$(6,058)	$1,407,248

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

(In thousands) (Unaudited)	2009	2008

Cash flows from operating activities
Net income	$21,698	$24,716
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	9,100	5,400
Loss (gain) on OREO	193	(68)
Restricted stock compensation expense	2,900	3,681
Stock option compensation expense	131	2,175
ESOP expense	1,613	1,664
Amortization of identifiable intangible assets	4,257	4,728
Net amortization/accretion of fair market adjustments from net assets acquired	(1,673)	(2,502)
Net amortization/accretion of investment securities	1,892	(1,483)
Change in deferred income taxes	240	277
Depreciation and amortization of premises and equipment	3,253	3,524
Net gain on securities	(3,483)	(1,225)
Mortgage banking activity and loan sale income	(3,500)	(913)
Proceeds from sales of loans held for sale	280,195	52,222
Loans originated for sale	(325,813)	(58,682)
Loss on sale of fixed assets	19	7
Net loss (gain) on limited partnerships	659	(646)
Increase in cash surrender value of bank owned life insurance	(1,770)	(2,820)
Increase in other assets	(181)	(2,408)
Increase (decrease) in other liabilities	5,101	(3,250)

Net cash (used) provided by operating activities	(5,169)	24,397

Cash flows from investing activities
Purchase of securities available for sale	(747,883)	(293,967)
Purchase of securities held to maturity	(21,451)	(58,995)
Proceeds from maturity, sales, calls and principal reductions of securities available for sale	386,276	481,166
Proceeds from maturity, calls and principal reductions of securities held to maturity	43,503	35,865
Proceeds from sales of fixed assets	32	659
Net decrease (increase) in loans held for investment	102,268	(216,809)
Proceeds from sales of other real estate owned	2,310	517
Proceeds from bank owned life insurance	263	-
Purchase of premises and equipment	(1,342)	(3,111)

Net cash used by investing activities	(236,024)	(54,675)

Cash flows from financing activities
Net increase (decrease) in customer deposit balances	414,752	(42,700)
Net (decrease) increase in short-term borrowings	(52,018)	31,639
Proceeds from long-term borrowings	142,000	345,000
Repayments of long-term borrowings	(252,324)	(275,492)
Book (over)/under tax benefit of stock-based compensation	(98)	107
Acquisition of treasury shares	(3,105)	(11,082)
Dividends paid	(14,075)	(13,786)

Net cash provided by financing activities	235,132	33,686

Net (decrease) increase in cash and cash equivalents	(6,061)	3,408

Cash and equivalents, beginning of period	153,131	160,879

Cash and equivalents, end of period	$147,070	$164,287

Supplemental information
Cash paid for
Interest on deposits and borrowings	$92,142	$108,957
Income taxes paid, net	11,447	11,087
Noncash transactions
Loans transferred to other real estate owned	1,560	-

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

As of August 7, 2009, the date in which the financial statements were issued, management has determined that no subsequent events have occurred following the balance sheet date of June 30, 2009 which require recognition or disclosure in the financial statements.

2.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). The objective of SFAS No. 168 is to replace FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009 and once effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. Management does not anticipate that the adoption of SFAS No. 168 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk in the assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and enhances the disclosure requirements for sellers of the assets. SFAS No. 166 will be effective for the fiscal year beginning after November 15, 2009. The Company anticipates that the adoption of SFAS No. 166 will not have a material impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, the statement sets forth (1) the period after the balance sheet date during which management of a reporting entity will evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity will recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity will make about events or transactions that occurred after the balance sheet date. The new standard is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. FAS 157-4”). FSP FAS No. 157-4 amends FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect early application of this FSP and the adoption of the FSP for the period ending June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2”). FSP No. FAS 115-2 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. When an other-than-temporary impairment exists under this stated assertion, the amount of impairment related to the credit loss component would be recognized in earnings while the remaining amount would be recognized in other comprehensive income. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. FSP No. FAS 115-2 does not amend existing recognition and measurement guidance for other-than-temporary impairments of equity securities. This FSP was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect early application of this FSP. The adoption of this FSP for the period ending June 30, 2009 resulted in a $1.0 million cumulative effect adjustment, net of taxes, to increase retained earnings and decrease accumulated other comprehensive income as of April 1, 2009 for the non-credit component of debt securities for which other-than-temporary impairment was previously recognized. Refer to Note 5 of the Notes to the Unaudited Consolidated Financial Statements for further information on the Company’s adoption of this FSP.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1”). FSP No. FAS 107-1 amends the disclosure requirements in FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS No. 107”) to require disclosures about fair value of financial instruments whether or not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP was effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of the FSP for the period ending June 30, 2009 did not have a material impact on the Company’s consolidated financial statements. Refer to Note 3 of the Notes to the Unaudited Consolidated Financial Statements for the interim disclosures required by this FSP.

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

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142- 3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” and other applicable accounting literature. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP No. 142-3 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. FAS 157-2”), which delays the January 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP No. FAS 157-2 did not have a material effect on the Company’s consolidated financial statements.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company.

SFAS No. 159, Fair Value Option

SFAS No. 159 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The Company elected the fair value option as of January 1, 2009 for its portfolio of mortgage loans held for sale pursuant to forward loan sale commitments originated after January 1, 2009 in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of the derivative forward loan sale contracts used to economically hedge them. As a result of the surge of refinances resulting from the drop in mortgage rates within the industry, the balance of loans held for sale and derivative contracts relating to those loans have increased significantly. The election under SFAS No. 159 relating to mortgage loans held for sale does not result in a transition adjustment to retained earnings and instead changes in the fair value have an impact on earnings as a component of noninterest income.

As of June 30, 2009, mortgage loans held for sale pursuant to forward loan sale commitments had a fair value of $53.1 million, which includes a negative fair value adjustment of $581,000.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table details the financial instruments carried at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2009

		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale
Marketable equity securities	$13,076	$1,176	$11,900	$-
Bonds and obligations	205,708	178,595	27,113	-
Auction rate certificates	24,914	-	-	24,914
Trust preferred equity securities	29,981	-	27,194	2,787
Mortgage-backed securities	2,017,671	-	2,017,671	-

Total Securities Available for Sale	$2,291,350	$179,771	$2,083,878	$27,701
Mortgage Loans Held for Sale	53,145	-	53,145	-
Derivative Assets related to mortgage banking activities	1,107	-	1,107	-

	December 31, 2008

		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale
Marketable equity securities	$19,135	$1,135	$18,000	$-
Bonds and obligations	257,340	228,668	28,672	-
Auction rate certificates	23,479	-	-	23,479
Trust preferred equity securities	31,266	-	28,119	3,147
Mortgage-backed securities	1,597,343	-	1,597,343	-

Total Securities Available for Sale	$1,928,563	$229,803	$1,672,134	$26,626

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value. There were no Level 3 assets measured on a recurring basis during the six months ended June 30, 2008.

	Securities Available for Sale

	For the Three	For the Six
	Months Ended	Months Ended

(In thousands)	June 30, 2009	June 30, 2009

Balance at beginning of period	$28,543	$26,626
Transfer into Level 3	-	-
Total gains (losses) - (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	(772)	1,159
Purchases, issuances, and settlements	-	-
Discount accretion	4	7
Principal payments	(74)	(91)

Balance at end of period	$27,701	$27,701

The following is a description of the valuation methodologies used for instruments measured at fair value.

Securities Available for Sale: Included in the available for sale category are both debt and equity securities. The Company utilizes Interactive Data Corp., a third-party, nationally-recognized pricing service (“IDC”) to estimate fair value measurements for 98.8% of its investment securities portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things. The fair value prices on all investment securities are reviewed for reasonableness by management through an extensive process. This review process includes an analysis of changes in the LIBOR / swap curve, the treasury curve, mortgage rates and credit spreads as well as a review of the securities inventory list which details issuer name, coupon and maturity date for unusual market price fluctuations. The review resulted in no adjustments to the IDC pricing. Also, management assessed the valuation techniques used by IDC based on a review of their pricing methodology to ensure proper hierarchy classifications. As a result of the adoption of FSP No. FAS 157-4, the Company reviewed the activity for all available for sale securities for which the transaction may not be orderly or reflective of a significant level of activity and volume. The Company’s available for sale debt securities include auction rate certificates which were valued through means other than quoted market prices due to the Company’s conclusion that the market for the securities was not active. The adoption did not have a material impact on the Company’s consolidated financial statements. The fair value for the auction rate securities are based on Level 3 inputs in accordance with SFAS No. 157. The major categories of securities available for sale are:

•
Marketable Equity Securities: Included within this category are exchange-traded securities, including common and preferred equity securities, measured at fair value based on quoted prices for identical securities in active markets and therefore meet the Level 1 criteria. Also included are auction rate preferred securities rated AAA, which are priced by IDC at par and are classified as Level 2 of the valuation hierarchy.

•
Bonds and obligations: Included within this category are highly liquid government obligations that are measured at fair value based on quoted prices for identical securities in active markets and therefore are classified within Level 1 of the fair value hierarchy. Also included in this category are mortgage mutual funds, municipal obligations and corporate obligations where the fair values are estimated by using pricing models (i.e. matrix pricing) with observable market inputs including recent transactions and/or benchmark yields or quoted prices of securities with similar characteristics and are therefore classified within Level 2 of the valuation hierarchy.

•
Auction Rate Certificates: The Company owns auction rate certificates which are pools of government guaranteed student loans issued by state student loan departments. Due to the lack of liquidity in the auction rate market, the Company obtained a price from the market maker that factored in credit risk and liquidity premiums to determine a current fair value market price. The auction rate certificates fall into the classification of Level 3 within the fair value hierarchy. These securities were not priced by the pricing service.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

•
Trust preferred equity securities: Included in this category are two pooled trust preferred securities and “individual name” trust preferred securities of financial companies. One of the pooled trust preferred securities is not priced by IDC and is classified within Level 3 of the valuation hierarchy while the remaining securities are at Level 2 and are priced by IDC. The Company calculates the fair value of the Level 3 pooled trust preferred security based on a cash flow methodology that uses the Bloomberg AA rated bank yield curve to discount the cash flows. Additionally, the low level of the three month LIBOR rate, the general widening of credit spreads and the reduced level of liquidity in the fixed income markets, were all factors in the determination of the current fair value market price. Therefore, this pooled trust preferred security is classified within Level 3 of the valuation hierarchy. The fair value of the remaining trust preferred securities priced by IDC are based upon matrix pricing factoring in observable benchmark yields and issuer spreads and are, therefore, classified within Level 2 of the valuation hierarchy.

•
Mortgage-Backed Securities: The Company owns residential mortgage-backed securities. As there are no quoted market prices available, the fair values of mortgage backed securities are based upon matrix pricing factoring in observable benchmark yields and issuer spreads and are therefore classified within Level 2 of the valuation hierarchy.

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

At June 30, 2009, the effects of fair value measurements for interest rate lock commitment derivatives and forward loan sale commitments were as follows (mortgage loans held for sale are shown for informational purposes only):

	June 30, 2009

	Notional or
	Principal	Fair Value
(In thousands)	Amount	Adjustment

Rate Lock Commitments	$41,112	$65
Forward Sales Commitments	91,827	1,042
Mortgage Loans Held for Sale	53,726	(581)

The Company sells the majority of its fixed rate mortgage loans with original terms of 15 years or more on a servicing released basis and receives a servicing released premium upon sale. The servicing value has been included in the pricing of the rate lock commitments and loans held for sale. The Company estimates a fallout rate of approximately 10% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The collection of upfront fees from the borrower is the driver of the Company’s low fallout rate. If this practice were to change, the fallout rate would most likely increase and the Company would reassess the significance of the fallout rate on the fair value measurement.

Prior to January 1, 2009, the mortgage loans held for sale and the derivatives associated with those loans had balances of notional amounts and fair value adjustments that did not have a material impact on the financial statements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables detail the financial instruments carried at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2009

		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$2,352	$-	$-	$2,352
Impaired Loans	10,082	-	-	10,082

	December 31, 2008

		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$3,001	$-	$-	$3,001
Impaired Loans	8,284	-	-	8,284

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

SFAS 107, Disclosures about Fair Value of Financial Instruments
The following methods and assumptions were used by management to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents: Carrying value is assumed to represent fair value for cash and due from banks and short-term investments, which have original maturities of 90 days or less.

Investment securities: Refer to the above discussion on securities

Federal Home Loan Bank of Boston stock: FHLB Boston stock is a non-marketable equity security which is assumed to have a fair value equal to its carrying value.

Loans held for sale: The fair value of performing residential mortgage loans held for sale is estimated using quoted market prices provided by government-sponsored entities as described above. The fair value of SBA loans is estimated using quoted market prices from a secondary market broker.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Accrued income receivable: Carrying value is assumed to represent fair value.

Loans: The fair value of the net loan portfolio is determined by discounting the estimated future cash flows using the prevailing interest rates and appropriate risk adjustments as of period-end at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of nonperforming loans is estimated using the Bank’s prior credit experience.

Derivative Assets: Refer to the above discussion on derivatives.

Deposits: The fair value of demand, non-interest bearing checking, savings and certain money market deposits is determined as the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the estimated future cash flows using rates offered for deposits of similar remaining maturities as of period-end.

Borrowed Funds: The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings.

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of June 30, 2009:

	June 30, 2009

	Carrying	Estimated
(In thousands)	Amounts	Fair Value

Financial Assets
Cash and due from banks	$85,070	$85,070
Short-term investments	62,000	62,000
Investment securities	2,579,454	2,591,145
Loans held for sale	54,479	54,479
Loans, net	4,799,956	4,839,053
Federal Home Loan Bank of Boston stock	120,821	120,821
Accrued income receivable	34,617	34,617
Derivative assets	1,107	1,107
Financial Liabilities
Interest and non-interest bearing checking, savings and money market accounts	$3,347,184	$3,347,184
Time deposits	1,515,322	1,539,839
Borrowed funds	2,212,609	2,230,299

4.	Derivative Financial Instruments

In the ordinary course of business, the Company uses various derivative financial instruments to service the financial needs of customers and to reduce its exposure to fluctuations in interest rates. The Company considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity, as it prevents earnings from being exposed to undue risk posed by changes in interest rates. The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended, which requires that all derivative instruments be recorded on the statement of condition at their fair values. The Company does not enter into derivative transactions for speculative purposes, does not have any derivatives designated as hedging instruments, nor is party to a master netting agreement as of June 30, 2009.

Loan Commitments and Forward Loan Sale Commitments: The Company enters into contractual commitments, interest rate lock commitments with borrowers, to finance residential mortgage loans. Primarily to mitigate the interest rate risk on these commitments, the Company also enters into “mandatory” and “best effort” forward loan sale delivery commitments with investors. The interest rate lock commitments and the forward loan delivery commitments meet the definition of a derivative in SFAS No. 133, however, the Company has not designated them as hedging instruments. Upon closing the loan, the loan commitment expires and the Company records a loan held for sale subject to the same forward loan sale commitment. Prior to January 1, 2009, the Company accounted for loans held for sale at the lower or cost or fair value in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” Fluctuations in the fair value of loan commitments, loans held for

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

sale, and forward loan sale commitments generally move in opposite directions, and the net impact of the changes in these valuations on net income is generally inconsequential to the financial statements.

The decrease in mortgage rates at the end of 2008 through June 30, 2009 has resulted in a large increase in mortgage loan refinances and hence, the Company’s committed loans and forward loan sale commitments have significantly increased. The Company has elected the fair value option pursuant to SFAS No. 159 for loans held for sale originated after January 1, 2009 and therefore, those loans held for sale will be recorded in the statement of condition at fair value with any gains and losses recorded in earnings. See Footnote 3, Fair Value Measurements, for additional information.

The following table summarizes the Company’s derivative positions at and for the six months ended June 30, 2009:

	Notional or	Fair Value
(In thousands)	Principal Amount	Adjustment (1)

Interest Rate Lock Commitments	41,112	65
Forward Sales Commitments	91,927	1,042

(1) An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

The following two tables present the fair values of the Company’s derivative instruments and their effect on the Statement of Income:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives

	June 30, 2009

	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other Assets	$1,107	Other Liabilities	$-

Total derivatives not designated as hedging instruments under Statement 133		$1,107		$-

Effect of Derivative Instruments on the Statement of Income

		For the Three Months	For the Six Months
		Ended	Ended
		June 30, 2009	June 30, 2009

(In thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Non-interest income	$807	$1,107

Total derivatives not designated as hedging instruments under Statement 133		$807	$1,107

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

5.	Investment Securities

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2009 and December 31, 2008.

	June 30, 2009				December 31, 2008

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$597	$-	$-	$597	$596	$1	$-	$597
U.S. Government sponsored
enterprise obligations	180,436	2,417	(290)	182,563	228,844	4,586	(81)	233,349
Corporate obligations	8,159	-	(181)	7,978	8,178	-	(232)	7,946
Other bonds and obligations	16,328	166	(1,923)	14,571	17,654	128	(2,333)	15,449
Auction rate certificates	27,950	-	(3,036)	24,914	28,000	-	(4,521)	23,479
Marketable equity securities	12,953	123	-	13,076	19,039	103	(8)	19,134
Trust preferred equity securities	49,332	-	(19,351)	29,981	47,708	-	(16,443)	31,265
Private label mortgage-backed securities	27,819	-	(4,828)	22,991	33,027	-	(7,891)	25,136
Mortgage-backed securities	1,941,223	55,603	(2,147)	1,994,679	1,543,403	30,019	(1,215)	1,572,207

Total available for sale	2,264,797	58,309	(31,756)	2,291,350	1,926,449	34,837	(32,724)	1,928,562

Held to maturity
Mortgage-backed securities	278,099	11,415	-	289,514	299,222	8,832	(38)	308,016
Other bonds	10,005	276	-	10,281	10,560	186	-	10,746

Total held to maturity	288,104	11,691	-	299,795	309,782	9,018	(38)	318,762

Total securities	$2,552,901	$70,000	$(31,756)	$2,591,145	$2,236,231	$43,855	$(32,762)	$2,247,324

The securities portfolio is reviewed on a monthly basis for the presence of other-than-temporary impairment (“OTTI”). During the second quarter new OTTI guidance, FSP No. FAS 115-2, was adopted which, for debt securities, requires that credit related OTTI be recognized in earnings while non-credit related OTTI be recognized in other comprehensive income (“OCI”). If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. The new guidance also required that previously recorded impairment charges which did not relate to a credit loss should be reclassified from retained earnings to accumulated other comprehensive income (“AOCI”). For the quarter ended June 30, 2009, the Company reclassified the non-credit related portion of a previously recorded OTTI loss and recorded a current OTTI loss in accordance with FSP No. FAS 115-2, both of which are described below.

A credit related OTTI loss in the amount of $626,000 was recorded against the Company’s position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities. During the current quarter, the fund experienced its first realized loss on a mortgage investment. Additionally, the fund began disclosing the full portfolio details on a monthly basis during the second quarter. Consequently, management determined that the dollar amount of securities carrying a rating of CCC or lower had increased since the previous quarter-end. This decrease in the credit quality of the securities coupled with the loss recognized by the fund, resulted in management’s determination that the fund was other-than-temporarily impaired. The non-credit related OTTI was $1.9 million and was recognized in OCI. The fund has a current book value of $8.3 million and is not expected to be sold.

During 2008, one of the “individual name” trust preferred securities was deemed to be other-than-temporarily impaired and a charge of $1.6 million was recorded in the third quarter. Upon the adoption of FSP No. FAS 115-2, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased AOCI by $1.6 million, or $1.0 million, net of tax. Additionally, the amortized cost for this security increased by $1.6 million as the entire impairment charge recorded in 2008 was non-credit related. At June 30, 2009 this security had an amortized cost of $4.7 million and an unrealized loss of $1.3 million.

The following tables present the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of June 30, 2009 and December 31, 2008. Of the securities summarized, 38 issues have unrealized losses for less than twelve months and 37 have unrealized losses for twelve months or more at June 30, 2009. This compares to a total of 145 issues that had an unrealized loss at December 31, 2008.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	June 30, 2009

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$27,803	$276	$708	$14	$28,511	$290
Corporate obligations	1,021	3	6,956	178	7,977	181
Other bonds and obligations	6,343	1,923	-	-	6,343	1,923
Auction rate certificates	-	-	24,914	3,036	24,914	3,036
Marketable equity securities	-	-	-	-	-	-
Trust preferred equity securities	3,360	1,334	26,612	18,017	29,972	19,351
Private label mortgage-backed securities	2,355	242	20,636	4,586	22,991	4,828
Mortgage-backed securities	281,529	2,147	-	-	281,529	2,147

Total securities with unrealized losses	$322,411	$5,925	$79,826	$25,831	$402,237	$31,756

	December 31, 2008

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$5,278	$81	$-	$-	$5,278	$81
Corporate obligations	7,945	232	-	-	7,945	232
Other bonds and obligations	6,659	2,333	-	-	6,659	2,333
Auction rate certificates	23,479	4,521	-	-	23,479	4,521
Marketable equity securities	520	8	-	-	520	8
Trust preferred equity securities	25,031	11,311	6,234	5,132	31,265	16,443
Private label mortgage-backed securities	25,136	7,891	-	-	25,136	7,891
Mortgage-backed securities	148,432	1,253	-	-	148,432	1,253

Total securities with unrealized losses	$242,480	$27,630	$6,234	$5,132	$248,714	$32,762

Management believes that no individual unrealized loss as of June 30, 2009 represents a credit related other-than-temporary impairment, based on its detailed monthly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at June 30, 2009.

The unrealized losses reported on mortgage-backed securities primarily relate to AAA rated securities issued by private institutions. Widening in non-agency mortgage spreads is the primary factor for the unrealized losses reported on AAA rated securities issued by private institutions. The unrealized loss is concentrated in four private-label mortgage-backed securities which are substantially paid down, well seasoned and of an earlier vintage that have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. None of the securities are backed by subprime mortgage loans and none have suffered losses. These securities are still paying principal and interest and are expected to continue to pay their contractual cash flows. Management’s review of the above factors and issuer specific data concluded that these private-label mortgage-backed securities are not other-than-temporarily impaired. All of the Company’s mortgage-backed securities relate to residential mortgages.

The unrealized losses on other bonds and obligations relates to the non-credit related OTTI loss on a position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products and experienced declines in credit ratings and was not due to customer redemptions or forced selling of the investments. The fund recorded its first loss which factored into management’s determination that the fund was other-than-temporarily impaired. As discussed above, a credit related OTTI loss of $626,000 was recorded through earnings. The fund carries a market value to book value ratio of 76.7%, a weighted average underlying investment credit rating of A+ and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities and has therefore concluded that the remaining unrealized loss is non-credit related as of June 30, 2009.

The unrealized losses on auction rate certificates relate to certificates issued by a Wall Street underwriting firm and are pools of government-guaranteed student loans that are issued by state student loan departments. In the first half of 2008, the auction

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

process for auction rate certificates began to freeze resulting from the problems in the credit markets. In 2008, the underwriter entered into a settlement agreement with several state regulatory agencies, whereby they have agreed to repurchase these certificates from both their retail and institutional customers at par. The institutional buy-back of these securities is scheduled on or around June 30, 2010. These securities are currently rated AAA and are still paying their contractual cash flows and are expected to continue to pay their contractual cash flows. Management has therefore concluded that no other-than-temporary impairment exists as of June 30, 2009.

Trust preferred securities are comprised of two pooled trust preferreds with an amortized cost of $6.8 million, of which $4.8 million is rated AA and $2.0 million is rated BB. The remaining $42.6 million are comprised of twelve “individual names” issues with the following ratings: $15.5 million rated A+ to A-, $9.7 million rated BBB+ to BBB and $17.4 million rated B to BB+. The unrealized losses reported for trust preferred equity securities relate to the financial and liquidity stresses in the fixed income market and not to any credit impairment of the issuers as the present value of cash flows expected to be collected is not less than the amortized cost basis of the securities. Although the ratings on some issues have been reduced since December 31, 2008, all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferred and the “individual names” trust preferred equity securities was completed. This review included an analysis of collateral reports, stress default levels and financial ratios of the underlying issuers and concluded that there was no other-than-temporary impairment at the end of the period.

The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities contained in the table for a period of time necessary to recover the unrealized losses, which may be until maturity.

The following table presents the changes in the credit loss component of the amortized cost of debt securities available for sale that have been written down for other-than-temporary impairment loss and recognized in earnings. The credit loss component represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses.

	Three months ended	Six months ended
	June 30,	June 30,

(In thousands)	2009	2009

Balance, beginning of period	$-	$-
Additions:
Initital credit impairments which were not previously recognized as a component of earnings	626	626
Subsequent credit impairments	-	-
Reductions:
Securities sold	-	-

Balance, end of period	$626	$626

As of June 30, 2009, the amortized cost and fair values of debt securities and short-term obligations, by contractual maturity, are shown below. Expected maturities may differ from contracted maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value

June 30, 2009
Due in one year or less	$115,709	$113,482	$1,750	$1,765
Due after one year through five years	102,771	104,055	7,205	7,441
Due after five years through ten years	4,001	4,068	550	575
Due after ten years	60,321	38,998	500	500

Mortgage-backed securities	1,969,042	2,017,670	278,099	289,514

Total debt securities	$2,251,844	$2,278,273	$288,104	$299,795

Securities with a fair value of $933.1 million and $1.12 billion at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank of Boston (“FHLB”) borrowings.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables present information related to realized gains and losses on sales of securities available for sale during the three and six months ended June 30, 2009 and 2008.

	Debt Securities		Equity Securities

	Three Months Ended June 30,

(In thousands)	2009	2008	2009	2008

Realized gains	$2,243	$1,180	$-	$27
Realized losses	-	(21)	-	(1,099)

	Debt Securities		Equity Securities

	Six Months Ended June 30,

(In thousands)	2009	2008	2009	2008

Realized gains	$4,142	$2,516	$-	$27
Realized losses	(33)	(21)	-	(1,297)

6.	Loans

	The composition of the Company’s loan portfolio is as follows:

		June 30,	December 31,
	(In thousands)	2009	2008

	Residential real estate	$2,462,290	$2,524,638
	Commercial real estate	1,064,973	1,077,200
	Construction
	Residential	19,062	21,380
	Commercial	131,037	143,610
	Commercial business	435,556	458,952
	Consumer
	Home equity and equity lines of credit	719,417	714,444
	Other	19,123	22,561

	Total consumer	738,540	737,005

	Total loans	4,851,458	4,962,785
	Allowance for loan losses	(51,502)	(49,911)

	Total loans, net	$4,799,956	$4,912,874

At June 30, 2009 and December 31, 2008, the Company’s residential real estate loan, residential construction loan, home equity loan and equity lines of credit portfolios are entirely collateralized by one to four family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan and commercial construction portfolios are collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralize the majority of the commercial business loan portfolio. The Company does not originate or directly invest in subprime loans.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table provides a summary of activity in the allowance for loan losses.

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,

(In thousands)	2009	2008	2009	2008

Balance at beginning of period	$50,635	$45,414	$49,911	$43,813
Provisions charged to operations	5,000	3,700	9,100	5,400
Charge-offs
Residential real estate loans	990	-	1,489	51
Commercial real estate loans	1,493	-	1,996	-
Commercial construction loans	264	1,000	2,046	1,000
Commercial business loans	1,346	504	2,151	774
Consumer loans	254	205	413	351

Total charge-offs	4,347	1,709	8,095	2,176

Recoveries
Residential real estate loans	103	3	137	6
Commercial real estate loans	-	11	-	23
Commercial construction loans	-	-	-	-
Commercial business loans	84	343	291	663
Consumer loans	27	36	158	69

Total recoveries	214	393	586	761

Net charge-offs	4,133	1,316	7,509	1,415

Balance at end of period	$51,502	$47,798	$51,502	$47,798

Nonperforming Assets

Nonperforming assets include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, renegotiated loans due to a weakening in the financial condition of the borrower and other real estate owned. There were no accruing loans included in the Company’s nonperforming assets as of June 30, 2009 and December 31, 2008. As of June 30, 2009 and December 31, 2008, nonperforming assets were:

	June 30,	December 31,
(In thousands)	2009	2008

Nonaccrual loans	$54,872	$38,331
Other real estate owned	992	2,023

Total nonperforming assets	$55,864	$40,354

Troubled debt restructured loans included in nonaccrual loans above	$2,746	$-

7.	Goodwill and Identifiable Intangible Assets

	The changes in the carrying amount of goodwill and identifiable intangible assets for the six months ended June 30, 2009 are summarized as follows:
				Total
			Core Deposits	Identifiable
			and Customer	Intangible
	(In thousands)	Goodwill	Relationship	Assets

	Balance, December 31, 2008	$527,167	$43,860	$43,860
	Amortization expense	-	(4,257)	(4,257)

	Balance, June 30, 2009	$527,167	$39,603	$39,603

	Estimated amortization expense for the year ending:
	Remaining 2009		4,244	4,244
	2010		7,811	7,811
	2011		7,556	7,556
	2012		7,556	7,556
	2013		7,461	7,461
	Thereafter		4,975	4,975

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The components of identifiable intangible assets are core deposit and customer relationships and had the following balances at June 30, 2009:

	Original		Balance
	Recorded	Cumulative	June 30,
(In thousands)	Amount	Amortization	2009

Core deposit and customer relationships	$86,908	$47,305	$39,603

8.	Other Assets

	Selected components of other assets are as follows:
		June 30,	December 31,
	(In thousands)	2009	2008

	Deferred tax asset, net	$21,000	$30,339
	Accrued interest receivable	34,617	35,285
	Investments in limited partnerships and other investments	8,548	9,171
	Receivables arising from securities transactions	36,085	9,892
	All other	16,766	16,986

	Total other assets	$117,016	$101,673

9.	Deposits

	A summary of deposits by account type is as follows:
		June 30,	December 31,
	(In thousands)	2009	2008

	Savings	$1,913,169	$1,463,341
	Money market	520,902	346,522
	NOW	389,495	368,730
	Demand	523,618	494,978
	Time	1,515,322	1,774,259

	Total deposits	$4,862,506	$4,447,830

10.	Borrowings

	The following is a summary of the Company’s borrowed funds:
			December 31,
	(In thousands)	June 30, 2009	2008

	FHLB advances (1)	$2,057,720	$2,190,914
	Repurchase agreements	132,511	159,530
	Mortgage loans payable	1,243	1,317
	Junior subordinated debentures issued to affiliated trusts (2)	21,135	24,735

	Total borrowings	$2,212,609	$2,376,496

(1)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $4.4 million and $5.8 million at June 30, 2009 and December 31, 2008, respectively. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining terms using the level yield method.

(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $0 and $100,000 at June 30, 2009 and December 31, 2008, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Federal Home Loan Bank of Boston (“FHLB”) advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible investment securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. Investment securities currently maintained as collateral are all U.S. Agency hybrid adjustable rate mortgage-backed securities. At June 30, 2009 and December 31, 2008, the Bank was in compliance with the FHLB collateral requirements. At June 30, 2009, the Company could immediately borrow an additional $297.0 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity of approximately $1.12 billion would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $122.0 million as of June 30, 2009, all of which was available on that date. Repurchase agreement lines of credit with three large broker-dealers totaled $100.0 million at June 30, 2009, with availability of $75.0 million. At June 30, 2009, all of the Company’s $2.05 billion outstanding FHLB advances were at fixed rates ranging from 1.82% to 8.17%. The weighted average rate for all FHLB advances at June 30, 2009 was 4.33%.

11.	Pension and Other Postretirement Benefit Plans

The Company provides various defined benefit and other postretirement benefit plans (postretirement health and life insurance benefits) to substantially all employees hired prior to January 1, 2008. The Company also has supplemental retirement plans (the “Supplemental Plans”) that provide benefits for certain key executive officers. Benefits under the supplemental plans are based on a predetermined formula and are reduced by other benefits. The liability arising from these plans is being accrued over the participants’ remaining periods of service so that at the expected retirement dates, the present value of the annual payments will have been expensed. Due to the retirement of an executive officer, the Company expects to record additional expense of approximately $1.2 million for the supplemental executive retirement plans in the fourth quarter of 2009.

The following table presents the amount of net periodic pension cost for the three months ended June 30, 2009 and 2008.

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2009	2008	2009	2008	2009	2008

Service cost - benefits earned during the period	$809	$787	$112	$134	$55	$49
Interest cost on projected benefit obligation	1,430	1,363	194	177	89	93
Expected return on plan assets	(1,741)	(1,798)	-	-	-	-
Amortization:			-		-
Transition	-	-	-	-	13	13
Prior service cost	13	13	2	2	-	-
Loss (gain)	204	-	-	-	(43)	(20)

Net periodic benefit cost	$715	$365	$308	$313	$114	$135

The following table represents the amount of net periodic pension cost for the six months ended June 30, 2009 and 2008.

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2009	2008	2009	2008	2009	2008

Service cost - benefits earned during the period	$1,617	$1,575	$225	$269	$109	$98
Interest cost on projected benefit obligation	2,861	2,726	389	353	179	186
Expected return on plan assets	(3,482)	(3,595)	-	-	-	-
Amortization:
Transition	-	-	-	-	26	26
Prior service cost	26	25	3	3	-	-
Loss (gain)	408	-	-	-	(86)	(40)

Net periodic benefit cost	$1,430	$731	$617	$625	$228	$270

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

discretionary contributions to the ESOP over a remaining period of 25 years. The unallocated ESOP shares are pledged as collateral on the loan.

At June 30, 2009, the loan had an outstanding balance of $98.7 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three and six months ended June 30, 2009 was approximately $779,000 and $1.5 million respectively. For the three and six months ended June 30, 2008, the ESOP compensation expense was approximately $817,000 and $1.5 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of June 30, 2009 were as follows:

Shares released for allocation	1,287,253
Unreleased shares	6,167,309

Total ESOP shares	7,454,562

Market value of unreleased shares at June 30, 2009 (in thousands)	$70,924

12.	Stock-Based Compensation

The Company provides compensation benefits to employees and non-employee directors under its 2005 Long-Term Compensation Plan (the “LTCP”) which was approved by shareholders. The Company accounts for stock-based compensation using the fair value recognition provisions of revised SFAS No. 123 (“SFAS No. 123R”), “Share Based Payment”, which was adopted using the modified prospective transition method effective January 1, 2006. Under SFAS No. 123R, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period or over the requisite service period for awards expected to vest.

The LTCP allows for the issuance of up to 11.4 million Options or Stock Appreciation Rights and up to 4.6 million Stock Awards or Performance Awards. During the quarter ended June 30, 2009, a mix of stock options, restricted stock and performance-based restricted shares were awarded to employees.

Option Awards

Options awarded to date are for a term of ten years and total approximately 9.5 million shares. Substantially all of these options were awarded on the original award date of June 17, 2005 and these 2005 option awards had the following vesting schedule: 40% vested at year-end 2005 and 20% vested at year-end 2006, 2007 and 2008, respectively. Subsequent awards have vesting periods of either three or four years. The Company assumed a 4.1% average forfeiture rate on options granted subsequent to June 17, 2005 as the majority of the options were awarded to senior level management. Compensation expense recorded on options for the three and six months ended June 30, 2009 was $78,000 and $132,000, respectively, or after tax expense of approximately $50,000 and $86,000, respectively. Compensation expense for the three and six months ended June 30, 2008 was $1.0 million and $2.2 million, respectively, or after tax expense of approximately $682,000 and $1.4 million, respectively, was recorded. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense in future periods.

Options to purchase 411,130 shares were granted to employees during the six months ended June 30, 2009 and options to purchase 79,250 shares were granted during the six months ended June 30, 2008. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $2.37 and $1.96 per share for the options which were granted in 2009 and 2008, respectively. The weighted-average related assumptions for the six months ended June 30, 2009 and 2008 are presented in the following table.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	2009	2008

Risk-free interest rate	2.63%	2.86%
Expected dividend yield	2.15%	2.12%
Expected volatility	19.31%	16.19%
Expected life (years)	6.25	6.25

•	The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of the grant.
•	The dividend yield is calculated on the current dividend and strike price at the time of the grant.
•	The expected volatility assumption is based on the Company’s stock price history, which for 2009 was 60 months and for 2008 was 48 months.
•	The expected life for options granted during the six months ended June 30, 2009 and 2008 was determined by applying the simplified method as allowed by Staff Accounting Bulletin No. 107.

A summary of option activity as of June 30, 2009 and changes during the period ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,422,666	$14.40
Granted	411,130	13.01
Exercised	-	-
Forfeited/cancelled	(2,262)	13.59
Expired	(221,375)	14.39

Options outstanding at June 30, 2009	8,610,159	$14.33	6.22	$-

Options exercisable at June 30, 2009	8,003,064	$14.40	5.98	$-

The following table summarizes the nonvested options during the six months ended June 30, 2009.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2009	247,494	$2.60
Granted	411,130	2.37
Vested	(49,267)	2.37
Forfeited / Cancelled	(2,262)	2.18

Nonvested at June 30, 2009	607,095	$2.46

Restricted Stock and Performance-Based Restricted Stock Awards

To date, approximately 3.7 million shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and these 2005 awards have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards have vesting schedules of three years, four years, or cliff vest after three years. During the quarter ended June 30, 2009, in addition to restricted stock awards, the Company also granted performance-based restricted awards. The vesting for these newly issued performance-based awards is conditional upon fulfillment of a market condition and on meeting a service period. Of the 190,298 shares of restricted stock awarded during the six months ended June 30, 2009, 65,149 shares were performance-based.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Performance-based restricted stock shares were awarded to executive management and other key members of senior management. The actual number of performance shares to be earned will be based on performance criteria over a three-year performance period beginning May 29, 2009 and ending May 31, 2012. Performance shares vest based on total shareholder return (TSR) (defined as share price appreciation from the beginning of the performance period to the end of the performance period, plus the total dividends paid on the common stock during the period) for the group of banks and thrifts listed on the SNL Thrift Index versus the Company’s TSR (the “TSR Percentage”). The performance shares, if earned, will vest on May 31, 2012. A Monte Carlo simulation model was used to provide a grant date fair value for the performance-based shares.

Expense for the performance-based awards is recognized over the service period similar to the recognition of the expense associated with the other restricted stock awards that only have a service condition. Total compensation expense for the three months ended June 30, 2009 and 2008 was approximately $1.2 million and $1.8 million or after tax expense of approximately $946,000 and $1.3 million, respectively. For the six months ended June 30, 2009 and 2008, compensation expense was $2.9 million and $3.7 million or after tax expense of approximately $2.2 million and $2.7 million was recorded. The Company anticipates that it will record expense of approximately $6.1 million, $6.3 million, $4.5 million and $407,000 in calendar years 2009 through 2012, respectively. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense recognized in future periods.

The following table summarizes the nonvested restricted stock and performance-based restricted stock awards during the six months ended June 30, 2009.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2009	1,656,933	$14.33
Granted	190,298	14.95
Vested	(486,424)	14.00
Forfeited / Cancelled	(165,699)	14.38

Nonvested at June 30, 2009	1,195,108	$14.42

13.	Income Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities and excess tax benefits related to the vesting of restricted stock. Deferred taxes charged to goodwill were in connection with prior acquisitions. The Company had a net deferred tax asset of $21.0 million and $30.3 million at June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009 and December 31, 2008, the Company has a valuation allowance of $9.2 million and $9.0 million, respectively, against charitable contribution carryforwards that are expected to expire in 2009 unused. The increase in the valuation allowance for the six months ended June 30, 2009 was $200,000. Management estimates that a total $400,000 increase in the valuation allowance is needed in 2009. As the increase in the valuation allowance results from changes in judgment concerning current year’s estimated income, the $400,000 increase is treated as an adjustment to the annual effective tax rate. Therefore management expects that the valuation allowance will increase by $200,000 over the remainder of the year.

As of June 30, 2009 and December 31, 2008, the Company has a valuation allowance of $938,000 and $815,000, respectively, against capital loss carryforwards. Management estimates that a total $222,000 increase in the valuation allowance is needed in 2009. As the increase in the valuation allowance results from a current year loss item, the total $222,000 increase is treated as an adjustment to the annual effective tax rate and therefore will be recognized ratably over the remainder of the year.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The components of income tax expense are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2009	2008	2009	2008

Current tax expense
Federal	$5,826	$7,709	$11,326	$10,433
State	136	39	324	58

Total current	5,962	7,748	11,650	10,491

Deferred tax expense, net of valuation reserve
Federal	(257)	(1,780)	240	277
State	-	-	-	-

Total deferred	(257)	(1,780)	240	277

Total income tax expense	$5,705	$5,968	$11,890	$10,768

The allocation of changes in net deferred tax assets involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2009	2008	2009	2008

Deferred tax asset allocated to:
Stockholders’ equity, tax effect of net unrealized gain on investment securities available for sale, net of valuation allowance	$3,344	$(3,905)	$8,521	$(3,107)
Stockholders’ equity, tax impact of adoption of EITF Issue No. 06-04	-	-	-	(572)
Reclass as a result of adoption of FSP No. FAS 115-2 and 124-2	578	-	578	-
Goodwill	-	-	-	(256)
Income	(257)	(1,780)	240	277

Total change in deferred tax assets, net	$3,665	$(5,685)	$9,339	$(3,658)

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

June 30,
(In thousands)	2009

Balance, beginning of period	$421
Additions for tax positions of current year	-
Additions for tax positions of prior year	9
Reductions for tax positions of prior year	-

Balance, end of period	$430

Included in the balance at June 30, 2009 are $430,000 of tax positions for which the ultimate deductibility is highly uncertain and for which the disallowance of the tax position would affect the annual effective tax rate. The Company anticipates that $30,000 of the unrecognized tax benefits will reverse in the next twelve months due to statute expirations. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2009, the Company has accrued approximately $71,000 in interest and penalties.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2005. In the third quarter of 2008, the IRS commenced an examination of the 2006 and 2007 tax years for Westbank. In the second quarter of 2009, the IRS commenced an examination of the 2006 and 2007 tax years for the Company. As of June 30, 2009, the IRS has not proposed any significant adjustments to Westbank’s or the Company’s tax returns for these tax years.

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

The table below summarizes the Company’s commitments and contingencies discussed above.

	June 30,	December 31,
(In thousands)	2009	2008

Loan origination commitments	$187,981	$108,948
Unadvanced portion of construction loans	78,103	82,525
Standby letters of credit	7,380	7,908
Unadvanced portion of lines of credit	613,155	608,043

Total commitments	$886,619	$807,424

Other Commitments

As of June 30, 2009 and December 31, 2008, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $1.7 million for each period which constitutes the Company’s maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of NewAlliance Bancshares, Inc.

15.	Stockholders’ Equity

At June 30, 2009 and December 31, 2008, stockholders’ equity amounted to $1.41 billion and $1.38 billion, respectively, representing 16.4% and 16.6% of total assets, respectively. The Company paid cash dividends totaling $0.14 per share on common stock during the six months ended June 30, 2009.

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

Treasury Shares
Share Repurchase Plan

On January 31, 2006, the Company’s Board of Directors authorized a repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 7.0 million shares of common stock at a weighted average price of $13.16 per share as of June 30, 2009. During the second quarter of 2009, no shares were repurchased. There is no set expiration date for this repurchase plan.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Other

Upon vesting of shares under the Company’s benefit plans, plan participants may choose to have the Company withhold a number of shares necessary to satisfy tax withholding requirements. The withheld shares are classified as treasury shares by the Company. For the six months ended June 30, 2009, approximately 106,500 shares were returned to the Company for this purpose.

Regulatory Capital

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At June 30, 2009, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
June 30, 2009
Tier 1 Capital (to Average Assets)	$702,310	8.8%	$318,021	4.0%	$397,526	5.0%
Tier 1 Capital (to Risk Weighted Assets)	702,310	15.8	178,023	4.0	267,035	6.0
Total Capital (to Risk Weighted Assets)	753,867	16.9	356,047	8.0	445,059	10.0

December 31, 2008
Tier 1 Capital (to Average Assets)	$735,144	9.5%	$308,308	4.0%	$385,385	5.0%
Tier 1 Capital (to Risk Weighted Assets)	735,144	16.2	181,978	4.0	272,967	6.0
Total Capital (to Risk Weighted Assets)	785,055	17.3	363,955	8.0	454,944	10.0

NewAlliance Bancshares, Inc.
June 30, 2009
Tier 1 Capital (to Average Assets)	$866,801	10.9%	$318,581	4.0%	$398,226	5.0%
Tier 1 Capital (to Risk Weighted Assets)	866,801	19.4	178,461	4.0	267,692	6.0
Total Capital (to Risk Weighted Assets)	918,358	20.6	356,922	8.0	446,153	10.0

December 31, 2008
Tier 1 Capital (to Average Assets)	$853,628	11.1%	$308,873	4.0%	$386,091	5.0%
Tier 1 Capital (to Risk Weighted Assets)	853,628	18.7	182,537	4.0	273,806	6.0
Total Capital (to Risk Weighted Assets)	903,539	19.8	365,075	8.0	456,343	10.0

16.	Other Comprehensive Income

The following table presents the components of other comprehensive income and the related tax effects for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2009	2008	2009	2008

Net income	$10,108	$11,782	$21,698	$24,716
Other comprehensive income, before tax
Unrealized gains on securities
Unrealized holding gains (losses), arising during the period	15,321	(11,779)	31,446	(8,292)
Reclassification adjustment for gains included in net income	(1,617)	(87)	(3,483)	(1,225)
Non-credit unrealized loss on other-than-temporarily impaired debt securities	(1,896)	-	(1,896)	-

Other comprehensive income (loss), before tax	11,808	(11,866)	26,067	(9,517)
Income tax (expense) benefit, net of valuation allowance	(3,922)	3,905	(9,099)	3,107

Other comprehensive income (loss), net of tax	7,886	(7,961)	16,968	(6,410)

Comprehensive income	$17,994	$3,821	$38,666	$18,306

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

17.	Earnings Per Share

The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2009	2008	2009	2008

Net income	$10,108	$11,782	$21,698	$24,716
Average common shares outstanding for basic EPS	99,278	100,113	99,266	100,195
Effect of dilutive stock options and unvested stock awards	33	169	44	20

Average common and common-equivalent shares for dilutive EPS	99,311	100,282	99,310	100,215
Net income per common share:
Basic	$0.10	$0.12	$0.22	$0.25
Diluted	0.10	0.12	0.22	0.25

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

Our Business

General

By assets, NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.58 billion and stockholders’ equity of $1.41 billion at June 30, 2009. Its business philosophy is to operate as a community bank with local decision-making authority. NewAlliance delivers financial services to individuals, families and businesses throughout Connecticut and Western Massachusetts through its 87 banking offices, 105 ATM’s and internet website (www.newalliancebank.com). NewAlliance common stock is traded on the New York Stock Exchange under the symbol “NAL”.

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

Critical Accounting Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our Consolidated Financial Statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

We believe that our most critical accounting policies, and those which involve the most complex subjective decisions or assessments relate to income taxes, pension and other postretirement benefits, goodwill and intangible assets, the allowance for loan losses and other-than-temporary impairment of investments. None of the Company’s critical accounting estimates have changed during the quarter. A brief description of our current policies involving significant management judgment follows:

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

Other-Than-Temporary Impairment of Investments

We conduct a periodic review of our investment securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. For equity securities, if such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is reported within non-interest income in the consolidated statement of income. For debt securities, if such decline is deemed other-than-temporary, the investment is written down for the portion of the impairment related to the estimated credit loss within non-interest income and the non-credit related impairment is recognized in other comprehensive income. Factors considered by management include, but are not limited to: not having the intent or need to sell the investment for a period of time sufficient to allow for the anticipated recovery in market value, percentage and length of time which an issue is below book value, credit deterioration of the investment such as the financial condition and near-term prospects of the issuer including their ability to meet contractual obligations in a timely manner and whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions. Adverse changes in management’s assessment of the factors used to determine that a security was not other-than-temporarily impaired could lead to additional impairment charges.

A complete discussion of critical accounting estimates can be found in the Company’s most recent Annual Report on Form 10-K (fiscal year ended December 31, 2008).

Recent Accounting Changes

We have adopted the following new accounting pronouncements during 2009:

FASB Staff Position (“FSP”) No. FAS 157-2, “Effective date of FASB Statement No. 157” (“FSP No. FAS 157-2”). FSP No. FAS 157-2 requires disclosure of nonfinancial assets and liabilities in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements regarding derivative instruments and hedging activities.

FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No. FAS 142-2”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.

SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141“Business Combinations” and became effective on January 1, 2009. SFAS No. 141(R) applies prospectively to any future business combinations and is expected to have a significant effect on the Company’s consolidated financial statements, when a business combination occurs.

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. FAS 157-4”). FSP No. FAS 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements.

FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2”). This FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The adoption of this FSP resulted in a $1.0 million, net of tax, cumulative effect adjustment increasing retained earnings and decreasing accumulated other comprehensive income.

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1”). This FSP amends the disclosure requirements in FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.

SFAS No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and the disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

Operating Results

Executive Overview

The current economic crisis, which began in the latter half of 2007 and is expected to continue throughout 2009, has been one of the most difficult financial and economic episodes in modern history. During the past 15 to 18 months, there have been many government initiatives instituted to help stem the crisis and get the economy turned around including the Emergency Economic Stabilization Act (“EESA”), the Financial Stability Plan and the American Recovery and Reinvestment Act. While these initiatives have objectives related to restoring confidence in the banking system and overall market place and stimulating the economy, to date they have had mixed results. Although the economy has been stabilized from its free fall, it is still operating in a recessionary environment as stress on consumers remains high due to elevated and rising unemployment rates, rising mortgage delinquencies and home foreclosures and credit remaining tight. Most recently, the Federal Deposit Insurance Company (“FDIC”) imposed an emergency special assessment on all FDIC insured banks that would assist the FDIC in their efforts to increase the Deposit Insurance Fund. As a result of this special assessment, the Company recorded approximately $4.0 million in additional deposit insurance expense for the three months ended June 30, 2009. Also, a regulatory reform proposal was released by the Obama Administration which includes sweeping financial regulatory reforms designed to ensure stability in the financial markets which will likely impact our regulatory burden if passed into law. Consequently, the operating environment remains very challenging.

The Company reported earnings of $10.1 million, or $0.10 per diluted share, for the second quarter of 2009 compared to $11.8 million or $0.12 per diluted share for the second quarter of 2008. For the six months ended June 30, 2009 and 2008 reported earnings were $21.7 million, or $0.22 per diluted share, and $24.7 million, or $0.25 per diluted share, respectively. The decreases in net income were primarily the result of larger loan loss provisions and the emergency special assessment imposed by the FDIC. The provision for loan losses increased from the corresponding 2008 year periods by $1.3 million and $3.7 million for the three and six months ended June 30, 2009, respectively. The FDIC special assessment recorded in the current quarter resulted in a $2.6 million after-tax expense, or $0.026 per diluted share. Our continued success has come from growth in our core business operations, mainly core deposits and loan originations, reinforced by solid asset quality and exceptional capital levels.

In the second quarter, we experienced further growth in core deposits bolstered by continued customer confidence and new product offerings. Core deposits increased $673.6 million since December 31, 2008. The shift away from higher cost time deposits and the increase in core deposits has had the effect of both significantly lowering our cost of funds and providing ample liquidity to fund loan originations and to reduce our borrowings.

We expect deposit competition in our market area to remain high as a key focus for the banking industry continues to be the generation of deposits to enhance liquidity and asset growth in what continues to be a tight credit market for lower credit rated institutions. This has manifested itself in deposit pricing still running slightly high relative to reference indexes such as the LIBOR or Treasury curves than we experienced in more stable periods. We plan to continue our pricing strategy to retain maturing time deposit balances, within reason, and to grow core deposits.

Residential mortgage loan originations have also remained very strong thus far in 2009. The decrease in conforming mortgage interest rates caused by government purchases of mortgage securities, a reduced number of competitors who have the ability and liquidity to retain or sell mortgage loans and enhanced sales efforts by the Bank were catalysts for the surge of mortgage originations that occurred during the first half of the year. With ample liquidity, capital and access to the secondary mortgage market, we were able to increase our market share and post mortgage originations of approximately $580.0 million in the first half of 2009. Of these originations, approximately $316.0 million were fixed rate mortgages with terms of 15 years or more and therefore, were originated for sale. Total mortgage banking activity and loan sale income was $1.5 million and $656,000 for the three months ended June 30, 2009 and 2008, respectively. For the 2009 and 2008 year-to-date periods, income was $3.5 million and $913,000, respectively. The current year income of $3.5 million includes approximately $526,000 in unrealized fair value gains related to loan commitments and mortgage loans held for sale. We anticipate originations will trend downward throughout the year, but still be running higher than prior year activity.

Net interest income has increased from 2008, both on a quarter and year-to-date basis, primarily due to significant reductions in our cost of funds. For the three months ended June 30, 2009, interest expense decreased $6.8 million, or 13.3%, from the comparative quarter and the average rate paid on interest-bearing liabilities decreased 57 basis points. The six month period experienced similar year-over-year declines in interest expense and the average rate paid on interest-bearing liabilities of 15.1% and 65 basis points, respectively. We expect the cost of our interest-bearing liabilities to continue to decline throughout the year.

The decline in the average yield on interest-earning assets coupled with our focus on originating mortgage loans for sale has slowed growth in the net interest margin. For the three and six months ended June 30, 2009, the net interest margin was 2.63% and 2.60%, respectively, down slightly from 2.67% and 2.62% for the three and six months ended June 30, 2008. The decline in the yield on interest-earning assets was primarily due to the absence of a dividend from the Federal Home Loan Bank of Boston (“FHLB”) (which we estimate to be four basis points), a decline in the yield on investment securities due to a decrease in market interest rates resulting from the current economic conditions and a reduced yield on the loan portfolio resulting from rate cuts by the Federal Reserve Bank.

Asset quality and prudent lending practices are major strengths of our institution, however like many financial institutions, we are continuing to experience increasing trends in delinquencies, net charge-offs and nonperforming loans. In response to risks in its loan portfolio, the Company recorded a loan loss provision of $5.0 million for the quarter ended June 30, 2009 and $9.1 million for the six months ended June 30, 2009.

The loan portfolio segments that we consider to have the highest risk are construction loans to commercial developers for residential development and a small segment of our residential real estate loans. The Company has a carrying value of $36.6 million of commercial construction loans for residential development. All of these loans are collateralized and carry a reserve allocation of approximately $3.0 million, which includes $886,000 in specific reserves. This segment has total delinquencies of $4.6 million, all of which are in the over 90 day category. Within the residential portfolio, we use two main early warning techniques to more closely monitor credit deterioration. The Company tracks loans that have a FICO score that has declined 20 points or more and are below 660. As of June 30, 2009 loans meeting this criteria represent approximately $53.5 million, or 2% of the residential portfolio. The Company also tracks updated FICO scores and LTV ratios. As of June 30, 2009, residential loans with FICO scores below 620 and LTV ratios above 80% represent 1.8% of the portfolio. As of June 30, 2009 total delinquencies for the residential real estate loan portfolio were $37.7 million.

Throughout the economic downturn, the Company’s asset quality has remained solid and a cornerstone of our success. For the three months ended June 30, 2009, net charge-offs were $4.1 million, or on an annualized basis, 0.33% of average loans compared to net charge-offs of $1.3 million recorded during the second quarter of 2008. For the six months ended June 30, 2009 and 2008, net charge-offs were $7.5 million and $1.4 million, respectively. Nonperforming loans at June 30, 2009 increased 43.1% to $54.9 million since December 31, 2008 and as a percentage of total loans are 1.13% compared to 0.77% at year end. While the increase in nonperforming loans is higher than prior periods, the low absolute level of nonperforming loans the Company has previously recorded causes even modest increases in nonperforming loans to result in a large percentage change. The bulk of the increase in nonperforming loans is attributable to residential real estate resulting from economic and financial pressures. We continue to be proactive in our efforts to address credit quality and expect that, combined with our stringent underwriting standards, it will remain manageable in future periods.

The Company remains “well capitalized” by regulatory standards with a Tier 1 leverage ratio of 10.88%, compared to the regulatory “well capitalized” benchmark of 5.0%. Our capital level has remained strong throughout this economic crisis without Federal assistance. Therefore, the Company has not applied for funds from the Troubled Asset Relief Program (“TARP”). One of our challenges is to continuously search for the best use for our capital that will grow the franchise and enhance shareholder value. The Company has completed six acquisitions since 2004, the most recent being in the first quarter of 2007. While the volatility over the past 18 - 24 months has not been conducive to widespread acquisition activity, we feel that there are opportunities in the current environment on which we may be able to capitalize as a result of our flexibility and capital strength. Key tactics include leveraging consumers’ “flight to safety” to capture market share, acquire banks that provide earnings accretion, including a FDIC assisted acquisition of a troubled bank and seize opportunities to purchase regional branch divestitures.

Through prudent risk management practices, sound credit polices, no direct exposure to subprime mortgage lending and sufficient capital and liquidity, we are confident that we are positioned well in these difficult economic times. Therefore, in looking forward our key business priorities for 2009 remain: a) strengthening the margin; b) building core fee income; c) maintaining flat expenses; d) aggressively managing credit quality and e) seizing opportunities to grow the franchise. As demonstrated by our results outlined above, these priorities are not new to us but rather a continuation of our Community Bank philosophy.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except per share data)	2009	2008	2009	2008

Condensed Income Statement
Interest and dividend income	$94,082	$99,180	$188,837	$201,394
Interest expense	44,155	50,932	90,917	107,140

Net interest income before provision for loan losses	49,927	48,248	97,920	94,254
Provision for loan losses	5,000	3,700	9,100	5,400

Net interest income after provision for loan losses	44,927	44,548	88,820	88,854
Non-interest income	15,291	14,519	29,554	30,185
Operating expenses	44,383	41,294	84,762	83,477
Merger related charges	22	23	24	78

Income before income taxes	15,813	17,750	33,588	35,484
Income tax provision	5,705	5,968	11,890	10,768

Net income	$10,108	$11,782	$21,698	$24,716

Weighted average shares outstanding
Basic	99,278,162	100,112,529	99,266,268	100,194,898
Diluted	99,310,611	100,282,161	99,309,719	100,215,006
Earnings per share
Basic	$0.10	$0.12	$0.22	$0.25
Diluted	0.10	0.12	0.22	0.25

Financial Ratios
Return on average assets (1)	0.47%	0.58%	0.51%	0.61%
Return on average equity (1)	2.89	3.33	3.12	3.49
Net interest margin (1)	2.63	2.67	2.60	2.62
Dividend payout ratio	68.77	59.58	64.08	54.74

Non-GAAP Ratios
Efficiency ratio (2)	69.65	66.62	67.72	67.92
Tangible common equity ratio (3)	10.49	10.81	10.49	10.81

Per share data
Book value per share	$13.18	$13.03	$13.18	$13.03
Tangible book value per share	7.87	7.70	7.87	7.70

(1)	Annualized.
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

(3)
The tangible common equity ratio excludes goodwill and identifiable intangible assets. This ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to investors in evaluating Company performance.

Average Balances, Interest, Average Yields/Cost and Rate/Volume Analysis
Tables 2 & 3 below set forth certain information concerning average interest-earning assets and interest-bearing liabilities and their associated yields or rates for the periods indicated. The average yields and costs are derived by dividing annualized income or expenses by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are computed using daily balances. Yields and amounts earned include loan fees and fair value adjustments related to acquired loans, deposits and borrowings. Loans held for sale and nonaccrual loans have been included in interest-earning assets for purposes of these computations.

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

Table 2: Average Balance Sheets for the Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,

	2009			2008

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,542,771	$33,782	5.31%	$2,496,686	$34,512	5.53%
Commercial real estate	1,207,563	17,448	5.78	1,201,492	18,291	6.09
Commercial business	443,738	5,527	4.98	460,348	6,819	5.93
Consumer	743,531	8,596	4.62	700,195	9,547	5.45

Total loans	4,937,603	65,353	5.29	4,858,721	69,169	5.69
Fed funds sold and other short-term investments	65,684	116	0.71	29,012	190	2.62
Federal Home Loan Bank of Boston stock	120,821	-	-	120,132	1,135	3.78
Securities	2,482,036	28,613	4.61	2,226,593	28,686	5.15

Total securities, short-term investments and federal home loan bank stock	2,668,541	28,729	4.31	2,375,737	30,011	5.05

Total interest-earning assets	7,606,144	$94,082	4.95%	7,234,458	$99,180	5.48%
Non-interest earning assets	925,389			942,280

Total assets	$8,531,533			$8,176,738

Interest-bearing liabilities
Deposits
Money Markets	$508,796	$2,163	1.70%	$459,839	$2,309	2.01%
NOW	368,666	261	0.28	386,766	277	0.29
Savings	1,769,134	6,661	1.51	1,238,774	7,453	2.41
Certificates	1,604,027	12,192	3.04	1,667,174	14,766	3.54

Total interest-bearing deposits	4,250,623	21,277	2.00	3,752,553	24,805	2.64
Repurchase agreements	140,269	389	1.11	178,715	919	2.06
FHLB advances and other borrowings	2,135,450	22,489	4.21	2,273,945	25,208	4.43

Total interest-bearing liabilities	6,526,342	44,155	2.71%	6,205,213	50,932	3.28%
Non-interest-bearing demand deposits	512,890			482,501
Other non-interest-bearing liabilities	94,117			74,564

Total liabilities	7,133,349			6,762,278
Equity	1,398,184			1,414,460

Total liabilities and equity	$8,531,533			$8,176,738

Net interest-earning assets	$1,079,802			$1,029,245

Net interest income		$49,927			$48,248

Interest rate spread			2.24%			2.20%
Net interest margin (net interest income
as a percentage of total interest-earning assets			2.63%			2.67%
Ratio of total interest-earning assets
to total interest-bearing liabilitites			116.55%			116.59%

Table 3: Average Balance Sheets for the Six Months Ended June 30, 2009 and 2008

	Six Months Ended

	June 30, 2009			June 30, 2008

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,552,766	$68,376	5.36%	$2,446,768	$67,790	5.54%
Commercial real estate	1,214,446	35,065	5.77	1,200,327	37,177	6.19
Commercial business	446,472	11,239	5.03	458,508	14,185	6.19
Consumer	740,715	17,304	4.67	694,054	19,833	5.72

Total loans	4,954,399	131,984	5.33	4,799,657	138,985	5.79
Fed funds sold and other short-term investments	60,117	278	0.92	28,841	474	3.29
Federal Home Loan Bank of Boston stock	120,821	-	-	117,130	2,855	4.87
Investment securities	2,393,353	56,575	4.73	2,261,061	59,080	5.23

Total securities, short-term investments
and federal home loan bank stock	2,574,291	56,853	4.42	2,407,032	62,409	5.19

Total interest-earning assets	7,528,690	$188,837	5.02%	7,206,689	$201,394	5.59%
Non-interest earning assets	920,923			944,508

Total assets	$8,449,613			$8,151,197

Interest-bearing liabilities
Deposits
Money Markets	$461,185	$4,080	1.77%	$476,044	$5,529	2.32%
NOW	357,640	498	0.28	383,892	794	0.41
Savings	1,654,073	13,424	1.62	1,118,532	13,204	2.36
Certificates	1,671,359	26,116	3.13	1,805,033	35,276	3.91

Total interest-bearing deposits	4,144,257	44,118	2.13	3,783,501	54,803	2.90
Repurchase agreements	150,046	926	1.23	184,348	2,067	2.24
FHLB advances and other borrowings	2,171,038	45,873	4.23	2,222,070	50,270	4.52

Total interest-bearing liabilities	6,465,341	90,917	2.81%	6,189,919	107,140	3.46%
Non-interest-bearing demand deposits	499,718			471,090
Other non-interest-bearing liabilities	92,480			75,502

Total liabilities	7,057,539			6,736,511
Equity	1,392,074			1,414,686

Total liabilities and equity	$8,449,613			$8,151,197

Net interest-earning assets	$1,063,349			$1,016,770

Net interest income		$97,920			$94,254

Interest rate spread			2.21%			2.13%
Net interest margin (net interest income
as a percentage of total interest-earning assets			2.60%			2.62%
Ratio of total interest-earning assets
to total interest-bearing liabilitites			116.45%			116.43%

Table 4: Rate/Volume Analysis

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	Compared to			Compared to
	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$(1,359)	$629	$(730)	$(2,296)	$2,882	$586
Commercial real estate	(935)	92	(843)	(2,545)	433	(2,112)
Commercial business	(1,053)	(239)	(1,292)	(2,583)	(363)	(2,946)
Consumer	(1,516)	565	(951)	(3,797)	1,268	(2,529)

Total loans	(4,863)	1,047	(3,816)	(11,221)	4,220	(7,001)
Fed funds sold and other short-term investments	(203)	129	(74)	(488)	292	(196)
Federal Home Loan Bank of Boston stock	(1,142)	7	(1,135)	(2,942)	87	(2,855)
Securities	(3,184)	3,111	(73)	(5,837)	3,332	(2,505)

Total securities, short-term investments
and federal home loan bank stock	(4,529)	3,247	(1,282)	(9,267)	3,711	(5,556)

Total interest-earning assets	$(9,392)	$4,294	$(5,098)	$(20,488)	$7,931	$(12,557)

Interest-bearing liabilities
Deposits
Money market	$(376)	$230	$(146)	$(1,281)	$(168)	$(1,449)
NOW	(3)	(13)	(16)	(245)	(51)	(296)
Savings	(3,345)	2,553	(792)	(4,906)	5,126	220
Time	(2,032)	(542)	(2,574)	(6,688)	(2,472)	(9,160)

Total interest bearing deposits	(5,756)	2,228	(3,528)	(13,120)	2,435	(10,685)
Repurchase agreements	(361)	(169)	(530)	(807)	(334)	(1,141)
FHLB advances and other borrowings	(1,226)	(1,493)	(2,719)	(3,262)	(1,135)	(4,397)

Total interest-bearing liabilities	$(7,343)	$566	$(6,777)	$(17,189)	$966	$(16,223)

Increase in net interest income	$(2,049)	$3,728	$1,679	$(3,299)	$6,965	$3,666

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

As shown in Table 2, net interest income for the quarter ended June 30, 2009 was $49.9 million, an increase of $1.7 million from June 30, 2008. For the six months ended June 30, 2009, as shown in Table 3, net interest income was $97.9 million, an increase of $3.7 million, compared to the same period in 2008. These increases were due to: a) average balances of interest earning assets outpacing the growth in interest-bearing liabilities by approximately $50.0 million and b) the repricing or maturing of interest-bearing liabilities outpacing interest-earning assets, thereby allowing us to reduce our cost of funds at a faster pace. While interest income has increased, given the loss of the FHLB dividend the net interest margin has fallen four basis points to 2.63% for the current quarter and two basis points to 2.60% for the current year-to-date period ended June 30, 2009 as compared to 2008.

As a voluntary member of the FHLB, the Company is required to invest in stock of the FHLB in an amount based partly upon its outstanding advances from the FHLB. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. At its discretion, the FHLB may also declare dividends on its stock. No dividends have been received for the three and six month periods ended June 30, 2009 compared to dividends of $1.1 million and $2.9 million for the three and six months ended June 30, 2008. Based on the last quarterly dividend received from the FHLB, we estimated the quarterly margin loss to approximate four basis points.

On February 26, 2009, the FHLB advised its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and extended the moratorium on excess stock purchases, primarily due to other-than-temporary impairment charges on its private-label mortgage-backed securities investments. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. Dividends from the FHLB for the remainder of 2009 are unlikely.

Comparison of Quarter-to-Date June 2009 and June 2008

Interest and dividend income decreased $5.1 million to $94.1 million at June 30, 2009 compared to $99.2 million at June 30, 2008 comprising of a decrease of $9.4 million due to rate, partially offset by a $4.3 million increase due to volume. The decline in rate was primarily due to a) newly originated loans and adjustable or variable rate loans that were reset at reduced rates due to the rate cuts imposed by the Federal Reserve Bank (“FRB”) throughout 2008, b) the absence of a quarterly dividend from the FHLB and c) a decline in the average yield in the investment securities portfolio due to a decline in market interest rates resulting from the current economic conditions. Loan yields have also been negatively impacted by the increase in nonperforming loans.

Loan and investment growth helped to mitigate the effect of the decline in interest income as loan and investment portfolio volume accounted for approximately $1.0 million and $3.2 million of the increase to interest income, respectively. The average loan balance for the period rose $78.9 million as all loan categories, except the commercial business loan category experienced increases in the average balance and the average balance of the investment securities portfolio increased $255.4 million. Due to the growth in core deposits the Company has expanded the securities portfolio primarily with purchases of adjustable rate mortgage-backed securities. Given the economic and market conditions that have beset the industry over the last year, there have been fewer commercial originations that meet our underwriting criteria and although residential mortgage originations have been strong, the majority were originated at fixed rates and sold in the secondary market.

The cost of funds for the quarter ended June 30, 2009 decreased $6.7 million to $44.2 million, compared to $50.9 million for the same period a year ago. The Company’s continued strategy during this period was to bring down deposit costs while being mindful of competitor pricing and a focus on the increase of core deposits. As a result the Company experienced a decrease of 64 basis points on the average rate paid on interest-bearing deposits with a corresponding decrease of $3.5 million in interest expense on deposits. This decrease was primarily in time deposits, which decreased $2.6 million, due to the decline in the average balances and average rate paid of $63.1 million and 50 basis points, respectively. Through disciplined deposit pricing, the Company has also been able to reduce interest expense on all other interest-bearing deposit categories. The main driver of the Company’s growth in core deposits has been in savings accounts with its average balance increasing by $530.4 million and, additionally, when combined with the decline in the average rate paid of 90 basis points, interest expense actually decreased by $792,000. Savings accounts have grown due to targeted marketing campaigns and migration from maturing time deposits as they repriced at reduced rates.

FHLB advances and other borrowing costs decreased $2.7 million primarily due to the decline in the average rate paid on FHLB advances as the Company was able to replace maturing advances with new advances at substantially lower rates. By virtue of the growth in core deposits, the Company has been able to lessen its reliance on FHLB advances to fund loan originations, purchase investments and manage liquidity.

Comparison of Year-to-Date June 2009 and June 2008

Interest and dividend income decreased $12.6 million to $188.8 million at June 30, 2009 compared to $201.4 million at June 30, 2008 comprised of a decrease of $20.5 million due to rate, partially offset by a $7.9 million increase due to volume. The decline in rate was primarily due to the decline in loan and investment yields due to market interest rates and the loss of two quarterly dividends from the FHLB. Loan and investment growth helped to relieve some of the interest rate pressure as the Company, with ready liquidity and capital, increased the average balance of earning assets by $322.0 million.

The cost of funds for the six months ended June 30, 2009 decreased $16.2 million to $90.9 million, compared to $107.1 million for the same period a year ago primarily resulting from the Company’s diligence in bringing down deposit costs while continuing to increase core deposits. Deposit costs were reduced by $13.1 million due to a decrease in the average rate paid of 77 basis points, partially offset by an increase of $2.4 million due to the increase in the average balances of $360.8 million. This $10.7 million net decrease in deposit interest costs has been achieved concurrently with growth in interest-bearing core deposits of $494.4 million. Supported by the growth in deposits, the Company has been able to pay down higher cost borrowings as they mature or replace them with new advances at substantially lower rates and reduce its overall reliance on borrowings.

Provision for Loan Losses

The provision for loan losses (“provision”) is based on management’s periodic assessment of the adequacy of the allowance for loan losses (“allowance”) which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics, the level of nonperforming loans and charge-offs, both current and historic, local economic conditions, the direction of real estate values, and regulatory guidelines.

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses. Management recorded a provision for loan losses of $5.0 million for the three months ended June 30, 2009. The primary factors that influenced management’s decision to record this provision were increasing trends in delinquencies, net charge-offs of $4.1 million for the quarter and an increase in nonperforming loans.

The second quarter increase in nonperforming loans of $4.8 million was primarily related to an increase in residential and commercial business loans, partially offset by a decrease in commercial construction loans. Further details about nonperforming loans can be found in the “Asset Quality” and “Allowance for Loan Losses” sections beginning on page 47. A provision for loan losses of $3.7 million was recorded for the three months ended June 30, 2008, based on growth in the portfolio, the level of net charge-offs, and nonperforming loans at that time.

For the six months ended June 30, 2009, the provision for loan losses was $9.1 million as compared to $5.4 million for the same period a year ago. The year-to-date provision relates to increases in nonperforming loans of $15.5 million, primarily in the residential, commercial real estate and commercial business portfolios due to the current economic conditions and net charge-offs of $7.5 million. Partially offsetting the increase in the nonperforming loans was a decrease in construction loans to commercial developers of residential condominiums. These nonperforming loans have declined due to negotiated sales, borrower paydowns and charge-offs. Future provisions for loan losses may be deemed necessary if economic conditions do not improve or continue to deteriorate.

At June 30, 2009, the allowance for loan losses was $51.5 million, which represented 1.06% of total loans and 93.86% of nonperforming loans. This compared to the allowance for loan losses of $49.9 million at December 31, 2008 which represented 1.01% of total loans and 130.21% of nonperforming loans.

Table 5: Non-Interest Income
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change

(Dollars in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Depositor service charges	$6,953	$6,708	$245	4%	$12,906	$13,340	$(434)	(3)%
Loan and servicing income, net	357	264	93	35	176	645	(469)	(73)
Trust fees	1,392	1,678	(286)	(17)	2,651	3,348	(697)	(21)
Investment management, brokerage & insurance fees	1,564	1,844	(280)	(15)	3,814	4,376	(562)	(13)
Bank owned life insurance	899	1,291	(392)	(30)	1,770	2,820	(1,050)	(37)
Net gain on securities	1,617	87	1,530	1,759	3,483	1,225	2,258	184
Mortgage banking activity & loan sale income	1,481	656	825	126	3,500	913	2,587	283
Other	1,028	1,991	(963)	(48)	1,254	3,518	(2,264)	(64)

Total non-interest income	$15,291	$14,519	$772	5%	$29,554	$30,185	$(631)	(2)%

Non-Interest Income

Comparison of Quarter-to-Date June 2009 and June 2008

As displayed in Table 5, non-interest income increased $772,000 to $15.3 million for the three months ended June 30, 2009 from the prior year period. The main drivers of the increase were net gain on securities and mortgage banking and loan sale income. These increases were partially offset by decreases in trust fees, bank-owned life insurance (“BOLI”), investment management, brokerage and insurance fees and other income.

•
Net gain on securities increased due to the gains recorded on the sale of mortgage-backed securities. These securities were sold at a premium and were sold in order to reduce prepayment risk, to reduce high price premium risk and to fund the pay-off of FHLB advances. Partially offsetting the net gain on sale of investments was an other-than-temporary impairment that was taken on the Company’s investment in an adjustable rate mortgage mutual fund which holds positions in non-agency mortgage-backed securities that experienced a deterioration in credit ratings and suffered a realized loss.

•
Mortgage banking activity & loan sale income increased $825,000 due to a greater number of mortgage loans originated for sale, sold in the secondary market and the effect of originations that were in the pipeline at June 30, 2009 to be sold. The increased origination activity has been driven by the low interest rate environment and the continued dislocation in the credit markets which has reduced the number of competitors in the short term.

•
Trust fees declined primarily due to a decrease in assets under management. The assets under management declined primarily as a result of the decline in the market value of the assets, which caused the reduction in the amount of management fees earned.

•	Investment management, brokerage and insurance fees declined due to prevailing depressed market conditions and the ongoing lack of consumer confidence in longer-term investment choices.

•	BOLI income decreased due to a decline in the average yield earned as a result of current market interest rates.

•
Other income decreased due to a larger net gain on investments in limited partnerships recorded during the prior year quarter as compared to the net gain recorded in the current year period and a decrease in amounts earned on the outstanding balances of bank checks processed by a third-party vendor due to the decline in market interest rates.

Comparison of Year-to-Date June 2009 and June 2008

As displayed in Table 5, non-interest income decreased $631,000 to $29.6 million for the six months ended June 30, 2009 from the prior year period. The decrease was attributable to depositor service charges, loan and servicing income, trust fees, investment management, brokerage and insurance fees, BOLI and other income. These decreases were partially offset by an increase in net gain on securities and increased mortgage banking and loan sale income.

•
Depositor service charges decreased due to a decline in overdraft fees, point of sale fees and merchant services income. The Company eliminated debit card point-of-sale fees in the first quarter of 2008 for promotional and competitive reasons. The decrease in overdraft fees and merchant services income is due to the low levels of consumer spending brought about by the slowing economy. These decreases were partially offset by increased debit card revenue resulting from expanded card usage due in part to a “rewards” program initiated in 2008, which offers cash rewards to customers who use their debit cards and other depositor service charges due to profit improvement initiatives implemented in 2009.

•
Loan and servicing income declined due primarily to a write-down of $475,000 in the first quarter of 2009 of the Bank’s mortgage servicing asset and fewer commercial real estate prepayment fees and letters of credit. The decline in interest rates has caused prepayment speeds to accelerate, thereby reducing the value of the servicing asset.

•
Other income decreased due to: a) net loss of $748,000 recorded on limited partnerships during the first quarter of 2009 due to the decline in the fair-value of the underlying investments compared to a net gain in the prior year, b) a decrease in amounts earned on the outstanding balances of bank checks processed by a third-party vendor due to the decline in market interest rates and c) the prior year receipt of approximately $500,000 from the partial redemption of the Company’s stake in Visa Inc., following Visa’s initial public offering.

•
The reasons for the decreases in trust fees, investment management, brokerage and insurance fees and BOLI income and the increase in net security gains and mortgage banking and loan sale income from a year ago were due to the same reasons as outlined in the quarterly discussion above.

Table 6: Non-Interest Expense
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change

(Dollars in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Salaries and employee benefits	$21,607	$22,935	$(1,328)	(6)%	$42,838	$46,624	$(3,786)	(8)%
Occupancy	4,644	4,320	324	8	9,399	9,214	185	2
Furniture and fixtures	1,453	1,654	(201)	(12)	2,929	3,340	(411)	(12)
Outside services	4,455	4,471	(16)	(0)	9,805	8,744	1,061	12
Advertising, public relations, and sponsorships	1,056	2,036	(980)	(48)	2,269	3,745	(1,476)	(39)
Amortization of identifiable intangible assets	2,129	2,364	(235)	(10)	4,257	4,728	(471)	(10)
Merger related charges	22	23	(1)	(4)	24	78	(54)	(69)
FDIC insurance premiums	5,893	182	5,711	3,138	6,838	366	6,472	1,768
Other	3,146	3,332	(186)	(6)	6,427	6,716	(289)	(4)

Total non-interest expense	$44,405	$41,317	$3,088	7%	$84,786	$83,555	$1,231	1%

Non-Interest Expense

Comparison of Quarter-to-Date June 2009 and June 2008

As displayed in Table 6, non-interest expense increased $3.1 million to $44.4 million for the three months ended June 30, 2009 from $41.3 million for the same period a year ago. The main driver of the increase was FDIC insurance premiums expense. This increase was partially offset by decreases in salaries and employee benefits and advertising, public relations and sponsorships. In the second quarter of 2009 the FDIC imposed a special assessment on all FDIC insured banks that would assist them in their efforts to increase the Deposit Insurance Fund. The Bank recorded expense of approximately $4.0 million related to the special assessment. Without the special assessment total non-interest expense would be $40.4 million, a decrease of $912,000 from the prior year quarter.

•
FDIC insurance premium expense increased $5.7 million from the second quarter of last year due to: a) the special assessment of approximately $4.0 million discussed above, b) a nine basis point increase in the assessment rate bringing the rate to fourteen basis points and c) the exhaustion of the Company’s one-time credit established by the Federal Deposit Insurance Reform Act of 2005 in the first quarter of 2009. FDIC insurance expense may continue to be volatile as the FDIC can propose another special assessment of 5 basis points on bank assets less tier one capital by the end of the year.

•
Salaries and employee benefits decreased as a result of reduced stock option expense as the majority of options granted to date became fully vested on December 31, 2008 and a decrease in restricted stock expense due to the retirement of executive officers in 2009 and 2008. These decreases were partially offset by increased pension plan expense due to the decline in the value of the pension assets and changes in assumptions for 2009.

•
Advertising, public relations and sponsorships declined primarily due to a reduction in expenses related to various media advertising and bonus campaigns to promote free savings and home equity products. We expect this trend to reverse in the second half of the year due to planned media campaigns.

Comparison of Year-to-Date June 2009 and June 2008

As displayed in Table 6, non-interest expense increased $1.2 million to $84.8 million for the six months ended June 30, 2009 from $83.6 million for the same period a year ago. The main drivers of the increase were FDIC insurance premiums and outside services. These increases were partially offset by decreased salaries and employee benefits and advertising, public relations and sponsorships. As discussed above, excluding the FDIC special assessment of approximately $4.0 million non-interest expense would have decreased $2.8 million from the six months ended June 30, 2008.

•
Outside services increased primarily due to consulting costs associated with a performance optimization project undertaken in the second half of 2008 to improve the overall effectiveness and revenue performance of the Company. Consulting costs related to the performance optimization project during 2009 were approximately $650,000. Outside services also increased due to charges incurred for outsourcing general internal audit work, data processing and consulting costs related to human resource projects.

•
The increase in FDIC insurance premiums and the decrease in salaries and employee benefits and advertising, public relations and sponsorships are primarily due to the same reasons outlined in the quarterly discussion. Additionally, salary expense decreased due to a prior year severance payment for an executive no longer with the Company, partially offset by current year employee severance payments. Resulting from the retirement of an executive officer, the Company expects to record additional benefit expense for the Supplemental Executive Retirement Plan (“SERP”) of approximately $1.2 million in the fourth quarter of 2009.

Income Tax Provision

The income tax expense for the three months ended June 30, 2009 and 2008 was $5.7 million and $6.0 million, respectively. The effective tax rate for these periods was 36.1% and 33.6%, respectively. The income tax expense for the six months ended June 30, 2009 and 2008 was $11.9 million and $10.8 million, respectively. The effective tax rate for these periods was 35.4% and 30.3%, respectively.

The increase in the effective tax rate for the three months ended June 30, 2009 as compared to the 2008 period was primarily due to the increase in the valuation allowance against charitable contributions carryforwards and capital loss carryforwards as well as additional state tax liabilities as a result of new Massachusetts legislation enacted in 2008 but effective in 2009.

The increase in the effective tax rate for the six months ended June 30, 2009 as compared to the 2008 period was primarily due to the reduction of $924,000 of unrecognized tax benefits for tax positions of prior years in the first quarter of 2008, upon settlement of an IRS audit. The increase also relates to the additional state tax liabilities as a result of new Massachusetts legislation as well as decreases in favorable permanent differences, including bank owned life insurance and the dividends received deduction, in 2009.

Financial Condition

Financial Condition Summary

From December 31, 2008 to June 30, 2009, total assets and total liabilities increased $281.9 million and $255.9 million, respectively, due mainly to increases in loans held for sale, investments and deposits, partially offset by decreases in loans and borrowings. Stockholders’ equity increased $26.0 million.

Investment Securities
The following table presents the amortized cost and fair value of investment securities at June 30, 2009 and December 31, 2008.

Table 7: Investment Securities
	June 30, 2009		December 31, 2008

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$597	$597	$596	$597
U.S. Government sponsored enterprise obligations	180,436	182,563	228,844	233,349
Corporate obligations	8,159	7,978	8,178	7,946
Other bonds and obligations	16,328	14,571	17,654	15,449
Auction rate certificates	27,950	24,914	28,000	23,479
Marketable equity securities	12,953	13,076	19,039	19,134
Trust preferred equity securities	49,332	29,981	47,708	31,265
Private label mortgage-backed securities	27,819	22,991	33,027	25,136
Mortgage-backed securities	1,941,223	1,994,679	1,543,403	1,572,207

Total available for sale	2,264,797	2,291,350	1,926,449	1,928,562

Held to maturity
Mortgage-backed securities	278,099	289,514	299,222	308,016
Other bonds	10,005	10,281	10,560	10,746

Total held to maturity	288,104	299,795	309,782	318,762

Total securities	$2,552,901	$2,591,145	$2,236,231	$2,247,324

At June 30, 2009, the Company had total investments of $2.58 billion, or 30.0%, of total assets. The increase of $344.1 million, from $2.24 billion at December 31, 2008 was primarily the result of purchasing mortgage-backed securities. The Company’s increase in the investment portfolio was funded primarily by the growth in deposits and loan principal repayments. While the Company prefers lending as the primary use of its excess cash flows, the investment portfolio serves a secondary role in generating revenue while managing interest-rate risk and liquidity.

The available for sale and held to maturity securities portfolios are primarily composed of mortgage-backed securities. Mortgage-backed securities comprised 88.1% and 96.5% of the total available for sale and held to maturity securities portfolios, respectively, at June 30, 2009, the majority of which are issued by FNMA and FHLMC. The duration of the mortgage-backed securities portfolio was 1.56 years at June 30, 2009 compared to 1.55 years at December 31, 2008.

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

SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of June 30, 2009, $2.29 billion, or 88.8% of the portfolio, was classified as available for sale and $288.1 million of the portfolio was classified as held to maturity. Securities available for sale are carried at estimated fair value. Additional information about fair value measurements can be found in Note 3 of the Notes to Unaudited Consolidated Financial Statements.

During the second quarter new other-than-temporary impairment (“OTTI”) guidance, FSP No. FAS 115-2, was adopted which, for debt securities, requires that credit related OTTI be recognized in earnings while non-credit related OTTI be recognized in other comprehensive income (“OCI”). The new guidance also requires that previously recorded impairment charges which does not relate to credit loss be reclassified from retained earnings to accumulated other comprehensive income (“AOCI”). For the quarter ended June 30, 2009, the Company reclassified the non-credit related portion of a previously recorded OTTI loss and recorded a current OTTI loss in accordance with FSP No. FAS 115-2, both of which are described below.

A credit related OTTI loss in the amount of $626,000 was recorded against the Company’s position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities. During the current quarter, the fund experienced its first realized loss on a mortgage investment. Additionally, the fund began disclosing the full portfolio details on a monthly basis during the second quarter. Consequently, management determined that the dollar amount of securities carrying a rating of CCC or lower had increased since the previous quarter-end. This decrease in the credit quality of the securities coupled with the loss recognized by the fund, resulted in management’s determination that the fund was other-than-temporarily impaired. The non-credit related OTTI was $1.9 million and was recognized in OCI. The fund has a current book value of $8.3 million and is not expected to be sold.

During 2008, one of the “individual name” trust preferred securities was deemed to be other-than-temporarily impaired and a charge of $1.6 million was recorded in the third quarter. Upon the adoption of FSP No. FAS 115-2, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased AOCI by $1.6 million, or $1.0 million, net of tax. Additionally, the amortized cost for this security increased by $1.6 million as the entire impairment charge recorded in 2008 was non-credit related. At June 30, 2009, this security had an amortized cost of $4.7 million and an unrealized loss of $1.3 million.

The net unrealized gain on securities classified as available for sale as of June 30, 2009 was $26.6 million compared to an unrealized gain of $2.1 million as of December 31, 2008. The appreciation in the market value of securities available for sale was primarily due to the increase in the fair value of mortgage-backed securities, partially offset by declining values of trust preferred equity securities and privately issued mortgage-backed securities and gains on securities sold. The changes in unrealized gains and losses on the investment portfolio are primarily due to credit spreads, liquidity and fluctuations in market interest rates during the period.

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

The unrealized loss on mortgage-backed securities issued by private institutions is concentrated in four private-label mortgage-backed securities which are substantially paid down, well seasoned and of an earlier vintage that have not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. None of the securities are backed by subprime mortgage loans and none have suffered losses. These securities are all rated AAA, are still paying principal and interest and are expected to continue to pay their contractual cash flows. Management’s review of the above factors and issuer specific data concluded that these private-label mortgage-backed securities are not other-than-temporarily impaired.

The unrealized losses on other bonds and obligations relates to the noncredit-related OTTI loss on a position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products and experienced declines in credit ratings and was not due to customer redemptions or forced selling of the investments. The fund recorded its first loss which factored into management’s determination that the fund was other-than-temporarily impaired. As discussed above, a credit related OTTI loss of $626,000 was recorded through earnings. The fund carries a market value to book value ratio of 76.7%, a weighted average underlying investment credit rating of A+ and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities and has therefore concluded that the remaining unrealized loss is non-credit related as of June 30, 2009.

The unrealized losses on auction rate certificates relate to certificates issued by a Wall Street underwriting firm and are pools of government-guaranteed student loans that are issued by state student loan departments. In the first half of 2008, the auction process for auction rate certificates began to freeze resulting from the problems in the credit markets. In 2008, the underwriter entered into a settlement agreement with several state regulatory agencies, whereby they have agreed to repurchase these certificates from both their retail and institutional customers at par. The institutional buy-back of these securities is scheduled on or around June 30, 2010. These securities are currently rated AAA and are still paying their contractual cash flows and are expected to continue to pay their contractual cash flows. Management has therefore concluded that no other-than-temporary impairment exists as of June 30, 2009.

Trust preferred securities are comprised of two pooled trust preferreds with an amortized cost of $6.8 million, of which $4.8 million is rated AA and $2.0 million is rated BB. The remaining $42.5 million are comprised of twelve “individual names” issues with the following ratings: $15.5 million rated A+ to A-, $9.7 million rated BBB+ to BBB and $17.4 million rated B to BB+. The unrealized losses reported for trust preferred equity securities relate to the financial and liquidity stresses in the fixed income market and not to any credit impairment of the issuers as the present value of cash flows expected to be collected is not less than the securities amortized cost basis. Although the ratings on some issues have been reduced since December 31, 2008, all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferred and the “individual names” trust preferred equity securities was completed. This review included an analysis of collateral reports, stress default levels and financial ratios of the underlying issuers and concluded that there was no other-than-temporary impairment at the end of the period.

Management has performed a review of all investments with unrealized losses and determined that none of these investments had credit related other-than-temporary impairment. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of these securities for the time necessary to recover the unrealized losses which may be until maturity. The Company does not own or plan on investing in securities backed by subprime mortgage collateral.

Lending Activities

The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, home equity loans and lines of credit and other consumer loans. Table 8 displays the balances of the Company’s loan portfolio as of June 30, 2009 and December 31, 2008.

Table 8: Loan Portfolio

	June 30, 2009		December 31, 2008

		Percent of		Percent of
(Dollars in thousands)	Amount	Total	Amount	Total

Residential real estate	$2,462,290	50.8%	$2,524,638	50.9%
Residential real estate construction	19,062	0.3	21,380	0.4

Total residential real estate	2,481,352	51.1	2,546,018	51.3

Commercial real estate	1,064,973	22.0	1,077,200	21.7
Commercial real estate construction	131,037	2.7	143,610	2.9

Total commercial real estate	1,196,010	24.7	1,220,810	24.6
Commercial business	435,556	9.0	458,952	9.2
Home equity and equity lines of credit	719,417	14.8	714,444	14.4
Other consumer	19,123	0.4	22,561	0.5

Total loans	$4,851,458	100.0%	$4,962,785	100.0%

As shown in Table 8, gross loans were $4.85 billion, down $111.3 million, at June 30, 2009 from year-end 2008. The Company experienced a decrease in most loan categories due to higher levels of residential mortgage prepayments offsetting originations and reduced business loan demand.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of June 30, 2009, comprising 51.1% of total loans. The decrease of $64.7 million from December 31, 2008 was primarily due to prepayments outweighing new originations for portfolio during the year attributable to the decline in interest rates to historically low levels and customers refinancing to lock-in fixed rate mortgages. Although the Company had significant originations of both adjustable and fixed rate mortgages of approximately $580.4 million during the year, approximately $264.0 million was originated for portfolio and the remainder was sold in the secondary market. The Company currently sells all originated fixed rate residential real estate loans with terms of 15 years or more, except for certain long term fixed rate loans to borrowers in low to moderate income areas. The Company anticipates that mortgage activity will continue to be robust while interest rates remain low, but not at the levels experienced in the first half of the year. The residential real estate loan portfolio has a weighted average FICO score of 748 and a current estimated weighted loan to value ratio of 61%. Included in residential real estate is a purchased portfolio, which is made up of prime loans individually underwritten by the Company to our underwriting criteria, and includes adjustable-rate and 10 and 15 year fixed-rate residential real estate loans with property locations throughout the United States with no significant exposure in any particular state. At June 30, 2009 the Company’s purchased portfolio had an outstanding balance of approximately $606.6 million with the largest concentration in Connecticut and Massachusetts at 17.9%, followed by California and New York, which each make up approximately 13.0%.

Commercial real estate loans and commercial business loans decreased $48.2 million. The decrease was attributable to all the commercial categories. In general, loan growth has slowed due to current economic conditions and elevated levels of stress on businesses. Additionally, we are finding fewer opportunities in the short term that meet our underwriting and credit quality standards. Therefore, our originations have been dominated by financing requests from current customers and less from new customers. The commercial construction portfolio of $131.0 million includes approximately $36.6 million of loans to commercial borrowers for residential housing development, $14.9 million of which are for condominium projects. The decrease in commercial construction is partly due to loans completing the construction phase and converting to fully amortizing commercial real estate loans and to a lesser extent through a negotiated settlement, paydowns and further charge-offs on nonperforming condominium projects. The commercial real estate and commercial loan portfolios continue to have increased delinquencies and nonperforming loans in 2009, partially offset by declines in the construction portfolio. See the “Asset Quality” and “Allowance for Loan Losses” sections following this discussion for further information concerning charge-offs and the loan loss allowance. Although the Company’s commercial portfolios have declined, our long term strategy continues to be that of building a larger percentage of the Company’s assets in commercial loans including real estate and other business loans. We remain an active commercial lender and will continue promoting strong business development efforts to obtain new business banking relationships, while maintaining strong credit quality and profitability. We believe that our status as a healthy regional community bank focused on relationship banking bodes well for us to retain customers and to be a source for new businesses shifting away from larger banks in search of more personalized lending services.

Home equity loans and lines of credit increased $5.0 million from December 31, 2008 to June 30, 2009. These products were promoted by the Company through competitive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as an alternative to first mortgage loans. The weighted average FICO score and current estimated weighted combined loan to value ratio for home equity loans and lines of credit is 747 and 66%, respectively. Loan growth has been from organic originations in the Company’s market area, none of which is subprime.

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

As displayed in Table 9, nonperforming assets at June 30, 2009 increased to $55.9 million compared to $40.4 million at December 31, 2008. The increase is primarily due to loans secured by residential one-to-four family loans, commercial real estate and commercial business loans, partially offset by a decline in construction loans.

The increase in nonperforming residential loans of $13.2 million was due to current economic conditions including factors such as the rise in unemployment rates reaching a twenty-six year high and the declines in the median sales price of residential homes. There are only 124 loans in the residential nonperforming category totaling $25.8 million, representing 1.04% of the total residential portfolio. The Company routinely updates FICO scores and LTV ratios and continues to originate loans with superior credit characteristics. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans. Included in nonperforming residential loans are approximately $2.8 million in restructured loans which have been modified from their original contractual terms.

In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with their current financial status. It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being modified, remain on nonaccrual status for approximately six months before management considers its return to accrual status.

The increase in nonperforming commercial real estate and commercial business loans was primarily due to the general deterioration of economic conditions, a softening in the real estate market, the decline in real estate values and increased vacancies. The decline in nonperforming commercial construction loans relates to condominium projects within the residential housing development segment primarily due to charge-offs recorded against three relationships of $1.7 million, the sale of a nonperforming loan and paydowns. As of June 30, 2009, the construction to permanent segment of commercial construction loans had no delinquencies, nonaccruals, impairment or adversely classified loans.

If current economic conditions persist or deteriorate further, there will be added stress on our loan portfolios. The Company believes, however, that its historical practice of prudent underwriting, the relatively modest size of its residential construction portfolio and strong average FICO scores combined with low weighted average loan to value ratios associated with its residential portfolio are significant advantages in keeping asset quality manageable. Nonperforming loans as a percent of total loans outstanding at June 30, 2009 was 1.13%, compared to 0.77% at December 31, 2008.

Table 9: Nonperforming Assets
	June 30,	December 31,
(Dollars in thousands)	2009	2008

Nonaccruing loans (1)
Real estate loans
Residential (one- to four- family)	$25,817	$12,634
Commercial real estate loans	10,856	8,201
Commercial construction	4,622	10,234

Total real estate loans	41,295	31,069
Commercial business	12,039	5,863
Consumer loans
Home equity and equity lines of credit	1,513	1,304
Other consumer	25	95

Total consumer loans	1,538	1,399

Total nonaccruing loans	54,872	38,331
Real estate owned	992	2,023

Total nonperforming assets	$55,864	$40,354

Total nonperforming loans as a percentage of total loans (2)	1.13%	0.77%
Total nonperforming assets as a percentage of total assets	0.65	0.49
Restructured loans	$2,746	$-

(1)
Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

Allowance for Loan Losses

Deteriorating market conditions have been affecting loan portfolios since the latter part of 2007. As displayed in Table 10 below, the Company recorded net charge-offs of $4.1 million, during the three months ended June 30, 2009, compared to net charge-offs of $1.3 million for the three months ended June 30, 2008. Net charge-offs of $900,000, $1.5 million and $1.4 million were recorded against the residential, commercial real estate and commercial business portfolios, respectively, primarily due to continued adverse economic and housing pressures. As a result of the net charge-offs, increases in nonaccrual and adversely classified loans and delinquency indicators, a provision for loan losses of $5.0 million was recorded for the three months ended June 30, 2009 compared to a provision of $3.7 million for the three months ended June 30, 2008. Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators. The Company had a loan loss allowance of $51.5 million, or 1.06% of total loans as compared to a loan loss allowance of $49.9 million, or 1.01% of total loans at December 31, 2008. For the six months ended June 30, 2009, net charge-offs were $7.5 million, compared to $1.4 million for the six months ended June 30, 2008 and were primarily in the residential and commercial portfolios.

The allowance for loan losses to nonperforming loans ratio at June 30, 2009 was 93.86% compared to 130.21% at December 31, 2008 and 182.57% at June 30, 2008. This ratio has declined because growth in the allowance is not proportional to growth in nonperforming loans due to 1) classification of nonperforming loans is a backward looking indicator, often loans with credit weaknesses are identified and allocated higher levels of reserves if appropriate before becoming nonperforming, 2) the majority of the Company’s nonperforming loans are secured by real estate collateral and while the entire loan is classified as nonperforming, only the amount of estimated losses would have been captured in the allowance for loan losses, 3) the growth in nonperforming loans this year was concentrated in residential real estate loans in which the loss in event of default is traditionally low, 4) certain nonperforming loans have already been partially charged-off to the expected net realizable value and

5) a portion of the allowance is to cover losses established under SFAS No. 5, “Accounting for Contingencies” for performing loans. Performing loans have not grown at the same rate that nonperforming loans have. The Company employs a formal quarterly process to assess the adequacy of the Company’s allowance for loan losses. The process is designed to adequately capture inherent losses in the loan portfolio.

Table 10: Schedule of Allowance for Loan Losses

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,

(Dollars in thousands)	2009	2008	2009	2008

Balance at beginning of period	$50,635	$45,414	$49,911	$43,813
Provision for loan losses	5,000	3,700	9,100	5,400
Charge-offs
Residential real estate loans	990	-	1,489	51
Commercial real estate loans	1,493	-	1,996	-
Commercial construction loans	264	1,000	2,046	1,000
Commercial business loans	1,346	504	2,151	774
Consumer loans	254	205	413	351

Total charge-offs	4,347	1,709	8,095	2,176

Recoveries
Residential real estate loans	103	3	137	6
Commercial real estate loans	-	11	-	23
Commercial construction loans	-	-	-	-
Commercial business loans	84	343	291	663
Consumer loans	27	36	158	69

Total recoveries	214	393	586	761

Net charge-offs	4,133	1,316	7,509	1,415

Balance at end of period	$51,502	$47,798	$51,502	$47,798

Net charge-offs to average loans (annualized)	0.33%	0.11%	0.30%	0.06%
Allowance for loan losses to total loans	1.06	0.97	1.06	0.97
Allowance for loan losses to nonperforming loans	93.86	182.57	93.86	182.57
Net charge-offs to allowance for loan losses	8.02	2.75	14.58	2.96
Total recoveries to total charge-offs	4.92	23.00	7.24	34.97

Loans held for Sale

Loans held for sale were $54.5 million at June 30, 2009, an increase of $49.2 million, from December 31, 2008. The Company currently sells the majority of its originated fixed rate residential real estate loans with terms of 15 years or more, except for certain long term fixed rate loans to borrowers in low to moderate income areas. The increase is due to a greater number of fixed rate residential mortgage loan originations attributable to the historically low level of interest rates and the continued dislocation in the credit markets which reduced the number of competitors in the short term. These factors, combined with the Company’s adequate liquidity and capital allowed us to increase our market share. During the year, the Company funded approximately $316.0 million in mortgage loans originated for sale. The Company originates both fixed-rate mortgage loans and small business loans (“SBA”) for sale in the secondary market.

Goodwill and Identifiable Intangible Assets

At June 30, 2009, the Company had intangible assets of $566.8 million, a decrease of $4.3 million, from $571.0 million at December 31, 2008. The decrease is due to year-to-date amortization expense for core deposit and customer relationships.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value, an impairment charge is recorded to income.

Goodwill is not amortized, but instead is reviewed for impairment on an annual basis and more frequently if circumstances exist that indicates a possible reduction in the fair value of the business below its carrying value. The Company engaged an external third party to assist with the annual test for goodwill impairment during the first quarter of 2009. The analysis performed evaluated the fair value of the reporting unit using a combination of four valuation methodologies including; the Public Market Peers approach, the Comparable Transactions approach, the Control Premium approach and a Discounted Cash Flow approach. Based on the analysis, the Company concluded an impairment charge was not deemed necessary. No events or circumstances subsequent to the analysis through June 30, 2009 indicate that the carrying value of the Company’s goodwill may not be recoverable.

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

Deposits

The Company receives retail and commercial deposits through its main office and 86 other banking offices throughout Connecticut (75 locations) and Massachusetts (12 locations). Customers can also access their accounts through ATM’s, internet banking and telephone banking. Customer deposits generated through the NewAlliance banking network are the largest source of funds used to support asset growth.

Table 11: Deposits
	June 30,	December 31,
(In thousands)	2009	2008

Savings	$1,913,169	$1,463,341
Money market	520,902	346,522
NOW	389,495	368,730
Demand	523,618	494,978
Time	1,515,322	1,774,259

Total deposits	$4,862,506	$4,447,830

As displayed in Table 11, deposits increased $414.7 million compared to December 31, 2008. The Company’s strategy has been to increase core deposits and reduce rates paid on interest bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. Through well-designed product offerings, the Company has been able to grow core deposits by $673.6 million, particularly through the Company’s free savings product. The Bank has also been focused on growing core deposits by launching the products, “Essential Checking and Essential Savings” in the beginning of the year, which encompasses an interest-bearing checking, a competitively priced savings account and a cash rewards debit card. Money market deposits increased $174.4 million from year end due to the premium money market product which offers competitive pricing with a tiered rate structure. Also positively impacting money market deposit balances was the transfer of approximately $60.0 million of the Bank’s Trust customer funds, awaiting investment or distribution, from institutional money market funds and into a money market account within the Bank. Partially offsetting the growth in core deposits was a decrease in time deposit accounts of approximately $258.9 million, as the Company repriced maturing CD’s at reduced rates causing retention of time deposits to drop. However, the Company was able to retain some of the attrition in time deposit accounts through the free savings, premium money market and essential products that offer competitive interest rates.

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

The Company is a member of the FHLB of Boston which is part of the Federal Home Loan Bank System. Members are required to own capital stock in the FHLB and borrowings are collateralized by certain home mortgages or securities of the U.S. Government and its agencies.

The following table summaries the Company’s recorded borrowings at June 30, 2009.

Table 12: Borrowings

	June 30,	December 31,
(In thousands)	2009	2008

FHLB advances (1)	$2,057,720	$2,190,914
Repurchase agreements	132,511	159,530
Mortgage loans payable	1,243	1,317
Junior subordinated debentures issued to affiliated trusts (2)	21,135	24,735

Total borrowings	$2,212,609	$2,376,496

(1)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $4.4 million and $5.8 million at June 30, 2009 and December 31, 2008, respectively. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining terms using the level yield method.

(2)
Includes fair value adjustments on acquired borrowings, in accordance with SFAS No. 141, “Business Combinations,” of $0 and $100,000 at June 30, 2009 and December 31, 2008, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

Borrowings were $2.21 billion at June 30, 2009, a decrease of $163.9 million from the balance recorded at December 31, 2008, and were mainly in FHLB advances. The decrease in FHLB advances was primarily due to principal paydowns and maturing advances, partially offset by new advances at reduced rates. The Company was also able to lessen its reliance on borrowings from the FHLB by utilizing excess customer deposits to originate loans, invest in securities and meet other liquidity needs, while managing interest rate risk. At June 30, 2009, all of the Company’s outstanding FHLB advances were at fixed rates ranging from 1.82% to 8.17%.

Stockholders’ Equity

Total stockholders’ equity equaled $1.41 billion at June 30, 2009, an increase of $26.0 million compared to $1.38 billion at December 31, 2008. The increase was primarily due to year to date earnings of $21.7 million and an increase in the fair market value of available for sale investment securities of $17.0 million, net of tax. The increase in equity was partially offset by $14.1 million for the payment of cash dividends declared on our common stock during the six months ended June 30, 2009. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below.

Dividends declared for the year to date period ended June 30, 2009 were $0.14 per share compared to $0.135 per share for the same period last year. On July 28, 2009, we declared a $0.07 per share cash dividend payable on August 18, 2009 to shareholders of record on August 8, 2009. This will be the Company’s 21st consecutive quarterly dividend payment. Book value per share amounted to $13.18 and $12.90 at June 30, 2009 and December 31, 2008, respectively, and tangible book value amounted to $7.87 and $7.57 at the same dates, respectively.

Management Of Market And Interest Rate Risk

General

Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company has no foreign currency or commodity price risk. Credit risk related to investment securities is mitigated as the majority have implied government guarantees. There is no direct subprime mortgage exposure in the investment portfolio. The chief market risk factor affecting financial condition and operating results is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from adverse movements in interest rates and spreads. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates. The Asset/Liability Committee, comprised of numerous senior executives, is responsible for managing interest rate risk. On a quarterly basis, the Board of Directors reviews the Company’s gap position and interest rate sensitivity exposure described below and Asset/Liability Committee minutes detailing the Company’s activities and strategies, the effect of those strategies on the Company’s operating results, interest rate risk position and the effect changes in interest rates would have on the Company’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

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

Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At June 30, 2009, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was positive $303.8 million, or positive 3.54% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the yield curve as of June 30, 2009 was utilized. This yield curve was utilized due to the recent excessive volatility in the rate markets as well as due to the comments from various Federal Reserve Bank officials that interest rates would likely remain flat for an extended period. As of June 30, 2009, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve-month period as compared to the forecasted net interest income in the base case scenario are as follows:

Percentage change in
estimated net interest income
over twelve months

100 basis point upward shock in interest rates	2.94%

25 basis point downward shock in interest rates	-0.80%

As of June 30, 2009, a downward rate shock of 25 basis points was a realistic representation of the risk of falling rates as the Federal Reserve has reduced the overnight lending rate target to a range between 0.00% and 0.25%. For an increase in rates, an upward rate shock of 100 basis points is also a relevant representation of potential risk given the possibility of the economy rebounding in the second half of the year due to the reductions in the federal funds rate, the government stimulus package and the expansion of the Federal Reserve Bank’s balance sheet.

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

The Company has used borrowings from the Federal Home Loan Bank of Boston to fund loan growth while managing interest rate risk and liquidity; however during 2009 the Company was able to reduce its reliance on the FHLB due to the growth in core deposits. At June 30, 2009, total borrowings from the Federal Home Loan Bank amounted to $2.05 billion, exclusive of $4.4 million in purchase accounting adjustments, and the Company had the immediate capacity to increase that total to $2.37 billion. Additional borrowing capacity of approximately $1.12 billion would be readily available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At June 30, 2009 the Company’s repurchase agreement lines of credit with three large broker dealers totaled $100.0 million, $75.0 million of which was available on that date. Agreement terms vary based on the collateral submitted.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2009, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $318.9 million, or 3.7% of total assets.

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

At June 30, 2009, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $886.6 million. Commitments generally have fixed expiration dates or other termination clauses, therefore, total commitment amounts do not necessarily represent future cash requirements. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits maturing within one year from June 30, 2009 amount to $1.09 billion.

At June 30, 2009, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $866.8 million, or 10.88%, which is above the threshold level of $398.2 million, or 5.0% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 19.43% and the Total risk-based capital ratio stood at 20.58%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $702.3 million, or 8.83% of average assets, which is above the required level of $318.0 million or 4.0%. The Tier 1 risk-based capital ratio was 15.78% and the Total risk-based capital ratio was 16.94%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Management of Market and Interest Rate Risk” on pages 51 through 52.

Item 4. Controls and Procedures

The Company’s management, including our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) or Rule 15(d)-15(e) under the Exchange Act) as of June 30, 2009. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the second quarter 2009.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additionally, the effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect NewAlliance’s financial condition or results of operations.

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

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At June 30, 2009, the Company had approximately $527.2 million of goodwill on its balance sheet. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on NewAlliance’s financial condition and results of operations.

NewAlliance’s business strategy of growth through acquisitions could have an impact on earnings and results of operations that may negatively impact the value of NewAlliance stock.

In recent years, NewAlliance has focused, in part, on acquisitions. Over the past five years, the Company has acquired four banking institutions, a non-depository trust company and a registered investment advisory firm. From time to time in the ordinary course of business, the Company engages in preliminary discussions with potential acquisition targets. As of the date of this filing, there are no binding or definitive agreements, plans, arrangements, or understandings for such acquisitions by the Company. Although our business strategy includes both internal expansion and acquisitions, there can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions successfully, integrate acquired operations into our existing operations or expand into new markets. Further, there can be no assurance that acquisitions will not have an adverse effect upon our operating results while the operations of the acquired businesses are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses or expenses related to the work on transactions that do not close, may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our stock.

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

The Company is not participating in either the TARP or the CPP, however, the actual impact that EESA and the implementation of its programs, or any other governmental program will have on the financial markets and the Company cannot reliably be determined at this time.

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

The banking industry experienced unprecedented turmoil in 2008 as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession and has eroded confidence in the world’s financial system. As we have seen in the past year there have been unintended consequences (i.e. investors are hesitant to invest in the financial sector for fear of losing their investment) from the measures taken by the Government in an effort to stabilize the economy such as, the FDIC’s special one-time assessment of 5 basis points of total assets less Tier 1 capital payable in the third quarter of 2009 with an additional special assessment of up to 5 basis points probable for later in 2009, which will have a substantial effect on NewAlliance’s deposit insurance premium expense in 2009. There may also be other ways in which NewAlliance Bank will be impacted by the current crisis that we cannot currently predict or mitigate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	The following table sets forth information about the Company’s stock repurchases for the three months ended June 30, 2009.

Issuer Purchases of Equity Securities
		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
Period
April 1-30, 2009	(1)	221	$ 11.96	0	3,036,747 shares
May 1-31, 2009		0	$ -	0	3,036,747 shares
June 1-30, 2009		0	$ -	0	3,036,747 shares
Total		221	$ 11.96	0

On January 31, 2006, the Company’s second stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan.

(1) Shares represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of shares under the Company’s benefit plans.

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

10.7.2	Intentionally omitted.
10.7.3
Amended and Restated Employment Agreement among NewAlliance Bancshares, Inc., NewAlliance Bank and Gail E.D. Brathwaite, effective September 25, 2007. Incorporated herein by reference is Exhibit 10.7.3 filed with the Company’s Current Report on Form 8-K, filed October 1, 2007.

10.7.4	Intentionally omitted.
10.7.5
June 2009 Amendment to Amended and Restated Employment Agreement between NewAlliance Bank and Diane L. Wishnafski, effective June 23, 2009. Incorporated herein by reference is Exhibit 10.7.5.1 filed with the Company’s Current Report on Form 8-K, filed June 23, 2009.

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

10.13	General Severance Plan. Incorporated herein by reference is Exhibit 10.13 filed with the Company’s Annual Report on Form 10-K, filed February 27, 2009.
10.14	Form of Performance Share Award Agreement (for senior officers) (2009 awards). Incorporated herein by reference is Exhibit 10.14 filed with the Company Current Report on Form 8-K, filed June 1, 2009.
10.15	Form of Restricted Stock Award Agreement (for senior officers) (2009 awards). Incorporated herein by reference is Exhibit 10.15 filed with the Company Current Report on Form 8-K, filed June 1, 2009.
10.16	Form of Stock Option Award Agreement (for senior officers) (2009 awards). Incorporated herein by reference is Exhibit 10.16 filed with the Company Current Report on Form 8-K, filed June 1, 2009.
14	Code of Ethics for Senior Financial Officers. Incorporated herein by reference is Exhibit 14 filed with the Company’s Annual Report on Form 10-KT, filed March 30, 2004.
21	Subsidiaries of NewAlliance Bancshares, Inc. and NewAlliance Bank. Incorporated herein by reference is Exhibit 21 filed with the Company’s Annual Report on Form 10-K, filed March 1, 2007.
31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Donald T. Chaffee pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Donald T. Chaffee pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Donald T. Chaffee

Donald T. Chaffee
Executive Vice President and Interim Chief Financial Officer
(principal financial officer)

Date:	August 7, 2009