Form 10-Q
period 2009-09-30
NEWALLIANCE BANCSHARES INC
filed 2009-11-09
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

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

Large accelerated filer X	Accelerated filer

Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[     ] Yes  [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	106,055,318

Class	Outstanding at November 5, 2009

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share data) (Unaudited)	2009	2008

Assets
Cash and due from banks	$106,539	$98,131
Short term investments	40,000	55,000

Cash and cash equivalents	146,539	153,131
Investment securities available for sale (note 5)	2,391,260	1,928,562
Investment securities held to maturity (note 5)	263,103	309,782
Loans held for sale (includes $14,241 measured at fair value at September 30, 2009)	14,749	5,361
Loans, net (note 6)	4,753,987	4,912,874
Federal Home Loan Bank of Boston stock	120,821	120,821
Premises and equipment, net	57,396	59,419
Cash surrender value of bank owned life insurance	139,257	136,868
Goodwill (note 7)	527,167	527,167
Identifiable intangible assets (note 7)	37,481	43,860
Other assets (note 8)	88,993	101,673

Total assets	$8,540,753	$8,299,518

Liabilities
Deposits (note 9)
Non-interest bearing	$528,614	$494,978
Savings, interest-bearing checking and money market	2,905,696	2,178,593
Time	1,540,025	1,774,259

Total deposits	4,974,335	4,447,830
Borrowings (note 10)	2,041,530	2,376,496
Other liabilities	97,401	93,976

Total liabilities	7,113,266	6,918,302
Commitments and contingencies (note 14)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares; issued 121,486 shares at September 30, 2009 and December 31, 2008	1,215	1,215
Additional paid-in capital	1,245,504	1,245,679
Unallocated common stock held by ESOP	(89,636)	(92,380)
Unearned restricted stock compensation	(13,992)	(18,474)
Treasury stock, at cost (14,847 shares at September 30, 2009 and 14,427 shares at December 31, 2008)	(205,164)	(200,428)
Retained earnings	481,839	467,580
Accumulated other comprehensive income (loss) (note 16)	7,721	(21,976)

Total stockholders’ equity	1,427,487	1,381,216

Total liabilities and stockholders’ equity	$8,540,753	$8,299,518

See accompanying notes to consolidated financial statements.

     NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data) (Unaudited)	2009	2008	2009	2008

Interest and dividend income
Residential real estate loans	$31,983	$35,202	$100,358	$102,992
Commercial real estate loans	17,791	18,273	52,855	55,450
Commercial business loans	5,419	7,021	16,658	21,205
Consumer loans	8,517	9,718	25,821	29,551
Investment securities	28,495	27,423	85,070	86,503
Federal funds sold and other short-term investments	63	494	342	969
Federal Home Loan Bank of Boston stock	-	911	-	3,766

Total interest and dividend income	92,268	99,042	281,104	300,436

Interest expense
Deposits	18,930	24,610	63,048	79,413
Borrowings	21,576	26,373	68,374	78,710

Total interest expense	40,506	50,983	131,422	158,123

Net interest income before provision for loan losses	51,762	48,059	149,682	142,313

Provision for loan losses	5,433	4,200	14,533	9,600

Net interest income after provision for loan losses	46,329	43,859	135,149	132,713

Non-interest income
Depositor service charges	7,270	7,052	20,175	20,393
Loan and servicing income, net	322	325	498	971
Trust fees	1,569	1,635	4,219	4,984
Investment management, brokerage and insurance fees	1,700	1,872	5,514	6,248
Bank owned life insurance	882	1,164	2,652	3,984
Other-than-temporary impairment losses on securities	-	(2,610)	(2,522)	(2,610)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	-	1,896	-

Net impairment losses on securities recognized in earnings	-	(2,610)	(626)	(2,610)
Net gain on sale of securities	2,029	2,395	6,139	3,620

Net securities gain	2,029	(215)	5,513	1,010
Mortgage origination activity and loan sale income	1,268	428	4,768	1,341
Other	1,409	1,144	2,664	4,660

Total non-interest income	16,449	13,405	46,003	43,591

Non-interest expense
Salaries and employee benefits (notes 11 & 12)	22,443	22,354	65,281	68,978
Occupancy	4,287	4,415	13,686	13,629
Furniture and fixtures	1,419	1,624	4,348	4,964
Outside services	4,779	5,047	14,584	13,791
Advertising, public relations, and sponsorships	1,932	1,667	4,202	5,412
Amortization of identifiable intangible assets	2,122	2,364	6,379	7,092
Merger related charges	4	99	27	177
FDIC insurance premiums	1,880	178	8,717	544
Other	3,376	3,623	9,805	10,339

Total non-interest expense	42,242	41,371	127,029	124,926

Income before income taxes	20,536	15,893	54,123	51,378
Income tax provision (note 13)	7,916	4,957	19,805	15,726

Net income	$12,620	$10,936	$34,318	$35,652

Basic earnings per share (note 17)	$0.13	$0.11	$0.35	$0.36
Diluted earnings per share (note 17)	0.13	0.11	0.35	0.36
Weighted-average shares outstanding (note 17)
Basic	99,507	98,989	99,292	99,803
Diluted	99,570	99,146	99,298	99,856
Dividends per share	$0.07	$0.07	$0.21	$0.205

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Nine Months Ended September 30, 2009	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (Unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income (Loss)	Equity

Balance December 31, 2008	107,059	$1,215	$1,245,679	$(92,380)	$(18,474)	$(200,428)	$467,580	$(21,976)	$1,381,216
Dividends declared ($0.21 per share)							(21,109)		(21,109)
Allocation of ESOP shares, net of tax			(334)	2,744					2,410
Treasury shares acquired (note 15)	(420)					(4,736)			(4,736)
Restricted stock expense					4,482				4,482
Stock option expense			243						243
Book (over) tax benefit of stock-based compensation			(84)						(84)
Cumulative effect of new OTTI accounting guidance, net of $0.6 million tax effect (note 5)							1,050	(1,050)	-
Comprehensive income:
Net income							34,318		34,318
Other comprehensive income, net of tax (note 16)								30,747	30,747

Total comprehensive income									65,065

Balance September 30, 2009	106,639	$1,215	$1,245,504	$(89,636)	$(13,992)	$(205,164)	$481,839	$7,721	$1,427,487

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

(In thousands) (Unaudited)	2009	2008

Cash flows from operating activities
Net income	$34,318	$35,652
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	14,533	9,600
Loss (gain) on Other real estate owned	160	(68)
Restricted stock compensation expense	4,482	5,336
Stock option compensation expense	243	3,208
ESOP expense	2,410	2,535
Amortization of identifiable intangible assets	6,379	7,092
Net amortization/accretion of fair market adjustments from net assets acquired	(2,294)	(3,369)
Net amortization/accretion of investment securities	4,089	(1,583)
Change in deferred income taxes	(1,912)	166
Depreciation and amortization of premises and equipment	4,860	5,264
Net gain on sale of securities	(6,139)	(3,620)
Impairment losses on securities	626	2,610
Mortgage origination activity and loan sale income	(4,768)	(1,341)
Proceeds from sales of loans held for sale	408,122	77,049
Loans originated for sale	(412,742)	(80,409)
Loss on sale of premises and equipment	20	7
Net loss (gain) on limited partnerships	375	(668)
Increase in cash surrender value of bank owned life insurance	(2,652)	(3,984)
Decrease in other assets	2,545	5,607
Increase (decrease) in other liabilities	3,425	(1,208)

Net cash provided by operating activities	56,080	57,876

Cash flows from investing activities
Purchase of securities available for sale	(1,041,439)	(557,600)
Purchase of securities held to maturity	(22,431)	(58,995)
Proceeds from maturity, sales, calls and principal reductions of
securities available for sale	623,269	740,384
Proceeds from maturity, calls and principal reductions of
securities held to maturity	69,657	50,498
Proceeds from sales of fixed assets	32	659
Net decrease (increase) in loans held for investment	140,458	(227,992)
Proceeds from sales of other real estate owned	2,468	806
Proceeds from bank owned life insurance	263	67
Purchase of premises and equipment	(2,827)	(3,765)

Net cash used by investing activities	(230,550)	(55,938)

Cash flows from financing activities
Net increase in customer deposit balances	526,606	33,214
Net decrease in short-term borrowings	(50,727)	(6,680)
Proceeds from long-term borrowings	142,000	410,000
Repayments of long-term borrowings	(424,072)	(368,972)
Book over tax benefit of stock-based compensation	(84)	(408)
Acquisition of treasury shares	(4,736)	(22,027)
Dividends paid	(21,109)	(20,823)

Net cash provided by financing activities	167,878	24,304

Net (decrease) increase in cash and cash equivalents	(6,592)	26,242

Cash and equivalents, beginning of period	153,131	160,879

Cash and equivalents, end of period	$146,539	$187,121

Supplemental information
Cash paid for
Interest on deposits and borrowings	$133,458	$160,505
Income taxes paid, net	18,592	15,596
Noncash transactions
Loans transferred to other real estate owned	3,860	1,248

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

As of November 9, 2009, the date in which the financial statements were issued, management has determined that no subsequent events have occurred following the balance sheet date of September 30, 2009 which require recognition or disclosure in the financial statements.

2.	Recent Accounting Pronouncements

Accounting Standards Codification (Topic 105)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). The objective of SFAS No. 168 is to replace SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and to establish the FASB Accounting Standards CodificationTM (“Codification” or “FASB ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The Codification supersedes all previous level (a) through (d) GAAP, aside from non-codified FASB statements and guidance issued by the Securities and Exchange Commission (“SEC”). The Codification did not change GAAP, but rather reorganized it into approximately 90 accounting topics within a consistent structure to simplify user access. Contents in each of these accounting topics are further organized by subtopic, section and paragraph. The Codification allows for the continued application of superseded accounting standards for transactions that have an ongoing effect in an entity’s financial statements. Although the Codification does not include the superseded guidance, it shall be considered grandfathered and remain authoritative for those transactions after the effective date of this statement. The Codification was effective for financial statements issued for reporting periods that end after September 15, 2009. SFAS No. 168 was the final standard issued by the FASB in that form. Changes to the Codification are in the form of Accounting Standards Updates issued by the FASB. An Accounting Standards Update is not authoritative; rather, it is a document that communicates the specific amendments that change the Codification and provides background information about the guidance, including the basis for conclusions on changes made to the Codification. The adoption of SFAS No. 168 and the Codification did not have a material impact on the Company’s consolidated financial statements but changed the referencing system for accounting standards from the legacy GAAP citations to codification topic numbers.

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2009-01, Topic 105, Generally Accepted Accounting Principles. This ASU amends the Codification for the issuance of SFAS No. 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the statement. SFAS No. 168 is summarized above.

Fair Value Measurement and Disclosure (Topic 820)

In September 2009, the FASB issued ASU No. 2009-12, Topic 820, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), to provide guidance on measuring the fair value of certain alternative investments. This ASU amends FASB ASC 820, Fair Value Measurements and Disclosures, and offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. As there currently is diversity

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

in practice, this guidance addresses the issue of how to estimate the fair value of various investments in entities, including hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds and real estate funds. The ASU also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. The guidance is effective for the first reporting period (including interim periods) ending after December 15, 2009, although early adoption is permitted. The Company has not elected to early adopt the guidance and management believes that this guidance will not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value. This update provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the ASU specifies that a valuation technique should be applied that uses either the quote for the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. The guidance also states that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance is effective for the first reporting period beginning after the date of issuance. Management anticipates the adoption of this guidance for the fourth quarter 2009 will not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance on Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FASB ASC 820-10). This guidance provides additional clarification for estimating fair value, in accordance with the fair value measurements and disclosures guidance, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect early application and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued guidance related to Fair Value Measurements and Disclosures (FASB ASC 820-10), which delayed the January 1, 2008 effective date for all nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Investments – Debt and Equity Securities (Topic 320)

In April 2009, the FASB issued new guidance on the Recognition and Presentation of Other-Than-Temporary Impairments (FASB ASC 320-10), which amends FASB ASC 320, Investments – Debt and Equity Securities, to make the other-than-temporary impairment (“OTTI”) guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. When an other-than-temporary impairment exists under this stated assertion, the amount of impairment related to the credit loss component would be recognized in earnings while the remaining amount would be recognized in other comprehensive income. This guidance provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this amendment does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This new guidance does not amend existing recognition and measurement guidance for other-than-temporary impairments of equity securities. This guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect early application and the adoption resulted in a $1.0 million cumulative effect adjustment, net of taxes, to increase retained earnings and decrease to accumulated other comprehensive income as of April 1, 2009 for the non-credit component of debt securities for which an other-than-temporary impairment was previously recognized. Refer to Note 5 of the Notes to Unaudited Consolidated Financial Statements for further information on the Company’s adoption of this guidance.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Financial Instruments (Topic 825)

In April 2009, the FASB issued new guidance regarding Interim Disclosures about Fair Value of Financial Instruments (FASB ASC 825-10). FASB ASC 825-10-50 requires disclosures about fair value of financial instruments, whether or not measured on the balance sheet at fair value, in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance applies to all financial instruments within the scope of FASB ASC 825, Financial Instruments, and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value. This guidance was effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. Refer to Note 3 of the Notes to Unaudited Consolidated Financial Statements for the required interim disclosures.

Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 has not yet been codified and, therefore, it will remain authoritative until integrated into the Codification. SFAS No. 166 will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk in the assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and enhances the disclosure requirements for sellers of the assets. SFAS No. 166 will be effective for the fiscal year beginning after November 15, 2009. The Company anticipates that the adoption of SFAS No. 166 will not have a material impact on the financial statements.

Consolidation

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”). SFAS No. 167 has not yet been codified and, therefore, it will remain authoritative until integrated into the Codification. SFAS No. 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 is effective for interim periods as of the beginning of the first annual reporting period beginning after November 15, 2009. The Company anticipates that the adoption of SFAS No. 167 will not have a material impact on the financial statements.

Subsequent Events (Topic 855)

In May 2009, the FASB issued new guidance on Subsequent Events, FASB ASC 855-10, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, the guidance sets forth (1) the period after the balance sheet date during which management of a reporting entity will evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity will recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity will make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Compensation – Retirement Benefits (Topic 715)

In December 2008, the FASB revised the disclosure guidance for Postretirement Benefit Plan Assets (FASB ASC 715-20). This guidance provides for additional disclosures about plan assets of a defined benefit pension or other postretirement plan. Pursuant to the guidance, the added disclosures include: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, this requires an employer to disclose information about the valuation of plan assets similar to that required under FASB ASC 820, Fair Value Measurements and Disclosures. Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs. The new

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. Management believes that this guidance will not have a material impact on the Company’s consolidated financial statements.

Derivatives and Hedging (Topic 815)

In March 2008, the FASB issued disclosure guidance pertaining to Derivatives and Hedging (FASB ASC 815-10). This guidance changes the disclosure requirements regarding derivative instruments and hedging activities and specifically requires (i) qualitative disclosures about objectives and strategies for using derivatives, (ii) quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and (iii) disclosures about credit risk-related contingent features in derivative agreements. The new guidance was effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The adoption did not have a material impact on the Company’s consolidated financial statements.

Intangibles – Goodwill and Other (Topic 350)

In April 2008, the FASB issued guidance about the Determination of the Useful Life of Intangible Assets (FASB ASC 350-30) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350, Intangibles – Goodwill and Other. The intent of this new guidance is to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350 and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805, Business Combinations. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption did not have a material impact on the Company’s consolidated financial statements.

Business Combinations (Topic 805)

In December 2007, the FASB issued revised guidance for Business Combinations. The revised Business Combination guidance (FASB ASC 805) retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The revised guidance requires, among other things, that acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition; the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to provide certain disclosures that will allow users of the financial statements to understand the nature and financial effect of the business combination. This guidance became effective on January 1, 2009 and the adoption of this guidance applies to any future business combinations. When a business combination occurs, it is expected to have a significant effect on NewAlliance’s consolidated financial statements.

3.	Fair Value Measurements

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. In accordance with FASB ASC 820, the fair value estimates are measured within the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Basis of Fair Value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

Fair Value Option

FASB ASC 825-10 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The Company elected the fair value option as of January 1, 2009 for its portfolio of mortgage loans held for sale pursuant to forward loan sale commitments originated after January 1, 2009 in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of the derivative forward loan sale contracts used to economically hedge them. As a result of the surge of refinances resulting from the drop in mortgage rates within the industry, the balance of loans held for sale and derivative contracts relating to those loans have increased significantly. The fair value option election relating to mortgage loans held for sale did not result in a transition adjustment to retained earnings and instead changes in the fair value have an impact on earnings as a component of noninterest income.

As of September 30, 2009, mortgage loans held for sale pursuant to forward loan sale commitments had a fair value of $14.2 million, which includes a positive fair value adjustment of $103,000.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2009

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale
Marketable equity securities	$8,760	$1,260	$7,500	$-
Bonds and obligations	220,035	192,405	27,630	-
Auction rate certificates	24,987	-	-	24,987
Trust preferred equity securities	32,087	-	29,353	2,734
Mortgage-backed securities	2,105,391	-	2,105,391	-

Total Securities Available for Sale	$2,391,260	$193,665	$2,169,874	$27,721
Mortgage Loans Held for Sale	14,241	-	14,241	-
Derivative Assets	345	-	345	-
Derivative Liabilities	(145)	-	(145)	-

	December 31, 2008

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale
Marketable equity securities	$19,135	$1,135	$18,000	$-
Bonds and obligations	257,340	228,668	28,672	-
Auction rate certificates	23,479	-	-	23,479
Trust preferred equity securities	31,266	-	28,119	3,147
Mortgage-backed securities	1,597,343	-	1,597,343	-

Total Securities Available for Sale	$1,928,563	$229,803	$1,672,134	$26,626

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	Securities Available for Sale

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

(In thousands)	2009	2008	2009	2008

Balance at beginning of period	$27,701	$-	$26,626	$-
Transfer into Level 3	-	28,000	-	28,000
Total gains (losses) - (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	197	(2,323)	1,356	(2,323)
Purchases, issuances, and settlements	-	-	-	-
Discount accretion	4	-	11	-
Principal payments	(181)	-	(272)	-

Balance at end of period	$27,721	$25,677	$27,721	$25,677

The following is a description of the valuation methodologies used for instruments measured at fair value.

Securities Available for Sale: Included in the available for sale category are both debt and equity securities. The Company utilizes Interactive Data Corp., a third-party, nationally-recognized pricing service (“IDC”) to estimate fair value measurements for 98.8% of its investment securities portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things, but these prices are not binding quotes. The fair value prices on all investment securities are reviewed for reasonableness by management through an extensive process. This review process includes an analysis of changes in the LIBOR / swap curve, the treasury curve, mortgage rates and credit spreads as well as a review of the securities inventory list which details issuer name, coupon and maturity date for unusual market price fluctuations. The review resulted in no adjustments to the IDC pricing. Also, management assessed the valuation techniques used by IDC based on a review of their pricing methodology to ensure proper hierarchy classifications. The Company’s available for sale debt securities include auction rate certificates which were valued through means other than quoted market prices due to the Company’s conclusion that the market for the securities was not active. The fair value for the auction rate securities are based on Level 3 inputs in accordance with FASB ASC 820.

The major categories of securities available for sale are:

•
Marketable Equity Securities: Included within this category are exchange-traded securities, including common and preferred equity securities, measured at fair value based on quoted prices for identical securities in active markets and therefore meet the Level 1 criteria. Also included are auction rate preferred securities rated AAA, which are priced at par and are classified as Level 2 of the valuation hierarchy.

•
Bonds and obligations: Included within this category are highly liquid government obligations that are measured at fair value based on quoted prices for identical securities in active markets and therefore are classified within Level 1 of the fair value hierarchy. Also included in this category are municipal obligations, corporate obligations and a mortgage mutual fund where the fair values are estimated by using pricing models (i.e. matrix pricing) with observable market inputs including recent transactions and/or benchmark yields or quoted prices of securities with similar characteristics and are therefore classified within Level 2 of the valuation hierarchy.

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

•
Trust preferred equity securities: Included in this category are two pooled trust preferred securities and “individual name” trust preferred securities of financial companies. One of the pooled trust preferred securities is not priced by IDC and is classified within Level 3 of the valuation hierarchy while the remaining securities are at Level 2 and are

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

priced by IDC. The Company calculates the fair value of the Level 3 pooled trust preferred security based on a cash flow methodology that uses the Bloomberg AA rated bank yield curve to discount the cash flows. Additionally, the low level of the three month LIBOR rate, the general widening of credit spreads compared to when these securities were purchased and the reduced level of liquidity in the fixed income markets, were all factors in the determination of the current fair value market price. The fair value of the remaining trust preferred securities priced by IDC are based upon matrix pricing factoring in observable benchmark yields and issuer spreads and are, therefore, classified within Level 2 of the valuation hierarchy.

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

Derivatives: Derivative instruments related to loans held for sale are carried at fair value. Fair value is determined through quotes obtained from actively traded mortgage markets. Any change in fair value for rate lock commitments to the borrower is based upon the change in market interest rates between making the rate lock commitment and the measurement date and, for forward loan sale commitments to the investor, is based upon the change in market interest rates from entering into the forward loan sales contract and the measurement date. Both the rate lock commitments to the borrowers and the forward loan sale commitments to investors are undesignated derivatives pursuant to the requirements of FASB ASC 815-10, however, the Company has not designated them as hedging instruments. Accordingly, they are marked to fair value through earnings.

At September 30, 2009, the effects of fair value measurements for interest rate lock commitment derivatives and forward loan sale commitments were as follows (mortgage loans held for sale are shown for informational purposes only):

	September 30, 2009

	Notional or
	Principal	Fair Value
(In thousands)	Amount	Adjustment

Rate Lock Commitments	$25,330	$345
Forward Sales Commitments	37,590	(145)
Mortgage Loans Held for Sale	14,138	103

The Company sells the majority of its fixed rate mortgage loans with original terms of 15 years or more on a servicing released basis and receives a servicing released premium upon sale. The servicing value has been included in the pricing of the rate lock commitments and loans held for sale. The Company estimates a fallout rate of approximately 15% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The collection of upfront fees from the borrower is the driver of the Company’s low fallout rate. If this practice were to change, the fallout rate would most likely increase and the Company would reassess the significance of the fallout rate on the fair value measurement.

Prior to January 1, 2009, the mortgage loans held for sale and the derivatives associated with those loans had balances of notional amounts and fair value adjustments that did not have a material impact on the financial statements.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables detail the financial instruments carried at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	September 30, 2009

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$2,200	$-	$-	$2,200
Other Real Estate Owned	2,702	-	-	2,702
Impaired Loans	16,155	-	-	16,155

	December 31, 2008

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$3,001	$-	$-	$3,001
Impaired Loans	8,284	-	-	8,284

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

Other Real Estate Owned: The Company classifies property acquired through foreclosure or acceptance of deed-in-lieu of foreclosure as other real estate owned in its financial statements. Upon foreclosure, the property securing the loan is written down to fair value. The writedown is based upon differences between the appraised value and the book value. Appraisals are based upon observable market data such as comparable sale within the real estate market, however assumptions made in determining comparability are unobservable and therefore these assets are classified as Level 3 within the valuation hierarchy.

Impaired Loans: Impaired loans for which the Company expects to receive less than the contracted balance are recorded at the lower of cost or fair value. Consequently, measurement at fair value is on a nonrecurring basis. These loans are written down through a specific reserve within the Bank’s total loan loss reserve allowance. The fair value of these assets are classified within Level 3 of the valuation hierarchy and are estimated based on collateral values supported by appraisals.

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

Investment securities: Refer to the above discussion on securities

Federal Home Loan Bank of Boston stock: FHLB Boston stock is a non-marketable equity security which is assumed to have a fair value equal to its carrying value due to the fact that it can only be redeemed back to the FHLB Boston at par value.

Loans held for sale: The fair value of residential mortgage loans held for sale is estimated using quoted market prices provided by government-sponsored entities as described above. The fair value of SBA loans is estimated using quoted market prices from a secondary market broker.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Accrued income receivable: Carrying value is assumed to represent fair value.

Loans: The fair value of the net loan portfolio is determined by discounting the estimated future cash flows using the prevailing interest rates and appropriate credit and prepayment risk adjustments as of period-end at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of nonperforming loans is estimated using the Bank’s prior credit experience.

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

Derivative Liabilities: Refer to the above discussion on derivatives.

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of September 30, 2009:

	September 30, 2009

	Carrying	Estimated
(In thousands)	Amounts	Fair Value

Financial Assets
Cash and due from banks	$106,539	$106,539
Short-term investments	40,000	40,000
Investment securities	2,654,363	2,667,460
Loans held for sale	14,749	14,749
Loans, net	4,753,987	4,838,704
Federal Home Loan Bank of Boston stock	120,821	120,821
Accrued income receivable	34,406	34,406
Derivative assets	345	345
Financial Liabilities
Interest and non-interest bearing checking, savings and money market accounts	$3,434,310	$3,434,310
Time deposits	1,540,025	1,564,432
Borrowed funds	2,041,530	2,091,071
Derivative liabilities	145	145

4.	Derivative Financial Instruments

In the ordinary course of business, the Company uses various derivative financial instruments to service the financial needs of customers and to reduce its exposure to fluctuations in interest rates. The Company considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity, as it prevents earnings from being exposed to undue risk posed by changes in interest rates. The Company accounts for derivatives in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the statement of condition at their fair values. The Company does not enter into derivative transactions for speculative purposes, does not have any derivatives designated as hedging instruments, nor is party to a master netting agreement as of September 30, 2009.

Loan Commitments and Forward Loan Sale Commitments: The Company enters into interest rate lock commitments with borrowers, to finance residential mortgage loans. Primarily to mitigate the interest rate risk on these commitments, the Company also enters into “mandatory” and “best effort” forward loan sale delivery commitments with investors. The interest rate lock commitments and the forward loan delivery commitments meet the definition of a derivative, however, the Company has not designated them as hedging instruments. Upon closing the loan, the loan commitment expires and the Company records

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

a loan held for sale subject to the same forward loan sale commitment. Prior to January 1, 2009, the Company accounted for loans held for sale at the lower or cost or fair value in accordance with accounting guidance for certain mortgage banking activities. Fluctuations in the fair value of loan commitments, loans held for sale, and forward loan sale commitments generally move in opposite directions, and the net impact of the changes in these valuations on net income is generally inconsequential to the financial statements.

The decrease in mortgage rates at the end of 2008 through September 30, 2009 has resulted in a large increase in mortgage loan refinances and hence, the Company’s committed loans and forward loan sale commitments have significantly increased. The Company has elected the fair value option for loans held for sale originated after January 1, 2009 and therefore, those loans held for sale will be recorded in the statement of condition at fair value with any gains and losses recorded in earnings. See Footnote 3, Fair Value Measurements, for additional information.

The following table summarizes the Company’s derivative positions at and for the nine months ended September 30, 2009:

	Notional or	Fair Value
(In thousands)	Principal Amount	Adjustment (1)

Interest Rate Lock Commitments	25,330	345
Forward Sales Commitments	37,590	(145)

(1) An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

The following two tables present the fair values of the Company’s derivative instruments and their effect on the Statement of Income:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives

	September 30, 2009

	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value	Location	Fair Value

Derivatives not designated as
hedging instruments
Interest rate contracts	Other Assets	$345	Other Liabilities	$145

Total derivatives not designated as
hedging instruments		$345		$145

Effect of Derivative Instruments on the Statement of Income

		For the Three Months	For the Nine
		Ended	Months Ended
		September 30, 2009	September 30, 2009

	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income
(In thousands)	Income on Derivatives	on Derivatives

Derivatives not designated as
hedging instruments
Interest rate contracts	Non-interest income	$(907)	$200

Total derivatives not designated as
hedging instruments		$(907)	$200

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

5.	Investment Securities

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2009 and December 31, 2008.

	September 30, 2009				December 31, 2008

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$596	$1	$-	$597	$596	$1	$-	$597
U.S. Government sponsored enterprise obligations	193,515	2,722	(46)	196,191	228,844	4,586	(81)	233,349
Corporate obligations	8,149	300	-	8,449	8,178	-	(232)	7,946
Other bonds and obligations	16,329	176	(1,707)	14,798	17,654	128	(2,333)	15,449
Auction rate certificates	27,800	-	(2,813)	24,987	28,000	-	(4,521)	23,479
Marketable equity securities	8,560	200	-	8,760	19,039	103	(8)	19,134
Trust preferred equity securities	49,328	-	(17,241)	32,087	47,708	-	(16,443)	31,265
Private label mortgage-backed securities	25,871	-	(3,061)	22,810	33,027	-	(7,891)	25,136
Mortgage-backed securities	2,013,355	69,298	(72)	2,082,581	1,543,403	30,019	(1,215)	1,572,207

Total available for sale	2,343,503	72,697	(24,940)	2,391,260	1,926,449	34,837	(32,724)	1,928,562

Held to maturity
Mortgage-backed securities	252,118	12,803	-	264,921	299,222	8,832	(38)	308,016
Other bonds	10,985	320	(26)	11,279	10,560	186	-	10,746

Total held to maturity	263,103	13,123	(26)	276,200	309,782	9,018	(38)	318,762

Total securities	$2,606,606	$85,820	$(24,966)	$2,667,460	$2,236,231	$43,855	$(32,762)	$2,247,324

The securities portfolio is reviewed on a monthly basis for the presence of other-than-temporary impairment (“OTTI”). During the second quarter new OTTI guidance issued by the FASB was adopted for debt securities that requires credit related OTTI be recognized in earnings while non-credit related OTTI be recognized in other comprehensive income (“OCI”) if there is no intent to sell or will not be required to sell. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. The new guidance also required that previously recorded impairment charges which did not relate to a credit loss should be reclassified from retained earnings to accumulated other comprehensive income (“AOCI”). For the quarter ended June 30, 2009, the Company reclassified the non-credit related portion of a previously recorded OTTI loss and recorded a current OTTI loss in accordance with this FASB guidance, both of which are described below.

A credit related OTTI loss in the amount of $626,000 was recorded against the Company’s position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities. During the second quarter of 2009, the fund experienced its first realized loss on a mortgage investment. Management determined that the dollar amount of securities carrying a rating of CCC or lower had increased since the March 31, 2009 quarter-end. This decrease in the credit quality of the securities coupled with the loss recognized by the fund, resulted in management’s determination that the fund was other-than-temporarily impaired. The non-credit related OTTI was $1.9 million and was recognized in OCI. During the third quarter, there were no further downgrades to underlying securities to a rating of CCC or below. The fund has a current book value of $8.3 million and is not expected to be sold and management has determined that there are no additional OTTI charges that need to be recognized in the quarter ended September 30, 2009.

During 2008, one of the “individual name” trust preferred securities was deemed to be other-than-temporarily impaired and a charge of $1.6 million was recorded in the third quarter. Upon the adoption of the OTTI guidance discussed above, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased AOCI by $1.6 million, or $1.0 million, net of tax. Additionally, the amortized cost for this security increased by $1.6 million as the entire impairment charge recorded in 2008 was non-credit related. At September 30, 2009 this security had an amortized cost of $4.7 million and an unrealized loss of $1.4 million.

The following tables present the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of September 30, 2009 and December 31, 2008. Of the securities summarized, 12 issues have unrealized losses for less than twelve months and 38 have unrealized losses for twelve months or more at September 30, 2009. This compares to a total of 145 issues that had an unrealized loss at December 31, 2008.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	September 30, 2009

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$1,803	$20	$2,074	$26	$3,877	$46
Corporate obligations	-	-	-	-	-	-
Other bonds and obligations	7,512	1,733	-	-	7,512	1,733
Auction rate certificates	-	-	24,987	2,813	24,987	2,813
Marketable equity securities	-	-	-	-	-	-
Trust preferred equity securities	3,584	3,097	28,504	14,144	32,088	17,241
Private label mortgage-backed securities	1,971	82	20,839	2,979	22,810	3,061
Mortgage-backed securities	17,433	72	-	-	17,433	72

Total securities with unrealized losses	$32,303	$5,004	$76,404	$19,962	$108,707	$24,966

	December 31, 2008

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$5,278	$81	$-	$-	$5,278	$81
Corporate obligations	7,945	232	-	-	7,945	232
Other bonds and obligations	6,659	2,333	-	-	6,659	2,333
Auction rate certificates	23,479	4,521	-	-	23,479	4,521
Marketable equity securities	520	8	-	-	520	8
Trust preferred equity securities	25,031	11,311	6,234	5,132	31,265	16,443
Private label mortgage-backed securities	25,136	7,891	-	-	25,136	7,891
Mortgage-backed securities	148,432	1,253	-	-	148,432	1,253

Total securities with unrealized losses	$242,480	$27,630	$6,234	$5,132	$248,714	$32,762

Management believes that no individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment, based on its detailed monthly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at September 30, 2009.

The unrealized loss on mortgage-backed securities issued by private institutions is primarily concentrated in one BBB rated private-label mortgage-backed security which is substantially paid down, well seasoned and of an earlier vintage that has not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. Widening in non-agency mortgage spreads is the primary factor for the unrealized losses reported on private label mortgage-backed securities. None of the securities are backed by subprime mortgage loans and none have suffered losses. One security was downgraded to BBB during the quarter and the remaining securities are rated AAA. All are still paying principal and interest and are expected to continue to pay their contractual cash flows. Management’s review of the above factors and issuer specific data concluded that these private-label mortgage-backed securities are not other-than-temporarily impaired.

The unrealized losses on other bonds and obligations primarily relates to the non-credit related OTTI loss on a position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products. Although the fund has experienced declines in credit ratings since the beginning of the year, it was not due to customer redemptions or forced selling of the investments. The fund recorded its first loss which factored into management’s determination that the fund was other-than-temporarily impaired. As discussed above, a credit related OTTI loss of $626,000 was recorded through earnings in the second quarter of 2009. The fund carries a market value to book value ratio of 79.3% - a slight increase from June 30, 2009, a weighted average underlying investment credit rating of A+ and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities and has therefore, concluded that there is no additional OTTI charges that need to be recognized in the quarter ended September 30, 2009.

The unrealized losses on auction rate certificates relate to certificates issued by an investment banking firm and are pools of government-guaranteed student loans that are issued by state student loan departments. In the first half of 2008, the auction

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

process for auction rate certificates began to freeze resulting from the problems in the credit markets. These securities are currently rated AAA and are still paying their contractual cash flows and are expected to continue to pay their contractual cash flows. Management has concluded that no other-than-temporary impairment exists as of September 30, 2009. In 2008, the underwriter entered into a settlement agreement with several state regulatory agencies, whereby they have agreed to repurchase these certificates from both their retail and institutional customers at par. The institutional buy-back of these securities is scheduled on or around June 30, 2010.

Trust preferred securities are comprised of two pooled trust preferreds with an amortized cost of $6.7 million, of which both are rated BB. The remaining $42.6 million are comprised of twelve “individual names” issues with the following ratings: $6.0 million rated A+ to A-, $14.5 million rated BBB+ to BBB and $22.1 million rated B to BB+. The unrealized losses reported for trust preferred equity securities relate to the financial and liquidity stresses in the fixed income market and not to any credit impairment of the issuers as the present value of cash flows expected to be collected is not less than the amortized cost basis of the securities. Although the ratings on some issues have been reduced since December 31, 2008, all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferreds and the “individual names” trust preferred equity securities was completed. This review included an analysis of collateral reports, stress default levels and financial ratios of the underlying issuers and management concluded that there was no other-than-temporary impairment at the end of the period.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,

(In thousands)	2009	2009

Balance, beginning of period	$626	$-
Additions:
Initital credit impairments which were not previously recognized as a component of earnings	-	626
Subsequent credit impairments	-	-
Reductions:
Securities sold	-	-

Balance, end of period	$626	$626

As of September 30, 2009, the amortized cost and fair values of debt securities and short-term obligations, by contractual maturity, are shown below. Expected maturities may differ from contracted maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value

September 30, 2009
Due in one year or less	$95,243	$93,255	$1,775	$1,784
Due after one year through five years	81,981	83,932	8,160	8,415
Due after five years through ten years	58,219	58,633	550	580
Due after ten years	60,274	41,289	500	500

Mortgage-backed securities	2,039,226	2,105,391	252,118	264,921

Total debt securities	$2,334,943	$2,382,500	$263,103	$276,200

Securities with a fair value of $776.4 million and $1.12 billion at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank of Boston (“FHLB”) borrowings.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following tables present information related to realized gains and losses on sales of securities available for sale during the three and nine months ended September 30, 2009 and 2008.

	Debt Securities		Equity Securities

	Three Months Ended September 30,

(In thousands)	2009	2008	2009	2008

Realized gains	$2,050	$2,395	$-	$-
Realized losses	(21)	-	-	-

	Debt Securities		Equity Securities

	Nine Months Ended September 30,

(In thousands)	2009	2008	2009	2008

Realized gains	$6,192	$4,911	$-	$27
Realized losses	(53)	(21)	-	(1,297)

6.	Loans

The composition of the Company’s loan portfolio is as follows:

	September 30,	December 31,
(In thousands)	2009	2008

Residential real estate	$2,413,181	$2,524,638
Commercial real estate	1,081,016	1,077,200
Construction
Residential	11,781	21,380
Commercial	141,964	143,610
Commercial business	422,814	458,952
Consumer
Home equity and equity lines of credit	717,632	714,444
Other	17,319	22,561

Total consumer	734,951	737,005

Total loans	4,805,707	4,962,785
Allowance for loan losses	(51,720)	(49,911)

Total loans, net	$4,753,987	$4,912,874

At September 30, 2009 and December 31, 2008, the Company’s residential real estate loan, residential construction loan, home equity loan and equity lines of credit portfolios are entirely collateralized by one to four family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan and commercial construction portfolios are collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, and plant and equipment, collateralize the majority of the commercial business loan portfolio. The Company does not originate or directly invest in subprime loans.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table provides a summary of activity in the allowance for loan losses.

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,

(In thousands)	2009	2008	2009	2008

Balance at beginning of period	$51,502	$47,798	$49,911	$43,813
Provisions charged to operations	5,433	4,200	14,533	9,600
Charge-offs
Residential real estate loans	960	83	2,449	234
Commercial real estate loans	392	827	2,389	827
Commercial construction loans	1,010	1,431	3,055	2,431
Commercial business loans	3,166	468	5,317	1,143
Consumer loans	490	496	903	847

Total charge-offs	6,018	3,305	14,113	5,482

Recoveries
Residential real estate loans	3	255	140	262
Commercial real estate loans	538	-	538	23
Commercial construction loans	-	-	-	-
Commercial business loans	228	186	519	849
Consumer loans	34	41	192	110

Total recoveries	803	482	1,389	1,244

Net charge-offs	5,215	2,823	12,724	4,238

Balance at end of period	$51,720	$49,175	$51,720	$49,175

Nonperforming Assets

Nonperforming assets include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, renegotiated loans due to a weakening in the financial condition of the borrower and other real estate owned. There were no accruing loans included in the Company’s nonperforming assets as of September 30, 2009 and December 31, 2008. As of September 30, 2009 and December 31, 2008, nonperforming assets were:

	September 30,	December 31,
(In thousands)	2009	2008

Nonaccrual loans	$49,091	$38,331
Other real estate owned	2,702	2,023

Total nonperforming assets	$51,793	$40,354

Troubled debt restructured loans included in nonaccrual loans above	$3,466	$-

7.	Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the nine months ended September 30, 2009 are summarized as follows:

			Total
		Core Deposits	Identifiable
		and Customer	Intangible
(In thousands)	Goodwill	Relationship	Assets

Balance, December 31, 2008	$527,167	$43,860	$43,860
Amortization expense	-	(6,379)	(6,379)

Balance, September 30, 2009	$527,167	$37,481	$37,481

Estimated amortization expense for the year ending:
Remaining 2009		2,122	2,122
2010		7,811	7,811
2011		7,556	7,556
2012		7,556	7,556
2013		7,461	7,461
Thereafter		4,975	4,975

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The components of identifiable intangible assets are core deposit and customer relationships and had the following balances at September 30, 2009:

	Original		Balance
	Recorded	Cumulative	September 30,
(In thousands)	Amount	Amortization	2009

Core deposit and customer relationships	$86,908	$49,427	$37,481

8.	Other Assets

	Selected components of other assets are as follows:

		September 30,	December 31,
	(In thousands)	2009	2008

	Deferred tax asset, net	$15,727	$30,339
	Accrued interest receivable	34,406	35,285
	Investments in limited partnerships and other investments	8,182	9,171
	Receivables arising from securities transactions	13,348	9,892
	All other	17,330	16,986

	Total other assets	$88,993	$101,673

9.	Deposits

	A summary of deposits by account type is as follows:

		September 30,	December 31,
	(In thousands)	2009	2008

	Savings	$1,841,605	$1,463,341
	Money market	696,464	346,522
	NOW	367,627	368,730
	Demand	528,614	494,978
	Time	1,540,025	1,774,259

	Total deposits	$4,974,335	$4,447,830

10.	Borrowings

	The following is a summary of the Company’s borrowed funds:

		September 30,	December 31,
	(In thousands)	2009	2008

	FHLB advances (1)	$1,885,389	$2,190,914
	Repurchase agreements	133,802	159,530
	Mortgage loans payable	1,204	1,317
	Junior subordinated debentures issued to affiliated trusts (2)	21,135	24,735

	Total borrowings	$2,041,530	$2,376,496

(1)

Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $3.7 million and $5.8 million at September 30, 2009 and December 31, 2008, respectively. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining terms using the level yield method.

(2)

Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $0 and $100,000 at September 30, 2009 and December 31, 2008, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

Federal Home Loan Bank of Boston (“FHLB”) advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible investment securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. Investment securities currently maintained as collateral are all U.S. Agency

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

hybrid adjustable rate mortgage-backed securities. At September 30, 2009 and December 31, 2008, the Bank was in compliance with the FHLB collateral requirements. At September 30, 2009, the Company could immediately borrow an additional $298.9 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity of approximately $1.39 billion would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $94.9 million as of September 30, 2009, all of which was available on that date. Repurchase agreement lines of credit with three large broker-dealers totaled $100.0 million at September 30, 2009, with availability of $75.0 million. At September 30, 2009, all of the Company’s $1.88 billion outstanding FHLB advances were at fixed rates ranging from 1.82% to 8.17%. The weighted average rate for all FHLB advances at September 30, 2009 was 4.27%.

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

The following table presents the amount of net periodic pension cost for the three months ended September 30, 2009 and 2008.

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2009	2008	2009	2008	2009	2008

Service cost - benefits earned during the period	$809	$787	$112	$134	$55	$49
Interest cost on projected benefit obligation	1,430	1,363	194	177	89	93
Expected return on plan assets	(1,741)	(1,798)	-	-	-	-
Amortization:			-		-
Transition	-	-	-	-	13	13
Prior service cost	13	13	2	2	-	-
Loss (gain)	204	-	-	-	(43)	(20)

Net periodic benefit cost	$715	$365	$308	$313	$114	$135

The following table represents the amount of net periodic pension cost for the nine months ended September 30, 2009 and 2008.

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2009	2008	2009	2008	2009	2008

Service cost - benefits earned during the period	$2,426	$2,362	$338	$403	$164	$147
Interest cost on projected benefit obligation	4,291	4,089	583	530	268	279
Expected return on plan assets	(5,224)	(5,393)	-	-	-	-
Amortization:
Transition	-	-	-	-	39	39
Prior service cost	40	38	5	5	-	-
Loss (gain)	612	-	(1)	-	(129)	(60)

Net periodic benefit cost	$2,145	$1,096	$925	$938	$342	$405

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

At September 30, 2009, the loan had an outstanding balance of $98.1 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance,

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three and nine months ended September 30, 2009 was approximately $733,000 and $2.2 million respectively. For the three and nine months ended September 30, 2008, the ESOP compensation expense was approximately $848,000 and $2.4 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of September 30, 2009 were as follows:

Shares released for allocation	1,349,549
Unreleased shares	6,105,013

Total ESOP shares	7,454,562

Market value of unreleased shares at September 30, 2009 (in thousands)	$65,324

12.	Stock-Based Compensation

The Company provides compensation benefits to employees and non-employee directors under its 2005 Long-Term Compensation Plan (the “LTCP”) which was approved by shareholders. The Company accounts for stock-based compensation using the fair value recognition provisions of FASB ASC 718, Compensation - Stock Compensation. Pursuant to this guidance, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period or over the requisite service period for awards expected to vest.

The LTCP allows for the issuance of up to 11.4 million Options or Stock Appreciation Rights and up to 4.6 million Stock Awards or Performance Awards. During the nine months ended September 30, 2009, a mix of stock options, restricted stock and performance-based restricted shares were awarded to employees.

Option Awards

Options awarded to date are for a term of ten years and total approximately 9.5 million shares. Substantially all of these options were awarded on the original award date of June 17, 2005 and these 2005 option awards had the following vesting schedule: 40% vested at year-end 2005 and 20% vested at year-end 2006, 2007 and 2008, respectively. Subsequent awards have vesting periods of either three or four years. The Company assumed a 4.1% average forfeiture rate on options granted subsequent to June 17, 2005 as the majority of the options were awarded to senior level management. Compensation expense recorded on options for the three and nine months ended September 30, 2009 was $111,000 and $243,000, respectively, or after tax expense of approximately $72,000 and $157,000, respectively. Compensation expense for the three and nine months ended September 30, 2008 was $1.0 million and $3.2 million, respectively, or after tax expense of approximately $671,000 and $2.1 million, respectively, was recorded. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense in future periods.

Options to purchase 418,279 shares were granted to employees during the nine months ended September 30, 2009 and options to purchase 87,462 shares were granted during the nine months ended September 30, 2008. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $2.37 and $2.05 per share for the options which were granted in 2009 and 2008, respectively. The weighted-average related assumptions for the nine months ended September 30, 2009 and 2008 are presented in the following table.

	2009	2008

Risk-free interest rate	2.64%	2.91%
Expected dividend yield	2.15%	2.13%
Expected volatility	19.32%	16.29%
Expected life (years)	6.25 years	6.23 years

•	The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of the grant.
•	The dividend yield is calculated on the current dividend and strike price at the time of the grant.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

•	The expected volatility assumption is based on the Company’s stock price history, which for 2009 was 60 months and for 2008 was 48 months.
•	The expected life for options granted during the nine months ended September 30, 2009 and 2008 was determined by applying the simplified method as allowed by current accounting guidance.

A summary of option activity as of September 30, 2009 and changes during the period ended is presented below.

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,422,666	$14.40
Granted	418,279	13.00
Exercised	-	-
Forfeited/cancelled	(2,637)	13.93
Expired	(1,003,038)	14.39

Options outstanding at September 30, 2009	7,835,270	$14.32	6.01	$-

Options exercisable at September 30, 2009	7,226,756	$14.40	5.74	$-

The following table summarizes the nonvested options during the nine months ended September 30, 2009.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2009	247,494	$2.60
Granted	418,279	2.37
Vested	(54,622)	2.45
Forfeited / Cancelled	(2,637)	2.25

Nonvested at September 30, 2009	608,514	$2.46

Restricted Stock and Performance-Based Restricted Stock Awards

To date, approximately 3.7 million shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and these 2005 awards have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards have vesting schedules of three years, four years, or cliff vest after three years. During the nine months ended September 30, 2009, in addition to restricted stock awards, the Company also granted performance-based restricted awards. The vesting for these newly issued performance-based awards is conditional upon fulfillment of a market condition and on meeting a service period. Of the 191,491 shares of restricted stock awarded during the nine months ended September 30, 2009, 65,149 shares were performance-based.

Performance-based restricted stock shares were awarded to executive management and other key members of senior management. The actual number of performance shares to be earned will be based on performance criteria over a three-year performance period beginning May 29, 2009 and ending May 31, 2012. Performance shares vest based on total shareholder return (“TSR”) (defined as share price appreciation from the beginning of the performance period to the end of the performance period, plus the total dividends paid on the common stock during the period) for the group of banks and thrifts listed on the SNL Thrift Index versus the Company’s TSR (the “TSR Percentage”). The performance shares, if earned, will vest on May 31, 2012. A Monte Carlo simulation model was used to provide a grant date fair value for the performance-based shares. Expense for the performance-based awards is recognized over the service period similar to the recognition of the expense associated with the other restricted stock awards that only have a service condition.

Total restricted stock compensation expense for the three months ended September 30, 2009 and 2008 was approximately $1.6 million and $1.7 million or after tax expense of approximately $1.2 million and $1.1 million, respectively. For the nine months ended September 30, 2009 and 2008, compensation expense was $4.5 million and $5.3 million or after tax expense of approximately $3.4 million and $3.5 million was recorded. The Company anticipates that it will record expense of approximately $6.1 million, $6.3 million, $4.5 million and $407,000 in calendar years 2009 through 2012, respectively. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense recognized in future periods.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the nonvested restricted stock and performance-based restricted stock awards during the nine months ended September 30, 2009.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2009	1,656,933	$14.33
Granted	191,491	14.94
Vested	(487,208)	14.35
Forfeited / Cancelled	(165,699)	14.38

Nonvested at September 30, 2009	1,195,517	$14.42

13.	Income Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities and excess tax benefits related to stock awards. Deferred taxes charged to goodwill were in connection with prior acquisitions. The Company had a net deferred tax asset of $15.7 million and $30.3 million at September 30, 2009 and December 31, 2008, respectively. The decrease in the deferred tax asset was primarily due to changes in the unrealized gain on available for sale securities.

As of September 30, 2009 and December 31, 2008, the Company has a valuation allowance of $9.3 million and $9.0 million, respectively, against charitable contribution carryforwards that are expected to expire in 2009 unused. The increase in the valuation allowance for the nine months ended September 30, 2009 was $300,000. Management estimates that a total $400,000 increase in the valuation allowance is needed in 2009. As the increase in the valuation allowance results from changes in judgment concerning current year’s estimated income, the $400,000 increase is treated as an adjustment to the annual effective tax rate. Therefore management expects that the valuation allowance will increase by $100,000 over the remainder of the year.

As of September 30, 2009 and December 31, 2008, the Company has a valuation allowance of $1.1 million and $815,000, respectively, against capital loss carryforwards. Management estimates that a total $287,000 increase in the valuation allowance is needed in 2009. The increase in the valuation allowance that resulted from a current year loss item was $223,000. The increase is treated as an adjustment to the annual effective tax rate and therefore will be recognized ratably over the remainder of the year. The remainder of the increase, $64,000, relates to a change in estimate related to the prior year and is treated discretely in the third quarter.

The components of income tax expense are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2009	2008	2009	2008

Current tax expense
Federal	$9,877	$5,039	$21,202	$15,473
State	191	29	515	87

Total current	10,068	5,068	21,717	15,560

Deferred tax expense, net of valuation reserve
Federal	(2,152)	166	(1,912)	443
State	-	(277)	-	(277)

Total deferred	(2,152)	(111)	(1,912)	166

Total income tax expense	$7,916	$4,957	$19,805	$15,726

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The allocation of changes in net deferred tax assets involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2009	2008	2009	2008

Deferred tax asset allocated to:
Stockholders’ equity, tax effect of net unrealized gain on investment
securities available for sale, net of valuation allowance	$7,425	$(1,136)	$15,946	$(4,243)
Stockholders’ equity, tax impact of new split dollar life
insurance accounting pronouncement	-	(8)	-	(580)
Reclass as a result of adoption of new OTTI accounting pronouncement	-	-	578	-
Goodwill	-	(951)	-	(1,207)
Income	(2,152)	(111)	(1,912)	166

Total change in deferred tax assets, net	$5,273	$(2,206)	$14,612	$(5,864)

The Company accounts for uncertainty in income taxes in accordance with FASB ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

September 30,
(In thousands)	2009

Balance, beginning of period	$421
Additions for tax positions of current year	-
Additions for tax positions of prior year	9
Reductions for tax positions of prior year	(30)

Balance, end of period	$400

Included in the balance at September 30, 2009 are $400,000 of tax positions for which the ultimate deductibility is highly uncertain and for which the disallowance of the tax position would affect the annual effective tax rate. The Company anticipates that $140,000 of the unrecognized tax benefits will reverse in the next twelve months due to statute expirations. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2009, the Company has accrued approximately $71,000 in interest and penalties.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2005. In the third quarter of 2008, the IRS commenced an examination of the 2006 and 2007 tax years for Westbank. In the second quarter of 2009, the IRS commenced an examination of the 2006 and 2007 tax years for the Company. As of September 30, 2009, the IRS has not proposed any significant adjustments to Westbank’s or the Company’s tax returns for these tax years.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The table below summarizes the Company’s commitments and contingencies discussed above.

	September 30,	December 31,
(In thousands)	2009	2008

Loan origination commitments	$174,246	$108,948
Unadvanced portion of construction loans	94,584	82,525
Standby letters of credit	7,111	7,908
Unadvanced portion of lines of credit	601,208	608,043

Total commitments	$877,149	$807,424

Other Commitments

As of September 30, 2009 and December 31, 2008, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $1.5 million which constitutes the Company’s maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of NewAlliance Bancshares, Inc.

15.	Stockholders’ Equity

At September 30, 2009 and December 31, 2008, stockholders’ equity amounted to $1.43 billion and $1.38 billion, respectively, representing 16.7% and 16.6% of total assets, respectively. The Company paid cash dividends totaling $0.21 per share on common stock during the nine months ended September 30, 2009.

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

Treasury Shares
Share Repurchase Plan

On January 31, 2006, the Company’s Board of Directors authorized a repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 7.1 million shares of common stock at a weighted average price of $13.11 per share as of September 30, 2009. During 2009, approximately 313,200 shares were repurchased. There is no set expiration date for this repurchase plan.

Other

Upon vesting of shares under the Company’s benefit plans, plan participants may choose to have the Company withhold a number of shares necessary to satisfy tax withholding requirements. The withheld shares are classified as treasury shares by the Company. For the nine months ended September 30, 2009, approximately 106,500 shares were returned to the Company for this purpose.

Regulatory Capital

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At September 30, 2009, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table provides information on the capital ratios.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
September 30, 2009
Tier 1 Capital (to Average Assets)	$718,219	9.0%	$318,554	4.0%	$398,193	5.0%
Tier 1 Capital (to Risk Weighted Assets)	718,219	16.4	175,478	4.0	263,217	6.0
Total Capital (to Risk Weighted Assets)	770,029	17.6	350,956	8.0	438,694	10.0
December 31, 2008
Tier 1 Capital (to Average Assets)	$735,144	9.5%	$308,308	4.0%	$385,385	5.0%
Tier 1 Capital (to Risk Weighted Assets)	735,144	16.2	181,978	4.0	272,967	6.0
Total Capital (to Risk Weighted Assets)	785,055	17.3	363,955	8.0	454,944	10.0
NewAlliance Bancshares, Inc.
September 30, 2009
Tier 1 Capital (to Average Assets)	$875,114	11.0%	$318,958	4.0%	$398,697	5.0%
Tier 1 Capital (to Risk Weighted Assets)	875,114	19.9	175,863	4.0	263,794	6.0
Total Capital (to Risk Weighted Assets)	926,834	21.1	351,726	8.0	439,657	10.0
December 31, 2008
Tier 1 Capital (to Average Assets)	$853,628	11.1%	$308,873	4.0%	$386,091	5.0%
Tier 1 Capital (to Risk Weighted Assets)	853,628	18.7	182,537	4.0	273,806	6.0
Total Capital (to Risk Weighted Assets)	903,539	19.8	365,075	8.0	456,343	10.0

16.	Other Comprehensive Income

The following table presents the components of other comprehensive income and the related tax effects for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2009	2008	2009	2008

Net income	$12,620	$10,936	$34,318	$35,652
Other comprehensive income, before tax
Unrealized gains on securities
Unrealized holding gains (losses), arising during the period	23,233	(4,054)	54,680	(12,345)
Reclassification adjustment for (gains) losses, included in net income	(2,029)	215	(5,513)	(1,010)
Non-credit unrealized loss on other-than-temporarily impaired debt securities	-	-	(1,896)	-

Other comprehensive income (loss), before tax	21,204	(3,839)	47,271	(13,355)
Income tax (expense) benefit, net of valuation allowance	(7,425)	1,136	(16,524)	4,243

Other comprehensive income (loss), net of tax	13,779	(2,703)	30,747	(9,112)

Comprehensive income	$26,399	$8,233	$65,065	$26,540

17.	Earnings Per Share

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2009	2008	2009	2008

Net income	$12,620	$10,936	$34,318	$35,652
Average common shares outstanding for basic EPS	99,507	98,989	99,292	99,803
Effect of dilutive stock options and unvested stock awards	63	157	6	53

Average common and common-equivalent shares for dilutive EPS	99,570	99,146	99,298	99,856
Net income per common share:
Basic	$0.13	$0.11	$0.35	$0.36
Diluted	0.13	0.11	0.35	0.36

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

•
Other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards and FDIC initiatives, may adversely affect the businesses in which NewAlliance is engaged;

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

30

•	Financial Condition and Management of Market and Interest Rate Risk — an overview of financial condition and market and interest rate risk.

Our Business

General

By assets, NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.54 billion and stockholders’ equity of $1.43 billion at September 30, 2009. Its business philosophy is to operate as a community bank with local decision-making authority. NewAlliance delivers financial services to individuals, families and businesses throughout Connecticut and Western Massachusetts through its 87 banking offices, 104 ATMs and internet website (www.newalliancebank.com). NewAlliance common stock is traded on the New York Stock Exchange under the symbol “NAL”.

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

Our Objectives

NewAlliance seeks to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Increase core deposit relationships with a focus on checking and savings accounts;
•	Build high quality, profitable loan portfolios using organic, purchase and acquisition strategies;
•	Increase the non-interest income component of total revenues through development of banking-related fee income and growth in wealth management services;
•	Grow through a disciplined acquisition strategy, supplemented by de-novo branching and new business lines;
•	Improve operating efficiencies;
•	Utilize technology to enhance superior customer service and products; and
•	Maintain a rigorous risk identification and management process.

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

Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities. Some judgments are subjective and involve estimates and assumptions about matters that are inherently uncertain. In determining the valuation allowance, we use forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, tax planning opportunities and other relevant considerations. Management believes that the accounting estimate related to the valuation allowance is a critical accounting estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance.

The reserve for tax contingencies contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various tax positions. The effective income tax rate is also affected by changes in tax law, entry into new tax jurisdictions, the level of earnings and the results of tax audits.

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

Goodwill and Identifiable Intangible Assets

We evaluate goodwill and identifiable intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value of the goodwill or identifiable intangible assets may be impaired. We complete our impairment evaluation by performing internal valuation analyses based on discounted cash flow modeling techniques, considering publicly available market information and using an independent valuation firm, as appropriate. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies.

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

Other-Than-Temporary Impairment of Investments

We conduct a periodic review of our investment securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. For equity securities, if such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is reported within non-interest income in the consolidated statement of income. For debt securities, if such decline is deemed other-than-temporary, the investment is written down for the portion of the impairment related to the estimated credit loss within non-interest income and the non-credit related impairment is recognized in other comprehensive income unless required to sell or there is intent to sell, in which case the entire loss would be recorded within non-interest income. Factors considered by management include, but are not limited to: not having the intent or need to sell the investment for a period of time sufficient to allow for the anticipated recovery in market value, percentage and length of time which an issue is below book value, credit deterioration of the investment such as the financial condition and near-term prospects of the issuer including their ability to meet contractual obligations in a timely manner and whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions. Adverse changes in management’s assessment of the factors used to determine that a security was not other-than-temporarily impaired could lead to additional impairment charges.

A complete discussion of critical accounting estimates can be found in the Company’s most recent Annual Report on Form 10-K (fiscal year ended December 31, 2008).

Recent Accounting Changes

We have adopted the following new accounting pronouncements and authoritative guidance during 2009. Except as indicated, the adoption of the following pronouncements did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). The objective of SFAS No. 168 is to replace SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and to establish the FASB Accounting Standards CodificationTM (“Codification” or “FASB ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The Codification supersedes all previous level (a) through (d) GAAP, aside from non-codified FASB statements and guidance issued by the Securities and Exchange Commission (“SEC”). The Codification did not change GAAP, but rather reorganized it into approximately 90 accounting topics within a consistent structure to simplify user access. Contents in each of these accounting topics are further organized by subtopic, section and paragraph. Changes to the Codification are in the form of Accounting Standards Updates issued by the FASB. An Accounting Standards Update is not authoritative; rather, it is a document that communicates the specific amendments that change the Codification and provides background information about the guidance, including the basis for conclusions on changes made to the Codification. The adoption of SFAS No. 168 and the Codification did not have a material impact on the Company’s consolidated financial statements but changed the referencing system for accounting standards from the legacy GAAP citations to codification topic numbers.

In June 2009, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2009-01, Topic 105, Generally Accepted Accounting Principles. This ASU amends the Codification for the issuance of SFAS No. 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the statement. SFAS No. 168 is summarized above.

The following pronouncements provide citations to the applicable Codification, as appropriate.

FASB ASC 820-10, Effective date of Fair Value Measurements and Disclosures. This guidance requires disclosure of nonfinancial assets and liabilities in accordance with FASB ASC 820, Fair Value Measurements and Disclosures.

FASB ASC 815-10, Disclosures about Derivative Instruments and Hedging Activities. This guidance changes the disclosure requirements regarding derivative instruments and hedging activities in accordance with FASB ASC 815-10-65.

FASB ASC 350-30, Determination of the Useful Life of Intangible Assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350, Intangibles – Goodwill and Other.

FASB ASC 805, Business Combinations. This guidance became effective on January 1, 2009 and applies prospectively to any future business combinations. It is expected to have a significant effect on the Company’s consolidated financial statements, when a business combination occurs.

FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This guidance provides additional clarification for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements.

FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments. This guidance makes the accounting for other-than-temporary impairments more operational and improves the presentation of other-than-temporary impairments in the financial statements. The adoption of this pronouncement resulted in a $1.0 million, net of tax, cumulative effect adjustment increasing retained earnings and decreasing accumulated other comprehensive income.

FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. This guidance requires disclosures about the fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.

FASB ASC 855-10, Subsequent Events. This guidance establishes general standards of accounting for and the disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

Operating Results

Executive Overview

The current economic crisis, which began in the latter half of 2007 and is expected to continue throughout 2009, has been one of the most difficult financial and economic episodes in modern history. During the past 18 to 24 months, there have been many government initiatives instituted to help stem the crisis and get the economy turned around including the Emergency Economic Stabilization Act (“EESA”), the Financial Stability Plan and the American Recovery and Reinvestment Act. While these initiatives have objectives related to restoring confidence in the banking system and overall market place and stimulating the economy, to date they have had mixed results. Although the economy has been stabilized from its free fall, it is still operating in a recessionary environment as stress on consumers remains high due to elevated and rising unemployment rates, rising mortgage delinquencies and home foreclosures and credit remaining tight. In the second quarter, the Federal Deposit Insurance Company (“FDIC”) imposed an emergency special assessment on all FDIC insured banks that would assist the FDIC in their efforts to increase the Deposit Insurance Fund. As a result of this special assessment, the Company recorded approximately $4.0 million in additional deposit insurance expense for the three months ended June 30, 2009. Total FDIC assessment expense for the nine months ended September 30, 2009, including the special assessment, was $8.7 million. The FDIC has further proposed to require insured banks to prepay their quarterly assessments through December 31, 2012 on December 30, 2009 based on its current liquidity needs projections. Also, a proposal was released by the Obama Administration which includes sweeping financial regulatory reforms designed to ensure stability in the financial markets which will likely impact our regulatory burden if passed into law. Consequently, the operating environment remains very challenging.

The Company reported earnings of $12.6 million, or $0.13 per diluted share, for the third quarter of 2009 compared to $10.9 million or $0.11 per diluted share for the third quarter of 2008. For the nine months ended September 30, 2009 and 2008 reported earnings were $34.3 million, or $0.35 per diluted share, and $35.7 million, or $0.36 per diluted share, respectively. The quarter and year-to-date results were both positively impacted by the improvement in net interest income and non-interest income offset by higher loan loss provisions, FDIC insurance expense and income taxes.

In the third quarter, we experienced further growth in core deposits bolstered by continued customer confidence and new product offerings. Core deposits increased $87.1 million since June 30, 2009 and $760.7 million since December 31, 2008. The shift away from higher cost time deposits and the increase in core deposits has had the effect of both significantly lowering our cost of funds and providing ample liquidity to fund loan originations and to reduce our borrowings.

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

Residential mortgage loan originations have also remained very strong thus far in 2009. The decrease in conforming mortgage interest rates caused by government purchases of mortgage securities, a reduced number of competitors who have the ability and liquidity to retain or sell mortgage loans and enhanced sales efforts by the Bank were catalysts for the surge of mortgage originations we experienced through September 30, 2009. In the third quarter, mortgage rates increased slightly causing a dip in originations, however, they were still strong. With ample liquidity, capital and access to the secondary mortgage market, we were able to increase our market share and post mortgage originations of approximately $807.0 million in the first three quarters of 2009. Of these originations, approximately $403.0 million were fixed rate mortgages with terms of 15 years or more and were originated for sale. Total mortgage origination activity and loan sale income was $1.3 million and $428,000 for the three months ended September 30, 2009 and 2008, respectively and for the 2009 and 2008 year-to-date periods, income was $4.8 million and $1.3 million, respectively. The current year income of $4.8 million includes approximately $300,000 in unrealized fair value gains related to loan commitments and mortgage loans held for sale. We anticipate originations will trend downward throughout the year, but still be running higher than prior year activity.

Net interest income has increased from 2008, both on a quarter and year-to-date basis, primarily due to significant reductions in our cost of funds. For the three months ended September 30, 2009, interest expense decreased $10.5 million, or 20.5%, from the comparative quarter and the average rate paid on interest-bearing liabilities decreased 76 basis points. The nine month period experienced similar year-over-year declines in interest expense and the average rate paid on interest-bearing liabilities of 16.9% and 68 basis points, respectively. We expect the cost of our interest-bearing liabilities to continue to decline throughout the year.

For the three and nine months ended September 30, 2009, the net interest margin expanded to 2.71% and 2.63%, respectively, from 2.63% and 2.62% for the three and nine months ended September 30, 2008, respectively. The reduction in the cost of funds outpaced the decline in the average yield on interest-earning assets resulting in positive growth in the margin.

Asset quality and prudent lending practices are major strengths of our institution, however like many financial institutions, we have experienced higher levels of delinquencies, net charge-offs and nonperforming loans compared to historical levels. In the third quarter, however, delinquencies and nonperforming loans stabilized slightly and were down from the second quarter. In response to risks inherent in its loan portfolio, the Company recorded a loan loss provision of $5.4 million for the quarter ended September 30, 2009 and $14.5 million for the nine months ended September 30, 2009.

Throughout the economic downturn, the Company’s asset quality has remained solid and a cornerstone of our success. For the three months ended September 30, 2009, net charge-offs were $5.2 million, or on an annualized basis, 0.43% of average loans compared to net charge-offs of $2.8 million recorded during the third quarter of 2008. For the nine months ended September 30, 2009 and 2008, net charge-offs were $12.7 million and $4.2 million, respectively. Nonperforming loans at September 30, 2009 increased 28.1% to $49.1 million since December 31, 2008 and as a percentage of total loans are 1.02% compared to 0.77% at year end. While the increase in nonperforming loans is higher than prior periods, the low absolute level of nonperforming loans the Company has previously recorded causes even modest increases in nonperforming loans to result in a large percentage change. The bulk of the increase in nonperforming loans is attributable to residential real estate resulting from economic and financial pressures. We continue to be proactive in our efforts to address credit quality and expect that, combined with our stringent underwriting standards, it will remain manageable in future periods.

The Company remains “well capitalized” by regulatory standards with a Tier 1 leverage ratio of 10.97%, compared to the regulatory “well capitalized” benchmark of 5.0%. Our capital level has remained strong throughout this economic crisis without Federal assistance. Therefore, the Company did not apply for funds from the Troubled Asset Relief Program (“TARP”). One of our challenges is to continuously search for the best use for our capital that will grow the franchise and enhance shareholder value. The Company has completed six acquisitions since 2004, the most recent being in the first quarter of 2007. While the volatility over the past 18 - 24 months has not been conducive to widespread acquisition activity, we feel that there are opportunities in the current environment on which we may be able to capitalize as a result of our flexibility and capital strength. Key tactics include leveraging consumers’ “flight to safety” to capture market share, de-novo branching, acquiring banks that provide earnings accretion, including FDIC assisted acquisitions of troubled banks and seizing opportunities to purchase regional bank branch divestitures.

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

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except share data)	2009	2008	2009	2008

Condensed Income Statement
Interest and dividend income	$92,268	$99,042	$281,104	$300,436
Interest expense	40,506	50,983	131,422	158,123

Net interest income before provision for loan losses	51,762	48,059	149,682	142,313
Provision for loan losses	5,433	4,200	14,533	9,600

Net interest income after provision for loan losses	46,329	43,859	135,149	132,713
Non-interest income	16,449	13,405	46,003	43,591
Operating expenses	42,238	41,272	127,002	124,749
Merger related charges	4	99	27	177

Income before income taxes	20,536	15,893	54,123	51,378
Income tax provision	7,916	4,957	19,805	15,726

Net income	$12,620	$10,936	$34,318	$35,652

Weighted average shares outstanding
Basic	99,506,517	98,988,777	99,292,067	99,802,810
Diluted	99,569,908	99,145,940	99,298,399	99,855,692
Earnings per share
Basic	$0.13	$0.11	$0.35	$0.36
Diluted	0.13	0.11	0.35	0.36

Financial Ratios
Return on average assets (1)	0.59%	0.53%	0.54%	0.58%
Return on average equity (1)	3.57	3.13	3.27	3.37
Net interest margin (1)	2.71	2.63	2.63	2.62
Dividend payout ratio	53.85	63.64	60.00	56.94
Average equity to average assets ratio	16.57	16.96	16.51	17.22

Non-GAAP Ratios
Efficiency ratio (2)	63.61	66.90	66.30	67.58
Tangible common equity ratio (3)	10.82	10.75	10.82	10.75

Per share data
Book value per share	$13.39	$13.08	$13.39	$13.08
Tangible book value per share	8.09	7.72	8.09	7.72

(1)	Annualized.
(2)	The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, to the sum of net interest income and non-interest income, excluding security and limited partnership net gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to investors in evaluating Company performance.
(3)	The tangible common equity ratio excludes goodwill and identifiable intangible assets. This ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to investors in evaluating Company performance.

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

Table 2: Average Balance Sheets for the Three Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,

	2009			2008

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,462,668	$31,983	5.19%	$2,562,448	$35,202	5.50%
Commercial real estate	1,212,759	17,791	5.87	1,194,106	18,273	6.12
Commercial business	437,842	5,419	4.95	471,555	7,021	5.96
Consumer	737,405	8,517	4.62	719,016	9,718	5.41

Total loans	4,850,674	63,710	5.25	4,947,125	70,214	5.68
Fed funds sold and other short-term investments	87,864	63	0.29	79,171	494	2.50
Federal Home Loan Bank of Boston stock	120,821	-	-	120,821	911	3.02
Securities	2,579,856	28,495	4.42	2,176,072	27,423	5.04

Total securities, short-term investments
and federal home loan bank stock	2,788,541	28,558	4.10	2,376,064	28,828	4.85

Total interest-earning assets	7,639,215	$92,268	4.83%	7,323,189	$99,042	5.41%
Non-interest earning assets	899,599			921,916

Total assets	$8,538,814			$8,245,105

Interest-bearing liabilities
Deposits
Money Markets	$621,017	$2,419	1.56%	$383,234	$1,913	2.00%
NOW	366,770	280	0.31	359,033	288	0.32
Savings	1,878,458	5,701	1.21	1,348,578	7,742	2.30
Time	1,512,703	10,530	2.78	1,769,126	14,667	3.32

Total interest-bearing deposits	4,378,948	18,930	1.73	3,859,971	24,610	2.55
Repurchase agreements	127,307	375	1.18	179,350	1,045	2.33
FHLB advances and other borrowings	1,988,712	21,201	4.26	2,243,820	25,328	4.52

Total interest-bearing liabilities	6,494,967	40,506	2.49%	6,283,141	50,983	3.25%
Non-interest-bearing demand deposits	532,792			494,104
Other non-interest-bearing liabilities	96,367			69,233

Total liabilities	7,124,126			6,846,478
Equity	1,414,688			1,398,627

Total liabilities and equity	$8,538,814			$8,245,105

Net interest-earning assets	$1,144,248			$1,040,048

Net interest income		$51,762			$48,059

Interest rate spread			2.34%			2.16%
Net interest margin (net interest income
as a percentage of total interest-earning assets			2.71%			2.63%
Ratio of total interest-earning assets
to total interest-bearing liabilitites			117.62%			116.55%

37

Table 3: Average Balance Sheets for the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended

	September 30, 2009			September 30, 2008

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,522,403	$100,358	5.30%	$2,485,609	$102,992	5.52%
Commercial real estate	1,213,877	52,855	5.81	1,198,238	55,450	6.17
Commercial business	443,564	16,658	5.01	462,889	21,205	6.11
Consumer	739,600	25,821	4.65	702,436	29,551	5.61

Total loans	4,919,444	195,692	5.30	4,849,172	209,198	5.75
Fed funds sold and other short-term investments	93,336	342	0.49	45,740	969	2.82
Federal Home Loan Bank of Boston stock	120,821	-	-	118,369	3,766	4.24
Investment securities	2,456,203	85,070	4.62	2,232,525	86,503	5.17

Total securities, short-term investments
and federal home loan bank stock	2,670,360	85,412	4.26	2,396,634	91,238	5.08

Total interest-earning assets	7,589,804	$281,104	4.94%	7,245,806	$300,436	5.53%
Non-interest earning assets	889,869			936,922

Total assets	$8,479,673			$8,182,728

Interest-bearing liabilities
Deposits
Money Markets	$515,048	$6,500	1.68%	$444,882	$7,442	2.23%
NOW	360,717	777	0.29	375,545	1,083	0.38
Savings	1,729,690	19,125	1.47	1,195,774	20,946	2.34
Time	1,617,893	36,646	3.02	1,792,976	49,942	3.71

Total interest-bearing deposits	4,223,348	63,048	1.99	3,809,177	79,413	2.78
Repurchase agreements	142,383	1,302	1.22	182,670	3,113	2.27
FHLB advances and other borrowings	2,109,595	67,072	4.24	2,229,373	75,597	4.52

Total interest-bearing liabilities	6,475,326	131,422	2.71%	6,221,220	158,123	3.39%
Non-interest-bearing demand deposits	510,864			478,817
Other non-interest-bearing liabilities	93,788			73,398

Total liabilities	7,079,978			6,773,435
Equity	1,399,695			1,409,293

Total liabilities and equity	$8,479,673			$8,182,728

Net interest-earning assets	$1,114,478			$1,024,586

Net interest income		$149,682			$142,313

Interest rate spread			2.24%			2.14%
Net interest margin (net interest income
as a percentage of total interest-earning assets			2.63%			2.62%
Ratio of total interest-earning assets
to total interest-bearing liabilitites			117.21%			116.47%

38

Table 4: Rate/Volume Analysis

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	Compared to			Compared to
	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$(1,879)	$(1,340)	$(3,219)	$(4,142)	$1,508	$(2,634)
Commercial real estate	(764)	282	(482)	(3,311)	716	(2,595)
Commercial business	(1,125)	(477)	(1,602)	(3,692)	(855)	(4,547)
Consumer	(1,445)	244	(1,201)	(5,230)	1,500	(3,730)

Total loans	(5,213)	(1,291)	(6,504)	(16,375)	2,869	(13,506)
Fed funds sold and other short-term investments	(480)	49	(431)	(1,170)	543	(627)
Federal Home Loan Bank of Boston stock	(911)	-	(911)	(3,842)	76	(3,766)
Securities	(3,639)	4,711	1,072	(9,653)	8,220	(1,433)

Total securities, short-term investments
and federal home loan bank stock	(5,030)	4,760	(270)	(14,665)	8,839	(5,826)

Total interest-earning assets	$(10,243)	$3,469	$(6,774)	$(31,040)	$11,708	$(19,332)

Interest-bearing liabilities
Deposits
Money market	$(488)	$994	$506	$(2,003)	$1,061	$(942)
NOW	(14)	6	(8)	(264)	(42)	(306)
Savings	(4,432)	2,391	(2,041)	(9,286)	7,465	(1,821)
Time	(2,173)	(1,964)	(4,137)	(8,732)	(4,564)	(13,296)

Total interest bearing deposits	(7,107)	1,427	(5,680)	(20,285)	3,920	(16,365)
Repurchase agreements	(422)	(248)	(670)	(1,227)	(584)	(1,811)
FHLB advances and other borrowings	(1,354)	(2,773)	(4,127)	(4,581)	(3,944)	(8,525)

Total interest-bearing liabilities	$(8,883)	$(1,594)	$(10,477)	$(26,093)	$(608)	$(26,701)

Increase in net interest income	$(1,360)	$5,063	$3,703	$(4,947)	$12,316	$7,369

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

As shown in Table 2, net interest income for the quarter ended September 30, 2009 was $51.8 million, an increase of $3.7 million from September 30, 2008. The increase was due to a 76 basis point reduction on the average rate paid on interest-bearing liabilities. The product mix shift from maturing higher cost time deposits and borrowings to lower cost core deposits resulted in a favorable funding mix. The earning assets that repriced or originated at reduced rates from a year ago, were counterbalanced by the reduction in our funding costs which resulted in an increase in the net interest margin of 8 basis points to 2.71% compared to 2.63% for the three months ended September 30, 2008.

Net interest income for the nine months ended September 30, 2009 was $149.7 million, as shown in Table 3, an increase of $7.4 million, compared to the same period in 2008. These increases were due to: a) average balances of interest-earning assets outpacing the growth in interest-bearing liabilities by approximately $89.9 million; b) the repricing or maturing of interest-bearing liabilities outpacing interest-earning assets, thereby allowing us to reduce our cost of funds at a faster pace and c) the shift in the mix of interest-bearing liabilities from higher cost time deposits and borrowings to core deposits which reduced the cost of funds by 68 basis points. As discussed more fully below, given the loss of the Federal Home Loan Bank of Boston (“FHLB”) dividend and the reduction in the yields of interest-earning assets, the net interest margin increased one basis point to 2.63% for the current year-to-date period ended September 30, 2009 as compared to 2008.

As a voluntary member of the FHLB, the Company is required to invest in stock of the FHLB in an amount based partly upon its outstanding advances from the FHLB. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. At its discretion, the FHLB may also declare dividends on its stock. No dividends have been received for the three and nine month periods ended September 30, 2009 compared to dividends of $911,000 and $3.8 million for the three and nine months ended September 30, 2008.

On February 26, 2009, the FHLB advised its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and extended the moratorium on excess stock purchases, primarily due to other-than-temporary impairment charges on its private-label mortgage-backed securities investments. The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. In a letter to member banks on August 12, 2009, the FHLB announced the filing of its quarterly report to the SEC and disclosed that they were able to recapture approximately $350.0 million of capital upon the adoption of the new OTTI guidance in the second quarter, however, certain investments in their portfolio remain vulnerable to the potential volatility in the housing and capital markets, which could result in additional losses. They also stated that, to protect their capital base and to build retained earnings, their moratorium on excess stock repurchases and the quarterly dividend payout suspension remains in place at this time. Therefore, dividends from the FHLB for the remainder of 2009 are unlikely.

Comparison of Quarter-to-Date September 2009 and September 2008
Interest and dividend income decreased $6.7 million to $92.3 million at September 30, 2009 compared to $99.0 million at September 30, 2008 comprising of a decrease of $10.2 million due to rate, offset by a $3.5 million increase due to volume. The decline in rate was primarily due to a) newly originated loans and adjustable or variable rate loans that were reset at reduced rates due to the rate cuts imposed by the Federal Reserve Bank (“FRB”) throughout 2008, b) the absence of a quarterly dividend from the FHLB and c) a decline in the average yield in the investment securities portfolio due to a decline in market interest rates resulting from the current economic conditions. Loan yields have also been negatively impacted to a lesser extent by the increase in nonperforming loans. Investment growth helped to mitigate the effect of the rate decline on interest income as the average balance increase of $403.8 million accounted for approximately $4.8 million of the increase to interest income. Due to the growth in core deposits the Company has expanded the securities portfolio primarily with purchases of adjustable rate mortgage-backed securities. The average balance of the loan portfolio fell $96.5 million for the period. Given the economic and market conditions that have beset the industry over the last year, there have been fewer commercial originations that meet our underwriting criteria and although residential mortgage originations have been relatively strong, approximately half were originated at fixed rates and sold in the secondary market.

The cost of funds for the quarter ended September 30, 2009 decreased $10.5 million, or 20.5% to $40.5 million, compared to $51.0 million for the same period a year ago. The Company’s continued strategy during this period was to bring down deposit costs and focus on the growth of core interest and non-interest-bearing deposits. The result has been a decrease of $5.7 million in deposit interest expense due to changes in the mix of deposits with net average balance growth of $557.7 million and a decrease of 82 basis points on the average rate paid. This decrease in deposit interest expense was primarily in time deposits, which decreased $4.1 million due to the declines in the average balances and average rate paid of $256.4 million and 54 basis points, respectively. Through targeted marketing campaigns and migration from maturing time deposits as they repriced at reduced rates, the Company has been able to grow core deposit average balances by a total of $814.1 million. The main driver of core deposit growth has been savings accounts with an average balance increase of $529.9 million and, additionally, when combined with the decline in the average rate paid of 109 basis points, interest expense actually decreased by $2.0 million.

A further benefit of the core deposit growth has been a substantial reduction in and reliance on borrowings from the FHLB. FHLB advances and other borrowing costs decreased $4.1 million due to the decline in the average balance and the average rate paid on FHLB advances of $255.1 million and 26 basis points, respectively. The Company was able to replace maturing advances with new advances at substantially lower rates or to payoff maturing advances.

Comparison of Year-to-Date September 2009 and September 2008
Interest and dividend income decreased $19.3 million to $281.1 million for the nine months ended September 30, 2009 compared to $300.4 million at September 30, 2008 and comprised of a decrease of $31.0 million due to rate, partially offset by a $11.7 million increase due to volume. The decline in rate was primarily due to the decline in loan and investment yields due to lower market interest rates and the loss of three quarterly dividends from the FHLB. Loan and investment growth helped to relieve some of the interest rate pressure as the Company, with ready liquidity, increased the average balance of earning assets by $344.0 million.

The cost of funds for the nine months ended September 30, 2009 decreased $26.7 million to $131.4 million, compared to $158.1 million for the same period a year ago primarily resulting from the Company’s diligence in bringing deposit costs down while continuing to increase core deposits. As shown in table 4, deposit costs were reduced by $20.3 million due to a decrease in the average rate paid of 79 basis points, partially offset by an increase of $3.9 million due to the increase in the average balances of $414.2 million. This $16.4 million net decrease in deposit interest costs has been achieved concurrently with growth in all core deposits of $621.3 million. Supported by the growth in deposits, the Company has been able to pay down higher cost borrowings as they mature or replace them with new advances at substantially lower rates and reduce its overall reliance on borrowings.

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses. Management recorded a provision for loan losses of $5.4 million for the three months ended September 30, 2009. The primary factors that influenced management’s decision to record this provision were continuing trends in delinquencies, net charge-offs of $5.2 million for the quarter and to support estimated credit losses embedded in the portfolio. A provision for loan losses of $4.2 million was recorded for the three months ended September 30, 2008, based on growth in the portfolio, the level of net charge-offs, and nonperforming loans at that time.

For the nine months ended September 30, 2009, the provision for loan losses was $14.5 million as compared to $9.6 million for the same period a year ago. The year-to-date provision relates to net charge-offs of $12.7 million and increases in nonperforming loans of $10.8 million, primarily in the residential and commercial business portfolios due to the current economic conditions. Partially offsetting the year-to-date increase in the nonperforming loans was a decrease in nonperforming construction loans to commercial developers of residential condominiums which have declined due to negotiated sales, borrower paydowns and charge-offs. Future provisions for loan losses may be deemed necessary if economic conditions do not improve or continue to deteriorate. Further details about nonperforming loans can be found in the “Asset Quality” and “Allowance for Loan Losses” sections beginning on page 48.

At September 30, 2009, the allowance for loan losses was $51.7 million, which represented 1.08% of total loans and 105.36% of nonperforming loans. This compared to the allowance for loan losses of $49.9 million at December 31, 2008 which represented 1.01% of total loans and 130.21% of nonperforming loans.

Table 5: Non-Interest Income
	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

(Dollars in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Depositor service charges	$7,270	$7,052	$218	3%	$20,175	$20,393	$(218)	(1	) %
Loan and servicing income, net	322	325	(3)	(1)	498	971	(473)	(49)
Trust fees	1,569	1,635	(66)	(4)	4,219	4,984	(765)	(15)
Investment management, brokerage & insurance fees	1,700	1,872	(172)	(9)	5,514	6,248	(734)	(12)
Bank owned life insurance	882	1,164	(282)	(24)	2,652	3,984	(1,332)	(33)
Net gain on securities	2,029	(215)	2,244	(1,044)	5,513	1,010	4,503	446
Mortgage origination activity & loan sale income	1,268	428	840	196	4,768	1,341	3,427	256
Other	1,409	1,144	265	23	2,664	4,660	(1,996)	(43)

Total non-interest income	$16,449	$13,405	$3,044	23%	$46,003	$43,591	$2,412	6%

Non-Interest Income

Comparison of Quarter-to-Date September 2009 and September 2008
As displayed in Table 5, non-interest income increased $3.0 million to $16.4 million for the three months ended September 30, 2009 from the prior year period. The main drivers of the increase were depositor service charges, net gain on securities, mortgage origination activity and loan sale income and other income. These increases were partially offset by a decrease in BOLI income.

•
Depositor service charges increased due to overdraft fee income and checking account service charges. Growth in this type of fee related income has resulted from profit improvement initiatives to expand core banking fee income and are also due in part to the growth in core deposits.

•
Net gain on securities increased due to the prior year impairment charges related to an investment in a trust preferred equity security in a regional bank and two preferred equity securities issued by Freddie Mac and Lehman Brothers. Net gains recorded in the current year period primarily relate to gains on the sale of mortgage-backed securities. These securities were sold at a premium and were sold in order to reduce prepayment risk.

•
Mortgage origination activity and loan sale income increased $840,000 due to a greater number of mortgage loans originated for sale and sold in the secondary market during the quarter and the effect of originations that were in the pipeline at September 30, 2009 under commitments to be sold. The increased origination activity has been driven by the low interest rate environment and the continued dislocation in the credit markets which has reduced the number of competitors in the short term.

41

•	Other income increased due to a larger net gain on investments in limited partnerships recorded during the current year quarter as compared to the net gain recorded in the prior year period.

•	BOLI income decreased due to a decline in the average yield earned as a result of current market interest rates.

Comparison of Year-to-Date September 2009 and September 2008
As displayed in Table 5, non-interest income increased $2.4 million to $46.0 million for the nine months ended September 30, 2009 from the prior year period. The increase was attributable to net gain on securities and increased mortgage origination activity and loan sale income. These increases were partially offset by declines in loan and servicing income, trust fees, investment management, brokerage and insurance fees, BOLI and other income.

•
Net gain on securities increased due to the gains recorded on the sale of mortgage-backed securities. These securities were sold at a premium and were sold in order to reduce prepayment risk, to reduce high price premium risk and to fund the pay-off of maturing FHLB advances. The increase in the net gain on securities is also due to the prior year impairment charges as outlined in the quarterly discussion above. Partially offsetting the net gain on the sale of investments was an other-than-temporary impairment recorded against the Company’s investment in an adjustable rate mortgage mutual fund in the second quarter.

•
Trust fees declined primarily due to a decrease in the year-to-date average assets under management. The assets under management declined primarily as a result of the decline in the market value of the assets, which caused the reduction in the amount of management fees earned. Assets under management have begun to rebound in the most recent quarter evidenced by the recent market improvement.

•	Investment management, brokerage and insurance fees declined due to prevailing depressed market conditions and the ongoing lack of consumer confidence in longer-term investment choices.

•
Loan and servicing income declined due primarily to a write-down of $475,000 in the first quarter of 2009 of the Bank’s mortgage servicing asset and fewer commercial real estate prepayment fees. The decline in interest rates caused prepayment speeds to accelerate, thereby reducing the value of the servicing asset.

•
Other income decreased due to: a) net loss of $375,000 recorded on limited partnerships during 2009 due to the decline in the fair-value of the underlying investments compared to a net gain in the prior year of $625,000, b) a decrease in amounts earned on the outstanding balances of bank checks processed by a third-party vendor due to the decline in market interest rates and c) the prior year receipt of approximately $500,000 from the partial redemption of the Company’s stake in Visa Inc., following Visa’s initial public offering.

•	The reasons for the decreases in BOLI income and the increase in mortgage origination and loan sale income from a year ago were due to the same reasons as outlined in the quarterly discussion above.

Table 6: Non-Interest Expense
	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

(Dollars in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Salaries and employee benefits	$22,443	$22,354	$89	0%	$65,281	$68,978	$(3,697)	(5	) %
Occupancy	4,287	4,415	(128)	(3)	13,686	13,629	57	0
Furniture and fixtures	1,419	1,624	(205)	(13)	4,348	4,964	(616)	(12)
Outside services	4,779	5,047	(268)	(5)	14,584	13,791	793	6
Advertising, public relations, and sponsorships	1,932	1,667	265	16	4,202	5,412	(1,210)	(22)
Amortization of identifiable intangible assets	2,122	2,364	(242)	(10)	6,379	7,092	(713)	(10)
Merger related charges	4	99	(95)	(96)	27	177	(150)	(85)
FDIC insurance premiums	1,880	178	1,702	956	8,717	544	8,173	1,502
Other	3,376	3,623	(247)	(7)	9,805	10,339	(534)	(5)

Total non-interest expense	$42,242	$41,371	$871	2%	$127,029	$124,926	$2,103	2%

42

Non-Interest Expense

Comparison of Quarter-to-Date September 2009 and September 2008
As displayed in Table 6, non-interest expense increased $871,000 to $42.2 million for the three months ended September 30, 2009 from $41.4 million for the same period a year ago. The main driver of the increase was FDIC insurance premiums expense and advertising, public relations, and sponsorships. This increase was partially offset by decreases in outside services, amortization of identifiable intangible assets and other expense.

•
FDIC insurance premium expense increased $1.7 million from the third quarter of last year due to: a) a nine basis point increase in the assessment rate bringing the rate to fourteen basis points and b) the exhaustion of the Company’s one-time credit established by the Federal Deposit Insurance Reform Act of 2005 in the first quarter of 2009. FDIC insurance expense may continue to be volatile as the FDIC is in the process of determining how to best handle its liquidity needs. Instead of imposing any additional special assessments, the FDIC has issued a proposed rulemaking that would require institutions to prepay their regular risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 by December 30, 2009.

•
Advertising, public relations and sponsorships increased primarily due to additional expenses related to various media advertising and bonus campaigns to promote an array of business and consumer products.

•
Amortization of identifiable intangible assets decreased due to less amortization on core deposit intangibles from using the accelerated method of accounting whereas there was more amortization expense in 2008 compared to 2009.

•
Outside services and other expenses decreased due to declines in operational expenditures such as data processing, audit fees, telephone, and outside printing costs. These decreases are mainly due to timing as we expect these expenses to increase in the fourth quarter.

Comparison of Year-to-Date September 2009 and September 2008
As displayed in Table 6, non-interest expense increased $2.1 million to $127.0 million for the nine months ended September 30, 2009 from $124.9 million for the same period a year ago. The main drivers of the increase were FDIC insurance premiums and outside services. These increases were partially offset by decreased salaries and employee benefits, furniture and fixtures, amortization of identifiable intangible assets and advertising, public relations and sponsorships. In the second quarter of 2009 the FDIC imposed a special assessment on all FDIC insured banks that would assist them in their efforts to increase the Deposit Insurance Fund. The Bank recorded expense of approximately $4.0 million related to the special assessment. Without the special assessment total non-interest expense would have been $123.1 million, a decrease of $1.9 million from the prior year.

•
Outside services increased primarily due to consulting costs associated with a performance optimization project undertaken in the second half of 2008 and continuing into 2009 to improve the overall effectiveness and revenue performance of the Company, consulting costs for strategic planning initiatives and mortgage consulting costs.

•
Salaries and employee benefits decreased as a result of reduced stock option expense as the majority of options granted to date became fully vested on December 31, 2008 and a decrease in restricted stock expense due to the retirement of executive officers in 2009 and 2008. Additionally, salary expense decreased due to a prior year severance payment for an executive who is no longer with the Company. These decreases were partially offset by increased bonus accruals, current year severance payments and an increase in pension plan expense due to the decline in the value of the pension assets and changes in assumptions for 2009. Resulting from the retirement of an executive officer, the Company expects to record additional benefit expense for the Supplemental Executive Retirement Plan (“SERP”) of approximately $1.2 million in the fourth quarter of 2009.

•
Furniture and fixture expense decreased primarily due to a decline in depreciation expenses for various hardware and software that have been fully depreciated, i.e. branch and corporate telephone and computer systems.

•
Advertising, public relations and sponsorships declined primarily due to a reduction in expenses related to various media advertising and bonus campaigns to promote free savings and home equity products. As exemplified in the quarter, advertising has picked up and we expect this trend to continue through the end of the year due to planned media campaigns.

•	The increase in FDIC insurance premiums of $8.2 million is due to the special one-time assessment of $4.0 in the second quarter of 2009 as well as the reasons outlined in the quarterly discussion.

43

•	The decrease in amortization of intangible assets is due to the same reason as described in the quarterly discussion.

Income Tax Provision
For the three months ended September 30, 2009 and 2008, income tax expense was $7.9 million and $5.0 million and the effective tax rate for these periods was 38.5% and 31.2%, respectively. The increase in the effective tax rate for the three months ended September 30, 2009 as compared to the 2008 period was primarily due to an increase, in 2009, of estimated nondeductible excess remuneration pursuant to Internal Revenue Code 162(m) and the reduction, in 2009, of favorable permanent differences, including bank owned life insurance income and the dividends received deduction.

For the nine months ended September 30, 2009 and 2008, income tax expense was $19.8 million and $15.7 million and the effective tax rate for these periods was 36.6% and 30.6%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2009 as compared to the 2008 period was primarily due to the reduction of $924,000 of unrecognized tax benefits for tax positions of prior years in the first quarter of 2008 upon settlement of an IRS audit, an increase, in 2009, of estimated non-deductible excess remuneration pursuant to Internal Revenue Code 162(m) and the reduction, in 2009, of favorable permanent differences, including bank owned life insurance income and the dividends received deduction. The effective tax rate for the year ended December 31, 2009 is expected to be 36.59%

Financial Condition

Financial Condition Summary
From December 31, 2008 to September 30, 2009, total assets and total liabilities increased $241.2 million and $195.0 million, respectively, due mainly to increases in investments and deposits, partially offset by decreases in loans and borrowings. Stockholders’ equity increased $46.3 million.

Investment Securities
The following table presents the amortized cost and fair value of investment securities at September 30, 2009 and December 31, 2008.

Table 7: Investment Securities
	September 30, 2009		December 31, 2008

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$596	$597	$596	$597
U.S. Government sponsored enterprise obligations	193,515	196,191	228,844	233,349
Corporate obligations	8,149	8,449	8,178	7,946
Other bonds and obligations	16,329	14,798	17,654	15,449
Auction rate certificates	27,800	24,987	28,000	23,479
Marketable equity securities	8,560	8,760	19,039	19,134
Trust preferred equity securities	49,328	32,087	47,708	31,265
Private label mortgage-backed securities	25,871	22,810	33,027	25,136
Mortgage-backed securities	2,013,355	2,082,581	1,543,403	1,572,207

Total available for sale	2,343,503	2,391,260	1,926,449	1,928,562

Held to maturity
Mortgage-backed securities	252,118	264,921	299,222	308,016
Other bonds	10,985	11,279	10,560	10,746

Total held to maturity	263,103	276,200	309,782	318,762

Total securities	$2,606,606	$2,667,460	$2,236,231	$2,247,324

At September 30, 2009, the Company had total investments of $2.65 billion, or 31.1%, of total assets. The increase of $416.0 million, from $2.24 billion at December 31, 2008 was primarily the result of purchasing mortgage-backed securities. The Company’s increase in the investment portfolio was funded primarily by the growth in deposits and loan principal repayments. While the Company prefers lending as the primary use of its excess cash flows, the investment portfolio serves a secondary role in generating revenue while managing interest-rate risk and liquidity.

The available for sale and held to maturity securities portfolios are primarily composed of mortgage-backed securities. At September 30, 2009, mortgage-backed securities comprised 87.1% and 95.8% of the total available for sale and held to maturity securities portfolios, respectively, the majority of which are issued by Federal National Mortgage Association (“FNMA”) or (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“FHLMC”) or (“Freddie Mac”). The duration of the mortgage-backed securities portfolio was 1.38 years at September 30, 2009 compared to 1.55 years at December 31, 2008.

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

FASB guidance for the accounting of Investments - Debt and Equity Securities, requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of September 30, 2009, $2.39 billion, or 90.1% of the portfolio, was classified as available for sale and $263.1 million of the portfolio was classified as held to maturity. Securities available for sale are carried at estimated fair value. Additional information about fair value measurements can be found in Note 3 of the Notes to Unaudited Consolidated Financial Statements.

During the second quarter new other-than-temporary impairment (“OTTI”) guidance, FASB ASC 320-10, was adopted and, for debt securities, requires that credit related OTTI be recognized in earnings while non-credit related OTTI be recognized in other comprehensive income (“OCI”) unless there is intent to sell or are required to sell. The new guidance also requires that previously recorded impairment charges that do not relate to a credit loss be reclassified from retained earnings to accumulated other comprehensive income (“AOCI”). During the quarter ended June 30, 2009, the Company reclassified the non-credit related portion of a previously recorded OTTI loss and recorded a current OTTI loss in accordance with this new guidance, both of which are described below.

A credit related OTTI loss in the amount of $626,000 was recorded against the Company’s position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities. During the second quarter, the fund experienced its first realized loss on a mortgage investment and management determined that the dollar amount of securities carrying a rating of CCC or lower had increased since the prior quarter end. This decrease in the credit quality of the securities coupled with the loss recognized by the fund, resulted in management’s determination that the fund was other-than-temporarily impaired. The non-credit related OTTI was $1.9 million and was recognized in OCI. During the third quarter, the fund’s market to book ratio improved and the fund continues to pay a monthly dividend. As of September 30, 2009, the fund has a current book value of $8.3 million and is not expected to be sold and management has determined that there are no additional OTTI charges that need to be recognized in the quarter ended September 30, 2009.

During 2008, one of the “individual name” trust preferred securities was deemed to be other-than-temporarily impaired and a charge of $1.6 million was recorded in the third quarter. Upon the adoption of the OTTI guidance discussed above, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased AOCI by $1.6 million, or $1.0 million, net of tax. Additionally, the amortized cost for this security increased by $1.6 million as the entire impairment charge recorded in 2008 was non-credit related. At September 30, 2009, this security had an amortized cost of $4.7 million and an unrealized loss of $1.4 million.

The net unrealized gain on securities classified as available for sale as of September 30, 2009 was $47.8 million compared to an unrealized gain of $2.1 million as of December 31, 2008. The appreciation in the market value of securities available for sale was primarily due to the increase in the fair value of mortgage-backed securities and the unrealized gains on the mortgage backed securities purchased during the year, partially offset by gains on securities sold. The net unrealized gain on the available for sale investment portfolio that is primarily within the mortgage-backed securities is partially offset by unrealized losses on trust preferred equity securities and privately issued mortgage-backed securities. The changes in unrealized gains and losses on the investment portfolio are primarily due to credit spreads, liquidity and fluctuations in market interest rates during the period.

The net unrealized gain on mortgage-backed securities is primarily from agency mortgage-backed securities issued by FNMA and FHLMC, partially offset by unrealized losses on mortgage-backed securities issued by private institutions primarily due to widening in non-agency mortgage spreads. During the quarter, the negative mark to market pressure improved slightly due to a tightening of credit spreads. In addition to the changes in market interest rates, the unrealized gain on agency mortgage-backed securities are also due in part to programs initiated by the Federal Reserve to purchase the direct obligations of housing-related GSE’s, Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, and mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The goal of these purchases has been to drive down long-term fixed mortgage rates to stimulate the housing market as spreads on GSE debt and on GSE-issued mortgages had widened as compared to benchmark treasury and London Interbank Offered Rate (“LIBOR”) rates that have declined. In September, the Federal Open Market Committee announced that the FRB will purchase a total of $1.25 trillion of agency mortgage-backed securities and up to $200 billion of agency debt, to support mortgage lending and the housing markets and to improve the overall conditions in private credit markets. Mortgage spreads tightened dramatically to the LIBOR curve over the quarter ended September 30, 2009 and mortgage spreads also tightened to the treasury curve.

The unrealized loss on mortgage-backed securities issued by private institutions is primarily concentrated in one BBB rated private-label mortgage-backed security which is substantially paid down, well seasoned and of an earlier vintage that has not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. None of the securities are backed by subprime mortgage loans and none have suffered losses. One security was downgraded to BBB during the quarter and the remaining securities are rated AAA. All are still paying principal and interest and are expected to continue to pay their contractual cash flows. Management’s review of the above factors and issuer specific data concluded that these private-label mortgage-backed securities are not other-than-temporarily impaired.

The unrealized losses on other bonds and obligations primarily relates to the noncredit-related OTTI loss on a position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products. Although the fund has experienced declines in credit ratings it was not due to customer redemptions or forced selling of the investments. The fund recorded its first loss which factored into management’s determination that the fund was other-than-temporarily impaired. As discussed above, a credit related OTTI loss of $626,000 was recorded through earnings in the second quarter of 2009. The fund carries a market value to book value ratio of 79.35% - a slight increase from June 30, 2009, has a weighted average underlying investment credit rating of A+ and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities and has therefore concluded that the fund experienced no further OTTI in the quarter ended September 30, 2009.

The unrealized losses on auction rate certificates relate to certificates issued by an investment banking firm and are pools of government-guaranteed student loans that are issued by state student loan departments. In the first half of 2008, the auction process for auction rate certificates began to freeze resulting from the problems in the credit markets. These securities are currently rated AAA and are still paying their contractual cash flows and are expected to continue to pay their contractual cash flows. Management has therefore concluded that no other-than-temporary impairment exists as of September 30, 2009. In 2008, the underwriter entered into a settlement agreement with several state regulatory agencies, whereby they have agreed to repurchase these certificates from both their retail and institutional customers at par. The institutional buy-back of these securities is scheduled on or around June 30, 2010.

Trust preferred securities are comprised of two pooled trust preferreds with an amortized cost of $6.7 million which are both rated BB. The remaining $42.6 million are comprised of twelve “individual names” issues with the following ratings: $6.0 million rated A+ to A-, $14.5 million rated BBB+ to BBB and $22.1 million rated B to BB+. The unrealized losses reported for trust preferred equity securities relate to the financial and liquidity stresses in the fixed income market and not to any credit impairment of the issuers as the present value of cash flows expected to be collected is not less than the securities amortized cost basis. Although the ratings on some issues have been reduced since December 31, 2008, all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferreds and the “individual names” trust preferred equity securities is completed quarterly. This review included an analysis of collateral reports, stress default levels and financial ratios of the underlying issuers and management concluded that there was no other-than-temporary impairment at the end of the period.

Management has performed a review of all investments with unrealized losses and determined that no other investments had credit related other-than-temporary impairment. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of these securities within the time necessary to recover the unrealized losses which may be until maturity. The Company does not own or plan on investing in securities backed by subprime mortgage collateral.

Lending Activities
The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, home equity loans and lines of credit and other consumer loans. Table 8 displays the balances of the Company’s loan portfolio as of September 30, 2009 and December 31, 2008.

Table 8: Loan Portfolio

	September 30, 2009		December 31, 2008

		Percent of		Percent of
(Dollars in thousands)	Amount	Total		Total

Residential real estate	$2,413,181	50.2%	$2,524,638	50.9%
Residential real estate construction	11,781	0.3	21,380	0.4

Total residential real estate	2,424,962	50.5	2,546,018	51.3

Commercial real estate	1,081,016	22.4	1,077,200	21.7
Commercial real estate construction	141,964	3.0	143,610	2.9

Total commercial real estate	1,222,980	25.4	1,220,810	24.6
Commercial business	422,814	8.8	458,952	9.2
Home equity and equity lines of credit	717,632	14.9	714,444	14.4
Other consumer	17,319	0.4	22,561	0.5

Total loans	$4,805,707	100.0%	$4,962,785	100.0%

As shown in Table 8, gross loans were $4.81 billion, down $157.1 million, at September 30, 2009 from year-end 2008. The Company experienced a decrease in most loan categories due to higher levels of residential mortgage prepayments offsetting originations and reduced business loan demand.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of September 30, 2009, comprising 50.5% of total loans. The decrease of $121.1 million from December 31, 2008 was primarily due to prepayments outweighing new originations for portfolio during the year attributable to the decline in interest rates to historically low levels and customers refinancing to lock-in fixed rate mortgages. Although the Company had significant originations of both adjustable and fixed rate mortgages of $806.6 million during the year, approximately $403.8 million was originated for portfolio and the remainder was sold in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 15 years or more. During the third quarter of 2009, the Company began to retain in its portfolio 30 year jumbo fixed rate residential mortgage originations. The Company anticipates that mortgage activity will continue to be robust while interest rates remain low, but not at the levels experienced in the first half of the year. The residential real estate loan portfolio has a weighted average FICO score of 749 and a current estimated weighted loan to value ratio of 60%. Included in residential real estate is a purchased portfolio, which is made up of prime loans individually re-underwritten by the Company to our underwriting criteria, and includes adjustable-rate and 10 and 15 year fixed-rate residential real estate loans with property locations throughout the United States with no significant exposure in any particular state. At September 30, 2009 the Company’s purchased portfolio had an outstanding balance of approximately $546.0 million with the largest concentration in our footprint of Connecticut and Massachusetts at 17.6%, followed by California and New York, which each make up approximately 13.5%.

Commercial real estate loans and commercial business loans decreased $34.0 million, primarily in commercial loans. In general, loan growth has slowed due to current economic conditions and elevated levels of stress on businesses. Additionally, we are finding fewer opportunities in the short term that meet our underwriting and credit quality standards. Therefore, our originations have been dominated by financing requests from current customers and less from new customers. The commercial construction portfolio of $142.0 million includes approximately $34.2 million of loans to commercial borrowers for residential housing development, $12.9 million of which are for condominium projects. The decrease in commercial construction is due to a decrease in residential housing development loans through a negotiated settlement, paydowns and further charge-offs on nonperforming condominium projects, partly offset by originations of commercial to permanent construction loans. The commercial loan portfolios continue to have increased delinquencies and nonperforming loans in 2009, partially offset by declines in the construction portfolio. See the “Asset Quality” and “Allowance for Loan Losses” sections following this discussion for further information concerning charge-offs and the loan loss allowance. Although the Company’s commercial portfolios have declined, our long term strategy continues to be that of building a larger percentage of the Company’s assets in commercial loans including real estate and other business loans, such as asset-based lending. We remain an active commercial lender and will continue promoting strong business development efforts to obtain new business banking relationships, while maintaining strong credit quality and profitability. We believe that our status as a healthy regional community bank focused on relationship banking bodes well for us to retain customers and to be a source for new businesses shifting away from larger banks in search of more personalized lending services.

Home equity loans and lines of credit increased $3.2 million from December 31, 2008 to September 30, 2009. These products were promoted by the Company through competitive pricing and marketing campaigns as the Company is committed to growing this loan segment while maintaining credit quality as an alternative to first mortgage loans. The weighted average FICO score and current estimated weighted combined loan to value ratio for home equity loans and lines of credit is 748 and 65%, respectively. Loan growth has been from organic originations in the Company’s market area, none of which is subprime.

Higher-Risk Loans

The loan portfolio segments that we consider to have the highest risk are construction loans to commercial developers for residential development and a small segment of our residential real estate loans. The Company has a carrying value of $34.2 million of commercial construction loans for residential development. All of these loans are collateralized and carry a reserve allocation of approximately $5.3 million. This segment has total delinquencies of $2.7 million, all of which are in the over 90 day category.

Within the residential portfolio, management uses two main early warning techniques to more closely monitor credit deterioration. The Company uses a matrix to identify where the concentration of outstanding loans fall in the risk continuum. This matrix is constructed using estimated current loan-to-value ranges (current balance LTV adjusted for estimated appreciation or depreciation in the appraised value) and the latest available FICO score ranges (rescored quarterly). The Company considers loans with an estimated current loan-to-value ratio above 80% and a FICO score less than 620 to be higher-risk. Once identified, the higher-risk loans are then reviewed by the Special Assets department to determine what, if any, action should be taken to mitigate possible loss exposure. At September 30, 2009, higher-risk loans comprised approximately $39.0 million, or 1.7% of the residential real estate portfolio. The Company also tracks loans that have a FICO score that has declined 20 points or more and are below 660. As of September 30, 2009 loans meeting this criteria represent approximately $47.0 million, or 2% of the residential portfolio.

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

As displayed in Table 9, nonperforming assets at September 30, 2009 increased to $51.8 million compared to $40.4 million at December 31, 2008. The increase is primarily due to loans secured by residential one-to-four family loans and commercial business loans, partially offset by a decline in construction loans.

The increase in nonperforming residential loans of $14.0 million was due to current economic conditions including factors such as the rise in unemployment rates reaching a twenty-six year high and the declines in the median sales price of residential homes. There are 132 loans in the residential nonperforming category totaling $26.7 million, representing 1.10% of the total residential portfolio. The Company routinely updates FICO scores and LTV ratios and continues to originate loans with superior credit characteristics. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans. Included in nonperforming residential loans are approximately $3.5 million in restructured loans which have been modified from their original contractual terms.

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

The increase in nonperforming commercial business loans was primarily due to the general deterioration of economic conditions that have led to the inability of some businesses to properly service their debt.

The decline in nonperforming commercial construction loans relates to condominium projects within the residential housing development segment primarily due to charge-offs recorded against a number of relationships of $3.1 million, note sales and paydowns. As of September 30, 2009, the construction to permanent segment of commercial construction loans had no delinquencies, nonaccruals, impairment or adversely classified loans.

If current economic and real estate market conditions persist or deteriorate further, there will be added stress on our loan portfolios. The Company believes, however, that its historical practice of prudent underwriting, the relatively modest size of its residential construction portfolio and strong average FICO scores combined with low weighted average loan to value ratios associated with its residential portfolio are significant advantages in keeping asset quality manageable. Nonperforming loans as a percent of total loans outstanding at September 30, 2009 were 1.02%, compared to 0.77% at December 31, 2008.

Table 9: Nonperforming Assets

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Nonaccruing loans (1)
Real estate loans
Residential (one- to four- family)	$26,654	$12,634
Commercial real estate loans	6,993	8,201
Commercial construction	2,721	10,234

Total real estate loans	36,368	31,069
Commercial business	10,693	5,863
Consumer loans
Home equity and equity lines of credit	2,008	1,304
Other consumer	22	95

Total consumer loans	2,030	1,399

Total nonaccruing loans	49,091	38,331
Other real estate owned	2,702	2,023

Total nonperforming assets	$51,793	$40,354

Total nonperforming loans as a percentage of total loans (2)	1.02%	0.77%
Total nonperforming assets as a percentage of total assets	0.61	0.49
Troubled debt restructured loans included in nonaccruing loans above	$3,466	$-

(1)
Nonaccrual loans include all loans 90 days or more past due, restructured loans and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

(2)	Total loans are stated at their principal amounts outstanding, net of deferred fees and fair value adjustments on acquired loans.

Allowance for Loan Losses

Deteriorating market conditions have been affecting loan portfolios since the latter part of 2007. As displayed in Table 10 below, the Company recorded net charge-offs of $5.2 million, during the three months ended September 30, 2009, compared to net charge-offs of $2.8 million for the three months ended September 30, 2008. Net charge-offs of $957,000, $1.0 million, $2.9 million and $456,000 were recorded against the residential, commercial construction, commercial business and consumer portfolios, respectively. The majority of the charge-offs in the residential category were adjustments based on current appraisals which continue to show the depression in home values while persisting adverse economic and housing pressures are affecting charge-off levels in the commercial construction and commercial business portfolios. As a result of the net charge-offs, nonaccrual and delinquent loans and adversely classified loan indicators, a provision for loan losses of $5.4 million was recorded for the three months ended September 30, 2009 compared to $4.2 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, net charge-offs were $12.7 million and $4.2 million and the provision for loan losses was $14.5 million and $9.6 million, respectively.

The Company has a loan loss allowance of $51.7 million, or 1.08% of total loans as compared to a loan loss allowance of $49.9 million, or 1.01% of total loans at December 31, 2008. Management believes that the allowance for loan losses is adequate and directionally consistent with asset quality and delinquency indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. To achieve this best estimate, numerous factors are evaluated and applied to the allowance for loan loss calculation. Management continues to assess loss factors based on recent economic events and incorporates that into the calculation, including the appropriate timeframe to consider for loss history.

The allowance for loan losses to nonperforming loans ratio at September 30, 2009 was 105.36% compared to 130.21% at December 31, 2008 and 140.52% at September 30, 2008. This ratio has declined because growth in the allowance is not proportional to growth in nonperforming loans due to 1) classification of nonperforming loans is a backward looking indicator, often loans with credit weaknesses are identified and allocated higher levels of reserves if appropriate before becoming nonperforming, 2) the majority of the Company’s nonperforming loans are secured by real estate collateral and while the entire loan is classified as nonperforming, only the amount of estimated losses would have been captured in the allowance for loan losses, 3) the growth in nonperforming loans this year was concentrated in residential real estate loans in which the loss in event of default is traditionally low, 4) certain nonperforming loans have already been partially charged-off to the expected net realizable value and 5) a portion of the allowance is to cover losses established under FASB ASC 450,Contingencies, for performing loans. Performing loans have not grown at the same rate as nonperforming loans. The Company employs a formal quarterly process to assess the adequacy of the Company’s allowance for loan losses. The process is designed to adequately capture inherent losses in the loan portfolio.

Table 10: Schedule of Allowance for Loan Losses

	As or For the Three Months		As or For the Nine Months
	Ended September 30,		Ended September 30,

(Dollars in thousands)	2009	2008	2009	2008

Balance at beginning of period	$51,502	$47,798	$49,911	$43,813
Provision for loan losses	5,433	4,200	14,533	9,600
Charge-offs
Residential real estate loans	960	83	2,449	234
Commercial real estate loans	392	827	2,389	827
Commercial construction loans	1,010	1,431	3,055	2,431
Commercial business loans	3,166	468	5,317	1,143
Consumer loans	490	496	903	847

Total charge-offs	6,018	3,305	14,113	5,482

Recoveries
Residential real estate loans	3	255	140	262
Commercial real estate loans	538	-	538	23
Commercial construction loans	-	-	-	-
Commercial business loans	228	186	519	849
Consumer loans	34	41	192	110

Total recoveries	803	482	1,389	1,244

Net charge-offs	5,215	2,823	12,724	4,238

Balance at end of period	$51,720	$49,175	$51,720	$49,175

Net charge-offs to average loans (annualized)	0.43%	0.23%	0.34%	0.12%
Allowance for loan losses to total loans	1.08	0.99	1.08	0.99
Allowance for loan losses to nonperforming loans	105.36	140.52	105.36	140.52
Net charge-offs to allowance for loan losses	10.08	5.74	24.60	8.62
Total recoveries to total charge-offs	13.34	14.58	9.84	22.69

Loans held for Sale

Loans held for sale were $14.7 million at September 30, 2009, an increase of $9.3 million from December 31, 2008. The Company currently sells the majority of its originated fixed rate residential real estate loans with terms of 15 years or more. During the third quarter of 2009, the Company allocated an initial pool of $50.0 million for the retention of 30 year jumbo fixed rate residential mortgage originations in its portfolio. The increase is due to a greater number of fixed rate residential mortgage loan originations attributable to the historically low level of interest rates and the continued dislocation in the credit markets which reduced the number of competitors in the short term. These factors, combined with the Company’s adequate liquidity and capital allowed us to increase our market share. During the year, the Company funded approximately $402.9 million in mortgage loans originated for sale. The Company originates both fixed-rate mortgage loans and small business loans (“SBA”) for sale in the secondary market.

Goodwill and Identifiable Intangible Assets

At September 30, 2009, the Company had intangible assets of $564.6 million, a decrease of $6.4 million, from $571.0 million at December 31, 2008. The decrease is due to year-to-date amortization expense for core deposit and customer relationships.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value, an impairment charge is recorded to income.

Goodwill is not amortized, but instead is reviewed for impairment on an annual basis and more frequently if circumstances exist that indicates a possible reduction in the fair value of the business below its carrying value. The Company engaged an external third party to assist with the annual test for goodwill impairment during the first quarter of 2009. The analysis performed evaluated the fair value of the reporting unit using a combination of four valuation methodologies including; the Public Market Peers approach, the Comparable Transactions approach, the Control Premium approach and a Discounted Cash Flow approach. Based on the analysis, the Company concluded an impairment charge was not deemed necessary. Given the economic climate and the Company’s market capitalization, management reviewed a number of events that could potentially trigger the requirement to perform an interim goodwill impairment analysis. The review consisted of an analysis of potential triggering events, including, but not limited to: a) a significant adverse change in legal factors or in the business climate, b) an adverse action or assessment by a regulator, c) unanticipated competition, d) cash flow or operating losses, e) long-term outlooks for specific industries and f) market capitalization of the company below its book value. The fact that the market capitalization of the Company was below its book value at September 30, 2009 was outweighed by the lack of other triggering events and management concluded that no events or circumstances have occurred through September 30, 2009 which indicate that the carrying value of the Company’s goodwill may be impaired.

Sources of Funds

Cash flows from deposits, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, borrowings and earnings are the primary sources of the Company’s funds available for use in its lending and investment activities and in meeting its operational needs. While scheduled loan and securities repayments are a relatively stable source of funds, deposit flows and loan and investment security prepayments are influenced by prevailing interest rates and local and economic conditions and are inherently uncertain. See Note 10 of Notes to Unaudited Consolidated Financial Statements contained elsewhere within this Report for borrowings information.

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

Deposits

The Company receives retail and commercial deposits through its main office and 86 other banking offices throughout Connecticut (75 locations) and Massachusetts (12 locations). Customers can also access their accounts through ATMs, internet banking and telephone banking. Customer deposits generated through the NewAlliance banking network are the largest source of funds used to support asset growth.

Table 11: Deposits
	September 30,	December 31,
(In thousands)	2009	2008

Savings	$1,841,605	$1,463,341
Money market	696,464	346,522
NOW	367,627	368,730
Demand	528,614	494,978
Time	1,540,025	1,774,259

Total deposits	$4,974,335	$4,447,830

As displayed in Table 11, deposits increased $526.5 million compared to December 31, 2008. The Company’s strategy has been to increase core deposits and reduce rates paid on interest bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. Through well-designed product offerings, the Company has been able to grow core deposits by $760.7 million, particularly through the Company’s free savings product. The Bank has also been focused on growing core deposits by launching the products, “Essential Checking and Essential Savings” in the beginning of the year, which encompasses an interest-bearing checking, a competitively priced savings account and a cash rewards debit card. Money market deposits have shown significant increases and have grown approximately $350.0 million from year end due to the premium money market product which offers competitive pricing with a tiered rate structure. The Company has executed several programs, including telephone and direct mail campaigns to retain valued, higher-balance deposit accounts through the cross-sell strategy of offering our “best” banking product – Premium Alliance Checking and its companion accounts – Premium Savings and Premium Money Market. Also positively impacting money market deposit balances was the transfer of approximately $45.0 million of the Bank’s Trust customer funds, awaiting investment or distribution, from institutional money market funds and into a money market account within the Bank. Partially offsetting the growth in core deposits was a decrease in time deposit accounts of approximately $234.2 million, as the Company repriced maturing CD’s at reduced rates causing retention of time deposits to drop. However, the Company was able to retain some of the attrition in time deposit accounts through the free savings, premium money market and essential products that offer competitive interest rates.

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

The following table summaries the Company’s recorded borrowings at September 30, 2009.

Table 12: Borrowings
	September 30,	December 31,
(In thousands)	2009	2008

FHLB advances (1)	$1,885,389	$2,190,914
Repurchase agreements	133,802	159,530
Mortgage loans payable	1,204	1,317
Junior subordinated debentures issued to affiliated trusts (2)	21,135	24,735

Total borrowings	$2,041,530	$2,376,496

(1)	Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $3.7 million and $5.8 million at September 30, 2009 and December 31, 2008, respectively. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining terms using the level yield method.

(2)	Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $0 and $100,000 at September 30, 2009 and December 31, 2008, respectively. The trusts were organized to facilitate the issuance of "trust preferred" securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

Borrowings were $2.04 billion at September 30, 2009, a decrease of $335.0 million from the balance recorded at December 31, 2008, and were mainly in FHLB advances. The decrease in FHLB advances was primarily due to principal paydowns and maturing advances, partially offset by new advances at reduced rates. Due to the growth in core deposits, the Company has not initiated any advances with the FHLB since the first quarter of 2009. As a result, the Company was able to lessen its reliance on borrowings from the FHLB by utilizing excess customer deposits to originate loans, invest in securities and meet other liquidity needs, while managing interest rate risk. At September 30, 2009, all of the Company’s outstanding FHLB advances were at fixed rates ranging from 1.82% to 8.17%.

Stockholders’ Equity

Total stockholders’ equity equaled $1.43 billion at September 30, 2009, an increase of $46.3 million compared to $1.38 billion at December 31, 2008. The increase was primarily due to year to date earnings of $34.3 million and an increase in the fair market value of available for sale investment securities of $30.7 million, net of tax. The increase in equity was partially offset by $21.1 million for the payment of cash dividends declared on our common stock during the nine months ended September 30, 2009. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below.

Dividends declared for the year to date period ended September 30, 2009 were $0.21 per share compared to $0.205 per share for the same period last year. On October 27, 2009, we declared a $0.07 per share cash dividend payable on November 17, 2009 to shareholders of record on November 6, 2009. This will be the Company’s 22nd consecutive quarterly dividend payment. Book value per share amounted to $13.39 and $12.90 at September 30, 2009 and December 31, 2008, respectively, and tangible book value amounted to $8.09 and $7.57 at the same dates, respectively.

Management Of Market And Interest Rate Risk

General

Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company has no foreign currency or commodity price risk. Credit risk related to investment securities is mitigated as the majority has implied government guarantees. There is no direct subprime mortgage exposure in the investment portfolio. The chief market risk factor affecting financial condition and operating results is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from adverse movements in interest rates and spreads. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates. The Asset/Liability Committee, comprised of numerous senior executives, is responsible for managing interest rate risk. On a quarterly basis, the Board of Directors reviews the Company’s gap position and interest rate sensitivity exposure described below and Asset/Liability Committee minutes detailing the Company’s activities and strategies, the effect of those strategies on the

Company’s operating results, interest rate risk position and the effect changes in interest rates would have on the Company’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

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

Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 2009, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was positive $149.1 million, or positive 1.75% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the yield curve as of September 30, 2009 was utilized. This yield curve was utilized due to the recent excessive volatility in the rate markets as well as due to the comments from various Federal Reserve Bank officials that interest rates would likely remain flat for an extended period. As of September 30, 2009, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve-month period as compared to the forecasted net interest income in the base case scenario are as follows:

Percentage change in
estimated net interest income
over twelve months

100 basis point upward shock in interest rates	2.73%

25 basis point downward shock in interest rates	-0.97%

As of September 30, 2009, a downward rate shock of 25 basis points was a realistic representation of the risk of falling rates as the Federal Reserve has reduced the overnight lending rate target to a range between 0.00% and 0.25%. For an increase in rates, an upward rate shock of 100 basis points is also a relevant representation of potential risk given the possibility of the economy rebounding in the first half of next year due to the reductions in the federal funds rate, the government stimulus package and the expansion of the Federal Reserve Bank’s balance sheet.

Based on the scenarios above, net interest income would increase slightly in the 12-month period after an upward movement in rates, and would decrease slightly after a downward movement in rates. Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which non-

maturity deposits react to changes in market rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on time deposits and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

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

The Company has used borrowings from the Federal Home Loan Bank of Boston to fund loan growth while managing interest rate risk and liquidity; however during 2009 the Company was able to reduce its reliance on the FHLB due to the growth in core deposits and thus have not initiated borrowings since March 2009. At September 30, 2009, total borrowings from the Federal Home Loan Bank amounted to $1.88 billion, exclusive of $3.7 million in purchase accounting adjustments, and the Company had the immediate capacity to increase that total to $2.20 billion. Additional borrowing capacity of approximately $1.39 billion would be readily available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At September 30, 2009 the Company’s repurchase agreement lines of credit with three large broker dealers totaled $100.0 million, $75.0 million of which was available on that date. Agreement terms vary based on the collateral submitted.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At September 30, 2009, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $340.0 million, or 4.0% of total assets.

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

At September 30, 2009, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $877.1 million. Commitments generally have fixed expiration dates or other termination clauses, therefore, total commitment amounts do not necessarily represent future cash requirements. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits maturing within one year from September 30, 2009 amount to $1.15 billion.

At September 30, 2009, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $875.1 million, or 11.0%, which is above the threshold level of $398.7 million, or 5.0% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 19.9% and the Total risk-based capital ratio stood at 21.1%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $718.2 million, or 9.0% of average assets, which is above the required level of $319.0 million or 4.0%. The Tier 1 risk-based capital ratio was 16.4% and the Total risk-based capital ratio was 17.6%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Management of Market and Interest Rate Risk” on pages 52 through 54.

Item 4. Controls and Procedures

The Company’s management, including our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) or Rule 15(d)-15(e) under the Exchange Act) as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the third quarter 2009.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

If the goodwill that the Company has recorded in connection with its acquisitions becomes impaired, it would have a negative impact on the Company’s profitability.

Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At September 30, 2009, the Company had approximately $527.2 million of goodwill on its balance sheet. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on NewAlliance’s financial condition and results of operations.

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

NewAlliance, primarily through NewAlliance Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. For example, currently pending in Congress are separate bills that would (1) create a Consumer Financial Protection Agency; and (2) impose stringent rules on banks charging overdraft fees. Other initiatives would dramatically alter the current structure for the regulation of banks. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While NewAlliance has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. located in the Company’s most recent Annual Report on Form 10-K for further information.

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

Unpredictable catastrophic events could have a material adverse effect on NewAlliance Bank.

The occurrence of catastrophic events such as hurricanes, pandemic disease (including the H1N1 virus), windstorms, floods, severe winter weather or other catastrophes could adversely affect NewAlliance’s business and, in turn, its financial condition or results of operations. This may result in a significant number of employees that are unavailable to perform critical operating functions at either their regular worksite or the disaster recovery worksite. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by NewAlliance Bank.

Unprecedented disruption and significantly increased risk in the financial markets.

The banking industry experienced unprecedented turmoil in 2008 as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession and has eroded confidence in the world’s financial system. As we have seen in the past year there have been unintended consequences (i.e. investors are hesitant to invest in the financial sector for fear of losing their investment) from the measures taken by the Government in an effort to stabilize the economy such as, the FDIC’s special one-time assessment of 5 basis points of total assets less Tier 1 capital payable in the third quarter of 2009, which has had a substantial effect on NewAlliance’s deposit insurance premium expense in 2009. There may also be other ways in which NewAlliance Bank will be impacted by the current crisis that we cannot currently predict or mitigate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) The following table sets forth information about the Company’s stock repurchases for the three months ended September 30, 2009.

Issuer Purchases of Equity Securities
		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
Period
July 1-31, 2009	(1)	202	$ 11.73	0	3,036,747 shares
August 1-31, 2009		0	$ -	0	3,036,747 shares
September 1-30, 2009		149,475	$ 10.89	149,475	2,887,272 shares
Total		149,677	$ 10.89	149,475

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

10.5
NewAlliance Bank Executive Incentive Plan approved by shareholders on April 17, 2008, as amended. Incorporated herein by reference is Exhibit 10.5 filed with the Company’s Quarterly Report on Form 10-Q, filed August 7, 2009.

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

10.7.13
Employment Agreement among NewAlliance Bank, NewAlliance Bancshares, Inc. and Glenn I. MacInnes, dated as of October 12, 2009. Incorporated herein by reference is Exhibit 10.7.13 filed with the Company’s Current Report on Form 8-K, filed October 14, 2009.

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

10.13	General Severance Plan. Incorporated herein by reference is Exhibit 10.13 filed with the Company’s Annual Report on Form 10-K, filed February 27, 2009.
10.14	Form of Performance Share Award Agreement (for senior officers) (2009 awards). Incorporated herein by reference is Exhibit 10.14 filed with the Company Current Report on Form 8-K, filed June 1, 2009.
10.15	Form of Restricted Stock Award Agreement (for senior officers) (2009 awards). Incorporated herein by reference is Exhibit 10.15 filed with the Company Current Report on Form 8-K, filed June 1, 2009.
10.16	Form of Stock Option Award Agreement (for senior officers) (2009 awards). Incorporated herein by reference is Exhibit 10.16 filed with the Company Current Report on Form 8-K, filed June 1, 2009.
14	Code of Ethics for Senior Financial Officers. Incorporated herein by reference is Exhibit 14 filed with the Company’s Annual Report on Form 10-KT, filed March 30, 2004.
21	Subsidiaries of NewAlliance Bancshares, Inc. and NewAlliance Bank. Incorporated herein by reference is Exhibit 21 filed with the Company’s Annual Report on Form 10-K, filed March 1, 2007.
31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Mark F. Doyle pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Mark F. Doyle pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Mark F. Doyle

Mark F. Doyle
Senior Vice President and Chief Accounting Officer
(principal financial officer)

Date:	November 5, 2009