Form 10-K
period 2009-12-31
NEWALLIANCE BANCSHARES INC
filed 2010-02-26
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Yes  X   No

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes        No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     X

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer

Non-accelerated filer	Smaller reporting company

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes        No  X

       The market value of the common equity held by non-affiliates was $1.23 billion based upon the closing price of $11.50 as of June 30, 2009 as reported in The Wall Street Journal on July 1, 2009. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates. As of February 24, 2010 there were 105,971,903 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 20, 2010 are incorporated by reference into Part III, Items 10 - 14 of this 10-K.

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

•	Adverse changes may occur in the securities markets impacting the value of NewAlliance’s investments;
•	Competitive pressures among depository and other financial institutions may increase significantly and may decrease the profit margin associated with its business;
•	Recent government initiatives are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company;
•
Other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) initiatives may adversely affect the businesses in which NewAlliance is engaged;

•	Local, state or federal taxing authorities may take tax positions that are adverse to NewAlliance;
•	Expected cost savings associated with mergers may not fully be realized or realized within expected time frames;
•	Deposit attrition, customer loss or revenue loss following completed mergers may be greater than expected;
•	Competitors of NewAlliance may have greater financial resources and develop products that enable them to compete more successfully than NewAlliance;
•	Costs or difficulties related to the integration of acquired businesses may be greater than expected; and
•	Unfavorable changes related to economic stress and dislocation may impact the Company’s vendors, counter-parties, and other entities on which the company has a dependence.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by applicable law or regulation, Management undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I

Item 1.      Business

General

In 2003, NewAlliance was organized as a Delaware business corporation in connection with the conversion of NewAlliance Bank (the “Bank”), formerly New Haven Savings Bank, from mutual to capital stock form, which became effective on April 1, 2004. The Bank’s conversion resulted in the Company owning all of the Bank’s outstanding capital stock. The Bank is now a wholly-owned subsidiary of the Company, a bank holding company regulated by the Federal Reserve Board. On April 1, 2004, the Bank changed its name to NewAlliance Bank. The Bank was founded in 1838 as a Connecticut-chartered mutual savings bank and is regulated by the State of Connecticut Department of Banking and the FDIC.

By assets, NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.43 billion and stockholders’ equity of $1.43 billion at December 31, 2009. NewAlliance delivers financial services to individuals, families and businesses throughout Connecticut and Western Massachusetts. NewAlliance Bank provides commercial banking, retail banking, consumer financing, trust and investment services through 87 banking offices, 104 ATMs and its internet website (www.newalliancebank.com). NewAlliance common stock is traded on the New York Stock Exchange under the symbol “NAL”.

Lending Activities

General
 The Company originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one- to four-family residences, home equity lines of credit and fixed rate loans and other consumer loans predominantly in the States of Connecticut and Massachusetts. Loan originations totaled $1.50 billion in 2009 as the Company was able to capitalize on the opportunities in the marketplace by having the ability and liquidity to retain or sell these loans. The Company also has a portfolio of purchased mortgage loans as described below, with property locations throughout the United States.

Real estate secured the majority of the Company’s loans as of December 31, 2009, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.

Residential Real Estate Loans
A principal lending activity of the Company is to originate prime loans secured by first mortgages on one- to four-family residences in the states of Connecticut and Massachusetts. The Company originates residential real estate loans primarily through commissioned mortgage representatives and brokers across our branch footprint. The Company originates both fixed rate and adjustable rate mortgages and has purchased both adjustable rate and 10 and 15 year fixed rate mortgages under its residential real estate purchase program. At December 31, 2009, the purchased portfolio made up 21% and 10% of the total residential real estate and total loan portfolios, respectively. Residential lending represents the largest single component of our total portfolio.

The Company currently sells the majority of the fixed rate residential real estate loans it originates with terms of 15 years or more. During the third quarter of 2009, the Company allocated an initial pool of $50.0 million for the retention of jumbo 30 year fixed rate residential mortgage originations in its portfolio. In 2009, the Company originated $7.4 million in jumbo 30 year fixed rate mortgages that it retained in portfolio. Loans are originated for sale under forward rate commitments. The percentage of loans the Company sells will vary depending upon interest rates and our strategy for the management of interest rate risk. The majority of loans originated for sale are sold servicing released, but the bank continues to service loans both held in portfolio and those sold prior to May 2007.

Residential mortgage loan originations have remained very strong in 2009. The Company originated a record $1.04 billion in residential mortgage loans, including $475.9 million originated for sale. The decrease in conforming mortgage interest rates caused by government purchases of mortgage securities, a reduced number of competitors who have the ability and liquidity to retain or sell mortgage loans and enhanced sales efforts by the Bank were catalysts for the surge of mortgage originations we experienced throughout 2009.

In 2005, the Company began a strategy of purchasing adjustable rate and 10 and 15 year fixed rate residential mortgages and currently has purchased loans with property locations throughout the United States. The purchased portfolio is made up of prime loans individually re-underwritten by the Company to its underwriting criteria. In recent years, the mortgage market experienced extreme volatility and unusual pricing due to lower liquidity which led to a tightening of the credit markets and NewAlliance’s ensuing tightening of underwriting standards. The disruptions in the marketplace led to fewer residential mortgage purchases that met the Company’s pricing and underwriting criteria. In 2009 NewAlliance did not make any residential mortgage purchases and purchased $25.7 million during the twelve months ended December 31, 2008. NewAlliance plans on resuming purchases when loan pools are available that meet its criteria.

The retention of adjustable rate, shorter term fixed rate, or other designated pool allocations as discussed above of the jumbo 30 year fixed rate mortgages, as opposed to longer term, fixed rate residential mortgage loans in the portfolio helps reduce the Company’s exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. Management believes that these risks, which have not had a material adverse effect on the Company to date, generally are less onerous than the interest rate risks associated with holding long-term fixed rate loans in the loan portfolio. The Company’s residential real estate loan purchase program purchased adjustable rate mortgages and fixed rate mortgages with terms of maturity of less than 15 years. The servicing for these loans was retained by the seller. These purchases were originally concentrated in the Northeast and then expanded to locations across the United States following underwriting standards no less stringent than that used for the organic residential loan portfolio. The Company also purchases some fixed rate mortgages with terms greater than 15 years in low or moderate income areas within its Community Reinvestment Act assessment area.

On September 7, 2008, Federal Home Loan Mortgage Corporation (“FHLMC”) or (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) or (“FNMA”) were placed into conservatorship by the United States Treasury Department (“Treasury”) and Federal Housing Finance Agency. This action, along with the softening of the real estate market, temporarily slowed originations and sales of fixed rate mortgages. By December 2008, however, and in conjunction with diminished competition and fixed mortgage rates dropping at times below 5%, originations surged. We expect the trend of low interest rates to continue into 2010 and have a positive effect on originations although not at the rate we experienced in 2009 due partly to the announced end of the government program to purchase mortgage-backed securities in March 2010. Lowering of interest rates has been one of the tools the government has used to stimulate the recessionary economy. The financial markets have become supportive of economic growth, however, the economic recovery is likely to be moderate for a time. With ready liquidity and adequate capital, the Company has been a leading originator in our market area throughout 2009 and expects to remain as such going forward.

Commercial Real Estate Loans
The Company makes commercial real estate loans throughout its market area for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Retail facilities, office buildings, light industrial, warehouse, multi-family income properties, and medical facilities normally collateralize commercial real estate loans. These properties are located primarily in Connecticut and Massachusetts. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one- to four-family residential mortgage loans, and are more sensitive to changes in market interest rates. Terms generally range from five to 25 years, with interest rates adjusting primarily in three, five and ten year intervals.

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

The commercial construction portfolio includes loans to commercial borrowers for residential housing development including condominium projects. During 2008 and 2009, this segment related to residential development had been negatively impacted by the downturned economy as home sales volumes have been extremely low and prices have declined. The Company’s portfolio of these loans, however, is very small, at 2.3% and 3.9% of the total commercial real estate portfolio at December 31, 2009 and 2008, respectively, and less than one percent of the total loan portfolio for both periods.

Commercial Loans
 Commercial loans are primarily collateralized by equipment, inventory, accounts receivable and/or leases. Many of the Company’s commercial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, refinancing or constructing the real estate securing the loan. Commercial loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between two and seven years. Term loans generally amortize during their life, although some loans require a balloon payment at maturity if the amortization exceeds seven years. Revolving commercial lines of credit typically have one or two-year terms, are renewable annually and have a floating rate of interest which is normally indexed to the Company’s “base rate” of interest and occasionally indexed to the London Interbank Offered Rated (“LIBOR”).

In the fourth quarter of 2009, NewAlliance launched a new division, NewAlliance Commercial Finance, the formation of an asset-based lending business. The new line of business expands the bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets. An asset-based loan is collateralized with a customer’s balance sheet assets, which are considered the primary source of loan repayment. This type of financing is particularly attractive to start-up and growth companies, as well as those in restructuring, turn-around, or other financially distressed situations that result in the inability to secure traditional commercial lending. NewAlliance Bank is well capitalized and poised to expand its lending capabilities to business customers seeking relevant, flexible capital solutions beyond traditional commercial lending. The Company expects that asset-based lending will eventually represent five percent of total loans.

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

At December 31, 2009, the Company’s outstanding commercial loan portfolio included the following business sectors: manufacturing, professional services, wholesale trade, retail trade, transportation, educational and health services, contractors and real estate rental and leasing. Industry concentrations are reported quarterly to the Loan Committee of the Board of Directors.

Consumer Loans
 The Company originates various types of consumer loans, including auto, mobile home, boat, educational and personal installment loans. However, approximately 98% of our consumer loan portfolio is comprised of home equity loans and lines of credit secured by one- to four-family owner-occupied properties. These loans are typically secured by second mortgages. Home equity loans have fixed interest rates, while home equity lines of credit normally adjust based on the Company’s base rate of interest. Consumer loans are originated through the branch network.

Credit Risk Management and Asset Quality

One of management’s key objectives has been and continues to be to maintain a high level of asset quality. NewAlliance utilizes the following general practices to manage credit risk:

•	Limiting the amount of credit that individual lenders may extend;
•	Establishing a process for credit approval accountability;
•	Careful initial underwriting and analysis of borrower, transaction, market and collateral risks;
•	Ongoing servicing of the majority of individual loans and lending relationships;
•	Continuous monitoring of the portfolio, market dynamics and the economy; and
•	Periodically reevaluating the Bank’s strategy and overall exposure as economic, market and other relevant conditions change.

NewAlliance’s lending strategy, which focuses on relationship-based lending within our markets, continues to produce excellent credit quality. As measured by relative levels of nonperforming assets, delinquencies, and net charge-offs, NewAlliance’s asset quality has consistently remained better than industry published averages.

Credit Administration is independent of the lending groups, and is responsible for the completion of credit analyses for all loans above a specific threshold, for determining loan loss reserve adequacy and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio, which are submitted to senior management and the Board of Directors, to ensure compliance with the credit policy. In addition, Credit Administration is responsible for managing nonperforming and classified assets. On a quarterly basis, the criticized loan portfolio which consists of commercial and commercial real estate loans that are risk rated Special Mention or worse, are reviewed by management, focusing on the current status and strategies to improve the credit.

The loan review function is outsourced to a third party to provide an evaluation of the creditworthiness of the borrower and the appropriateness of the risk rating classifications. The findings are reported to Credit Administration and summary information is then presented to the Loan Committee of the Board of Directors.

Trust Services

The Company provides a range of fiduciary and trust services and general investment management services to individuals, families and institutions. The Company will continue to emphasize the growth of its trust and investment management services to increase fee-based income. At December 31, 2009, Trust Services managed approximately 1,300 account relationships and had assets under management of $1.03 billion. These assets are not included in the Consolidated Financial Statements. For the years ended December 31, 2009, 2008 and 2007, revenues for this area were $5.8 million, $6.4 million and $6.8 million, respectively.

Brokerage, Investment Advisory and Insurance Services

The Company provides brokerage and insurance services through its wholly owned subsidiary, NewAlliance Investments, Inc., Member FINRA – Financial Industry Regulatory Authority /SIPC – Securities Investor Protection Corporation. The Firm offers traditional brokerage and insurance products through 23 registered representatives and 80 insurance licensed branch representatives offering customers an expansive array of investment products including stocks, bonds, mutual funds, fixed annuities, estate and retirement planning and life insurance. In 2007, the Company acquired Connecticut Investment Management Inc., an investment advisory firm.

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

Deposits
 The Company offers a variety of deposit accounts with a range of interest rates and other terms, which are designed to meet customer financial needs. Retail and commercial deposits are received through the Company’s banking offices. Additional deposit services provided to customers are ATM, telephone, Internet Banking, Internet Bill Pay, remote deposit capture and cash management.

The FDIC insures deposits up to certain limits (generally, $100,000 per depositor and $250,000 for certain retirement plan accounts). The Emergency Economic Stabilization Act of 2008 (“EESA”) signed into law on October 3, 2008 raised the $100,000 limit on insured deposits to $250,000, matching the limit on qualified retirement accounts through December 31, 2009. As part of the Helping Families Save Their Homes Act of 2009, the temporary deposit insurance limit was extended through December 31, 2013. In addition, under the FDIC’s Transaction Account Guarantee (“TAG”) portion of the Temporary Liquidity Guaranty Program (“TLGP”), non-interest bearing transaction deposit accounts and interest-bearing transaction accounts paying 50 basis points or less will be fully insured above and beyond the $250,000 limit through June 30, 2010.

Deposit flows are significantly influenced by economic conditions, the general level of interest rates and the relative attractiveness of competing deposit and investment alternatives. Deposit pricing strategy is monitored weekly by the Pricing Committee and results are reported monthly to the Asset/Liability Committee. When determining our deposit pricing, we consider strategic objectives, competitive market rates, deposit flows, funding commitments and investment alternatives, Federal Home Loan Bank (“FHLB”) advance rates and rates on other sources of funds.

National, regional and local economic and credit conditions, changes in competitor money market, savings and time deposit rates, prevailing market interest rates and competing investment alternatives all have a significant impact on the level of the Company’s deposits. In 2009, NewAlliance was successful in generating and maintaining core deposits due to the Company’s concerted marketing and sales efforts in conjunction with being seen as a safe haven and heightened consumer desire for cash liquidity. Deposit levels could come under pressure, however, as equity markets start to rebound.

Borrowings
 The Company is a member of the FHLB which functions in a reserve credit capacity for regulated, federally insured depository institutions and certain other home financing institutions. As a member of the Federal Home Loan Bank of Boston (“FHLB Boston”), a regional bank of the FHLB, NewAlliance Bank is required to own capital stock in the FHLB Boston and is authorized to apply for advances on the security of their FHLB Boston stock and certain home mortgages and other assets (principally securities, which are obligations of, or guaranteed by, the United States Government or its agencies) provided certain creditworthiness standards have been met. Under its current credit policies, the FHLB Boston limits advances based on a member’s assets, total borrowings and net worth. Long-term and short-term FHLB Boston advances are utilized as a source of funding to meet liquidity and planning needs when the cost of these funds are favorable as compared to deposits or alternate funding sources.

Additional funding sources are available through securities sold under agreements to repurchase and the Federal Reserve Bank (“FRB”).

Acquisitions

The Company’s growth and increased market share have been achieved through both internal growth and acquisitions. The Company continually evaluates acquisition opportunities that would help meet our strategic objectives. NewAlliance will continue to pursue economically advantageous acquisitions of banks, asset managers and leasing and finance companies, and may pursue other strategic opportunities to grow existing businesses or expand into other related financial businesses. NewAlliance’s acquisition strategy is focused on three primary objectives:

•	A return on investment that exceeds the Bank’s cost of capital;
•	Earnings accretion and franchise enhancement; and
•	An appropriate trade off between tangible book value dilution and earnings per share accretion/franchise enhancement.

NewAlliance has completed six acquisitions since its conversion from a mutual bank to a stock bank in 2004, the most recent being in March of 2007. The volatility in the markets over the past 24 months has not been conducive to widespread acquisition activity, however, the Company continues to be interested in opportunities to expand the franchise if and when they arise. Opportunities may be in the form of whole institutions and individual or branch networks, all of which are in our acquisition growth strategy. The consideration paid for these acquisitions may be in the form of cash, debt or NewAlliance common stock. The amount of consideration paid to complete these transactions may be in excess of the book value of the underlying net assets acquired, which could have a dilutive effect on NewAlliance’s earnings and tangible capital. In addition, acquisitions result in front-end charges against earnings; however, cost savings and revenue enhancements are also typically anticipated. Additionally, to supplement its acquisition strategy, NewAlliance will also consider FDIC assisted acquisitions and growth through de-novo branches. In December 2009, NewAlliance announced the opening of a branch in downtown Hartford, Connecticut. The opening, which is expected to occur in April 2010, will increase the total number of banking offices to 88.

Subsidiary Activities

NewAlliance Bancshares, Inc. is a bank holding company and currently has the following wholly-owned subsidiaries. The Company has not participated in asset securitizations.

Alliance Capital Trust I and Alliance Capital Trust II were organized by Alliance Bancorp of New England, Inc. (“Alliance”) to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance. The Company’s debt to Alliance Capital Trust II is recorded as “Junior Subordinated Debentures issued to affiliated trusts” in Note 11 of the Notes to Consolidated Financial Statements contained elsewhere in this report, and amounted to a total of $3.6 million at December 31, 2009. In June 2009, the Company’s debt to Alliance Capital I was paid in full.

Westbank Capital Trust II and Westbank Capital Trust III were organized by Westbank Corporation Inc. (“Westbank”) solely for the purpose of trust preferred financing. The Company acquired these subsidiaries when it acquired Westbank on January 2, 2007. The Company’s debt to Westbank Capital Trust II and III is recorded as “Junior Subordinated Debentures issued to affiliated trusts” in Note 11 of the Notes to Consolidated Financial Statements contained elsewhere in this report, and amounted to a total of $17.5 million at December 31, 2009.

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

The Loan Source, Inc. is used to hold certain real estate that we may acquire through acquisitions or foreclosure and other collection actions and investments in certain limited partnerships. The Loan Source, Inc. currently has no foreclosure property under ownership.

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

Employees

At December 31, 2009, the Company had 1,171 employees consisting of 932 full-time and 239 part-time employees. None of the employees were represented by a collective bargaining group. The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan, an employee stock ownership plan and a stock-based long-term compensation plan. The Company’s pension plan was frozen to new participants hired after December 31, 2007. Management considers relations with its employees to be good. See Notes 12 and 13 of the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

Market Area

The Company is headquartered in New Haven, Connecticut in New Haven County. The Company has 87 banking offices located throughout New Haven, Middlesex, Hartford, Tolland, Windham and Fairfield Counties in Connecticut and Hampden and Worcester Counties in Massachusetts. The Company’s primary deposit gathering area consists of the communities and surrounding towns that are served by its branch network. The Company’s primary lending area is much broader than its deposit gathering area and includes the entire State of Connecticut and Central and Western Massachusetts, although most of the Company’s loans are made to borrowers in its primary deposit gathering area.

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

The Company faces substantial competition for deposits and loans throughout its market area. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services and office hours. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, mutual funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, mortgage brokers and commercial banks and from other non-traditional lending financial service providers such as internet based lenders and insurance and securities companies. Competition for deposits, for the origination of loans and for the provision of other financial services may limit the Company’s future growth.

The banking industry is also experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Technological advances are likely to increase competition by enabling more companies to provide cost effective products and services.

Regulation and Supervision

General
 The Company is required to file reports and otherwise comply with the rules and regulations of the FRB, the FDIC, the Connecticut Banking Commissioner and the Securities and Exchange Commission (“SEC”) under the federal securities laws.

The Bank is subject to extensive regulation by the Connecticut Department of Banking, as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC, the Connecticut Department of Banking and the FRB concerning its activities and financial condition. It must obtain regulatory approvals prior to entering into certain transactions, such as mergers.

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

The following discussion of the laws and regulations material to the operations of the Company and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations. Any change in such regulations, whether by the Connecticut Department of Banking, the FDIC, the SEC or the FRB, could have a material adverse impact on the Bank or the Company.

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

Lending Activities
Connecticut banking laws grant savings banks broad lending authority, generally identical to commercial banks. With certain limited exceptions, total loans made to any one obligor under this statutory authority may not exceed 15% of a bank’s equity capital and reserves for loan and lease losses, plus an additional 10% if the loan is fully secured by readily marketable collateral.

Dividends
The Bank may pay cash dividends out of its net profits. For purposes of this restriction, “net profits” represents the remainder of all earnings from current operations. Further, the total amount of all dividends declared by the Bank in any year may not exceed the sum of its net profits for the year in question combined with its retained net profits from the preceding two years, unless the Commissioner approves the larger dividend. Federal law also prevents the Bank from paying dividends or making other capital distributions that would cause it to become “undercapitalized.” The FDIC may limit the Bank’s ability to pay dividends. No dividends may be paid to the Bank’s stockholder if such dividends would reduce stockholders’ equity below the amount of the liquidation account required by the Connecticut conversion regulations.

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

Federal Regulations
Capital Requirements
Under FDIC regulations, federally insured state-chartered banks that are not members of the FRB (“state non-member banks”), such as NewAlliance Bank, are required to comply with minimum leverage capital requirements. If the FDIC determines that an institution is not anticipating or experiencing significant growth and is, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

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

As of December 31, 2009, NewAlliance Bank was “well capitalized”.

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

Insurance of Deposit Accounts
NewAlliance deposit accounts are insured by the FDIC up to applicable legal limits (generally, $100,000 per depositor and $250,000 for certain retirement plan accounts). Through the enactment of EESA, the $100,000 limit on insured deposits was increased to $250,000, matching the limit on qualified retirement accounts, through December 31, 2009 and was extended through December 31, 2013 as part of the Helping Families Save Their Homes Act of 2009.

The Company and the Bank are participating in the FDIC’s TLGP. As a result, the Bank’s non-interest bearing transaction deposit accounts and interest-bearing transaction accounts paying 50 basis points or less will be fully insured above and beyond the $250,000 limit through June 30, 2010. The unlimited insurance coverage for covered deposits in excess of the $250,000 limit were subject to a surcharge to the Company of $0.10 per $100 of deposits by the FDIC in 2009 and will be assessed an annual rate of between $0.15 and $0.25 per $100, depending on the Risk Category of the institution during the extension period which is through June 30, 2010.

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of four risk categories based on the institution’s financial condition and supervisory ratings. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. For 2008, assessment rates for insurance fund deposits varied from five basis points for the strongest institution to 43 basis points for the weakest. Effective January 1, 2009, the FDIC increased assessment rates uniformly by seven basis points for the first quarter of 2009 only, thereby making the assessment rates between twelve and 50 basis points. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system to change the way that the FDIC’s assessment system differentiates for risk and made corresponding changes to assessment rates beginning in the second quarter of 2009. Base assessment rates that took effect April 1, 2009 range between 12 and 45 basis points with three possible adjustments to assessment rates of (1) a decrease of up to five basis points for long-term unsecured debt, including subordinated debt and, for small institutions, a portion of Tier 1 capital (2) an increase not to exceed 50% percent of an institutions assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits and (3) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits. This rule changed assessment rates to between seven and 77.5 basis points, depending on the risk category of the institution and its use of secured borrowings and brokered deposits. These rule changes by the FDIC had a significant effect on the Bank’s assessment costs. The assessment rate for NewAlliance Bank was approximately 14 basis points beginning April 1, 2009.

In November 2006, the FDIC Board of Directors approved a final rule to implement a One-Time Assessment Credit, as required by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). For 2007 assessment periods, effective with the June 2007 invoice, credits were used to fully offset the Bank’s assessment. For assessment periods beginning in 2008, credits were applied to 90 percent of the Bank’s assessment and was exhausted in the first quarter of 2009.

In May 2009, the FDIC imposed a five basis point special assessment on each insured depository institutions assets minus Tier 1 capital as of June 30, 2009. This special assessment was due to recent and anticipated failures of FDIC-insured institutions resulting from the deterioration in banking and economic conditions that have significantly increased losses to the Deposit Insurance Fund (“DIF”).

In the fourth quarter of 2009, the FDIC voted to require insured institutions to prepay thirteen quarters of estimated insurance assessments. The estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 was paid on December 30, 2009. Unlike the special assessment, the pre-payment allows the FDIC to strengthen the cash position of the DIF immediately without immediately impacting bank earnings.

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

Federal Reserve System
 The FRB regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $55.2 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for amounts greater than $55.2 million, 10% (which may be adjusted by the FRB between 8% and 14%), against that portion of total transaction accounts in excess of $55.2 million. The first $10.7 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

The FRB pays interest on required reserve balances held at Reserve Banks to satisfy reserve requirements and on excess balances held in excess of required reserve balances and contractual clearing balances. The interest rate paid on required reserve balances is determined by the Board of Governors and is intended to eliminate effectively the implicit tax that reserve requirements used to impose on depository institutions. The interest rate paid on excess balances is also determined by the Board and gives the FRB an additional tool for the conduct of monetary policy. The interest rate paid as of December 31, 2009 was 25 basis points. The Board of Governors will continue to evaluate the appropriate settings of the rates paid on balances in light of evolving market conditions and make adjustments as needed.

Federal Home Loan Bank System
 The Bank is a member of the FHLB, which consists of 12 regional FHLB’s. The FHLB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement with an investment in FHLB Boston stock at December 31, 2009 of $120.8 million. At December 31, 2009, the Bank had approximately $1.75 billion in FHLB Boston advances.

The FHLBs’ are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB’s pay to their members and result in the FHLB’s imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Recent legislation has changed the structure of the FHLBs’ funding obligations for insolvent thrifts, revised the capital structure of the FHLBs’ and implemented entirely voluntary membership for FHLBs’.

During the fourth quarter of 2008 and throughout 2009 several of the regional banks within the FHLB took significant credit related other-than-temporary impairment charges on certain private-label residential mortgage-backed securities and home equity loan investments. In February 2009, the FHLB Boston advised its members that, while it currently meets all its regulatory capital requirements, it was focusing on preserving capital in response to ongoing market volatility, and accordingly, suspended its quarterly dividend and extended the moratorium on excess stock purchases, primarily due to other-than-temporary impairment charges on its private-label mortgage-backed securities investments. The Boston regional bank recorded other-than-temporary impairment charges of approximately $370.0 million for the nine months ended September 30, 2009 on their portfolio of private-label mortgage-backed securities. The FHLB Boston has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. In a letter to member banks on October 29, 2009, the FHLB Boston announced the filing of its quarterly report to the SEC and disclosed that the credit quality of the loans underlying its portfolio of private-label mortgage-backed securities remains vulnerable to the housing and capital markets, which could result in additional losses. Accordingly, to protect its capital base and build the retained earnings, the moratorium on excess stock repurchases and the quarterly dividend payout suspension continue. Also, the FHLB Boston implemented a revised operating plan that includes certain revenue enhancement and expense reduction initiatives and the goal of the plan is to build retained earnings to an appropriate level so that they may eventually resume paying dividends and end the moratorium on excess stock repurchases.

Recent Regulatory Initiatives
Helping Families Save Their Homes Act of 2009
On May 20, 2009, President Obama signed into law the Helping Families Save Their Homes Act of 2009. This act was a step towards stabilizing and reforming the United States financial and housing markets by helping American homeowners and increasing the flow of credit. It expands the reach of the Making Home Affordable Program (a Troubled Asset Relief Program (“TARP”) initiative) with a thrust on reducing foreclosures, makes improvements to Hope for Homeowners which targets help to underwater borrowers and made modifications to Federal Housing Authority and federally guaranteed farm loans. The act also contains provisions to help restore and support the flow of credit by increasing the borrowing authority of the FDIC and the National Credit Union Administration as well as extending the temporary increase in deposit insurance. The increase in deposit insurance provides added confidence to depositors and, in turn, will provide depository institutions with a more stable source of funding and enhanced ability to continue making credit available across the economy.

Real Estate Settlement Procedures Act
The U.S. Department of Housing and Urban Development (“HUD”) issued a final rule effective January 1, 2010 that implements significant changes to the Real Estate Settlement Procedures Act (“RESPA”). The new rules require a standard form of Good Faith Estimate to disclose key terms and closing costs, including items such as the loan term, fixed or adjustable interest rate, prepayment penalty, total closing cost and cost of homeowners insurance. Additionally, changes to the settlement statement are also required and will allow borrowers to compare their final closing costs and loan terms against their good faith estimate. There are also limitations on third-party costs and a 30 day window from the date of closing to correct any errors or violations and reimburse the borrower for any overcharges.

Regulation E, Electronic Fund Transfers
The Board of Governors of the FRB amended Regulation E, Electronic Fund Transfers, with final rules announced November 12, 2009 that prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers will also be provided a clear disclosure of the fees and terms associated with the institution’s overdraft service. The mandatory compliance date is July 1, 2010.

Other Regulation
 Temporary Liquidity Guarantee Program
On November 21, 2008, the FDIC adopted the Final Rule implementing the TLGP inaugurated October 14, 2008. The TLGP consists of two basic components: (1) the Debt Guarantee Program which guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies and (2) the Transaction Account Guarantee Program which guarantees certain non-interest bearing deposit transaction accounts, such as business payroll accounts, regardless of dollar amount. The purpose of the TLGP was to provide an initiative to counter the system wide crisis in the nation’s financial sector by promoting financial stability by preserving confidence in the banking system and encourages liquidity in order to ease lending to creditworthy business and consumers.

The Company is participating in the TLGP and as a result, its non-interest bearing transaction deposit accounts and interest bearing transaction accounts paying 50 basis points or less will be fully insured through June 30, 2010. The Company did not participate in the Debt Guarantee portion of the TLGP.

Emergency Economic Stabilization Act of 2008
On October 3, 2008, President Bush signed into law the EESA. The legislation was in response to the financial crises affecting the banking system and financial markets. The TARP was established under the EESA with the specific goal of stabilizing the United States financial system and preventing a systemic collapse. This was initially done by infusing billions of dollars into financial institutions and U.S. automakers. Since 2008, the U.S. Department of the Treasury has established several programs under the TARP, including the Financial Stability Program to further stabilize the financial system, restore the flow of credit to consumers and businesses and tackle the foreclosure crisis to keep millions of Americans in their homes.

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

Community Reinvestment Act and Fair Lending Laws
NewAlliance has a responsibility under the Community Reinvestment Act of 1977 (“CRA”) to help meet the credit needs of our communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In connection with its examination, the FDIC assesses our record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. Our failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on our activities. Our failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against us by the FDIC as well as other federal regulatory agencies and the Department of Justice. The Bank’s latest FDIC CRA rating was “outstanding”.

New York Stock Exchange Disclosure

The annual certification of NewAlliance’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed with the New York Stock Exchange on May 20, 2009.

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

Availability of Information

NewAlliance makes available free of charge on our website (http://www.newalliancebank.com), our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such reports with or furnish it to the SEC. NewAlliance is an electronic filer and as such reports filed with the SEC are also available on their website (http://www.sec.gov). The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information about the Public Reference Room can be obtained by calling 1-800-SEC-0330. Information on our website is not incorporated by reference into this report. Investors are encouraged to access these reports and the other information about our business and operations on our website.

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
NewAlliance’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, meaning the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect NewAlliance’s earnings, unrealized gains and financial condition. The Company cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. The Company has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates.

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
Beginning in 2007 and continuing into 2010, softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets began affecting the mortgage industry generally. NewAlliance’s financial results may be adversely affected by changes in real estate values. Decreases in real estate values could adversely affect the value of property used as collateral for loans and investments. If poor economic conditions result in decreased demand for real estate loans, the Company’s net income and profits may decrease.

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
The current economic conditions have led to declines in collateral values and stress on the cash flows of borrowers. Therefore, NewAlliance’s allowance for loan losses may need to be increased, or may be deemed insufficient by various regulatory agencies. Such agencies may require the Bank to recognize an increase to the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly capital, and may have a material adverse effect on NewAlliance’s financial condition and results of operations. See the sections titled “Allowance for Loan Losses” and “Classification of Assets and Loan Review” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, located elsewhere in the Report for further discussion related to the process for determining the appropriate level of the allowance for loan losses.

If the goodwill that the Company has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Company’s profitability.
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2009, the Company had approximately $527.2 million of goodwill on its balance sheet. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on NewAlliance’s financial condition and results of operations.

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

The impact on the Company and the Bank of enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations cannot be predicted at this time.
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

TARP gave the Treasury authority to deploy up to $700.0 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, Treasury announced plans to direct $250.0 billion of this authority into preferred stock investments in banks (the CPP), the first $125.0 billion of which was allocated to nine major financial institutions. By the end of December 2008, an additional $100.0 billion was allocated to American International Group, the Federal Reserve Bank of New York, Citigroup and U.S. automakers, GM and Chrysler. In January 2009, the remaining $350.0 billion was also released by Congress. Through September 30, 2009, the Treasury disbursed over $200.0 billion in capital to 685 institutions in 48 states under the CPP. Many of these institutions have since redeemed these investments. The general terms of this preferred stock program are as follows for a participating bank:

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

The President has recently proposed a program to incent small business lending activity by making unused TARP funds available for this purpose. The Company is not participating in the CPP, however, the actual impact that EESA and the implementation of exisiting programs, or any other governmental program will have on the financial markets and the Company cannot reliably be determined at this time.

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
NewAlliance, primarily through NewAlliance Bank and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While NewAlliance has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Regulation and Supervision” in Item 1 of this report for further information.

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
Risk of theft of customer information resulting from security breaches by third parties or the lack of controls by third party vendors exposes the Company to reputation risk and potential monetary loss. The Company has exposure to fraudulent use of our customer’s personal information resulting from its general business operations through loss or theft of the information and through customer use of financial instruments, such as debit cards.

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
The banking industry experienced unprecedented turmoil in 2008 as some of the world’s major financial institutions collapsed, were seized or were forced into mergers as the credit markets tightened and the economy headed into a recession and has eroded confidence in the world’s financial system. In 2009, the banking industry stabilized somewhat but was still operating in a recessionary economy as evidenced by the increase in the unemployment rate and the increase in delinquencies and foreclosures across the country and the failure of over 140 financial institutions by the FDIC in the past year. There can be no assurance that NewAlliance Bank will not be impacted by the economic crisis in a way we cannot currently predict or mitigate, but we will continue to attempt to navigate this landscape for the long-term benefit of our shareholders.

Item 1B.      Unresolved Staff Comments

None.

Item 2.      Properties

The Company conducts business from its executive offices at 195 Church Street, New Haven, Connecticut and its 75 banking offices located in Connecticut and 12 banking offices located in Massachusetts. Of the 87 banking offices, 30 are owned and 57 are leased. Lease expiration dates range from 3 months to 19 years with renewal options of 5 to 33 years.

The following table sets forth certain information with respect to our offices:

		Number of
Location		Banking Offices

Connecticut:
New Haven County		28
Middlesex County		6
Hartford County		16
Tolland County		12
Windham County		5
Fairfield County		8
Massachusetts:
Worcester County		1
Hampden County		11

	Total	87

The total net book value of properties and equipment at December 31, 2009 was $57.1 million. For additional information regarding our premises and equipment and lease obligations, see Notes 7 and 15 of the Notes to Consolidated Financial Statements.

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

Item 4.      Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
The Company’s common stock is traded on the New York Stock Exchange under the symbol “NAL”. The following table sets forth the high and low closing prices of our common stock and the dividends declared per share of common stock for the periods indicated.

	Market Price
			Dividends Declared
2009	High	Low	Per Share

First Quarter	$13.06	$9.55	$0.070
Second Quarter	13.70	11.50	0.070
Third Quarter	12.60	10.70	0.070
Fourth Quarter	12.45	10.68	0.070

	Market Price
			Dividends Declared
2008	High	Low	Per Share

First Quarter	$13.08	$10.34	$0.065
Second Quarter	13.71	12.38	0.070
Third Quarter	16.00	11.66	0.070
Fourth Quarter	15.10	11.33	0.070

On February 24, 2010, the closing price for the Company’s common stock was $12.08.

Holders
As of January 31, 2010, there were 105,971,903 shares of common stock outstanding, which were held by approximately 10,565 holders of record. The number of stockholders of record was determined by American Stock Transfer and Trust Company. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees.

Dividends
The Company began paying quarterly dividends in 2004 on its common stock and currently intends to continue to do so in the foreseeable future. The Company’s ability to pay dividends depends on a number of factors, however, including the ability of the Bank to pay dividends to the Company under federal laws and regulations, and as a result there can be no assurance that dividends will continue to be paid in the future. See the section captioned “Regulation and Supervision” in Item 1 of this report for further information.

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding equity-based compensation awards outstanding and available for future grants as of December 31, 2009, segregated between equity-based compensation plans approved by the stockholders and equity-based compensation plans not approved by stockholders, is presented in the table below.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security stockholders	7,884,801	$14.30	4,778,280 (1)
Equity compensation plans not approved by security stockholders	-		-

Total	7,884,801	$14.30	4,778,280

(1)
This figure includes 3,524,323 shares that may be issued pursuant to options presently authorized but unissued, and 1,253,957 shares that may be issued as restricted stock, all in accordance with the 2005 Long-Term Compensation Plan approved by the

Company’s stockholders in April 2005. In addition, in May 2009 performance shares were awarded to executives and other key members of senior management. The target number of shares awarded is 65,149. The actual number of shares earned may be more or less than 65,149 depending on the performance of NewAlliance stock total shareholder return against a group of banks and thrifts as listed on the SNL Thrift Index.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information about the Company’s stock repurchases for the three months ended December 31, 2009. Management may engage in future share repurchases as market conditions warrant.

ISSUER PURCHASES OF EQUITY SECURITIES

		Average Price		Maximum Number of
		Paid per Share	Total Number of Shares	Shares That May Yet Be
	Total Number of	(includes	Purchased as Part of Publicly	Purchased Under the Plans
	Shares Purchased	commission)	Announced Plans or Programs	or Programs

Period

October 1 - 31, 2009	494,359	$10.89	494,359	2,392,913

November 1 - 30, 2009	89,100	$10.97	89,100	2,303,813

December 1-31, 2009 (1)	4,854	$11.79	-	2,303,813

Total	588,313	$10.91	583,459

On January 31, 2006, a second stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan.

(1)	Shares represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of shares under the Company’s benefit plans.

Stock Performance Graph

The following graph compares the cumulative total return on NewAlliance Bancshares common stock over the last five fiscal years, as reported by the NYSE through December 31, 2009, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the SNL Thrift Index for the period.

This graph assumes the investment of $100 on December 31, 2004 in our common stock, the S&P 500 Index and the SNL Thrift Index and assumes that dividends are reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG NEWALLIANCE BANCSHARES,
S&P 500 INDEX AND SNL THRIFT INDEX

	Period Ending

Total Return Indices	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

NewAlliance Bancshares, Inc.	100.00	96.54	110.79	83.29	99.74	93.26
S & P 500	100.00	104.91	121.48	128.16	80.74	102.11
SNL Thrift	100.00	103.53	120.68	72.40	46.07	42.97

Source: SNL

Item 6.      Selected Financial Data

The following tables contain certain information concerning the financial position and results of operations of the Company at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes.

In July 2007 a restructuring of part of the available-for-sale securities portfolio was completed. A recognized loss in the amount of $28.3 million, or $18.4 million net of tax, was recorded to non-interest income as a result of this restructuring. Selected Financial Data includes the effect of this transaction at and for the year ended December 31, 2007.

	For the Year Ended December 31,

(In thousands, except per share data)	2009	2008	2007	2006	2005

Selected Operating Data
Interest and dividend income	$371,799	$399,173	$403,280	$331,032	$276,570
Interest expense	168,592	209,057	228,243	161,451	100,461

Net interest income before provision for loan losses	203,207	190,116	175,037	169,581	176,109
Provision for loan losses	18,000	13,400	4,900	500	400

Net interest income after provision for loan losses	185,207	176,716	170,137	169,081	175,709
Non-interest income	59,246	55,896	31,165	51,631	45,524
Conversion and merger related charges	84	185	2,523	3,389	2,156
Other non-interest expense	172,129	166,384	159,923	144,717	139,084

Income before provision for income taxes	72,240	66,043	38,856	72,606	79,993
Income tax provision	25,797	20,747	15,063	23,769	27,394

Net income	$46,443	$45,296	$23,793	$48,837	$52,599

Basic and diluted earnings per share	$0.47	$0.45	$0.23	$0.49	$0.50
Weighted-average shares outstanding
Basic	99,163	99,587	103,146	99,981	105,110
Diluted	99,176	99,707	103,582	100,484	105,517
Dividends per share	$0.28	$0.275	$0.255	$0.235	$0.21

	At December 31,

(In thousands)	2009	2008	2007	2006	2005

Selected Financial Data
Total assets	$8,434,313	$8,299,518	$8,210,984	$7,247,696	$6,561,402
Loans (1)	4,762,045	4,962,785	4,727,969	3,822,876	3,276,706
Allowance for loan losses	52,463	49,911	43,813	37,408	35,552
Short-term investments	50,000	55,000	51,962	28,077	46,497
Investment securities	2,568,621	2,238,344	2,377,733	2,386,985	2,388,789
Goodwill	527,167	527,167	531,191	454,258	425,001
Identifiable intangible assets	35,359	43,860	53,316	49,403	52,016
Deposits	5,024,220	4,447,830	4,373,665	3,900,667	3,798,112
Borrowings	1,889,928	2,376,496	2,355,504	1,903,864	1,380,755
Stockholders’ equity	1,434,953	1,381,216	1,407,107	1,362,305	1,310,868
Nonperforming loans (2)	50,507	38,331	16,386	12,468	7,391
Nonperforming assets (3)	54,212	40,354	17,283	12,468	7,391

	For the Year Ended December 31,

	2009	2008	2007	2006	2005

Selected Operating Ratios and Other Data
Performance Ratios (4)
Average yield on interest-earning assets	4.90%	5.48%	5.71%	5.31%	4.79%
Average rate paid on interest-bearing liabilities	2.61	3.35	3.80	3.16	2.20
Interest rate spread (5) (7)	2.29	2.13	1.91	2.15	2.59
Net interest margin (6) (7)	2.68	2.61	2.48	2.72	3.05
Ratio of interest-bearing assets to interest-bearing liabilities	117.42	116.57	117.63	121.99	126.65
Ratio of net interest income after provision for loan losses to non-interest expense	107.55	106.09	104.73	114.16	124.40
Non-interest expense as a percent of average assets	2.03	2.03	2.04	2.12	2.18
Return on average assets	0.55	0.55	0.30	0.70	0.81
Return on average equity	3.30	3.22	1.69	3.65	3.76
Ratio of average equity to average assets	16.58	17.14	17.63	19.13	21.57
Dividend payout ratio	59.57	61.11	110.87	47.96	42.00

Non-GAAP Ratios (8)
Efficiency ratio (9)	66.58	67.93	69.95	67.39	63.56
Tangible common equity ratio (10)	11.08	10.48	10.79	12..73	13.70

Regulatory Capital Ratios
Leverage capital ratio	11.05	11.05	10.92	13.20	14.31
Tier 1 capital to risk-weighted assets	19.92	18.71	18.60	22.71	24.99
Total risk-based capital ratio	21.11	19.80	19.58	23.67	26.02

Asset Quality Ratios
Nonperforming loans as a percent of total loans (1) (2)	1.06	0.77	0.35	0.33	0.23
Nonperforming assets as a percent of total assets (3)	0.64	0.49	0.21	0.17	0.11
Allowance for loan losses as a percent of total loans	1.10	1.01	0.93	0.98	1.08
Allowance for loan losses as a percent of non-performing loans	103.87	130.21	267.38	300.03	481.02
Net loan charge-offs as a percent of average loans	0.32	0.15	0.05	0.02	0.03

(1)	Loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and net unamortized premium on acquired loans.
(2)	Nonperforming loans include all loans 90 days or more past due, restructured loans due to a weakening in the financial condition of the borrower and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of principal or interest. All of the Company’s nonperforming loans do not accrue interest.
(3)	Nonperforming assets consist of nonperforming loans and other real estate owned.
(4)	Performance ratios are based on average daily balances during the periods indicated and are annualized where appropriate. Regulatory Capital Ratios and Asset Quality Ratios are end-of-period ratios.
(5)	Interest rate spread represents the difference between the weighted average yield on average interest-bearing assets and the weighted average cost of average interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(7)	No tax equivalent adjustments were made due to the fact that ratio would not be materially different.
(8)	In light of diversity in presentation among financial institutions, the methodologies for determining the non-GAAP financial measures listed may vary significantly.
(9)	The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, to the sum of net interest income before provision for loan losses and non-interest income, excluding security and limited partnership gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to non-interest expense control and also believes such information is useful to investors in evaluating company performance.
(10)	The tangible common equity ratio excludes goodwill and identifiable intangible assets. The ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to anlayze the relative strength of New Alliance’s captial position and is useful to investors in evaluating Company performance due to the importance that analysts placed on this ratio since the introduction of TARP.

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

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such control was effective as of December 31, 2009. Management’s report on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this report.

MD&A is provided as a supplement to—and should be read in conjunction with—our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8, Financial Statements and Supplementary Data, of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general description of our business, our objectives and the challenges and risks of our business.
•	Critical Accounting Estimates — a discussion of accounting estimates that require critical judgments and estimates.
•	Recent Accounting Estimates — a discussion of recently adopted accounting pronouncements or changes.
•	Operation Results — an analysis of our Company’s consolidated results of operations for the three years presented in our Consolidated Financial Statements.
•	Financial Condition, Liquidity and Capital Resources — an overview of financial condition, contractual obligations and liquidity and capital resources.

Our Business

General

By assets, NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.43 billion and stockholders’ equity of $1.43 billion at December 31, 2009. Its business philosophy is to operate as a community bank with local decision-making authority. NewAlliance delivers financial services to individuals, families and businesses throughout Connecticut and Western Massachusetts. NewAlliance Bank provides commercial banking, retail banking, consumer financing, trust and investment services through 87 banking offices, 104 ATMs and its internet website (www.newalliancebank.com). NewAlliance common stock is traded on the New York Stock Exchange under the symbol “NAL”.

NewAlliance has a relentless commitment to improve the financial well-being of the people and businesses in the markets we serve, and to invest in the communities where they reside and work. We accomplish this by operating a community banking business model with a commitment to be a leader in our markets by seeking to continually deliver superior value to our customers, shareholders, employees and communities.

The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, income and expenses pertaining to other real estate owned, gains and losses from sales of loans and securities and non-interest income and expenses. Non-interest income primarily consists of fee income from depositors and wealth management services and increases in cash surrender value of bank owned life insurance (“BOLI”). Non-interest expenses consist principally of compensation and employee benefits, occupancy, data processing, amortization of acquisition related intangible assets, marketing, professional services, FDIC insurance assessments and other operating expenses.

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

Our Objectives

NewAlliance seeks to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Grow and retain primary households to increase core deposit relationships with a focus on checking and savings accounts;
•	Build high quality, profitable loan portfolios using organic, purchase and acquisition strategies;
•	Build and diversify revenue steams through development of banking-related fee income and growth in wealth management services;
•	Grow through a disciplined acquisition strategy, de-novo branching and new business lines;
•	Maintain expense discipline and improve operating efficiencies;
•	Invest in technology to enhance superior customer service and products; and
•	Maintain a rigorous risk identification and management process.

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

Net interest margin.   The growth of the net interest margin is vital to our continued success and enhanced profitability. For the year ended December 31, 2009, our net interest margin increased seven basis points to 2.68%, by (a) significantly reducing our deposit costs, particularly on higher cost time deposits, while growing core deposits; (b) reducing our wholesale funding costs and (c) growth in our investment portfolio compensating for the decline in income due to a lower yield. These positive factors more than offset decreases in interest income on loans with interest rates based on the prime rate and other indices. For the three months ended December 31, 2009, the net interest margin increased to 2.82% and was the fifth consecutive quarterly increase in the margin. We expect to further increase the net interest margin by continuing to focus on sensible deposit pricing and the generation of organic loans, including expanding the number of commercial lending business lines we offer. The risk associated with decreasing deposit costs is a potential outflow of deposits to competitors as customers search for higher rates. However, we believe that further strengthening our brand, focusing on providing quality products and services that customers want and building on the momentum and deposit growth experienced in 2009, will help mitigate this risk. Another aspect of the net interest margin is the yield earned on the loan portfolio. Although interest rates remained at historical lows in 2009, this was offset by record mortgage originations of $1.04 billion in residential mortgage loans and improved pricing. Additionally, the dislocations in the credit markets are still present and therefore, we believe that there are continued pricing opportunities in our lending area. We are well positioned to maximize these opportunities because of our liquidity position and our ability to retain loans on our balance sheet. Although the Federal Reserve has stated that interest rates are expected to remain at very low levels for an extended period, there is a belief that rates will need to be increased in the second half of 2010 to counterbalance the large amount of economic stimulus in the economy if the Federal Reserve is to achieve its dual objective of price stability and long-term growth. If interest rates do increase, the Company’s asset sensitive position is expected to have a positive impact on our net interest margin in a rising interest rate environment. See the discussion on the management of market and interest rate risk under Item 7A, Quantitative and Qualitative Disclosures About Market Risk on page 62 for further information.

Maintaining credit quality and rigorous risk management.   The national economy experienced improvement through 2009 and home prices and home sales appear to have bottomed while high unemployment, delinquencies and foreclosures are still top concerns. During this turbulent time, NewAlliance continued to maintain its strong credit quality as delinquencies, nonperforming loans and charge-off’s all outperform the average of our peer group. Our ratios of nonperforming loans to total loans was 1.06%, total delinquencies to total loans was 1.54% and our allowance for loan losses to total loans was 1.10% at December 31, 2009. Net loan charge-offs increased to $15.4 million for the year ended December 31, 2009, an increase from $7.3 million for the year ended December 31, 2008. Net charge-offs in the fourth quarter of 2009, however, decreased by almost 50.0% from the third quarter 2009. We are not immune to the trends in loan delinquencies and provisions that permeate the industry, the effects of which will continue to be felt throughout 2010 as home sales are expected to remain somewhat stagnant and delinquencies and foreclosures rise throughout the country. However, we expect to be able to continue to maintain strong asset quality relative to industry levels as we have not experienced the severity of problems associated with the housing crisis nationally. In continuing to exercise rigorous risk management and prudent credit practices, we will also further enhance credit processes.

Deploying capital.   We ended 2009 with Tier 1 leverage capital at 11.05%, which is substantially above our peer group average, has remained strong throughout the economic crisis and was achieved without Federal assistance as we are not a TARP recipient. We continuously search for the best use for our capital to enhance shareholder value. The Company has completed six acquisitions since 2004, the most recent being in the first quarter of 2007. While the volatility over the past 24 months has not been conducive to widespread acquisition activity, we believe that there are opportunities in the current environment on which we may be able to capitalize as a result of our flexibility and capital strength. Key tactics include de-novo branching, acquiring banks that provide earnings accretion, including FDIC assisted acquisitions of troubled banks and seizing opportunities to purchase regional bank branch divestitures. Additionally, investments in new business lines, technology and process improvements are also part of our capital deployment strategy.

Competition in the marketplace.   NewAlliance faces competition within the financial services industry from some well established companies and many local players. We expect deposit competition to remain vigorous and face additional pressure as equity markets start to rebound. Additionally, we remain poised to take advantage of the current market conditions as we have sufficient liquidity and the ability to retain originated loans on our balance sheet. Moreover, consumers view “big banks” with skepticism and their willingness to switch is now at an historic high. Therefore, we must continue to expand our product offerings, improve operating efficiencies and develop and maintain our brand to increase market share to benefit from these opportunities.

New regulation.   The banking industry continued to be impacted by regulatory changes during 2009 including several regulations that have been adopted and others that are pending. These regulatory changes encapsulate both short-term resolutions and to ensure long-term stability in the financial markets, including The Wall Street Reform and Consumer Protection Act of 2009, Real Estate Settlement Procedures Act (“RESPA”), Secure and Fair Enforcement Act (“SAFE Act”), overdraft legislation, compensation disclosures, prepayment of FDIC deposit assessments and potential consolidation of regulatory agencies. Although the full effect of these new regulations is not yet known, they are expected to have both financial and compliance repercussions. As we have seen in the past two years, there have been unintended consequences from the measures taken by the Government in an effort to stabilize the economy. In complying with new regulations, there can be no assurance that NewAlliance Bank will not be impacted in a way we cannot currently predict or mitigate, but we will continue to attempt to navigate this landscape for the long-term benefit of our shareholders.

All five of these challenges and risks—net interest margin, maintaining credit quality and rigorous risk management, deploying capital, competition and new regulation—have the potential to have a material adverse effect on NewAlliance; however, we believe NewAlliance is well positioned to appropriately address these challenges and risks.

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

We conduct a periodic review of our investment securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary for debt securities, the security is written down to a new cost basis and the amount of impairment related to the credit loss component would be reported within non-interest income in the consolidated statement of income while the remaining amount would be recognized in other comprehensive income. For equity securities, the entire other-than-temporary would be considered credit related and would be recorded in earnings.

During 2009, we recorded other-than-temporary credit impairment charges on two securities which totaled $1.4 million. At December 31, 2009, we have net unrealized gains on our available-for-sale portfolio of $45.8 million comprised of gains in the amount of $70.7 million and losses of $24.9 million. In the held-to-maturity portfolio, we have net unrealized gains of $11.6 million comprised of $11.6 million in gains and $38,000 in losses. For further discussion on other-than-temporary impairment of investments, see the “Investment Securities” section on page 46 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 5 of the Notes to Consolidated Financial Statements.
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

The Company has seven securities that are currently valued at 30.0% or more below book value that are not considered other than temporarily impaired. At December 31, 2009, these securities have a fair value of $16.3 million compared to a book value of $27.0 million.

	•	Percentage and length of time by which an issue is below book value;
	•	Financial condition and near-term prospects of the issuer including their ability to meet contractual obligations in a timely manner;
	•	Ratings of the security;
	•	Whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions;
	•	Whether the decline is due to interest rates and spreads or credit risk;
	•	The value of underlying collateral; and
•
Our intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in market value or more likely than not will be required to sell a debt security before its anticipated recovery which may be until maturity.

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

In the first quarter of fiscal 2009, we completed our annual impairment testing of goodwill using an independent valuation firm, and determined there was no impairment. Through year end, no events or circumstances subsequent to the annual testing date indicate that the carrying value of the Company’s goodwill may not be recoverable.

The carrying value of goodwill and identifiable intangible assets at December 31, 2009, was $527.2 million and $35.4 million, respectively. For further discussion on goodwill and identifiable intangible assets, see the “Goodwill and Intangible Assets” section on page 57 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 8 of the Notes to Consolidated Financial Statements.

Fair value was determined using widely accepted valuation techniques, including estimated future cash flows, comparable transactions, control premium and market peers. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

Accounting standards require testing for impairment between annual test dates if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the third quarter, given the economic climate and the Company’s market capitalization relative to book value, the Company’s management performed a review to determine if there were any triggering events which would require the Company to perform an interim goodwill impairment analysis. This review included but was not limited to potential triggering events such as the following events and circumstances:

If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. Management has evaluated the effect of lowering the estimated fair value of the reporting unit and determined that fair value would have to decline more than 10% before Step 2 of the impairment analysis would be required under accounting guidance for goodwill impairment.

	•	A significant adverse change in legal factors or business climate,
	•	An adverse action or assessment by a regulator,
	•	Unanticipated competition,
	•	A loss of key personnel,
	•	Impairment of other assets or the establishment of valuation allowances on deferred tax assets,
	•	Cash flow or operating losses at the reporting unit level,
	•	Negative current events or long-term outlooks for specific industries,
	•	Not meeting analyst expectations or internal forecasts in consecutive periods or downward adjustments to further forecasts,
	•	Planned or announced layoffs or asset dispositions,
	•	Market capitalization of the Company below its book value.

Upon consideration of the guidance on goodwill impairment and the Company’s financial position, the Company concluded that the fact that its market capitalization was below its book value at September 30, 2009 was outweighed by the lack of other triggering events and no other events or circumstances occurred that would trigger the requirement to perform an interim test for goodwill impairment.

Allowance for Loan Losses

Critical Estimates	Judgment and Uncertainties	Effect if Actual Results Differ from Assumptions

It is the policy of NewAlliance to maintain an allowance for loan losses that equals management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date.

Management follows a guiding principle that the level of the reserve should be directionally consistent with asset quality indicators. The adequacy of the allowance for loan losses is determined based upon a detailed evaluation of the portfolio and sub-portfolios through a process which considers numerous factors, including levels and direction of delinquencies, historical loss rates over the business cycle, non-performing loans and assets, risk ratings, estimated credit losses using both internal and external portfolio reviews, current economic and market conditions, concentrations, portfolio volume and mix, changes in underwriting and experience of staff.

The allowance for loan losses is reviewed and approved by the Board of Directors on a quarterly basis. For further discussion on the allowance for loan losses, see the “Allowance for Loan Losses” section on page 55 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 6 of the Notes to Consolidated Financial Statements.

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

Management uses the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s asset and liabilities. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income, to which “carryback” refund claims could be made. A valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable based on available evidence at the time the estimate is made.

Each quarter, we reevaluate our estimate related to the valuation allowance, including our assumptions about future profitability. At December 31, 2009 and December 31, 2008, our valuation allowance was $21.6 million and $30.7 million, respectively, of which $20.1 million for both years was established against the net state deferred tax asset as a result of the implementation of a Connecticut passive investment company and is not a result of assumptions about future profitability.

Because of a review of the factors discussed above related to the adequacy of the valuation allowance, our income tax expense for the year-ended December 31, 2009 included an increase in the valuation allowance attributable to capital losses of $215,000. The increase was mainly due to additional capital losses incurred in 2009. For further discussion on our deferred taxes and valuation allowance, see Note 14 of the Notes to Consolidated Financial Statements.

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

We regularly face challenges from domestic tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. For further discussion on current tax examinations, see Note 14 of Notes to Consolidated Financial Statements.

Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

Our effective income tax rate is also affected by changes in tax law, entry into new tax jurisdictions, the level of earnings and the results of tax audits.

We believe that our tax reserves reflect the probable outcomes of known contingencies. Although we think that our estimates and judgments discussed herein are reasonable, actual results may differ, which could be material to our financial statements. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would generally be recognized as a reduction in our effective income tax rate.

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

To reflect market interest rate conditions in calculating the projected benefit obligation, the pension discount rate was decreased from 6.10% at December 31, 2008 to 5.85% at December 31, 2009, and the postretirement discount rate decreased from 6.25% to 5.50% at each of these periods.

An expected rate of return on plan assets of 7.75% was utilized at December 31, 2009 and 2008.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect future pension or other postretirement obligations and expense. Continued volatility in pension expense is expected as assumed investment returns vary from actual.

A 25 basis point decrease in the discount rate would increase annual pension expense by $314,000, while a 25 basis point increase in the discount rate would decrease annual pension expense by $299,000.

A 25 basis point decrease or increase in the expected return on assets would increase or decrease annual pension expense, respectively, by $225,000.

Recent Accounting Changes

We have adopted the following new accounting pronouncements and authoritative guidance during 2009. Except as indicated, the adoption of the following pronouncements did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). The objective of SFAS No. 168 is to replace SFAS No. 162,“The Hierarchy of Generally Accepted Accounting Principles” and to establish the FASB Accounting Standards CodificationTM (“Codification” or “FASB ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). The Codification supersedes all previous level (a) through (d) GAAP, aside from non-codified FASB statements and guidance issued by the SSEC. The Codification did not change GAAP, but rather reorganized it into approximately 90 accounting topics within a consistent structure to simplify user access. Contents in each of these accounting topics are further organized by subtopic, section and paragraph. Changes to the Codification are in the form of Accounting Standards Updates issued by the FASB. An Accounting Standards Update is not authoritative; rather, it is a document that communicates the specific amendments that change the Codification and provides background information about the guidance, including the basis for conclusions on changes made to the Codification. The adoption of SFAS No. 168 and the Codification did not have a material impact on the Company’s consolidated financial statements but changed the referencing system for accounting standards from the legacy GAAP citations to codification topic numbers.

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

FASB ASC 855-10, Subsequent Events.   This guidance establishes general standards of accounting for and the disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. For further information, see Note 1 in Notes to Consolidated Financial Statements.

FASB ASC 715-20, Postretirement Benefit Plan Assets.   This guidance provides for additional disclosures about plan assets of a defined benefit pension or other postretirement plan. Pursuant to the guidance, the added disclosures include: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, this requires an employer to disclose information about the valuation of plan assets similar to that required under FASB ASC 820, Fair Value Measurements and Disclosures.   For further information, see Note 12 in Notes to Consolidated Financial Statements.

Operating Results

Table 1: Summary Income Statements

	Year Ended December 31,			Change

				2009/2008		2008/2007
(Dollars in thousands, except per share data)	2009	2008	2007	Amount	Percent	Amount	Percent

Net interest income	$203,207	$190,116	$175,037	$13,091	7%	$15,079	9%
Provision for loan losses	18,000	13,400	4,900	4,600	34	8,500	173
Non-interest income	59,246	55,896	31,165	3,350	6	24,731	79
Operating expenses	172,129	166,384	159,923	5,745	3	6,461	4
Merger related charges	84	185	2,523	(101)	(55)	(2,338)	(93)
Income before income taxes	72,240	66,043	38,856	6,197	9	27,187	70
Income tax expense	25,797	20,747	15,063	5,050	24	5,684	38

Net income	$46,443	$45,296	$23,793	$1,147	3%	$21,503	90%

Basic and diluted earnings per share	$0.47	$0.45	$0.23

Earnings Summary

Comparison of 2009 and 2008
The year 2009 was one of continued stress on the banking system, where raising capital and controlling credit costs were top priorities for the industry. Assisted by numerous Government programs, the longest and deepest economic downturn since the 1930’s appears to have abated. However, continued credit market tightness, damage to household balance sheets and lack of job security are tempering the economic recovery. NewAlliance leveraged its position of financial and credit strength and proceeded aggressively to take deposit market share, build revenue momentum and take advantage of disruption in the marketplace.

As shown in Table 1, earnings per share for the year ended December 31, 2009 increased $0.02 over the same period in 2008 primarily due to a substantial reduction in our cost of funds while gaining deposit market share, predominantly core deposits, gains on sales of mortgage-backed securities and residential mortgages. These were the main drivers behind the increases in net interest income before provision and non-interest income of $13.1 million and $3.4 million, respectively. Additionally, these increases more than offset the $4.6 million increase in the provision for loan losses due to the economic environment and loan net charge-offs, the increase in operating expenses of $5.7 million, largely due to the FDIC special assessment of $3.9 million and a $5.1 million increase in income tax expense due to higher net income along with an increase in the effective tax rate.

Comparison of 2008 and 2007
In a year that had unprecedented turmoil in the economy and financial markets, NewAlliance improved the core performance of the Company, was able to mitigate the steep declines in market interest rates with new growth and avoided vast losses in its loan and investment securities portfolios due to historically sound credit practices.

As shown in Table 1, net income was $45.3 million for the year ended December 31, 2008, an increase of $21.5 million from the year ended December 31, 2007. The largest single component for this year over year increase resulted from the securities restructuring in 2007 for which a net loss of $28.3 million ($18.4 million, net of tax) was recorded.

During the year ended December 31, 2007, NewAlliance sold approximately $759.0 million of available-for-sale securities and realized net losses totaling $28.3 million. The sale was undertaken to reduce the Company’s exposure to fixed rate assets as well as to increase the yield on the portfolio, thereby providing a prospective improvement in the net interest margin. NewAlliance replaced substantially all of the assets sold with higher yielding agency hybrid adjustable rate mortgage-backed securities.

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

Table 2: Average Balance Sheets for the Years Ended December 31, 2009, 2008 and 2007

	Twelve Months Ended December 31,

	2009			2008			2007

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,497,784	$131,119	5.25%	$2,503,135	$138,005	5.51%	$2,303,785	$127,794	5.55%
Commercial real estate	1,216,121	70,735	5.82	1,203,399	74,159	6.16	1,138,661	74,963	6.58
Commercial business	436,674	22,019	5.04	460,679	27,819	6.04	462,962	33,964	7.34
Consumer	736,764	34,207	4.64	710,132	38,984	5.49	665,433	43,802	6.58

Total loans	4,887,343	258,080	5.28	4,877,345	278,967	5.72	4,570,841	280,523	6.14
Fed funds sold and other short-term investments	92,253	387	0.42	46,211	1,209	2.62	59,340	3,172	5.35
Federal Home Loan Bank of Boston stock	120,821	-	-	118,985	4,526	3.80	105,838	6,777	6.40
Securities	2,493,186	113,332	4.55	2,238,586	114,471	5.11	2,321,527	112,808	4.86

Total securities, short-term investments and Federal Home Loan Bank stock	2,706,260	113,719	4.20	2,403,782	120,206	5.00	2,486,705	122,757	4.94

Total interest-earning assets	7,593,603	$371,799	4.90%	7,281,127	$399,173	5.48%	7,057,546	$403,280	5.71%
Non-interest earning assets	894,857			929,355			909,901

Total assets	$8,488,460			$8,210,482			$7,967,447

Interest-bearing liabilities
Deposits
Money Markets	$579,806	$9,170	1.58%	$420,972	$9,315	2.21%	$503,071	$16,979	3.38%
NOW	363,621	1,069	0.29	368,277	1,368	0.37	407,835	4,466	1.10
Savings	1,756,246	23,881	1.36	1,257,542	29,047	2.31	893,562	17,545	1.96
Certificates	1,591,055	46,561	2.93	1,792,948	64,942	3.62	2,057,327	91,943	4.47

Total interest-bearing deposits	4,290,728	80,681	1.88	3,839,739	104,672	2.73	3,861,795	130,933	3.39
Repurchase agreements	138,219	1,663	1.20	183,650	4,021	2.19	205,055	7,580	3.70
FHLB advances and other borrowings	2,038,012	86,248	4.23	2,222,615	100,364	4.52	1,932,724	89,730	4.64

Total interest-bearing liabilities	6,466,959	168,592	2.61%	6,246,004	209,057	3.35%	5,999,574	228,243	3.80%
Non-interest-bearing demand deposits	518,596			484,090			492,658
Other non-interest-bearing liabilities	95,880			73,389			71,145

Total liabilities	7,081,435			6,803,483			6,563,377
Equity	1,407,025			1,406,999			1,404,070

Total liabilities and equity	$8,488,460			$8,210,482			$7,967,447

Net interest-earning assets	$1,126,644			$1,035,123			$1,057,972

Net interest income		$203,207			$190,116			$175,037

Interest rate spread			2.29%			2.13%			1.91%
Net interest margin (net interest income as a percentage of total interest-earning assets			2.68%			2.61%			2.48%
Ratio of total interest-earning assets to total interest-bearing liabilitites			117.42%			116.57%			117.63%

Net Interest Income Analysis
Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

During 2009, the FRB left the overnight lending target rate unchanged at a range between 0.0% and 0.25%. For the twelve months ended December 31, 2008, the FRB lowered the target federal funds rate seven times, for a total decrease of 400 basis points (from 4.25% to between 0.00% and 0.25%). Decreases of 200 basis points and 25 basis points occurred during the first and second quarters of 2008, respectively, while the FRB left the overnight federal funds target rate unchanged at 2.00% for the quarter ending September 30, 2008. During the fourth quarter of 2008 the FRB reduced the target federal funds rate by 175 basis points.

Comparison of 2009 and 2008
As shown in Table 2, net interest income for the year ended December 31, 2009 was $203.2 million, an increase of $13.1 million from December 31, 2008. The increase was due to: a) the average balances of interest-earning assets outpacing the growth in interest-bearing liabilities by approximately $91.5 million; b) the repricing or maturing of interest-bearing liabilities outpacing that of interest-earning assets, thereby allowing us to reduce our cost of funds at a faster pace and c) the shift in the mix of interest-bearing liabilities from higher cost time deposits and borrowings to core deposits which reduced the cost of funds by 74 basis points. The net interest margin increased seven basis points to 2.68% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This increase was a net result of the loss of the FHLB Boston dividend and a reduction in interest-earning asset yields that were more than offset by the reduction in the costs of interest-bearing liabilities.

As a voluntary member of the FHLB, the Company is required to invest in stock of the FHLB in an amount based partly upon its outstanding advances from the FHLB. Stock is purchased at par value. Upon redemption of the stock, which is at the discretion of the FHLB, the Company would receive an amount equal to the par value of the stock. At its discretion, the FHLB may also declare dividends on its stock. No dividends have been received for the year ended December 31, 2009 compared to dividends of $4.5 million for the year ended December 31, 2008.

On February 26, 2009, the FHLB Boston advised its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and extended the moratorium on excess stock purchases, primarily due to other-than-temporary impairment charges on its private-label mortgage-backed securities investments. The FHLB Boston has stated that it expects and intends to hold its private-label mortgagebacked securities to maturity. In a letter to member banks on October 29, 2009, the FHLB Boston announced the filing of its quarterly report to the SEC and disclosed that the credit quality of the loans underlying the Bank’s portfolio of private-label mortgage-backed securities remains vulnerable to the housing and capital markets, which could result in additional losses. Accordingly, to protect its capital base and build retained earnings, the moratorium on excess stock repurchases and the quarterly dividend payout suspension continue. Also, the FHLB Boston has implemented a revised operating plan that includes certain revenue enhancement and expense reduction initiatives and the goal of the plan is to build retained earnings to an appropriate level so that they may eventually resume paying dividends and end the moratorium on excess stock repurchases. The Company does not anticipate a reinstatement of the FHLB Boston dividend in 2010. Based on these facts, the Company evaluated its FHLB Boston capital stock for potential impairment at December 31, 2009. Capital adequacy, credit ratings, the value of the stock, overall financial condition of both the Federal Home Loan Bank system (“FHLB”) and FHLB Boston as well as current economic factors were analyzed in the impairment analysis.

FHLB Boston is one of the twelve individual banks within the FHLB. Although the individual banks of the FHLB operate as separate entities, the obligations of the individual home loan banks are joint and several obligations of all twelve individual banks. Under this structure, there have been no defaults and no interest deferrals for any of the FHLB’s consolidated operations. As of September 30, 2009, the FHLB had regulatory capital of $60.4 billion and all twelve individual banks were in compliance with risk based capital rules and minimum leverage ratio requirements. FHLB Boston had regulatory capital of $3.86 billion, or 6.4% and leverage capital of 9.6% at September 30, 2009, which were above the minimum requirements of 4% and 5%, respectively.

The core operations of the FHLB and the FHLB Boston of issuing debt into the capital markets and making advances to their members remains a viable and profitable business. They continue to have ample access to liquidity through the capital markets, the investing of fed funds, term deposits and issuing member advances. Additionally, the FHLB continues to have AAA rating from both Moody’s and Standard and Poors and is not on a watchlist for downgrade. There is no indication that the stock has traded at any price below its carrying value of $100 per share. The Company therefore concluded that its position in Federal Home Loan Bank capital stock is not impaired.

Interest and dividend income decreased $27.4 million to $371.8 million at December 31, 2009 compared to $399.2 million at December 31, 2008 comprising of a decrease of $40.9 million due to rate, offset by a $13.5 million increase due to volume. The decline in rate was primarily due to a) newly originated loans and adjustable or variable rate loans that were reset at reduced rates due to the rate cuts imposed by the FRB throughout 2008, b) the absence of a quarterly dividend from the FHLB Boston and c) a decline in the average yield in the investment securities portfolio due to a decline in market interest rates resulting from the current economic conditions. Loan yields have also been negatively impacted to a lesser extent by the increase in nonperforming loans. Investment growth helped to mitigate the effect of the rate decline on interest income as the average balance increase of $302.5 million accounted for approximately $13.0 million of the increase to interest income. Due to the growth in core deposits the Company has expanded the securities portfolio primarily with purchases of adjustable rate mortgage-backed securities. The average balance of the loan portfolio increased $10.0 million for the period, which includes an increase of $23.1 million in the average balance of loans held for sale.

Given the economic and market conditions that have beset the industry over the last year, there have been fewer commercial originations that meet our underwriting criteria and although residential mortgage originations have been relatively strong, approximately half were originated at fixed rates and sold in the secondary market.

The cost of funds for the year ended December 31, 2009 decreased $40.5 million, or nearly 20.0% to $168.6 million, compared to $209.1 million for the same period a year ago. The Company’s continued strategy during this period was to reduce deposit costs and focus on the growth of core interest and non-interest-bearing deposits. The result has been a decrease of $24.0 million in deposit interest expense due to changes in the mix of deposits with net average balance growth of $451.0 million and a decrease of 85 basis points on the average rate paid. This decrease in deposit interest expense was primarily in time deposits, which decreased $18.4 million due to the declines in the average balances and average rate paid of $201.9 million and 69 basis points, respectively. Through targeted marketing campaigns and migration from maturing time deposits as they repriced at reduced rates, the Company has been able to grow core deposit average balances by a total of $652.9 million. The main driver of core deposit growth has been savings and money market accounts with an average balance increase of $498.7 million $158.8 million, respectively. Additionally, when combined with the decline in the average rate paid of 95 basis points on savings and 63 basis points on money market, interest expense decreased by $5.3 million during this period for these products.

A further benefit of the core deposit growth has been a substantial reduction in and reliance on borrowings from the FHLB. FHLB advances and other borrowing costs decreased $14.1 million due to the decline in the average balance and the average rate paid on FHLB advances of $184.6 million and 29 basis points, respectively. The Company was able to replace maturing advances with new advances at substantially lower rates or payoff maturing advances.

Comparison of 2008 and 2007
As shown in Table 2, net interest income for the year ended December 31, 2008 was $190.1 million compared to $175.0 million for the twelve months ended December 31, 2007. The increase was due to a 13 basis point increase in the net interest margin to 2.61% at December 31, 2008 from 2.48% for the same period a year ago, primarily due to the significant reduction in costs associated with higher priced certificate of deposit accounts, growth in the loan portfolio and the investment portfolio restructuring in 2007, partially offset by the effect of the decline in yield on adjustable and variable rate commercial and consumer loans.

Interest income decreased $4.1 million from the year ended December 31, 2007 and was comprised of a $17.9 million decrease due to rate, offset by a $13.8 million increase due to volume. The decline due to rate was primarily caused by the significant rate cuts enacted by the FRB in 2008 as average yields earned on loans and short-term investments decreased 42 basis points and 273 basis points, respectively and the resulting decline in dividend yields on equity securities, mainly FHLB Boston stock. Loan yields have also been negatively impacted by an increase in nonperforming loans. Slightly offsetting these rate declines was an increase in the average yield earned on the securities portfolio as a result of the 2007 restructuring. Strong loan growth, however, made the most substantial difference in mitigating the effects of the rate cuts as average loan balances increased $306.5 million, or 6.7% from the prior year. Three of the four loan categories experienced increases in average balances, with the residential real estate loan portfolio as the main driver of the growth. The increase in average balances was due to increased loan originations as the Company, with ready liquidity and capital, was able to take advantage of the pricing opportunities in our lending area due to the sustained dislocations in the credit market. We expect this trend to continue in the near term, however, as other banks regain strength after receiving infusions of capital from the EESA and begin lending again, competition will likely increase.

For the year ended December 31, 2008 as compared to 2007, the Company experienced a significant reduction in its cost of funds in the amount of $19.2 million as a shift in the mix of interest-bearing liabilities reduced the average rate paid by 45 basis points and helped to improve the net interest spread by 22 basis points. The Company’s continuing strategy has been to reduce deposit costs while being mindful of competitor pricing and focusing on growth of core deposits. The shift was away from higher costing time deposits as well as from money market and NOW deposits and into savings deposits. The “free savings” product, with an attractive interest rate, has been very successful for the Company. Although the average rate paid on savings deposits increased by 35 basis points from the prior year, the average rate paid on all interest-bearing deposits declined a net 66 basis points. For the year ended December 31, 2008, total average interest-bearing deposits declined $22.1 million, however, average interest-bearing core deposits increased $242.3 million at a much lower rate. Partially offsetting the $26.3 million decline in deposit interest expense was an increase in expense on borrowings of $7.1 million, principally due to an increase of $289.9 million in the average balance of FHLB advances and other borrowings. FHLB advances were used to fund loan growth and to counter deposit outflows that occurred primarily in the first quarter of 2008.

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

Table 3: Rate/Volume Analysis

	Twelve Months Ended			Twelve Months Ended
	December 31, 2009			December 31, 2008
	Compared to			Compared to
	Twelve Months Ended			Twelve Months Ended
	December 31, 2008			December 31, 2007

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$(6,592)	$(294)	$(6,886)	$(783)	$10,994	$10,211
Commercial real estate	(4,201)	777	(3,424)	(4,938)	4,134	(804)
Commercial business	(4,407)	(1,393)	(5,800)	(5,979)	(166)	(6,145)
Consumer	(6,195)	1,418	(4,777)	(7,619)	2,801	(4,818)

Total loans	(21,395)	508	(20,887)	(19,319)	17,763	(1,556)
Fed funds sold and other short-term investments	(1,477)	655	(822)	(1,369)	(594)	(1,963)
Federal Home Loan Bank stock	(4,595)	69	(4,526)	(3,013)	762	(2,251)
Securities	(13,427)	12,288	(1,139)	5,779	(4,116)	1,663

Total securities, short-term investments
and federal home loan bank stock	(19,499)	13,012	(6,487)	1,397	(3,948)	(2,551)

Total interest-earning assets	$(40,894)	$13,520	$(27,374)	$(17,922)	$13,815	$(4,107)

Interest-bearing liabilities
Deposits
Money market	$(3,089)	$2,944	$(145)	$(5,200)	$(2,464)	$(7,664)
NOW	(282)	(17)	(299)	(2,702)	(396)	(3,098)
Savings	(14,360)	9,194	(5,166)	3,479	8,023	11,502
Time	(11,587)	(6,794)	(18,381)	(16,091)	(10,910)	(27,001)

Total interest bearing deposits	(29,318)	5,327	(23,991)	(20,514)	(5,747)	(26,261)
Repurchase agreements	(1,523)	(835)	(2,358)	(2,834)	(725)	(3,559)
FHLB advances and other borrowings	(6,077)	(8,039)	(14,116)	(2,515)	13,149	10,634

Total interest-bearing liabilities	$(36,918)	$(3,547)	$(40,465)	$(25,863)	$6,677	$(19,186)

Increase in net interest income	$(3,976)	$17,067	$13,091	$7,941	$7,138	$15,079

Provision for Loan Losses
The provision for loan losses (“provision”) is based on management’s periodic assessment of the adequacy of the loan loss allowance which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics, the level of nonperforming loans and charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines. The provision is charged against earnings in order to maintain an allowance for loan losses that reflects management’s best estimate of probable losses inherent in the loan portfolio at the balance sheet date.

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses. Management recorded a provision of $18.0 million for the year ended December 31, 2009. The primary factors that influenced management’s decision to record this provision were the increase in nonperforming loans of $12.2 million or 31.8%, continuing trends in delinquencies, net charge-offs of $15.5 million and the ongoing support of estimated credit losses embedded in the portfolio. Further details about nonperforming loans can be found in the “Asset Quality” and “Allowance for Loan Losses” sections beginning on page 52. Future provisions may be deemed necessary if economic conditions do not improve or continue to deteriorate. A provision of $13.4 million and $4.9 million was recorded for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2009, the allowance for loan losses was $52.5 million, which represented 1.10% of total loans and 103.87% of nonperforming loans. In comparison, the allowance for loan losses was $49.9 million at December 31, 2008 representing 1.01% of total loans and 130.21% of nonperforming loans. See the “Asset Quality” and “Allowance for Loan Losses” sections located on pages 52-56 for further information regarding the Company’s credit quality.

Table 4: Non-Interest Income

	Year Ended December 31,			Change

				2009/2008		2008/2007
(Dollars in thousands)	2009	2008	2007	Amount	Percent	Amount	Percent

Depositor service charges	$27,351	$27,180	$27,941	$171	1%	$(761)	(3)%
Loan and servicing income	819	968	2,002	(149)	(15)	(1,034)	(52)
Trust fees	5,790	6,351	6,783	(561)	(9)	(432)	(6)
Investment management, brokerage & insurance fees	6,723	7,893	6,811	(1,170)	(15)	1,082	16
Bank owned life insurance	3,548	4,937	6,375	(1,389)	(28)	(1,438)	(23)
Net gain (loss) on securities	5,917	1,843	(27,542)	4,074	221	29,385	107
Mortgage origination activity & loan sale income	5,586	1,551	1,489	4,035	260	62	4
Other	3,512	5,173	7,306	(1,661)	(32)	(2,133)	(29)

Total non-interest income	$59,246	$55,896	$31,165	$3,350	6%	$24,731	79%

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

Comparison of 2009 and 2008
As displayed in Table 4, non-interest income increased $3.4 million to $59.2 million for the year ended December 31, 2009 from the prior year period. The main drivers of the increase were mortgage origination activity and loan sale income and net gain on securities. These increases were partially offset by decreases in BOLI, investment management, brokerage and insurance fees, trust fees and other income.

•
Mortgage origination activity and loan sale income increased $4.0 million due to a greater number of mortgage loans originated for sale and sold in the secondary market during the year and the effect of originations that were in the pipeline at December 31, 2009 under commitments to be sold. The increased origination activity has been driven by the low interest rate environment and the continued dislocation in the credit markets which has reduced the number of competitors in the short term.

•
Net gain on securities increased due to the gains recorded on the sale of mortgage-backed securities. These securities were sold at a premium and were sold in order to reduce prepayment risk, to reduce high price premium risk and to fund the pay-off of maturing FHLB advances primarily earlier in the year. The increase in the net gain on securities is also due to the prior year impairment charges related to an investment in a trust preferred equity security in a regional bank and two preferred equity securities issued by Freddie Mac and Lehman Brothers. Partially offsetting the net gain on the sale of investments was other-than-temporary impairments recorded against the Company’s investment in an adjustable rate mortgage mutual fund and a pooled trust preferred security.

•
Trust fees declined primarily due to a decrease in the year-to-date average assets under management. The assets under management declined primarily as a result of the decline in the market value of the assets, which caused the reduction in the amount of management fees earned. Assets under management have begun to rebound in the second half of the year evidenced by the recent market improvement.

•	Investment management, brokerage and insurance fees declined due to prevailing depressed market conditions and the ongoing lack of consumer confidence in longer-term investment choices.

•	BOLI income decreased due to a decline in the average yield earned as a result of current market interest rates.

•
Other income decreased due to: a) net loss of $575,000 recorded on limited partnerships during 2009 due to the decline in the fair-value of the underlying investments compared to a net loss of $30,000 recorded in 2008, b) a decrease of approximately $380,000 in amounts earned on the outstanding balances of bank checks processed by a third-party vendor due to the decline in market interest rates and c) the prior year receipt of approximately $500,000 from the partial redemption of the Company’s stake in Visa Inc., following Visa’s initial public offering.

Comparison of 2008 and 2007
As displayed in Table 4, non-interest income increased $24.7 million to $55.9 million compared to $31.2 million for the year ended December 31, 2007. The increase in non-interest income was primarily attributable to the 2007 investment portfolio restructuring that resulted in a net loss recorded in 2007 of $28.3 million. Excluding the investment restructuring, non-interest income declined $3.5 million primarily due to decreases in depositor service charges, loan and servicing income, BOLI and other income, partially offset by increases in net gain/loss on securities and investment management, brokerage and insurance fees.

•
Depositor service charges decreased due to a decline in overdraft fees, point of sale fees and inactive and dormant account fees. The Company eliminated debit card point-of-sale, inactive and dormant account service charges during the first quarter of 2008 for promotional and competitive reasons, while overdraft fees declined due to volume. These decreases were partially offset by increased check card revenue resulting from expanded card usage due in part to a “rewards” program initiated in 2008, which offers cash rewards to customers who use their check card, and an increase in merchant services income.

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

•
Net gain on securities increased $29.4 million primarily due to the restructuring in 2007 which resulted in a total charge of $28.3 million. Excluding the restructuring, net gain on securities increased $1.1 million due to gains recorded on the sale of mortgage-backed securities. These securities were sold at a premium and were sold in order to reduce prepayment and duration risk. Partially offsetting the gain on mortgage-backed securities were other-than-temporary impairment charges of $2.7 million and losses recorded on the sale of bank stocks in the second quarter of 2008. The impairment charges primarily relate to an investment in a trust preferred equity security issued by a regional bank in the amount of $1.6 million and for preferred equity securities issued by Freddie Mac and Lehman Brothers in the amounts of $850,000 and $195,000, respectively, due to their sudden loss in market value.

The Company did not expect the financial position of the regional bank or the current price of its security to improve meaningfully over the near term and also considered its market price to reflect enhanced risk in the timely realization of cashflows and it was, therefore, written down to market value through the income statement.

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

Table 5: Non-Interest Expense

	Year Ended December 31,			Change

				2009/2008		2008/2007
(Dollars in thousands)	2009	2008	2007	Amount	Percent	Amount	Percent

Salaries and employee benefits	$89,646	$91,687	$84,513	$(2,041)	(2)%	$7,174	8%
Occupancy	18,202	18,091	17,338	111	1	753	4
Furniture and fixtures	5,808	6,550	6,874	(742)	(11)	(324)	(5)
Outside services	20,098	19,314	17,142	784	4	2,172	13
Advertising, public relations,
and sponsorships	5,664	6,152	7,667	(488)	(8)	(1,515)	(20)
Amortization of identifiable
intangible assets	8,501	9,456	11,682	(955)	(10)	(2,226)	(19)
Merger related charges	84	185	2,523	(101)	(55)	(2,338)	(93)
FDIC insurance premiums	10,479	721	549	9,758	1,353	172	31
Other	13,731	14,413	14,158	(682)	(5)	255	2

Total non-interest expense	$172,213	$166,569	$162,446	$5,644	3%	$4,123	3%

Non-Interest Expense Analysis

Comparison of 2009 and 2008
As displayed in Table 5, non-interest expense increased $5.6 million to $172.2 million for the year ended December 31, 2009 from $166.6 million for the same period a year ago. The main driver of the increase was the FDIC insurance premium. There was also an increase in outside services; however, there was a reduction in expenses associated with the majority of all other non-interest expense categories.

•
FDIC insurance premium expense increased $9.8 million from last year due to: a) a seven basis point increase in the assessment rate in the first quarter of 2009 and an additional two basis point increase in the assessment rate bringing the rate to fourteen basis points for the second quarter through the remainder of 2009, b) the exhaustion of the Company’s one-time credit established by the Federal Deposit Insurance Reform Act of 2005 in the first quarter of 2009 and c) the special assessment in the second quarter of 2009 of $3.9 million imposed by the FDIC to provide for replenishment of the Deposit Insurance Fund. In addition, the FDIC required institutions to prepay their regular risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009 which amounted to approximately $27.5 million. Included in the prepaid assessment was approximately $1.7 million, which was recorded as expense in 2009.

•	Outside services increased primarily due to consulting costs associated with strategic planning initiatives and mortgage consulting costs.

•
Salaries and employee benefits decreased as a result of reduced stock option expense as the majority of options granted to date became fully vested on December 31, 2008 and a decrease in restricted stock expense due to the retirement of executive officers in 2009 and 2008. Salary expense also decreased due to a prior year severance payment for an executive who is no longer with the Company, which was partially offset by current year severance payments.

Partially offsetting the decreases were increased bonus accruals, an increase in pension plan expense due to the decline in the value of the pension assets and changes in assumptions for 2009 and additional expense in 2009 related to the Supplemental Executive Retirement Plan (“SERP”) of approximately $1.9 million resulting from the retirement of an executive officer in May 2009 and an unfavorable change in the discount rate associated with the measurement of the plan at December 31, 2009.

We expect to record additional SERP expense in 2010 of approximately $1.3 million due to the retirement of an executive officer in January 2010 and pension expense is expected to increase approximately $1.0 million due to a decline in the discount rate for 2010.

•
Advertising, public relations and sponsorships declined primarily due to a reduction in expenses related to various media advertising and bonus campaigns to promote an array of business and consumer products. During the second half of 2009, advertising has picked up and we expect this trend to continue into 2010 due to planned media campaigns.

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

•
Other expenses decreased due to reductions in general operating expenses partially offset by an increase in other real estate owned expenses as a result of the increased number of foreclosed properties.

Comparison of 2008 and 2007
As displayed in Table 5, non-interest expense increased $4.1 million to $166.6 million for the year ended December 31, 2008 from $162.4 million for the year ended December 31, 2007. The main drivers of the increase were salaries and employee benefits and outside services, partially offset by decreases in amortization of identifiable intangible assets, merger related charges, and advertising, public relations and sponsorships.

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

These increases were partially offset by a decrease in charges associated with the 2005 Long-Term Compensation Plan (“LTCP”) for executives that are no longer with the Company and a decrease in Employee stock ownership plan expense due to the decline in the Company’s average year-to-date stock price.

•
Outside services increased due to consulting costs associated with the implementation of a performance optimization project in an effort to enhance the overall effectiveness and revenue performance of the Company. During 2008 consulting costs for this project were approximately $1.7 million. Outside services also increased due to charges incurred for outsourcing general internal audit work, legal and consulting costs related to human resources, partially offset by a decline in data processing expenses.

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

Income Tax Expense
Income tax expense for 2009, 2008 and 2007 was $25.8 million, $20.7 million and $15.1 million, respectively. The effective tax rates for the years ended 2009, 2008 and 2007 were 35.7%, 31.4%, and 38.8% respectively. The change in the effective tax rate for the year ended December 31, 2009 in comparison to the year ended December 31, 2008 was due to an additional state tax liability as a result of new Massachusetts legislation enacted in 2008 but effective in 2009, an increase in 2009 of estimated non-deductible excess remuneration pursuant to Internal Revenue Code Section 162(m), the reduction in 2009 of favorable permanent differences, including bank-owned life insurance income and the dividends received deduction, and the recognition in 2008 of the reversal of $991,000 of unrecognized tax benefits for tax positions of prior years resulting from the settlement of the IRS audit in the first quarter of 2008.

The change in the effective tax rate for the year ended December 31, 2008 in comparison to the year ended December 31, 2007 was primarily due to the $3.6 million increase in the valuation allowance required for the charitable contribution carryforward in 2007 and the reduction of $991,000 of unrecognized tax benefits for tax positions of prior years resulting from the settlement of the IRS audit in the first quarter of 2008.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition Summary
From December 31, 2008 to December 31, 2009, total assets increased approximately $134.8 million mainly due to an increase in investments, partially offset by a decline in loans. Liabilities increased $81.1 million due to increases in deposits, partially offset by a decrease in borrowings. Stockholders’ equity increased $53.7 million to $1.43 billion due primarily to net income for the year ended December 31, 2009 and an increase in accumulated other comprehensive income due to the increase in the net unrealized gains on the investment portfolio, net of tax and an increase to recognize the year-over-year change in the funded position of the Company’s pension plans. These increases are partially offset by dividends declared and treasury shares acquired.

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

Table 6: Investment Securities

	December 31, 2009		December 31, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$597	$597	$596	$597	$1,092	$1,095
U.S. Government sponsored enterprise obligations	198,692	199,730	228,844	233,349	201,408	202,059
Corporate obligations	8,139	8,517	8,178	7,946	22,531	22,515
Other bonds and obligations	14,625	13,234	17,654	15,449	19,853	19,634
Auction rate certficates	27,550	24,795	28,000	23,479	33,000	33,000
Marketable equity securities	8,567	8,783	19,039	19,134	36,204	35,634
Trust preferred equity securities	48,754	33,296	47,708	31,265	50,339	47,832
Private label residential mortgage-backed securities	23,871	20,856	33,027	25,136	45,415	45,519
Residential mortgage-backed securities	1,951,297	2,018,047	1,543,403	1,572,207	1,661,551	1,679,973

Total available for sale	2,282,092	2,327,855	1,926,449	1,928,562	2,071,393	2,087,261

Held to maturity
Residential mortgage-backed securities	230,596	240,956	299,222	308,016	282,887	286,968
Other bonds	10,170	10,375	10,560	10,746	7,585	7,577

Total held to maturity	240,766	251,331	309,782	318,762	290,472	294,545

Total securities	$2,522,858	$2,579,186	$2,236,231	$2,247,324	$2,361,865	$2,381,806

At December 31, 2009, the Company had total investments of $2.57 billion, or 30.4%, of total assets. The increase of $330.3 million, from $2.24 billion at December 31, 2008 was primarily the result of purchasing mortgage-backed securities. The Company’s increase in the investment portfolio was funded primarily by the growth in deposits and loan principal repayments. While the Company prefers lending as the primary use of its excess cash flows, the investment portfolio serves a secondary role in generating revenue while managing interest-rate risk and liquidity.

The available for sale and held to maturity securities portfolios are primarily composed of mortgage-backed securities. At December 31, 2009, mortgage-backed securities comprised 87.6% and 95.8% of the total available for sale and held to maturity securities portfolios, respectively, the majority of which are issued by Fannie Mae and Freddie Mac. The duration of the mortgage-backed securities portfolio was 1.62 years at December 31, 2009 compared to 1.55 years at December 31, 2008.

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

FASB guidance requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2009, $2.33 billion, or 90.6% of the portfolio, was classified as available for sale and $240.8 million of the portfolio was classified as held to maturity. The Company believes that the high concentration of securities available for sale allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objectives of optimizing profitability and mitigating interest rate risk. Securities available for sale are carried at estimated fair value. Additional information about fair value measurements can be found in Note 3 of the Notes to Consolidated Financial Statements.

During the second quarter of 2009 new other-than-temporary impairment (“OTTI”) guidance, FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments, was adopted and, for debt securities, requires that credit related OTTI be recognized in earnings while non-credit related OTTI be recognized in other comprehensive income (“OCI”) unless there is intent to sell or are required to sell. The new guidance also requires that previously recorded impairment charges that do not relate to a credit loss be reclassified from retained earnings to accumulated other comprehensive income (“AOCI”). Therefore, during the quarter ended June 30, 2009, the Company reclassified the non-credit related portion of a previously recorded OTTI loss, as described below. Also during 2009, the Company recorded current OTTI losses on two securities in accordance with this new guidance, both of which are described below.

During 2008, one of the “individual name” trust preferred securities was deemed to be other-than-temporarily impaired and a charge of $1.6 million was recorded in the third quarter. Upon the adoption of the OTTI guidance discussed above, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased AOCI by $1.6 million, or $1.0 million, net of tax.

A credit related OTTI loss in the amount of $816,000 was recorded against the Company’s position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities. During the second quarter of 2009, the fund experienced its first realized loss on a mortgage investment and management determined that the dollar amount of securities carrying a rating of CCC or lower had increased. This decrease in the credit quality of the securities coupled with the loss recognized by the fund, resulted in management’s determination that the fund was other-than-temporarily impaired and a credit impairment of $626,000 was recorded. The credit-related impairment was determined by applying the midpoint of the estimated default rates of CCC, CC and C rated securities to the investments in the portfolio and adjusting the par value downward by these estimated losses. A white paper written by one of the rating agencies outlining estimated default ranges on residential private mortgage-backed securities based upon credit rating was utilized by the Company for its analysis. The non-credit related OTTI was $1.9 million, or $1.2 million, net of tax, and was recognized in OCI. In December 2009, an additional credit impairment was recorded in the amount of $190,000 and was determined using the same methodology. As of December 31, 2009, the fund has a current book value of $8.1 million. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities.

A credit related OTTI loss in the amount of $581,000 was recorded on a pooled trust preferred security in December 2009 based on cash flow analyses. The Company received nine cash flow scenarios from the underwriter which were utilized by management to analyze this security for potential OTTI. The nine scenarios covered various default rates, recovery rates and prepayment options over different time periods. Two of the nine cash flow analyses indicated impairment over the life of the security. The driver of the indicated impairment was the recovery rate, which was modeled at 0% in these two cash flow scenarios. As the severity of the estimated loss in these two cash flow scenarios doubled since the prior OTTI analysis in the third quarter of 2009 and due to the fact that the past history of the security indicates that there have not been any recoveries to date from securities that have defaulted, the Company recorded a credit-related impairment charge. The credit impairment represents the average loss of the two negative cash flow analyses. The non-credit related impairment of $1.2 million, or $748,000, net of tax, was recognized in OCI. After the write-down, the cost basis of the security was $1.4 million at December 31, 2009. There is no intent to sell nor is it more likely than not that the Company will be required to sell this security.

The net unrealized gain on securities classified as available for sale as of December 31, 2009 was $45.8 million compared to an unrealized gain of $2.1 million as of December 31, 2008. The appreciation in the market value of securities available for sale was primarily due to the increase in the fair value of mortgage-backed securities and the unrealized gains on the mortgage backed securities purchased during the year, partially offset by gains on securities sold. The net unrealized gain on the available for sale investment portfolio, that is primarily within the mortgage-backed securities, is partially offset by unrealized losses on trust preferred equity securities and privately issued mortgage-backed securities. The changes in unrealized gains and losses on the investment portfolio are primarily due to credit spreads, liquidity and fluctuations in market interest rates during the period.

The net unrealized gain on mortgage-backed securities is primarily from agency mortgage-backed securities issued by FNMA and FHLMC, partially offset by unrealized losses on mortgage-backed securities issued by private institutions. The unrealized gain on agency mortgage-backed securities is due to the general decline in interest rates and the tightening in mortgage-backed security spreads. Spreads have tightened in part due to programs initiated by the Federal Reserve to purchase the direct obligations of housing-related

GSE’s, Fannie Mae, Freddie Mac, and the FHLB’s, and mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The goal of these purchases has been to maintain lower long-term fixed mortgage rates to stimulate the housing market and improve the overall conditions in private credit markets. These programs consist of the FRB purchasing a total of $1.25 trillion of agency mortgage-backed securities and up to $175 billion of agency debt.

The unrealized loss on mortgage-backed securities primarily relates to securities issued by private institutions and is primarily concentrated in one BBB rated private-label mortgage-backed security which is substantially paid down, well seasoned and of an earlier vintage that has not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. Widening in non-agency mortgage spreads is the primary factor for the unrealized losses reported on private label mortgage-backed securities. None of the securities are backed by subprime mortgage loans and none have suffered losses. One of the private issue securities was downgraded to BBB during the third quarter of 2009 and the remaining securities are rated AAA. All are still paying principal and interest and are expected to continue to pay their contractual cash flows. The Company does not have any commercial mortgage-backed securities. Management’s review of the above factors and issuer specific data concluded that these private-label mortgage-backed securities are not other-than-temporarily impaired.

The unrealized losses on other bonds and obligations primarily relates to the non-credit related OTTI loss on a position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products. Although the fund has experienced declines in credit ratings since the beginning of the year, it was not due to customer redemptions or forced selling of the investments. The fund recorded its first loss which factored into management’s determination that the fund was other-than-temporarily impaired. As discussed above, a credit related OTTI loss of $816,000 was recorded through earnings during the year ended December 31, 2009. The fund carries a market value to book value ratio of 81.21%, a weighted average underlying investment credit rating of A+ and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities.

The unrealized losses on auction rate certificates relate to certificates issued by an investment banking firm and are pools of government-guaranteed student loans that are issued by state student loan departments. In the first half of 2008, the auction process for auction rate certificates began to freeze resulting from the problems in the credit markets. These securities are currently rated AAA and are still paying their contractual cash flows and are expected to continue to pay their contractual cash flows. Management has concluded that no other-than-temporary impairment exists as of December 31, 2009. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities. In 2008, the underwriter entered into a settlement agreement with several state regulatory agencies, whereby they have agreed to repurchase these certificates from both their retail and institutional customers at par. The institutional buy-back of these securities is scheduled on or around June 30, 2010.

Trust preferred securities are comprised of two pooled trust preferreds with an amortized cost of $6.1 million, one of which is rated BB and the other is rated BBB-. The remaining $42.6 million are comprised of twelve “individual names” issues with the following ratings: $6.0 million rated A to A-, $14.5 million rated BBB+ and $22.1 million rated BB to BB+. Except for the BB rated pooled trust preferred security, the unrealized losses reported for trust preferred equity securities relate to the financial and liquidity stresses in the fixed income markets. Although the ratings on some issues have been reduced since December 31, 2008, all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferreds and the “individual names” trust preferred equity securities was completed which included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. As discussed above, a credit related OTTI loss of $581,000 was recorded through earnings during the year ended December 31, 2009 on one of the pooled trust preferred securities.

Management has performed a review of all investments with unrealized losses and determined that no other investments had credit related other-than-temporary impairment. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of these securities within the time necessary to recover the unrealized losses which may be until maturity. The Company does not plan on investing in securities backed by subprime mortgage collateral.

The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of the Company’s investment portfolio as of December 31, 2009. In the case of mortgage-backed securities, the table shows the securities by their contractual maturities; however, there are scheduled principal payments and there will be unscheduled prepayments prior to their contractual maturity. Income on obligations of states and political subdivisions are taxable and no yield adjustment for dividend receivable deduction is made because it is not material.

Table 7: Investment Maturities Schedule

	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	average	Amortized	average	Amortized	average	Amortized	average	Amortized	average
(Dollars in thousands)	cost	yield	cost	yield	cost	yield	cost	yield	cost	yield

Available for sale
U.S. Treasury obligations	$597	0.29%	$-	-%	$-	-%	$-	-%	$597	0.29%
U.S. Government sponsored enterprise obligations	44,404	3.07	96,379	2.26	55,273	3.95	2,636	3.15	198,692	2.91
Corporate obligations	-	-	8,139	5.09	-	-	-	-	8,139	5.09
Other bonds and obligations	1,590	3.64	2,690	4.93	2,269	5.82	8,076	3.04	14,625	3.88
Auction rate certificates	27,550	1.47	-	-	-	-	-	-	27,550	1.47
Marketable equity securities	8,567	0.72	-	-	-	-	-	-	8,567	0.72
Trust preferred equity securities	-	-	-	-	-	-	48,754	1.49	48,754	1.49
Private label residential mortgage backed securities	-	-	-	-	-	-	23,871	4.15	23,871	4.15
Residential mortgage-backed securities	-	-	65	3.60	-	-	1,951,232	4.46	1,951,297	4.46

Total available for sale	82,708	2.28	107,273	2.54	57,542	4.02	2,034,569	4.37	2,282,092	4.20

Held to maturity
Residential mortgage-backed securities	-	-	-	-	54,132	5.66	176,464	5.00	230,596	5.16
Other bonds	1,780	4.56	6,840	4.66	550	5.55	1,000	5.15	10,170	4.74

Total held to maturity	1,780	4.56	6,840	4.66	54,682	5.66	177,464	5.00	240,766	5.15

Total securities	$84,488	2.33%	$114,113	2.67%	$112,224	4.82%	$2,212,033	4.42%	$2,522,858	4.29%

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

The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:

Table 8: Loan Portfolio Analysis

	December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005

		Percent		Percent		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Residential real estate	$2,382,514	50.0%	$2,524,638	50.9%	$2,360,921	49.9%	$1,916,551	50.1%	$1,638,409	50.0%
Residential real estate construction	13,789	0.3	21,380	0.4	29,023	0.6	8,097	0.2	12,118	0.4

Total residential real estate	2,396,303	50.3	2,546,018	51.3	2,389,944	50.5	1,924,648	50.3	1,650,527	50.4

Commercial real estate	1,100,880	23.1	1,077,200	21.7	947,185	20.1	785,811	20.5	670,719	20.4
Commercial real estate construction	132,370	2.8	143,610	2.9	247,428	5.2	174,813	4.6	97,863	3.0

Total commercial real estate	1,233,250	25.9	1,220,810	24.6	1,194,613	25.3	960,624	25.1	768,582	23.4
Commercial business	411,211	8.6	458,952	9.2	457,745	9.7	350,507	9.2	314,562	9.6
Home equity and equity lines of credit	705,673	14.9	714,444	14.4	652,107	13.8	570,493	14.9	520,290	15.9
Other consumer	15,608	0.3	22,561	0.5	33,560	0.7	16,604	0.4	22,745	0.7

Total consumer loans	721,281	15.2	737,005	14.9	685,667	14.5	587,097	15.4	543,035	16.6

Total loans	4,762,045	100.0%	4,962,785	100.0%	4,727,969	100.0%	3,822,876	100.0%	3,276,706	100.0%

Allowance for loan losses	(52,463)		(49,911)		(43,813)		(37,408)		(35,552)

Loans, net	$4,709,582		$4,912,874		$4,684,156		$3,785,468		$3,241,154

As shown in Table 8, gross loans were $4.76 billion, down $200.7 million, at December 31, 2009 from year-end 2008. The Company experienced a decrease in most loan categories due to higher levels of residential mortgage prepayments and reduced business and consumer loan demand.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of December 31, 2009, comprising over fifty percent of total loans. The decrease of $149.7 million from December 31, 2008 was primarily due to prepayments outweighing new originations for the portfolio during the year. This is attributable to the decline in interest rates to historically low levels resulting in customer refinancing to lock-in fixed rate mortgages. Although the Company had record originations of both adjustable and fixed rate mortgages of $1.04 billion during the year, approximately $567.7 million was originated for portfolio and the remainder was sold in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 15 years or more. During the third quarter of 2009, the Company began to retain in its portfolio 30 year jumbo fixed rate residential mortgage originations and for 2009 these originations totaled approximately $7.4 million. The Company anticipates that mortgage origination activity will continue to be robust while interest rates remain low, but likely not at the 2009 levels. The residential real estate loan portfolio has a weighted average FICO score of 748 and a current estimated weighted loan to value ratio of 59%. Included in residential real estate is a purchased portfolio, which is made up of prime loans individually re-underwritten by the Company to our underwriting criteria, and includes adjustable-rate and 10 and 15 year fixed-rate residential real estate loans with property locations throughout the United States with no significant exposure in any particular state. At December 31, 2009 the Company’s purchased portfolio had an outstanding balance of approximately $498.7 million with the largest concentration in our footprint of Connecticut and Massachusetts at 18.7%, followed by California and New York, which each make up approximately 13.5%. NewAlliance plans on resuming purchases when loan pools are available that meet its criteria.

Commercial real estate loans increased $12.4 million and commercial business loans decreased $47.7 million from December 31, 2008. In general, loan growth has slowed due to current economic conditions. Originations, especially during the first half of 2009, were dominated by financing requests from current customers and less from new customers. This was due, in part, to fewer opportunities that met our underwriting and credit quality standards. More opportunities are emerging in the form of refinances away from larger national banks as they have been internally focused or are targeting an up market customer base. This has led mid-sized businesses to look to regional community banks for relationship banking and personalized lending services.

The commercial construction portfolio of $132.4 million includes approximately $29.3 million of loans to commercial borrowers for residential housing development, $11.5 million of which are for condominium projects. The decrease in commercial construction of $11.2 million is due to a decrease in residential housing development loans through a negotiated settlement, paydowns and further charge-offs on nonperforming condominium projects, partly offset by originations of commercial construction to permanent loans.

Although the Company’s commercial portfolios have declined, our long term strategy continues to be that of building a larger percentage of the Company’s assets in commercial loans including real estate and other business loans. In the fourth quarter of 2009, the Company formed an asset-based lending business. Asset-based lending expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets. An asset-based loan is collateralized with a customer’s balance sheet assets, which are considered the primary source of loan repayment. This type of financing is particularly attractive to start-up and growth companies, as well as those in restructuring, turn-around, or other financially distressed situations that result in the inability to secure traditional commercial lending. We remain an active commercial lender and will continue promoting strong business development efforts to obtain new business banking relationships, while maintaining strong credit quality and profitability. We believe that our status as a healthy regional community bank focused on relationship banking bodes well for us to retain customers and to be a source for new businesses.

Home equity loans and lines of credit decreased $8.8 million from December 31, 2008 to December 31, 2009. The Company continues to offer competitive pricing and is committed to growing this loan segment while maintaining credit quality. However, as a result of the interest rate environment during 2009, consumer demand shifted to residential mortgages and away from home equity products, attributing to the year over year decline in the portfolio. The weighted average FICO score and current estimated weighted combined loan to value ratio for home equity loans and lines of credit is 748 and 65%, respectively. Lending has been from organic originations in the Company’s market area, none of which is subprime.

Selected Loan Maturities
The following table shows the contractual maturity of the Company’s construction and commercial business loan portfolios at December 31, 2009.

Table 9: Contractual Maturities and Interest Rate Sensitivity of Selected Loan Categories

	Real Estate	Commercial
(In thousands)	Construction	Business	Total

Amounts due
One year or less	$118,447	$159,377	$277,824
Over one year through five years	27,712	152,626	180,338
Over five years	-	99,208	99,208

Total	$146,159	$411,211	$557,370

Interest rate terms on amounts due after one year
Fixed	$1,072	$145,137	$146,209
Adjustable	26,640	106,697	133,337

Total	$27,712	$251,834	$279,546

Higher-Risk Loans

The loan portfolio segments that we consider to have the highest risk are construction loans to commercial developers for residential development and a small segment of our residential real estate loans, $11.5 million of which are for condominium projects. The Company has a carrying value of $29.3 million of commercial construction loans for residential development. All of these loans are collateralized and carry a reserve allocation of approximately $3.8 million. This segment has total delinquencies of $2.5 million, all of which are in the over 90 day category.

Within the residential portfolio, management uses two main early warning techniques to more closely monitor credit deterioration. The Company uses a matrix to identify where the concentration of outstanding loans fall in the risk continuum. This matrix is constructed using estimated current loan-to-value ranges (current balance LTV adjusted for estimated appreciation or depreciation in the appraised value) and the latest available FICO score ranges (rescored quarterly). The Company considers loans with an estimated current loan-to-value ratio above 80% and a FICO score less than 620 to be higher-risk. Once identified, the higher-risk loans are then reviewed by the Special Assets department to determine what, if any, action should be taken to mitigate possible loss exposure. At December 31, 2009, higher-risk loans comprised approximately $41.0 million, or 1.7% of the residential real estate portfolio. The Company also tracks loans that have a FICO score that has declined 20 points or more and are below 660. As of December 31, 2009 loans meeting this criteria represent approximately $60.0 million, or 2.5% of the residential portfolio.

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

As displayed in Table 10, nonperforming assets at December 31, 2009 increased to $54.2 million compared to $40.4 million at December 31, 2008. The increase is primarily due to loans secured by residential one-to-four family loans and commercial business loans, partially offset by a decline in commercial real estate and commercial construction loans.

The increase in nonperforming residential loans of $18.5 million was due to current economic conditions including factors such as the rise in unemployment rates reaching a twenty-six year high and the continued softness in the real estate market. The residential nonperforming category totaled $31.1 million, representing 1.30% of the total residential portfolio, just over half of which have property locations in Connecticut and Massachusetts. The Company routinely updates FICO scores and LTV ratios and continues to originate loans with superior credit characteristics. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans. There are approximately $3.3 million in restructured loans which have been modified from their original contractual terms and are included in nonperforming residential loans.

In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain real estate loans. Contractual terms may be modified to fit the ability of the borrower to repay in line with their current financial status which may be a reduction in interest rate to market rate or below, a change in the term, movement of the past due amounts to the back end of the loan or refinance. Loans are placed on nonaccrual status upon being restructured, even if they were not previously. The Bank’s policy to restore a loan to performing status includes the receipt of regular payments, generally for period of six months.

The increase in nonperforming commercial business loans was primarily due to the general deterioration of economic conditions that have led to the inability of some businesses to properly service their debt.

The decline in nonperforming commercial real estate and commercial construction loans primarily relates to charge-offs recorded against a number of loans, note sales and pay-downs, the majority of which were condominium projects within the residential housing development segment. As of December 31, 2009, the construction to permanent segment of commercial construction loans had no delinquencies or nonaccruals.

Activity in the housing sector has increased over recent months and household spending appears to be expanding but remains constrained by ongoing job losses, sluggish income growth, lower housing wealth, and tight credit. If unfavorable economic and real estate market conditions persist or deteriorate further, there will be added stress on our loan portfolios. The Company believes, however, that its historical practice of prudent underwriting, the relatively modest size of its residential construction portfolio and strong average FICO scores combined with low weighted average loan to value ratios associated with its residential portfolio are significant advantages in keeping asset quality manageable. Nonperforming loans as a percent of total loans outstanding at December 31, 2009 were 1.06%, compared to 0.77% at December 31, 2008.

Table 10: Nonperforming Assets

	At December 31,

(Dollars in thousands)	2009	2008	2007	2006	2005

Nonperforming loans (1)
Real estate loans
Residential (one- to four- family)	$31,140	$12,634	$4,837	$1,716	$1,808
Commercial real estate	6,136	8,201	3,414	2,815	830
Commercial construction	2,459	10,234	2,382	4,091	2,059

Total real estate loans	39,735	31,069	10,633	8,622	4,697
Commercial business	8,497	5,863	4,912	3,337	2,446
Consumer loans
Home equity and equity lines of credit	2,187	1,304	606	467	29
Other consumer	88	95	235	42	219

Total consumer	2,275	1,399	841	509	248

Total nonperforming loans	50,507	38,331	16,386	12,468	7,391
Real estate owned	3,705	2,023	897	-	-

Total nonperforming assets	$54,212	$40,354	$17,283	$12,468	$7,391

Allowance for loan losses as a percent of total loans (2)	1.10%	1.01%	0.93%	0.98%	1.08%
Allowance for loan losses as a percent of nonperforming loans	103.87%	130.21%	267.38%	300.03%	481.02%
Nonperforming loans as a percent of total loans (2)	1.06%	0.77%	0.35%	0.33%	0.23%
Nonperforming assets as a percent of total assets	0.64%	0.49%	0.21%	0.17%	0.11%

Troubled debt restructured loans included in nonaccruing loans above	$3,294	$-	$-	$-	$-

(1)	Nonperforming loans include all loans 90 days or more past due, restructured loans due to a weakening in the financial condition of the borrower and other loans for which have been identified by the Company as presenting uncertainty with respect to the collectability of principal or interest. All of the Company’s non-performing loans do not accrue interest.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and net unamortized premium on acquired loans.

The following tables set forth delinquencies for 30–89 days and 90 days or more in the Company’s loan portfolio as of the dates indicated:

Table 11: Selected Loan Delinquencies

	At December 31,

	2009		2008		2007

	30-89 Days		30-89 Days		30-89 Days

	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
(Dollars in thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans

Real estate loans
Residential	76	$15,924	70	$12,913	55	$6,837
Commercial	5	1,181	7	2,993	11	2,406
Commercial construction	1	1,309	-	-	-	-

Total real estate loans	82	18,414	77	15,906	66	9,243
Commercial business	23	1,167	32	3,203	38	1,448
Consumer
Home equity	48	2,679	49	2,885	32	2,160
Other consumer	94	460	61	489	92	578

Total consumer	142	3,139	110	3,374	124	2,738

Total	247	$22,720	219	$22,483	228	$13,429

Delinquent loans to total loans (1)		0.48%		0.45%		0.28%

	At December 31,

	2009		2008		2007

	90 Days or More		90 Days or More		90 Days or More

	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
(Dollars in thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans

Real estate loans
Residential	168	$31,140	63	$12,634	30	$4,837
Commercial	17	6,136	7	8,201	9	3,414
Commercial construction	5	2,459	10	10,234	3	2,382

Total real estate loans	190	39,735	80	31,069	42	10,633
Commercial business	73	8,497	46	5,863	46	4,912
Consumer
Home equity	38	2,187	22	1,304	8	606
Other consumer	11	88	20	95	33	235

Total consumer	49	2,275	42	1,399	41	841

Total	312	$50,507	168	$38,331	129	$16,386

Delinquent loans to total loans (1)		1.06%		0.77%		0.35%

(1)
The table of delinquencies does not include guaranteed U.S. Government Certificates totaling $3.2 million, of which $2.8 million is 30 – 89 days delinquent and $477,000 is delinquent 90 days or more and non-accruing at December 31, 2009. The delinquent loans to total loans ratio, including these loans would be 0.54% and 1.07%, for the 30 – 89 days and 90 days or more categories, respectively, at December 31, 2009.

Other Real Estate Owned
The Company classifies property acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure as other real estate owned in its financial statements. When a property is placed in other real estate owned, the excess of the loan balance over the estimated fair market value of the collateral, based on a recent appraisal, is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less the estimated costs to sell the property. Management inspects all other real estate owned properties periodically. Subsequent writedowns in the carrying value of other real estate owned are charged to expense if the carrying value exceeds the estimated fair value. At December 31, 2009, the Company had $3.7 million in other real estate owned. Due to current market conditions the Company does expect foreclosure activity to increase moderately in 2010.

Classification of Assets and Loan Review
An internal risk rating system is used to monitor and evaluate the credit risk inherent in the commercial, commercial real estate and commercial construction loan portfolios. Under our internal risk rating system, we currently identify criticized loans as “special mention,” “substandard,” “doubtful” or “loss”. On a quarterly basis, a Criticized Asset Committee composed of senior officers meet to review Criticized Asset Reports on commercial, commercial real estate and commercial construction loans that are risk rated special mention, substandard, or doubtful. The reports and the committee focus on the current status, strategy, financial data, and appropriate risk rating of the criticized loan. The internal risk ratings are subject to change based on the committee’s review and approval. In addition to the internal review, semi-annually, the Bank engages a third party to conduct a review of the commercial, commercial real estate and commercial construction loan portfolios. The primary purpose of the third party review is to evaluate the loan portfolio with respect to the risk rating profiles. Differences between the third party review and the internal risk ratings are discussed and rating classifications are adjusted accordingly.

At December 31, 2009, loans classified as substandard (both accruing and nonaccruing) totaled $75.5 million, and consisted of $32.1 million in commercial real estate loans, $22.3 million in construction lines and $21.1 million in commercial loans. Included in loans classified as substandard are $13.8 million of loans that are considered impaired and carry a specific reserve of $1.5 million. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Special mention loans totaled $148.7 million, and consisted of $88.7 million of commercial real estate loans, $16.7 million in construction lines and $43.3 million of commercial loans. There were no loans classified as doubtful at December 31, 2009.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Table 12: Schedule of Allowance for Loan Losses

	At or For the Year Ended December 31,

(Dollars in thousands)	2009	2008	2007	2006	2005

Balance at beginning of period	$49,911	$43,813	$37,408	$35,552	$36,163
Net allowances gained through acquisition	-	-	3,894	2,224	-
Provision for loan losses	18,000	13,400	4,900	500	400
Charge-offs
Residential real estate loans	3,368	611	47	-	-
Commercial real estate loans	3,101	926	840	345	12
Commercial construction	3,102	4,213	285	64	-
Commercial business loans	6,547	1,973	2,267	2,552	3,347
Consumer loans	1,156	1,090	786	481	286

Total charge-offs	17,274	8,813	4,225	3,442	3,645

Recoveries
Residential real estate loans	175	13	278	179	219
Commerical real estate loans	560	275	353	46	271
Commerical construction	-	-	11	250	-
Commercial business loans	859	1,090	948	1,975	1,987
Consumer loans	232	133	246	124	157

Total recoveries	1,826	1,511	1,836	2,574	2,634

Net charge-offs	15,448	7,302	2,389	868	1,011

Balance at end of period	$52,463	$49,911	$43,813	$37,408	$35,552

Ratios
Net loan charge-offs to average loans	0.32%	0.15%	0.05%	0.02%	0.03%
Allowance for loan losses to total loans	1.10	1.01	0.93	0.98	1.08
Allowance for loan losses to nonperforming loans	103.87	130.21	267.38	300.03	481.02
Net charged-off to allowance for loan losses	29.45	14.63	5.45	2.32	2.84
Total recoveries to charge-offs	10.57	17.15	43.46	74.78	72.26

Deteriorating market conditions have been affecting loan portfolios since the latter part of 2007. As displayed in Table 12, the Company recorded net charge-offs of $15.4 million during the year ended December 31, 2009, compared to net charge-offs of $7.3 million for the year ended December 31, 2008. The majority of the charge-offs in the residential category were adjustments based on current appraisals which continue to show the depression in home values while persisting adverse economic and housing pressures are affecting charge-off levels in the commercial real estate, commercial construction and commercial business portfolios. As a result of the net charge-offs, changes in nonaccrual and delinquent loans and adversely classified loan indicators, a provision for loan losses of $18.0 million was recorded for the year ended December 31, 2009 compared to $13.4 million for the same period in 2008.

The Company has a loan loss allowance of $52.5 million, or 1.10% of total loans as compared to a loan loss allowance of $49.9 million, or 1.01% of total loans at December 31, 2008. Management believes that the allowance for loan losses is adequate and directionally consistent with asset quality and delinquency indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. To achieve this best estimate, numerous factors are evaluated and applied to the allowance for loan loss calculation. Management continues to assess loss factors based on recent economic events and incorporates that into the calculation.

The allowance for loan losses to nonperforming loans ratio at December 31, 2009 was 103.87% compared to 130.21% at December 31, 2008. This ratio has declined because growth in the allowance is not proportional to growth in nonperforming loans due to 1) classification of nonperforming loans is a backward looking indicator, often loans with credit weaknesses are identified and allocated higher levels of reserves if appropriate before becoming nonperforming, 2) the majority of the Company’s nonperforming loans are secured by real estate collateral and while the entire loan is classified as nonperforming, only the amount of estimated losses would have been captured in the allowance for loan losses, 3) the growth in nonperforming loans this year was concentrated in residential real estate loans in which the loss in event of default is traditionally low, 4) certain nonperforming loans have already been partially charged-off to the expected net realizable value and 5) a portion of the allowance is to cover losses established under FASB ASC 450,Contingencies, for performing loans. Performing loans have not grown at the same rate as nonperforming loans. The Company employs a formal quarterly process to assess the adequacy of the Company’s allowance for loan losses. The process is designed to adequately capture inherent losses in the loan portfolio.

The following table sets forth the Company’s percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated:

Table 13: Allocation of Allowance for Loan Losses

	At December 31,

	2009		2008		2007		2006		2005

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Residential real estate	$12,566	50.30%	$8,844	51.30%	$7,018	50.55%	$5,244	50.34%	$6,177	50.37%
Commercial real estate	14,545	23.10	12,929	21.71	9,789	20.03	8,377	20.56	6,941	20.47
Commercial construction	6,071	2.80	5,983	2.89	6,482	5.24	3,901	4.57	2,000	2.99
Commercial business	14,230	8.60	14,076	9.25	13,395	9.68	13,594	9.17	13,782	9.60
Consumer	2,687	15.20	6,328	14.85	5,926	14.50	5,021	15.36	4,320	16.57
Unallocated	2,364	-	1,751	-	1,202	-	1,271	-	2,332	-

Total allowance for loan losses	$52,463	100.00%	$49,911	100.00%	$43,812	100.00%	$37,408	100.00%	$35,552	100.00%

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

The Bank evaluates the allowance for loan loss requirements through an analysis of all impaired loans in accordance with impairment guidance within FASB ASC 310 – Receivables (FAS 114), with the balance of the portfolios, not impaired, analyzed under the guidelines of FASB ASC 450 – Contingencies (FAS 5), using a measurement of estimated credit losses based on historical loss rates adjusted for qualitative and environmental factors. The qualitative and environmental factors include but are not limited to 1) estimated embedded losses in non-performing loans and criticized loans not impaired 2) estimated losses in high risk residential mortgages and home equity loans and lines of credit 3) increased portfolio delinquencies 4) changes in risk ratings and 5) macro economic conditions, including unemployment, consumer confidence, and continued softness in the real estate market.

Management follows a guiding principle that the level of the allowance for loan losses should be directionally consistent with asset quality indicators. In establishing an acceptable range of losses for the total portfolio, the Bank considers a high and low range of losses and a historical net loss analysis on individual loan portfolios. The loan loss allowance allocations as of December 31, 2009 are between these high and low ranges. Management does not expect losses in this economic cycle to exceed the losses experienced in the early 1990’s. The unallocated reserve increased slightly to $2.4 million, or 4.5% of the total reserve, for inherent losses, yet unidentified due to the current state of the economy. The 4.5% is on the high side of management’s established range of 1% to 5%, which is appropriate based on the current economic environment. The provision and allowance for loan losses are then reviewed and approved by the Company’s Board of Directors on a quarterly basis.

Goodwill and Intangible Assets
At December 31, 2009, the Company had intangible assets of $562.5 million, a decrease of $8.5 million, from $571.0 million at December 31, 2008. The decrease is due to year-to-date amortization expense for core deposit and customer relationship intangibles.

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

The Company engaged an independent third party to assist with the annual test for goodwill impairment during the first quarter of 2009. The analysis performed evaluated the fair value of the reporting unit using a combination of four valuation methodologies including; the Public Market Peers approach, the Comparable Transactions approach, the Control Premium approach and a Discounted Cash Flow approach. Based on the analysis, the Company concluded an impairment charge was not deemed necessary. Given the economic climate and the Company’s market capitalization at the third quarter of 2009, management reviewed a number of events that could potentially trigger the requirement to perform an interim goodwill impairment analysis. The review consisted of an analysis of potential triggering events, including, but not limited to: a) a significant adverse change in legal factors or in the business climate, b)

an adverse action or assessment by a regulator, c) unanticipated competition, d) cash flow or operating losses, e) long-term outlooks for specific industries and f) market capitalization of the company below its book value. The fact that the market capitalization of the Company was below its book value at September 30, 2009 was outweighed by the lack of other triggering events and management concluded that no events or circumstances occurred through September 30, 2009 which indicated that the carrying value of the Company’s goodwill may be impaired. Although the Company’s market capitalization was below its book value as of December 31, 2009, management again concluded that no events or circumstances subsequent to these evaluations through year end indicate that the carrying value of the goodwill may not be recoverable.

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

The Company attempts to control the flow of funds in its deposit accounts according to its need for funds and the cost of alternative sources of funding. A Loan and Deposit Pricing Committee meets weekly to determine pricing and marketing initiatives. Actions of the committee influence the flow of funds primarily by the pricing of deposits, which is affected to a large extent by competitive factors in its market area and asset/liability management strategies.

Deposits
The Company receives retail and commercial deposits through its main office and 86 other banking offices throughout Connecticut (75 locations) and Massachusetts (12 locations). Customer deposits generated through the NewAlliance banking network are the largest source of funds used to support asset growth. Deposit customers can access their accounts in a variety of ways including branch banking, ATM’s, internet banking or telephone banking. Effective advertising, direct mail, well-designed product offerings, customer service and competitive pricing policies have been successful in attracting and retaining deposits. A key strategic objective is to grow the base of checking customers by retaining existing relationships while attracting new customers. The deposit base provides a source of funding for the bank as well as an ongoing stream of fee revenue. The Company offers a wide variety of deposit accounts including checking, savings and certificate of deposit accounts that meet the needs of both the consumer and business customers.

Table 14: Deposits

	December 31,

(In thousands)	2009	2008	Change

Savings	$1,817,787	$1,463,341	$354,446
Money market	790,453	346,522	443,931
NOW	400,176	368,730	31,446
Demand	534,358	494,978	39,380
Time	1,481,446	1,774,259	(292,813)

Total deposits	$5,024,220	$4,447,830	$576,390

As displayed in Table 14, deposits increased $576.4 million compared to December 31, 2008. The Company’s strategy has been to increase core deposits and reduce rates paid on interest bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. Through well-designed product offerings, the Company has been able to grow core deposits by $869.2 million, or 32.5%, particularly through the Company’s money market and savings products. The Bank has also been focused on growing core deposits by launching “Essential Checking and Essential Savings” in the beginning of the year, which encompasses an interest-bearing checking, a competitively priced savings account and a cash rewards debit card. Money market deposits have shown significant increases and have grown approximately $443.9 million from year end due to the premium money market product which offers competitive pricing with a tiered rate structure. The Company has executed several programs, including telephone and direct mail campaigns to retain valued, higher-balance deposit accounts through the cross-sell strategy of offering our “best” banking product – Premium Alliance Checking and its companion accounts – Premium Savings and Premium Money Market. As a result, the Company was able to attract both retail and business customers throughout 2009. Also positively impacting money market deposit balances was the transfer of approximately $50.0 million of the Bank’s Trust customer funds, awaiting investment or distribution, from institutional money market funds and into a money market account within the Bank. Partially offsetting the growth in core deposits was a decrease in time deposit accounts of approximately $292.8 million, as the Company repriced maturing CD’s at reduced rates causing retention of time deposits to drop. However, the Company was able to retain some of the time deposit balances through the free savings and premium money market products that offer competitive interest rates.

The Company had $478.1 million in time deposits of $100,000 or more outstanding as of December 31, 2009, maturing as follows:

Table 15: Time Deposit Maturities of $100,000 or more

		Weighted
		average
(Dollars in thousands)	Amount	rate

Three months or less	$178,712	2.76%
Over three months through six months	46,060	1.79
Over six months through twelve months	114,643	1.51
Over twelve months	138,699	2.85

Total time deposits 100,000 or more	$478,114	2.39%

Borrowings
NewAlliance uses various types of short-term and long-term borrowings to meet funding needs. While customer deposits remain the primary source of funding loan originations, management uses short-term and long-term borrowings as a supplementary funding source for loan growth and liquidity needs when the cost of these funds are favorable compared to alternative funding, including deposits.

The Company is a member of the FHLB Boston regional bank which is part of the FHLB. Members are required to retain capital stock in the FHLB Boston and borrowings are collateralized by certain home mortgages and securities of the U.S. Government and its agencies. The Company’s borrowing capacity at the FHLB Boston is determined by the amount of FHLB Boston capital stock owned by the Company and the amount of loan and investment assets pledged to the FHLB Boston by the Company as collateral.

The following table summarizes the Company’s recorded borrowings at December 31, 2009.

Table 16: Borrowings

	December 31,

(In thousands)	2009	2008	Change

FHLB advances (1)	$1,755,533	$2,190,914	$(435,381)
Repurchase agreements	112,095	159,530	(47,435)
Mortgage loans payable	1,165	1,317	(152)
Junior subordinated debentures issued to affiliated trusts (2)	21,135	24,735	(3,600)

Total borrowings	$1,889,928	$2,376,496	$(486,568)

(1)	Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $3.1 million and $5.8 million at December 31, 2009 and December 31, 2008, respectively.

(2)	Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $0 and $100,000 at December 31, 2009 and December 31, 2008, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Table 16 above summarizes the Company’s recorded borrowings of $1.89 billion at December 31, 2009, a decrease of $486.6 million from the balance recorded at December 31, 2008, mainly in FHLB advances. The decrease in FHLB advances was primarily due to principal pay-downs and maturing advances, partially offset by new advances at reduced rates. Due to the growth in core deposits, the Company has substantially reduced its originated borrowings with the FHLB in 2009. As a result, the Company was able to lessen its reliance on borrowings from the FHLB by utilizing excess customer deposits to originate loans, invest in securities and meet other liquidity needs, while managing interest rate risk. At December 31, 2009, all of the Company’s outstanding FHLB advances were at fixed rates ranging from 1.51% to 8.17%.

The decrease of $47.4 million in repurchase agreements is primarily due to a decline in commercial customer repurchase agreements which fluctuate based on the operating needs of the customers and due to the low levels of market interest rates, some customer balances shifted to demand deposit and savings products.

Stockholders’ Equity
 Total stockholders’ equity equaled $1.43 billion at December 31, 2009, an increase of $53.7 million compared to $1.38 billion at December 31, 2008. The increase was primarily due to year to date earnings of $46.4 million and an increase in the fair market value of available for sale investment securities of $28.5 million, net of tax and an increase of $7.5 million to recognize the year-over-year change in the funded position of the Company’s pension plans. The increase in equity was partially offset by $28.1 million for the payment of cash dividends declared on our common stock during the year ended December 31, 2009. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below.

Dividends declared for the year to date period ended December 31, 2009 were $0.28 per share compared to $0.275 per share for the same period last year. On January 26, 2010, the Company declared a $0.07 per share cash dividend payable on February 18, 2010 to shareholders of record on February 8, 2010. This was the Company’s 23rd consecutive quarterly dividend payment. Book value per share amounted to $13.53 and $12.90 at December 31, 2009 and December 31, 2008, respectively, and tangible book value amounted to $8.23 and $7.57 at the same dates, respectively.

Liquidity and Capital Resources
 Liquidity is the ability to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, maturities, paydowns and sales of investment and mortgage-backed securities, borrowings from the FHLB and repurchase agreements.

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At December 31, 2009, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $328.5 million, or 3.9% of total assets.

The Company manages liquidity by determining its cash position daily. The Investment Department compiles reports detailing the Company’s cash activity and cash balances occurring at its various correspondents and through its various funding sources. The Investment Department then settles all correspondent and bank accounts by either investing excess funds or borrowing to cover the projected shortfall.

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

The Company has used borrowings from the FHLB Boston to fund loan growth while managing interest rate risk and liquidity; however, during 2009 the Company was able to reduce its reliance on the FHLB due to the growth in core deposits. At December 31, 2009, total borrowings from the FHLB amounted to $1.75 billion, exclusive of $3.1 million in purchase accounting adjustments, and the Company had the immediate capacity to increase that total to $2.04 billion. Additional borrowing capacity of approximately $1.49 billion would be readily available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the FHLB or initiate borrowings through the repurchase agreement market. At December 31, 2009 the Company’s repurchase agreement lines of credit with three large broker dealers totaled $225.0 million, $200.0 million of which was available on that date. Agreement terms vary based on the collateral submitted.

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

At December 31, 2009, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $802.5 million. Commitments generally have fixed expiration dates or other termination clauses, therefore, total commitment amounts do not necessarily represent future cash requirements. Management anticipates that it will have sufficient funds available to meet its current loan commitments and contractual obligations. Time deposits maturing within one year from December 31, 2008 amount to $1.06 billion. FHLB advances maturing within one year from December 31, 2009 amount to $520.0 million and interest payments of approximately $73.9 million are payable in 2010.

Management believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the FHLB and the available repurchase agreement lines at selected broker dealers, provide for sufficient liquidity to meet its operating needs. If unforeseen market conditions or counterparty risk placed limitations on our ability to borrow from either the FHLB or the repurchase market, the Company would be able to utilize the FRB’s discount window to obtain funds.

In October 2009, the Company filed a shelf registration with the SEC, which facilitates increased flexibility to seize market opportunities as they present themselves.

The following tables present information indicating various obligations and commitments of the Company as of December 31, 2009 and the respective maturity dates. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or covenants established in the contract and generally have fixed expiration dates or other termination clauses.

Table 17: Contractual Obligations

			Over one year	Over three years
			through three	through five
(In thousands)	Total	One year or less	years	years	Over Five Years

FHLB advances (1)	$1,752,412	$519,964	$641,802	$330,486	$260,160
Repurchase agreements	112,095	87,095	-	25,000	-
Mortgage loans payable	1,165	-	-	1,165	-
Junior subordinated debentures issued to affiliated trusts	21,135	-	-	-	-
Operating leases (2)	18,507	3,710	5,125	3,432	6,240
Tax reserves and interest (3)	478

Total contractual obligations	$1,905,792	$610,769	$646,927	$360,083	$287,535

(1)	Secured under a blanket security agreement on qualifying assets, principally mortgage loans.
(2)	Represents non-cancelable operating leases for offices.
(3)	Represents unrecognized tax benefits with associated interest for which payment dates are undeterminable.

Table 18: Other Commitments

			Over one year	Over three
		One year or	through three	years through	Over five
(In thousands)	Total	less	years	five years	years

Loan origination commitments (1)	$146,369	$146,369	$-	$-	$-
Unadvanced portion of construction loans (2)	40,700	13,575	27,125	-	-
Standby letters of credit	6,587	4,526	313	1,152	596
Unadvanced portion of lines of credit (3)	608,854	172,360	73,707	60,986	301,801

Total commitments	$802,510	$336,830	$101,145	$62,138	$302,397

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.
(2)	Unadvanced portions of construction loans are available to be drawn on at any time by the borrower for up to 2 years.
(3)	Unadvanced portions of home equity loans are available to be drawn on at any time by the borrower for up to 9.5 years. Commercial lines of credit are available to be drawn on at any time by the borrower for up to 1 or 2 years.

Applicable regulations require the Company and the Bank to satisfy certain minimum capital requirements. At December 31, 2009, the Company and the Bank were in full compliance with all applicable capital requirements and met the FDIC requirements for a well capitalized institution. See Note 16 of Notes to Consolidated Financial Statements contained in Item 8 of this report, and the section titled Regulation and Supervision in Item 1, concerning capital requirements.

Off-Balance Sheet Arrangements
In the normal course of operations, NewAlliance engages in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ request for funding.

For the year ended December 31, 2009, NewAlliance did not engage in any off-balance sheet transactions that would have a material effect on its consolidated financial condition.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

Management Of Market And Interest Rate Risk

General
Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company has no foreign currency or commodity price risk. Credit risk related to investment securities is mitigated as the majority are government agency securities. The chief market risk factor affecting financial condition and operating results is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from adverse movements in interest rates and spreads. This risk is managed by periodic evaluation of the interest rate risk inherent in certain balance sheet accounts, determination of the level of risk considered appropriate given the Company’s capital and liquidity requirements, business strategy, performance objectives and operating environment and maintenance of such risks within guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the vulnerability of its net earnings to changes in interest rates. The Asset/Liability Committee, comprised of numerous senior executives, is responsible for managing interest rate risk. On a quarterly basis, the Board of Directors reviews the Company’s gap position and interest rate sensitivity exposure described below and Asset/Liability Committee minutes detailing the Company’s activities and strategies, the effect of those strategies on the Company’s operating results, interest rate risk position and the effect changes in interest rates would have on the Company’s net interest income. The extent of movement of interest rates is an uncertainty that could have a negative impact on earnings.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2009, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was positive $91.5 million, or positive 1.08% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The following table sets forth the Company’s cumulative maturity distribution of interest-earning assets and interest-bearing liabilities at December 31, 2009, interest rate sensitivity gap, cumulative interest rate sensitivity gap, cumulative interest rate sensitivity gap ratio, and cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities ratio. This table indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. Assumptions are made on the rate of prepayment of principal on loans and investment securities and on the sensitivity of accounts with indeterminate maturity dates. However, this table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the gap analysis, so that when interest rates rise, the gap becomes more negative, and when interest rates fall, the gap becomes more positive. As a result, various assets and liabilities indicated as repricing within the same time period may, in fact, reprice at different times and at different rate levels. It should also be noted that this table reflects certain assumptions regarding the categorization of assets and liabilities and represents a one-day position; in fact, variations occur daily as management adjusts interest rate sensitivity throughout the year.

Interest Rate Sensitivity Gap

	December 31, 2009

	1 - 3	4 - 6	7 - 12	1 - 5
(Dollars in thousands)	Months	Months	Months	Years	5+ Years	Total

Interest-earning assets
Investment securities	$324,323	$264,981	$375,203	$1,216,918	$387,196	$2,568,621
Loans	951,581	300,043	602,997	2,273,119	598,457	4,726,197
Federal Home Loan Bank stock	120,821	-	-	-	-	120,821
Short-term investments	50,000	-	-	-	-	50,000

Total interest-earning assets	1,446,725	565,024	978,200	3,490,037	985,653	7,465,639

Interest-bearing liabilities
Savings deposits	31,833	308,305	269,880	1,207,769	-	1,817,787
NOW deposits	-	45,440	37,698	317,038	-	400,176
Money market deposits	89,677	165,659	125,968	409,149	-	790,453
Time deposits	535,340	182,921	361,158	402,027	-	1,481,446
FHLB advances and other borrowings	266,415	208,769	269,420	960,567	184,757	1,889,928

Total interest-bearing liabilities	923,265	911,094	1,064,124	3,296,550	184,757	6,379,790

Interest rate sensitivity gap	$523,460	$(346,070)	$(85,924)	$193,487	$800,896	$1,085,849

Cumulative interest rate sensitivity gap	$523,460	$177,390	$91,466	$284,953	$1,085,849

Cumulative interest rate sensitivity gap ratio	6.2%	2.1%	1.1%	3.4%	12.9%
Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	156.7%	109.7%	103.2%	104.6%	117.0%

Income Simulation Analysis
Income simulation analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Tested scenarios include instantaneous rate shocks, rate ramps over a six-month or one-year period, static rates, non-parallel shifts in the yield curve and a forward rate scenario. These simulation analysis are used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a three-year period. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. The Company’s internal guidelines on interest rate risk specify that for a range of interest rate scenarios, the estimated net interest margin over the next 12 months should decline by less than 12% as compared to the forecasted net interest margin in the base case scenario. However, in practice, interest rate risk is managed well within these 12% guidelines.

For the base case rate scenario the yield curve as of December 31, 2009 was utilized. This yield curve was utilized due to continued uncertainty regarding the strength of the recovering economy as well as due to the comments from various FRB officials that interest rates would likely remain flat for an extended period. As of December 31, 2009, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve-month period as compared to the forecasted net interest income in the base case scenario are as follows:

	Percentage change in
	estimated net interest income
	over twelve months

100 basis point upward shock in interest rates	2.24%
25 basis point downward shock in interest rates	(1.48	) %

As of December 31, 2009, a downward rate shock of 25 basis points was a realistic representation of the risk of falling rates as the FRB has reduced the overnight lending rate target to a range between 0.00% and 0.25%. For an increase in rates, an upward rate shock of 100 basis points is also a relevant representation of potential risk given the recent beginnings of an economic rebound due to the past reductions in the federal funds rate, the benefits of the government stimulus package and the expansion of the FRB’s balance sheet.

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

For the Company’s Consolidated Financial Statements, see index on page 66.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure for the year ending December 31, 2009.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effective operation of the Company’s internal control over financial reporting as of December 31, 2009, is included on page 68 of this Form 10-K.

Item 9A(T).	Controls and Procedures

Not applicable

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2009.

Item 11.	Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2009.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed within 120 days following December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following Consolidated Financial Statements of NewAlliance Bancshares and subsidiaries are filed as part of this document under Item 8:

-	Management’s Report on Internal Control over Financial Reporting
-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets as of December 31, 2009 and 2008
-	Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007
-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
-	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.   Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report appearing on page 68, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Peyton R. Patterson	Glenn I. MacInnes
Chairman of the Board, President and	Executive Vice President and Chief
Chief Executive Officer	Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NewAlliance Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows present fairly, in all material respects, the financial position of NewAlliance Bancshares, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for their uncertain tax positions in 2007 and split-dollar life insurance arrangements and defined benefit and other postretirement plans in 2008 upon the adoption of new accounting pronouncements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of NewAlliance Bancshares, Inc.’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP Hartford, Connecticut February 26, 2010

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except per share data)	2009	2008

Assets
Cash and due from banks	$96,927	$98,131
Short term investments	50,000	55,000

Cash and cash equivalents	146,927	153,131
Investment securities available for sale, at fair value (note 5)	2,327,855	1,928,562
Investment securities held to maturity (note 5)	240,766	309,782
Loans held for sale (includes $12,908 measured at fair value at December 31, 2009)	14,659	5,361
Loans, net (note 6)	4,709,582	4,912,874
Federal Home Loan Bank of Boston stock	120,821	120,821
Premises and equipment, net (note 7)	57,083	59,419
Cash surrender value of bank owned life insurance	140,153	136,868
Goodwill (note 8)	527,167	527,167
Identifiable intangible assets (note 8)	35,359	43,860
Other assets (note 9)	113,941	101,673

Total assets	$8,434,313	$8,299,518

Liabilities
Deposits (note 10)
Non-interest bearing	$534,358	$494,978
Savings, interest-bearing checking and money market	3,008,416	2,178,593
Time	1,481,446	1,774,259

Total deposits	5,024,220	4,447,830
Borrowings (note 11)	1,889,928	2,376,496
Other liabilities	85,212	93,976

Total liabilities	6,999,360	6,918,302

Commitments and contingencies (note 15)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares; issued 121,486 shares at December 31, 2009 and 2008	1,215	1,215
Additional paid-in capital	1,245,489	1,245,679
Unallocated common stock held by ESOP	(88,721)	(92,380)
Unearned restricted stock compensation	(12,389)	(18,474)
Treasury stock, at cost (15,435 shares at December 31, 2009 and 14,427 shares at December 31, 2008)	(211,582)	(200,428)
Retained earnings	486,974	467,580
Accumulated other comprehensive income (loss) (note 17)	13,967	(21,976)

Total stockholders’ equity	1,434,953	1,381,216

Total liabilities and stockholders’ equity	$8,434,313	$8,299,518

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Year Ended December 31,

(In thousands, except per share data)	2009	2008	2007

Interest and dividend income
Residential real estate loans	$131,119	$138,005	$127,794
Commercial real estate loans	70,735	74,159	74,963
Commercial business loans	22,019	27,819	33,964
Consumer loans	34,207	38,984	43,802
Investment securities	113,332	114,471	112,808
Federal funds sold and other short-term investments	387	1,209	3,172
Federal Home Loan Bank of Boston stock	-	4,526	6,777

Total interest and dividend income	371,799	399,173	403,280

Interest expense
Deposits	80,681	104,672	130,933
Borrowings	87,911	104,385	97,310

Total interest expense	168,592	209,057	228,243

Net interest income before provision for loan losses	203,207	190,116	175,037
Provision for loan losses	18,000	13,400	4,900

Net interest income after provision for loan losses	185,207	176,716	170,137

Non-interest income
Depositor service charges	27,351	27,180	27,941
Loan and servicing income	819	968	2,002
Trust fees	5,790	6,351	6,783
Investment management, brokerage & insurance fees	6,723	7,893	6,811
Bank owned life insurance	3,548	4,937	6,375

Other-than-temporary impairment losses on securities	(4,263)	(2,681)	(850)
Less: Portion of loss recognized in other comprehensive income	2,866	-	-

Net impairment loss on securities recognized in earnings	(1,397)	(2,681)	(850)

Net gain (loss) on securities	7,314	4,524	(26,692)

Net securities gain (loss)	5,917	1,843	(27,542)

Mortgage origination activity and loan sale income	5,586	1,551	1,489
Other	3,512	5,173	7,306

Total non-interest income	59,246	55,896	31,165

Non-interest expense
Salaries and employee benefits (notes 12 & 13)	89,646	91,687	84,513
Occupancy	18,202	18,091	17,338
Furniture and fixtures	5,808	6,550	6,874
Outside services	20,098	19,314	17,142
Advertising, public relations, and sponsorships	5,664	6,152	7,667
Amortization of identifiable intangible assets	8,501	9,456	11,682
Merger related charges	84	185	2,523
FDIC insurance premiums	10,479	721	549
Other	13,731	14,413	14,158

Total non-interest expense	172,213	166,569	162,446

Income before income taxes	72,240	66,043	38,856

Income tax provision (note 14)	25,797	20,747	15,063

Net income	$46,443	$45,296	$23,793

Basic earnings per share (note 18)	$0.47	$0.45	$0.23
Diluted earnings per share (note 18)	0.47	0.45	0.23
Weighted-average shares outstanding (note 18)
Basic	99,163	99,587	103,146
Diluted	99,176	99,707	103,582
Dividends per share	$0.28	$0.275	$0.255

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Years Ended December 31, 2007, 2008 and 2009	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income (Loss)	Equity

Balance December 31, 2006	109,554	$1,175	$1,178,314	$(99,697)	$(32,987)	$(114,605)	$455,649	$(25,544)	$1,362,305

Common stock issued for acquisition	4,009	40	58,899						58,939
Dividends declared ($0.255 per share)							(26,999)		(26,999)
Allocation of ESOP shares, net of tax			11	3,658					3,669
Treasury shares acquired (note 16)	(4,714)					(63,796)			(63,796)
Exercise of stock options	3		42						42
Restricted stock expense					7,521				7,521
Stock option expense			4,455						4,455
Book under tax benefit of stock-based compensation			470						470
Adoption of income tax guidance related to accounting for
uncertainties, net of tax (note 14)							(714)		(714)
Other, net			(91)						(91)
Comprehensive income:
Net income							23,793		23,793
Other comprehensive income, net of tax (note 17)								37,513	37,513

Total comprehensive income									61,306

Balance December 31, 2007	108,852	$1,215	$1,242,100	$(96,039)	$(25,466)	$(178,401)	$451,729	$11,969	$1,407,107

Dividends declared ($0.275 per share)							(27,859)		(27,859)
Allocation of ESOP shares, net of tax			(260)	3,659					3,399
Treasury shares acquired (note 16)	(1,793)					(22,027)			(22,027)
Restricted stock expense					6,992				6,992
Stock option expense			4,247						4,247
Book (over) tax benefit of stock-based compensation			(408)						(408)
Adoption of new split dollar life insurance accounting
pronouncement, net of tax (note 2)							(1,062)		(1,062)
Adjustment to apply retirement benefits guidance for the changing pension plan measurement date, net of tax (notes 2 and 12)							(524)	5	(519)
Comprehensive income:
Net income							45,296		45,296
Other comprehensive loss, net of tax (note 17)								(33,950)	(33,950)

Total comprehensive income									11,346

Balance December 31, 2008	107,059	$1,215	$1,245,679	$(92,380)	$(18,474)	$(200,428)	$467,580	$(21,976)	$1,381,216

Dividends declared ($0.280 per share)							(28,099)		(28,099)
Allocation of ESOP shares, net of tax			(463)	3,659					3,196
Treasury shares acquired (note 16)	(1,008)					(11,154)			(11,154)
Restricted stock expense					6,085				6,085
Stock option expense			357						357
Book (over) tax benefit of stock-based compensation			(84)						(84)
Cumulative effect of new OTTI accounting guidance,							1,050	(1,050)	-
net of $0.6 million tax effect (note 5)
Comprehensive income:
Net income							46,443		46,443
Other comprehensive income, net of tax (note 17)								36,993	36,993

Total comprehensive income									83,436

Balance December 31, 2009	106,051	$1,215	$1,245,489	$(88,721)	$(12,389)	$(211,582)	$486,974	$13,967	$1,434,953

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

(In thousands)	2009	2008	2007

Cash flows from operating activities
Net income	$46,443	$45,296	$23,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,000	13,400	4,900
Loss on sale of other real estate owned	182	61	-
Restricted stock compensation expense	6,085	6,992	7,521
Stock option compensation expense	357	4,247	4,455
ESOP expense	3,196	3,399	3,669
Amortization of identifiable intangible assets	8,501	9,456	11,682
Net amortization/accretion of fair market adjustments from net assets acquired	(2,873)	(4,185)	(6,697)
Net amortization/accretion of investment securities	6,138	(1,506)	(1,294)
Change in deferred income taxes	(3,588)	549	(955)
Depreciation and amortization	6,388	6,926	7,090
Net (gain) loss on sale of securities	(7,314)	(4,524)	26,692
Impairment losses on securities	1,397	2,681	850
Mortgage origination activity and loan sale income	(5,586)	(1,551)	(1,489)
Proceeds from sales of loans held for sale	483,364	93,580	68,953
Loans originated for sale	(487,076)	(97,865)	(70,243)
Loss (gain) on sale of premises and equipment	11	1	(154)
Loss (gain) on limited partnerships	575	30	(1,988)
Increase in cash surrender value of bank owned life insurance	(3,548)	(4,937)	(6,375)
(Increase) decrease in other assets	(22,143)	(13,639)	72,883
Increase (decrease) in other liabilities	2,801	7,971	(20,271)

Net cash provided by operating activities	51,310	66,382	123,022

Cash flows from investing activities
Purchase of Federal Home Loan Bank Stock	-	(7,060)	(12,752)
Purchase of securities available for sale	(1,146,873)	(708,638)	(1,299,469)
Purchase of securities held to maturity	(22,931)	(83,139)	(39,267)
Proceeds from maturity, sales, calls and principal reductions of
securities available for sale	787,404	856,113	1,348,482
Proceeds from maturity, calls and principal reductions of
securities held to maturity	92,618	64,647	57,299
Proceeds from sales of fixed assests	32	659	404
Net decrease (increase) in loans held for investment	179,546	(241,810)	(460,920)
Net cash acquired in acquisition	-	-	124,163
Proceeds from sales of other real estate owned	3,059	1,239	-
Proceeds from bank owned life insurance	263	127	-
Purchase of premises and equipment	(4,012)	(4,987)	(5,844)

Net cash used in investing activities	(110,894)	(122,849)	(287,904)

Cash flows from financing activities
Net increase (decrease) in customer deposit balances	576,510	74,051	(156,686)
Net decrease in short-term borrowings	(72,434)	(7,615)	(26,881)
Proceeds from long-term borrowings	172,000	538,000	1,069,800
Repayments of long-term borrowings	(583,359)	(505,423)	(626,214)
Shares issued for stock option exercise	-	-	42
Book (over)/under tax benefit of stock-based compensation	(84)	(408)	470
Acquisition of treasury shares	(11,154)	(22,027)	(63,796)
Dividends declared	(28,099)	(27,859)	(26,999)

Net cash provided by financing activities	53,380	48,719	169,736

Net (decrease) increase in cash and cash equivalents	(6,204)	(7,748)	4,854

Cash and cash equivalents, beginning of period	153,131	160,879	156,025

Cash and cash equivalents, end of period	$146,927	$153,131	$160,879

Supplemental information
Cash paid for
Interest on deposits and borrowings	$171,180	$211,092	$226,150
Income taxes paid, net	28,299	24,885	9,102
Noncash transactions
Loans transferred to other real estate owned	5,641	3,082	897

Net noncash liabilities acquired	-	-	142,014

Value of shares issued for acquisitions	-	-	58,939

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

As of February 26, 2010, the date in which the financial statements were issued, management has determined that no subsequent events have occurred following the balance sheet date of December 31, 2009, which require recognition or disclosure in the financial statements.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and short-term investments with original maturities of three months or less. At December 31, 2009, included in the balance of cash and due from banks were cash on hand of $96.9 million, which includes required reserves in the form of deposits with the Federal Reserve Bank (“FRB”) of approximastely $23.7 million. Short-term investments included money market funds of $50.0 million at December 31, 2009.

Investment Securities
Marketable equity and debt securities are classified as either trading, available for sale, or held to maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At December 31, 2009 and 2008, the Company had no debt or equity securities classified as trading. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held to maturity are classified as available for sale. Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 3 of the Notes to Consolidated Financial Statements.

Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. In accordance with Financial Acounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 320 – Debt and Equity Securities, a decline in market value of a debt security below amortized cost that is deemed other than temporary is charged to earnings for the credit related other than temporary impairment (“OTTI”) resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income (“OCI”) if there is no intent to sell or will not be required to sell the security. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

Federal Home Loan Bank of Boston stock
As a member of the Federal Home Loan Bank of Boston, (“FHLB Boston”), the Bank is required to hold a certain amount of FHLB Boston stock. This stock is considered to be a non-marketable equity security reported at cost. The level of stock purchases is determined by the Bank’s advances outstanding and the amount of residential mortgage assets on the Bank’s balance sheet. The shares can only be purchased and sold between the FHLB Boston and the Company at a par value of $100 per share.

Loans Held for Sale
The Company currently sells the majority of originated fixed rate residential real estate loans with terms of 15 years and over. Mortgage loans held for sale are carried at fair value. Fair value is estimated using quoted loan market prices provided by government-sponsored entities of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”).

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Further information regarding the fair value measurement of mortgage loans held for sale can be found in Note 3 of the Notes to Consolidated Financial Statements. Residential loans are sold by the Company without recourse. The Company currently sells these loans servicing released.

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

In determining the adequacy of the allowance for loan losses, management reviews overall portfolio quality through an evaluation of individual performing and impaired loans, the risk characteristics of the loan portfolios, an analysis of current levels and trends in charge offs, delinquency and nonperforming loan data, and the credit risk profile of each component of the portfolio, among other factors. While management uses the best available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

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

A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans, as defined, may be measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Further information relating to impaired loans for which there is an allowance for loan loss allocation can be found in Note 3 of the Notes to Consolidated Financial Statement.

Loan Servicing Rights
The Company capitalizes servicing rights for loans sold based on the relative fair value which is allocated between the servicing rights and the loans (without servicing rights).

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The cost basis of loan servicing rights is amortized on a level yield basis over the period of estimated net servicing revenue and such amortization is included in the consolidated statement of income as a reduction of loan servicing fee income. Servicing rights are evaluated for impairment by comparing their aggregate carrying amount to their fair value. The fair value of loan servicing rights is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of loan prepayments and discount rates. All assumptions are based on standards used by market participants. An independent appraisal of the fair value of the Company’s loan servicing rights is obtained as necessary, but at least annually and is used by management to evaluate the reasonableness of the fair value estimates. For interim quarters, management analyzes the current variables and assesses the need for an independent appraisal. Impairment is recognized as an adjustment to loan and servicing income.

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

Bank Owned Life Insurance
Bank owned life insurance (“BOLI”) represents life insurance on certain employees who have consented to allow the Bank to be the beneficiary of those policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other non-interest income and are not subject to income tax. Management reviews the financial strength of the insurance carriers on a quarterly basis and BOLI with any individual carrier is limited to 15% of capital plus reserves.

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

Income Taxes
The Company files a consolidated federal tax return and various combined and separate Company state tax returns. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred tax assets are also recognized for available tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when temporary differences and carryforwards are realized or settled.

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

The Company is required to make a determination of an inventory of tax positions (federal and state) for which the sustainability of the position, based upon the technical merits, is uncertain. The Company regularly evaluates all tax positions taken and the likelihood of those positions being sustained. If management is highly confident that the position will be allowed and there is a greater than 50% likelihood that the full amount of the tax position will be ultimately realized, the company recognizes the full benefit associated with the tax position. Additionally, interest and penalties related to uncertain tax positions are included as a component of income tax expense.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Trust Assets
The Bank had approximately $1.03 billion and $854.2 million of assets under management at December 31, 2009 and 2008, respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements since they are not owned by the Bank. Trust income primarily consists of management fees based on the assets under management.

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

In addition to the qualified plan, the Company has supplemental retirement plans for certain key officers. These plans, which are nonqualified, were designed to offset the impact of changes in the pension plan that limit benefits for highly compensated employees under qualified pension plans.

The Company also accrues costs related to postretirement healthcare and life insurance benefits, which recognizes costs over the employee’s period of active employment.

The discount rate is set for the retirement plans by reference to high quality long-term fixed income instrument yields. The discount rates were determined by applying the estimated cash flows of the Company’s retirement plans to the Citigroup Pension Liability Yield Curve. The Moody’s Aa long-term corporate bond index was also reviewed as a benchmark. The expected long-term rate of return on the assets held in our defined pension plan is based on market and economic conditions, the Plan’s asset allocation and other factors.

Based on our review of rates at December 31, 2009, separate discount rates were chosen for each type of benefit plan for the measurement of benefit obligations to better represent the actual plans. Discount rates as of December 31, 2009 were 5.85% for the defined benefit plan, 5.50% for the postretirement plan and 5.75% for the supplemental executive retirement benefit plan. As of December 31, 2008, the discount rates were 6.10% for the defined benefit plan, 6.25% for the postretirement plan and 6.35% for the supplemental executive retirement benefit plan. The expected long-term rate of return on the pension plan assets was 7.75% for both December 31, 2009 and 2008.

On December 31, 2008, the Company changed its measurement date to December 31 from September 30 upon adoption of the measurement date provisions in FASB ASC 715 Compensation – Retirement Benefits. Changes in the fair value of plan assets and the benefit obligation are recognized, net of tax, as an adjustment to other comprehensive income.

Stock-Based Compensation
The Company accounts for stock option and restricted stock awards in accordance with FASB ASC 718 – Compensation – Stock Compensation. Pursuant to this guidance, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period.

Merger Related Charges
The Company accounts for acquisitions in accordance with FASB ASC 805, Business Combinations.   Costs that do not meet the conditions for inclusion in the allocation of acquisition cost, costs for contemplated acquisitions and recurring costs related to prior acquisitions are expensed as incurred and are reported as Merger Related Charges.   These charges consist primarily of consulting, legal, system conversion, printing and advertising costs associated with acquired companies, acquisition targets and potential acquisition targets. For acquisitions completed after January 1, 2009, pursuant to new business combination accounting guidance, merger-related charges will also include acquisition related transaction and restructuring costs which were previously capitalized as part of the cost of the acquisition.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income for the years ended December 31, 2009, 2008 and 2007 in the Consolidated Statement of Changes in Stockholders’ Equity. The components of comprehensive income are presented in Note 17 of the Notes to Consolidated Financial Statements.

Segment Reporting
The Company’s only business segment is Community Banking. During the years ended 2009, 2008 and 2007 this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by FASB ASC 820, Segment Reporting.

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

Earnings per share for the years ended December 31, 2009, 2008 and 2007, can be found in Note 18 of the Notes to Consolidated Financial Statements.

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

Fair Value Measurement and Disclosure (Topic 820)

In September 2009, the FASB issued ASU No. 2009-12, Topic 820, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), to provide guidance on measuring the fair value of certain alternative investments. This ASU amends FASB ASC 820, Fair Value Measurements and Disclosures, and offers investors a practical expedient for measuring the fair value of

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

investments in certain entities that calculate net asset value per share. As there currently is diversity in practice, this guidance addresses the issue of how to estimate the fair value of various investments in entities, including hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds and real estate funds. The ASU also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. The guidance is effective for the first reporting period (including interim periods) ending after December 15, 2009, although early adoption was permitted. The Company adopted this guidance as of December 31, 2009 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.   This update provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In such circumstances, the ASU specifies that a valuation technique should be applied that uses either the quote for the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. The guidance also states that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance is effective for the first reporting period beginning after the date of issuance. Management adopted this guidance in the fourth quarter 2009 and it did not have a material impact on the Company’s consolidated financial statements.

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

Investments – Debt and Equity Securities (Topic 320)

In April 2009, the FASB issued new guidance on the Recognition and Presentation of Other-Than-Temporary Impairments (FASB ASC 320-10), which amends FASB ASC 320, Investments – Debt and Equity Securities, to make the other-than-temporary impairment (“OTTI”) guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. When an other-than-temporary impairment exists under this stated assertion, the amount of impairment related to the credit loss component would be recognized in earnings while the remaining amount would be recognized in other comprehensive income. This guidance provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this amendment does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This new guidance does not amend existing recognition and measurement guidance for other-than-temporary impairments of equity securities. This guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect early application and the adoption resulted in a $1.0 million cumulative effect adjustment, net of taxes, to increase retained earnings and decrease accumulated other comprehensive income as of April 1, 2009 for the non-credit component of debt securities for which an other-than-temporary impairment was previously recognized. Refer to Note 5 of the Notes to Consolidated Financial Statements for further information on the Company’s adoption of this guidance.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Financial Instruments (Topic 825)

In April 2009, the FASB issued new guidance regarding Interim Disclosures about Fair Value of Financial Instruments ( FASB ASC 825-10). FASB ASC 825-10-50 requires disclosures about fair value of financial instruments, whether or not measured on the balance sheet at fair value, in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance applies to all financial instruments within the scope of FASB ASC 825, Financial Instruments, and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value. This guidance was effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Transfers of Financial Assets (Topic 860)

In December 2009, the FASB issued ASU No. 2009-16 codifying the new guidance issued in June 2009 regarding the Transfer of Financial Assets.   This guidance requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk in the assets. The guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and enhances the disclosure requirements for sellers of the assets. This guidance will be effective for the fiscal year beginning after November 15, 2009. The adoption of ASU No. 2009-16 on January 1, 2010 did not have a material impact on the financial statements.

Consolidation (Topic 810)

In December 2009, the FASB issued ASU No. 2009-17 codifying the new guidance issued in June 2009 regarding Consolidations.   The guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. The guidance is effective for interim periods as of the beginning of the first annual reporting period beginning after November 15, 2009. The adoption of ASU No. 2009-17 on January 1, 2010 did not have a material impact on the financial statements.

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

Compensation – Retirement Benefits (Topic 715)

In December 2008, the FASB revised the disclosure guidance for Postretirement Benefit Plan Assets (FASB ASC 715-20). This guidance provides for additional disclosures about plan assets of a defined benefit pension or other postretirement plan. Pursuant to the guidance, the added disclosures include: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, this requires an employer to disclose information about the valuation of plan assets similar to that required under FASB ASC 820, Fair Value Measurements and Disclosures.   Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs. The new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements. Refer to Note 12 of the Notes to Consolidated Financial Statements for further information.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

Intangibles – Goodwill and Other (Topic 350)

In April 2008, the FASB issued guidance about the Determination of the Useful Life of Intangible Assets (FASB ASC 350-30) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350, Intangibles – Goodwill and Other.   The intent of this new guidance is to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350 and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805, Business Combinations.   This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. In accordance with FASB ASC 820, the fair value estimates are measured within the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

As of December 31, 2009, mortgage loans held for sale pursuant to forward loan sale commitments had a fair value of $12.9 million, which includes a negative fair value adjustment of $222,000. No mortgage loans held for sale were 90 days or more past due as of December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables detail the financial instruments carried at fair value on a recurring basis as of December 31, 2009 and 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2009

		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale
Marketable equity securities	$8,783	$1,283	$7,500	$-
Bonds and obligations	222,078	196,060	26,018	-
Auction rate certificates	24,795	-	-	24,795
Trust preferred equity securities	33,296	-	27,924	5,372
Residential mortgage-backed securities	2,038,903	-	2,038,903

Total Securities Available for Sale	$2,327,855	$197,343	$2,100,345	$30,167
Mortgage Loans Held for Sale	12,908	-	12,908	-
Mortgage loan derivative assets	495	-	495	-
Mortgage loan derivative liabilities	(75)	-	(75)	-

	December 31, 2008

		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale
Marketable equity securities	$19,134	$1,134	$18,000	$-
Bonds and obligations	257,341	228,669	28,672	-
Auction rate certificates	23,479	-	-	23,479
Trust preferred equity securities	31,265	-	28,118	3,147
Residential mortgage-backed securities	1,597,343	-	1,597,343	-

Total Securities Available for Sale	$1,928,562	$229,803	$1,672,133	$26,626

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:

	Securities Available for Sale

	For the year ended December 31,

(In thousands)	2009	2008

Balance at beginning of period	$26,626	$-
Transfer into Level 3	3,026	32,813
Total gains (losses) - (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	1,049	(6,187)
Purchases, issuances, and settlements	-	-
Discount accretion	15	-
Principal payments	(549)	-

Balance at end of period	$30,167	$26,626

The following is a description of the valuation methodologies used for instruments measured at fair value.

Securities Available for Sale: Included in the available for sale category are both debt and equity securities. The Company utilizes Interactive Data Corp., a third-party, nationally-recognized pricing service (“IDC”) to estimate fair value measurements for 98.7% of this portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things, but these prices are not binding quotes. The fair value prices on all investment securities are reviewed for reasonableness by management through an extensive process. This review process was implemented to determine any unusual market price fluctuations and the analysis includes changes in the LIBOR / swap curve, the treasury curve, mortgage rates and credit spreads as well as a review of the securities inventory list which details issuer name, coupon and maturity date. The review resulted in no adjustments to the IDC pricing as of December 31, 2009. Also, management assessed the valuation techniques used by IDC based on a review of their pricing methodology to ensure proper hierarchy classifications. The Company’s available for sale debt securities include auction rate certificates, a pooled trust preferred security and an individual named trust preferred security which were valued through means other than quoted market prices due to the Company’s conclusion that the market for the securities was not active. The fair value for these securities are based on Level 3 inputs in accordance with FASB ASC 820.

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

•
Bonds and obligations:   Included within this category are highly liquid government obligations and government agency obligations that are measured at fair value based on quoted prices for identical securities in active markets and therefore are classified within Level 1 of the fair value hierarchy. Also included in this category are municipal obligations, corporate obligations and a mortgage mutual fund where the fair values are estimated by using pricing models (i.e. matrix pricing) with observable market inputs including recent transactions and/or benchmark yields or quoted prices of securities with similar characteristics and are therefore classified within Level 2 of the valuation hierarchy.

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

•
Trust preferred equity securities:   Included in this category are two pooled trust preferred securities and “individual name” trust preferred securities of financial companies. One of the pooled trust preferred securities of $2.4 million and an individual name trust preferred security of $3.0 million are not priced by IDC, both of which are classified within

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Level 3 of the valuation hierarchy. The remaining securities are at Level 2 and are priced by IDC based upon matrix pricing factoring in observable benchmark yields and issuer spreads. The Company calculates the fair value of the Level 3 pooled trust preferred security based on a cash flow methodology that uses the Bloomberg AA rated bank yield curve to discount the current expected cash flows. In order to derive the fair value of the individual name security, the Company uses the Bloomberg A rated yield curve to discount the current expected cash flows. Additionally, the low level of the three month LIBOR rate, the general widening of credit spreads compared to when these securities were purchased and the reduced level of liquidity in the fixed income markets, were all factors in the determination of the current fair value market price.

Mortgage-Backed Securities:   The Company owns residential mortgage-backed securities. As there are no quoted market prices available, the fair values of mortgage backed securities are based upon matrix pricing factoring in observable benchmark yields and issuer spreads and are therefore classified within Level 2 of the valuation hierarchy.

Mortgage Loans Held for Sale:   Fair values were estimated utilizing quoted prices for similar assets in active markets. Any change in the valuation of mortgage loans held for sale is based upon the change in market interest rates between closing the loan and the measurement date. As the loans are sold in the secondary market, the market prices are obtained from Freddie Mac and represent a delivery price which reflects the underlying price Freddie Mac would pay the Company for an immediate sale on these mortgages.

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

At December 31, 2009, the effects of fair value measurements for interest rate lock commitment derivatives and forward loan sale commitments were as follows (mortgage loans held for sale are shown for informational purposes only):

	December 31, 2009

	Notional or
	Principal	Fair Value
(In thousands)	Amount	Adjustment

Rate Lock Commitments	$20,896	$(75)
Forward Sales Commitments	29,978	495
Mortgage Loans Held for Sale	13,130	(222)

The Company sells the majority of its fixed rate mortgage loans with original terms of 15 years or more on a servicing released basis and receives a servicing released premium upon sale. The servicing value has been included in the pricing of the rate lock commitments and loans held for sale. The Company estimates a fallout rate of approximately 13% based upon historical averages in determining the fair value of rate lock commitments. Although the use of historical averages is based upon unobservable data, the Company believes that this input is insignificant to the valuation and, therefore, has concluded that the fair value measurements meet the Level 2 criteria. The collection of upfront fees from the borrower is the driver of the Company’s low fallout rate. If this practice were to change, the fallout rate would most likely increase and the Company would reassess the significance of the fallout rate on the fair value measurement.

Prior to January 1, 2009, the mortgage loans held for sale and the derivatives associated with those loans had balances of notional amounts and fair value adjustments that did not have a material impact on the financial statements.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables detail the financial instruments carried at fair value on a nonrecurring basis as of December 31, 2009 and December 31, 2008 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

	December 31, 2009

		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$2,063	$-	$-	$2,063
Other Real Estate Owned	3,705	-	-	3,705
Impaired Loans	16,733	-	-	16,733

	December 31, 2008

		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant	Unobservable
		Assets	Observable Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$3,001	$-	$-	$3,001
Impaired Loans	8,284	-	-	8,284

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

Impaired Loans:   Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Consequently, measurement at fair value is on a nonrecurring basis. These loans are written down through a valuation allowance within the Bank’s total loan loss reserve allowance. The fair value of these assets are classified within Level 3 of the valuation hierarchy and are estimated based on collateral values supported by appraisals.

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

Investment securities: Refer to the above discussion on securities.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

Borrowed Funds: The fair value of borrowed funds is estimated by discounting the future cash flows using market rates for similar borrowings.

Derivative Liabilities: Refer to the above discussion on derivatives.

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of the periods presented:

	December 31, 2009		December 31, 2008

	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amounts	Fair Value	Amounts	Fair Value

Financial Assets
Cash and due from banks	$96,927	$96,927	$98,131	$98,131
Short-term investments	50,000	50,000	55,000	55,000
Investment securities	2,568,621	2,580,186	2,238,344	2,247,324
Loans held for sale	14,659	14,659	5,361	5,361
Loans, net	4,709,582	4,779,888	4,912,874	5,001,061
Federal Home Loan Bank of Boston stock	120,821	120,821	120,821	120,821
Accrued income receivable	33,078	33,078	35,285	35,285
Derivative assets	495	495	-	-
Financial Liabilities
Interest and non-interest bearing checking, savings and money market accounts	$3,542,774	$3,542,774	$2,673,571	$2,673,571
Time deposits	1,481,446	1,498,126	1,774,259	1,805,950
Borrowed funds	1,889,928	1,919,918	2,376,496	2,413,763
Derivative liabilities	75	75	-	-

4. Derivative Financial Instruments

The Company accounts for derivatives in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheets at their fair values. The Company does not enter into derivative transactions for speculative purposes, does not have any derivatives designated as hedging instruments, nor is party to a master netting agreement as of December 31, 2009.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The decrease in mortgage rates at the end of 2008 through December 31, 2009 has resulted in a large increase in mortgage loan refinances and hence, the Company’s committed loans and forward loan sale commitments have significantly increased. The Company has elected the fair value option for loans held for sale originated after January 1, 2009 and therefore, those loans held for sale will be recorded in the consolidated balance sheets at fair value with any gains and losses recorded in earnings. See Footnote 3, Fair Value Measurements, for additional information.

The following table summarizes the Company’s derivative positions at and for the year ended December 31, 2009:

	Notional or
	Principal	Fair Value
(In thousands)	Amount	Adjustment (1)

Interest Rate Lock Commitments	$20,896	$(75)
Forward Sales Commitments	29,978	495

(1) An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

The following two tables present the fair values of the Company’s derivative instruments and their effect on the Statement of Income:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives

	December 31, 2009

	Balance Sheet		Balance Sheet
(In thousands)	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments Interest rate contracts	Other Assets	$495	Other Liabilities	$75

Total derivatives not designated as hedging instruments		$495		$75

Effect of Derivative Instruments on the Statement of Income
		For the Year Ended
		December 31, 2009

	Location of Gain or (Loss)	Amount of Gain or
	Recognized in Income on	(Loss) Recognized in
(In thousands)	Derivatives	Income on Derivatives

Derivatives not designated as hedging instruments
Interest rate contracts	Non-interest income	$420

Total derivatives not designated as hedging instruments		$420

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

5. Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2009 and 2008 are as follows:

	December 31, 2009				December 31, 2008

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$597	$-	$-	$597	$596	$1	$-	$597
U.S. Government sponsored enterprise obligations	198,692	1,621	(583)	199,730	228,844	4,586	(81)	233,349
Corporate obligations	8,139	378	-	8,517	8,178	-	(232)	7,946
Other bonds and obligations	14,625	127	(1,518)	13,234	17,654	128	(2,333)	15,449
Auction rate certificates	27,550	-	(2,755)	24,795	28,000	-	(4,521)	23,479
Marketable equity securities	8,567	216	-	8,783	19,039	103	(8)	19,134
Trust preferred equity securities	48,754	-	(15,458)	33,296	47,708	-	(16,443)	31,265
Private label residential mortgage-backed securities	23,871	-	(3,015)	20,856	33,027	-	(7,891)	25,136
Residential mortgage-backed securities	1,951,297	68,393	(1,643)	2,018,047	1,543,403	30,019	(1,215)	1,572,207

Total available for sale	2,282,092	70,735	(24,972)	2,327,855	1,926,449	34,837	(32,724)	1,928,562

Held to maturity
Residential mortgage-backed securities	230,596	11,360	-	241,956	299,222	8,832	(38)	308,016
Other bonds	10,170	243	(38)	10,375	10,560	186	-	10,746

Total held to maturity	240,766	11,603	(38)	252,331	309,782	9,018	(38)	318,762

Total securities	$2,522,858	$82,338	$(25,010)	$2,580,186	$2,236,231	$43,855	$(32,762)	$2,247,324

The securities portfolio is reviewed on a monthly basis for the presence of other-than-temporary impairment (“OTTI”). During the second quarter of 2009 new OTTI guidance issued by the FASB was adopted for debt securities that requires credit related OTTI be recognized in earnings while non-credit related OTTI be recognized in other comprehensive income (“OCI”) if there is no intent to sell or will not be required to sell the security. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. The new guidance also required that previously recorded impairment charges which did not relate to a credit loss should be reclassified from retained earnings to accumulated other comprehensive income (“AOCI”). Therefore, during the quarter ended June 30, 2009, the Company reclassified the non-credit related portion of a previously recorded OTTI loss. Also, during 2009 the Company recorded OTTI losses on two securities in accordance with this FASB guidance, as described below.

•
A credit related OTTI loss in the amount of $816,000 was recorded against the Company’s position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities. During the second quarter of 2009, the fund experienced its first realized loss on a mortgage investment and management determined that the dollar amount of securities carrying a rating of CCC or lower had increased since the March 31, 2009 quarter-end. This decrease in the credit quality of the securities coupled with the loss recognized by the fund, resulted in management’s determination that the fund was other-than-temporarily impaired. The non-credit related OTTI was $1.9 million, or $1.2 million, net of tax, and was recognized in OCI and a credit impairment of $626,000 was recorded. The credit-related impairment was determined by applying the midpoint of the estimated default rates of CCC, CC and C rated securities to the investments in the portfolio and adjusting the par value downward by these estimated losses. A white paper written by one of the rating agencies outlining estimated default ranges on residential private mortgage-backed securities based upon credit rating was utilized by the Company for its analysis. In December 2009, an additional credit impairment was recorded in the amount of $190,000 which was determined using the same methodology and the previously recorded non-credit impairment was reduced by $190,000, or $122,000, net of tax, as the market value of the security increased since June 2009. As of December 31, 2009, the fund has a current book value of $8.1 million. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities.

•
A credit related OTTI loss in the amount of $581,000 was recorded on a pooled trust preferred security in December 2009 based on cash flow analyses. The Company received nine cash flow scenarios from the underwriter which were utilized by management to analyze this security for potential OTTI. The nine scenarios covered various default rates, recovery rates and prepayment options over different time periods. Two of the nine cash flow analyses indicated impairment over the life of the security. The driver of the indicated impairment was the recovery rate, which was modeled at 0% in these two cash flow scenarios. As the severity of the estimated loss in these two cash flow scenarios doubled since the prior OTTI analysis in the third quarter of 2009 and due to the fact that the past history of the security indicates that there have not been any recoveries to date from securities that have defaulted, the Company recorded a

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

credit-related impairment charge. The credit impairment represents the average loss of the two negative cash flow analyses. The non-credit related impairment of $1.2 million, or $748,000, net of tax, was recognized in OCI. After the write-down, the cost basis of the security was $1.4 million at December 31, 2009. There is no intent to sell nor is it more likely than not that the Company will be required to sell this security.

During 2008, one of the “individual name” trust preferred securities was deemed to be other-than-temporarily impaired and a charge of $1.6 million was recorded in the third quarter. Upon the adoption of the OTTI guidance discussed above, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased AOCI by $1.6 million, or $1.0 million, net of tax.

The following tables present the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of December 31, 2009 and December 31, 2008. Of the securities summarized, 28 issues have unrealized losses for less than twelve months and 44 have unrealized losses for twelve months or more at December 31, 2009. This compares to a total of 145 issues that had an unrealized loss at December 31, 2008, of which 142 were in a continuous loss position for less than one year and three had unrealized losses for more than one year.

	December 31, 2009

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$83,108	$542	$3,774	$41	$86,882	$583
Corporate obligations	-	-	-	-	-	-
Other bonds and obligations	7,500	1,556	-	-	7,500	1,556
Auction rate certificates	-	-	24,795	2,755	24,795	2,755
Marketable equity securities	-	-	-	-	-	-
Trust preferred equity securities	249	1,160	33,047	14,298	33,296	15,458
Private label residential mortgage-backed securities	-	-	20,856	3,015	20,856	3,015
Residential mortgage-backed securities	246,600	1,643	-	-	246,600	1,643

Total securities with unrealized losses	$337,457	$4,901	$82,472	$20,109	$419,929	$25,010

	December 31, 2008

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$5,278	$81	$-	$-	$5,278	$81
Corporate obligations	7,945	232	-	-	7,945	232
Other bonds and obligations	6,659	2,333	-	-	6,659	2,333
Auction rate certificates	23,479	4,521	-	-	23,479	4,521
Marketable equity securities	520	8	-	-	520	8
Trust preferred equity securities	25,031	11,311	6,234	5,132	31,265	16,443
Private label residential mortgage-backed securities	25,136	7,891	-	-	25,136	7,891
Residential mortgage-backed securities	148,432	1,253	-	-	148,432	1,253

Total securities with unrealized losses	$242,480	$27,630	$6,234	$5,132	$248,714	$32,762

Management believes that no individual unrealized loss as of December 31, 2009 represents a credit-related other-than-temporary impairment, based on its detailed monthly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at December 31, 2009.

The unrealized loss on mortgage-backed securities issued by private institutions is primarily concentrated in one BBB rated private-label mortgage-backed security which is substantially paid down, well seasoned and of an earlier vintage that has not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. Widening in non-agency mortgage spreads since the date purchased is the primary factor for the unrealized losses reported on private label mortgage-backed securities. None of the securities are backed by subprime mortgage loans and none have suffered losses. One of the private issue securities was downgraded to BBB during the third quarter of 2009 and the remaining securities are single A rated

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

through AAA rated. The unrealized losses reported on mortgage-backed securities relate to securities issued by FNMA and FHLMC due to changes in market interest rates since the date purchased. All mortgage-backed securities are still paying principal and interest and are expected to continue to pay their contractual cash flows. The Company does not have any commercial mortgage-backed securities. Management’s review of the above factors and issuer specific data concluded that the private-label and agency mortgage- backed securities are not other-than-temporarily impaired.

The unrealized losses on other bonds and obligations primarily relates to the non-credit related OTTI loss on a position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products. Although the fund has experienced declines in credit ratings since the beginning of the year, it was not due to customer redemptions or forced selling of the investments. The fund recorded its first loss which factored into management’s determination that the fund was other-than-temporarily impaired. The investment carries a market value to book value ratio of 81.21%, a weighted average underlying investment credit rating of A+ and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities.

The unrealized losses on auction rate certificates relate to certificates issued by an investment banking firm and are pools of government-guaranteed student loans that are issued by state student loan departments. In the first half of 2008, the auction process for auction rate certificates began to freeze resulting from the problems in the credit markets. These securities are currently rated AAA and are still paying their contractual cash flows and are expected to continue to pay their contractual cash flows. Management has concluded that no other-than-temporary impairment exists as of December 31, 2009. In 2008, the underwriter entered into a settlement agreement with several state regulatory agencies, whereby they have agreed to repurchase these certificates from both their retail and institutional customers at par. The institutional buy-back of these securities is scheduled on or around June 30, 2010.

Trust preferred securities are comprised of two pooled trust preferreds with an amortized cost of $6.1 million, one of which is rated BB and the other is rated BBB-. The remaining $42.6 million are comprised of twelve “individual names” issues with the following ratings: $6.0 million rated A to A-, $14.5 million rated BBB+ and $22.1 million rated BB to BB+. Except for the BB rated pooled trust preferred security the unrealized losses reported for trust preferred equity securities relate to the financial and liquidity stresses in the fixed income markets. Although the ratings on some issues have been reduced since December 31, 2008, all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferreds and the “individual names” trust preferred equity securities was completed. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. As discussed above, a credit related OTTI loss of $581,000 was recorded through earnings during the year ended December 31, 2009 on one of the pooled trust preferred.

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

Twelve Months Ended
December 31,

(In thousands)	2009

Balance, beginning of period	$-
Additions:
Initital credit impairments which were not previously recognized
as a component of earnings	1,207
Subsequent credit impairments	190
Reductions:
Securities sold	-

Balance, end of period	$1,397

As of December 31, 2009, the amortized cost and fair values of debt securities and short-term obligations, by contractual maturity, are shown below. Expected maturities may differ from contracted maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

	Available for Sale		Held to Maturity

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value

December 31, 2009
Due in one year or less	$74,141	$71,898	$1,780	$1,808
Due after one year through five years	107,208	108,457	6,840	6,999
Due after five years through ten years	57,542	57,357	550	568
Due after ten years	59,466	42,457	1,000	1,000
Mortgage-backed securities	1,975,168	2,038,903	230,596	241,956

Total debt securities	$2,273,525	$2,319,072	$240,766	$252,331

Securities with a fair value of approximately $673.8 million and $1.12 billion at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, repurchase agreements and FHLB borrowings.

Proceeds from sales of available for sale securities for the years ending December 31, 2009, 2008 and 2007 were $169.5 million, $286.3 million and $842.3 million, respectively. The following is a summary of realized gains and losses on sales of securities available for sale during the periods presented:

	Debt Securities			Equity Securities

	Year Ended December 31,			Year Ended December 31,

(In thousands)	2009	2008	2007	2009	2008	2007

Realized gains	$7,367	$5,814	$2,142	$-	$27	$841
Realized losses	(53)	(20)	(29,241)	-	(1,297)	(434)

6. Loans

The composition of the Company’s loan portfolio was as follows:

	December 31,

(In thousands)	2009	2008

Residential real estate	$2,382,514	$2,524,638
Commercial real estate	1,100,880	1,077,200
Construction
Residential	13,789	21,380
Commercial	132,370	143,610
Commercial business	411,211	458,952
Consumer
Home equity and equity lines of credit	705,673	714,444
Other	15,608	22,561

Total consumer	721,281	737,005

Total loans	4,762,045	4,962,785
Allowance for loan losses	(52,463)	(49,911)

Total loans, net	$4,709,582	$4,912,874

As of December 31, 2009 and 2008, the Company’s residential real estate loan, home equity and equity line of credit portfolios are entirely collateralized by one- to four-family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan and commercial construction portfolios are collateralized primarily by multi-family, commercial and industrial properties located predominantly in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, plant and equipment, collateralized the majority of commercial business loans. The Company does not originate or directly invest in subprime loans.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Allowance for Loan Losses

The following table provides a summary of activity in the allowance for loan losses for the periods presented:

	Year Ended December 31,

(In thousands)	2009	2008	2007

Balance at beginning of period	$49,911	$43,813	$37,408
Net allowance gained through acquisition	-	-	3,894
Provisions charged to operations	18,000	13,400	4,900
Charge-offs
Residential real estate loans	3,368	611	47
Commercial real estate loans	3,101	926	840
Commercial construction loans	3,102	4,213	285
Commercial business loans	6,547	1,973	2,267
Consumer loans	1,156	1,090	786

Total charge-offs	17,274	8,813	4,225

Recoveries
Residential real estate loans	175	13	278
Commercial real estate loans	560	275	353
Commercial construction loans	-	-	11
Commercial business loans	859	1,090	948
Consumer loans	232	133	246

Total recoveries	1,826	1,511	1,836

Net charge-offs	15,448	7,302	2,389

Balance at end of period	$52,463	$49,911	$43,813

Loan Servicing Rights

The components of loan servicing rights are as follows:

	Year Ended December 31,

(In thousands)	2009	2008	2007

Loan servicing rights
Balance at beginning of year	$3,001	$3,776	$3,063
Additions	295	392	1,582
Amortization	(711)	(767)	(869)
Impairment adjustment	(522)	(400)	-

Balance at end of period	$2,063	$3,001	$3,776

The fair value of the capitalized loan servicing rights is approximately $550,000 greater than its carrying value at December 31, 2009 and approximated its carrying value at December 31, 2008. The Company services residential real estate mortgage loans that it has sold without recourse to third parties. Although the Company continues to have a portfolio of serviced residential real estate loans, NewAlliance began selling the majority of residential real estate loans in the secondary market on a servicing released basis in 2007. The Company is also involved in the SBA loan secondary market. The Company currently sells the guaranteed portion of SBA loans that meet certain criteria while retaining the servicing rights. The aggregate of all loans serviced for others approximates $319.6 million and $376.3 million as of December 31, 2009 and 2008, respectively.

Related Party Loans
As of December 31, 2009 and 2008, outstanding loans to related parties totaled approximately $91,000 and $93,000, respectively. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, immediate family members and owners of 10% or more of the Company’s stock. For the years ended December 31, 2009 and 2008, all related party loans were performing.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Nonperforming Assets
Nonperforming assets include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, restructured loans due to a weakening in the financial condition of the borrower and other real estate owned. There were no accruing loans included in the Company’s nonperforming assets as of December 31, 2009 and 2008. As of December 31, 2009 and 2008, nonperforming assets were:

	December 31,

(In thousands)	2009	2008

Nonaccrual loans	$50,507	$38,331
Other real estate owned	3,705	2,023

Total nonperforming assets	$54,212	$40,354

Troubled debt restructured loans included in nonaccrual loans above	3,294	-

For the years ended December 31, 2009, 2008 and 2007, had interest been accrued at contractual rates on nonaccrual and restructured loans, such income would have approximated $2.8 million, $1.6 million and $1.1 million, respectively. As of December 31, 2009, 2008 and 2007, no significant additional funds were committed to customers whose loans have been restructured or were nonperforming.

Impaired Loans
As of December 31, 2009 and 2008, the recorded investment in loans considered to be impaired was $47.2 million and $22.9 million, respectively. As of December 31, 2009 and 2008, all loans considered impaired by the Company had a reserve allocation which totaled $3.6 million and $3.1 million, respectively. The average recorded investment in impaired loans for the years ended December 31, 2009, 2008 and 2007 was $47.6 million, $17.3 million and $10.5 million, respectively. The recognition of interest income on impaired loans includes an individual assessment of each loan. When payments on impaired loans are received, interest income is recorded on a cash basis or is applied to principal based on an individual assessment of each loan. Interest income recognized on impaired loans was approximately $569,000, $786,000 and $656,000 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there were no commitments to lend additional funds for loans considered impaired.

7.      Premises and Equipment

As of December 31, 2009 and 2008, premises and equipment consisted of:

	December 31,

(In thousands)	2009	2008

Land and land improvements	$7,165	$7,165
Buildings	73,265	72,010
Furniture and equipment	51,920	52,861
Leasehold improvements	14,791	13,930

	147,141	145,966
Less accumulated depreciation and amortization	(90,058)	(86,547)

Premises and equipment, net	$57,083	$59,419

Total depreciation and amortization expenses amounted to $6.3 million, $6.8 million and $7.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

8.      Goodwill and Identifiable Intangible Assets

     The changes in the carrying amount of goodwill and identifiable intangible assets for the years ended December 31, 2009 and 2008 are summarized as follows:

			Total
		Core Deposits	Identifiable
		and Customer	Intangible
(In thousands)	Goodwill	Relationship	Assets

Balance, December 31, 2007	$531,191	$53,316	$53,316
Other	(4,024)
Amortization expense	-	(9,456)	(9,456)

Balance, December 31, 2008	$527,167	$43,860	$43,860

Amortization expense	-	(8,501)	(8,501)

Balance, December 31, 2009	$-	$35,359	$35,359

Estimated amortization expense for the year ending:
2010		7,811	7,811
2011		7,556	7,556
2012		7,556	7,556
2013		7,461	7,461
2014		3,617	3,617
Thereafter		1,358	1,358

The reduction of $4.0 million in goodwill in 2008, shown above as other, was primarily due to a reduction of unrecognized tax benefits for tax positions taken in prior years based on the settlement of an IRS examination.

There were no impairments recorded for goodwill and identifiable intangible assets since inception.

The components of identifiable intangible assets are core deposit and customer relationships and had the following balances at December 31, 2009:

	Original		Balance
	Recorded	Cumulative	December 31,
(In thousands)	Amount	Amortization	2009

Core deposit and customer relationships	$86,908	$51,549	$35,359

9.      Other Assets

Components of other assets are as follows:

	December 31,

(In thousands)	2009	2008

Deferred tax asset, net	$14,078	$30,339
Accrued interest receivable	33,078	35,285
Investments in limited partnerships and other investments	8,003	9,171
Receivables arising from securities transactions	14,165	9,892
Prepaid FDIC assessments	26,001	128
All other	18,616	16,858

Total other assets	$113,941	$101,673

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

10.      Deposits

A summary of deposits by account type is as follows:

	December 31,

(In thousands)	2009	2008

Savings	$1,817,787	$1,463,341
Money market	790,453	346,522
NOW	400,176	368,730
Demand	534,358	494,978
Time	1,481,446	1,774,259

Total deposits	$5,024,220	$4,447,830

A summary of time deposits by remaining period to maturity is as follows:

	December 31,

(In thousands)	2009	2008

Within three months	$520,129	$327,834
After three months, but within one year	541,770	896,527
After one year, but within three years	322,081	436,263
After three years	97,466	113,635

Total time deposits	$1,481,446	$1,774,259

As of December 31, 2009 and 2008 time deposits in denominations of $100,000 or more were approximately $478.1 and $563.0 million, respectively. Interest expense paid on these deposits was approximately $14.2 million, $19.9 million and $32.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

11.      Borrowings

The following is a summary of the Company’s borrowed funds:

	December 31,	Weighted	December 31,	Weighted
(In thousands)	2009	Average Rate	2008	Average Rate

FHLB advances (1)	$1,755,533	4.15%	$2,190,914	4.30%
Repurchase agreements	112,095	2.55	159,530	1.65
Mortgage loans payable	1,165	4.66	1,317	4.93
Junior subordinated debentures issued to affiliated trusts (2)	21,135	3.88	24,735	5.57

Total borrowings	$1,889,928	4.05%	$2,376,496	4.14%

(1)	Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $3.1 million and $5.8 million at December 31, 2009 and December 31, 2008, respectively.

(2)	Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of of $0 and $100,000 at December 31, 2009 and December 31, 2008, respectively. The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following schedule presents the contractual maturities of the Company’s borrowings as of December 31, 2009:

(In thousands)	2010	2011	2012	2013	2014	2015 +	Total

FHLB advances (1)	$519,964	$417,982	$223,820	$192,271	$138,215	$260,160	$1,752,412
Repurchase agreements	87,095	-	25,000	-	-	-	112,095
Mortgage loans payable	-	-	-	1,165	-	-	1,165
Junior subordinated debentures issued to affiliated trusts	-	-	-	-	-	21,135	21,135

Total borrowings	$607,059	$417,982	$248,820	$193,436	$138,215	$281,295	$1,886,807

(1)	Balances are contractual maturities and exclude $3.1 million in fair value adjustments on acquired balances.

FHLB advances are secured by the Company’s investment in FHLB Boston stock, a blanket security agreement and other eligible investment securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. Investment securities currently maintained as collateral are all U.S. Agency hybrid adjustable rate mortgage-backed securities. At December 31, 2009 and 2008, the Bank was in compliance with the FHLB collateral requirements. At December 31, 2009, the Company could borrow immediately an additional $267.4 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity of approximately $1.49 billion would be readily available by pledging additional eligible securities as collateral. At December 31, 2009, all of the Company’s $1.75 billion outstanding FHLB advances were at fixed rates ranging from 1.51% to 8.17%. The weighted average rate for all FHLB advances at December 31, 2009 was 4.22%. The Company also has borrowing capacity at the FRB’s discount window, which was approximately $89.3 million as of December 31, 2009, all of which was available on that date. Repurchase agreements with commercial or municipal customers or dealer/brokers are secured by the Company’s investment in specific issues of agency mortgage-backed securities and agency obligations in the amount of $40.6 million and $113.2 million, respectively, as of December 31, 2009. Repurchase agreement lines of credit totaled $225.0 million at December 31, 2009, with $200.0 million available.

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

The following table sets forth changes in the benefit obligation, changes in Plan assets and the funded status of the Plans for the periods ended December 31, 2009 and 2008. The table also provides a reconciliation of the Plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets. On December 31, 2006, the Company adopted the recognition provisions FASB ASC 715 Compensation - Retirement Benefits, which requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans on their balance sheets, and on December 31, 2008 the Company adopted the measurement date provision.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

			Supplemental
			Executive		Other Postretirement
	Qualified Pensions		Retirement Plans		Benefits

(In thousands)	2009	2008	2009	2008	2009	2008

Change in benefit obligation
Projected benefit obligation at beginning of year	$96,108	$89,264	$12,628	$11,560	$5,965	$6,278
Service cost	3,235	3,150	440	538	219	196
Interest cost	5,721	5,451	772	707	357	372
Plan participant contributions	-	-	-	-	320	277
Plan amendments	-	-	-	-	-	-
Actuarial loss (gain)	2,559	1,637	2,201	209	(210)	(624)
Benefits paid	(4,594)	(5,544)	(3,694)	(697)	(615)	(676)
Adjustment for change in measurement date	-	2,150	-	311	-	142

Projected benefit obligation at end of year	103,029	96,108	12,347	12,628	6,036	5,965

Change in plan assets
Fair value of plan assets at beginning of year	76,935	103,444	-	-	-	-
Actual return on plan assets	20,181	(29,763)	-	-	-	-
Employer contributions	-	7,000	3,694	697	295	399
Plan participant contributions	-	-	(3,694)	(697)	320	277
Benefits paid and administrative expenses	(4,594)	(5,544)			(615)	(676)
Adjustment for change in measurement date	-	1,798	-	-	-	-

Fair value of plan assets at end of year	92,522	76,935	-	-	-	-

Funded status at measurement date and net amount recognized in Company’s consolidated balance sheets	$(10,507)	$(19,173)	$(12,347)	$(12,628)	$(6,036)	$(5,965)

Accumulated benefit obligation	$94,880	$88,717	$(9,860)	$(9,754)	$(6,036)	$(5,965)

The following table presents the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost as of December 31, 2009 and 2008.

			Supplemental Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2009	2008	2009	2008	2009	2008

Transition obligation	$-	$-	$-	$-	$33	$66
Prior service cost	308	342	33	38	-	-
Actuarial loss (gain)	15,471	22,871	12	(26)	(758)	(733)

Unrecognized components of net periodic benefit cost in accumulated other comprehensive income, net of tax	$15,779	$23,213	$45	$12	$(725)	$(667)

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The components of net periodic pension cost for the periods indicated were as follows (in thousands):

	Year Ended December 31,

Qualified pension	2009	2008	2007

Service cost - benefits earned during the period	$3,235	$3,150	$3,236
Interest cost on projected benefit obligation	5,721	5,451	5,031
Expected return on plan assets	(6,965)	(7,191)	(7,143)
Amortization and deferral	53	51	51
Recognized net loss	816	-	317

Net periodic pension cost	$2,860	$1,461	$1,492

Supplemental retirement plans

Service cost - benefits earned during the period	$440	$538	$500
Interest cost on projected benefit obligation	772	706	636
Amortization and deferral	7	7	7
Recognized net loss (gain)	2,143	213	(282)

Net periodic benefit cost	$3,362	$1,464	$861

Other postretirement benefits

Service cost - benefits earned during the period	$219	$196	$198
Interest cost on projected benefit obligation	357	372	351
Amortization and deferral	52	52	52
Recognized net gain	(172)	(80)	(23)

Net periodic benefit cost	$456	$540	$578

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

		Supplemental	Other
	Qualified	Executive	Postretirement
(In thousands)	Pension	Retirement Plans	Benefits

Transition obligation	$-	$-	$52
Prior service cost	54	7	-
Actuarial loss (gain)	1,296	-	(160)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

			Other
	Qualified	Nonqualified	Postretirement
(In thousands)	Pensions	Pensions	Benefits

2010	4,962	702	413
2011	5,103	720	381
2012	5,329	1,262	376
2013	5,667	1,583	254
2014	5,984	975	425
2015 - 2019	35,677	7,397	2,569

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Significant actuarial assumptions used to determine the actuarial present value of the projected obligation were as follows:

			Supplemental Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

	2009	2008	2009	2008	2009	2008

Discount rate	5.85%	6.10%	5.75%	6.35%	5.50%	6.25%
Rate of compensation increase	3.50	3.50	3.50	3.50	n/a	n/a

Significant actuarial assumptions used to determine the net periodic benefit cost were as follows:

			Supplemental Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

	2009	2008	2009	2008	2009	2008

Discount rate	6.10%	6.25%	5.75%	6.25%	6.25%	6.25%
Expected return on plan assets	7.75	8.00	n/a	n/a	n/a	n/a
Rate of compensation increase	3.50	4.00	3.50	4.00	n/a	n/a

Assumed health care cost trend rates at December 31,

	2009	2008

Health care cost trend rate assumed for next year	10.00%	9.50%
Rate that the cost trend rate gradually declines to	5.00	5.00
Year that the rate reaches the rate it is assumed to remain at	2019	2017

Effect of one percentage change in assumed health care cost trend rates in 2009
	1% Increase	1% Decrease

Effect on total service and interest components	$39,371	$(34,171)
Effect on postretirement benefit obligation	325,038	(286,475)

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

	Actual percentage of fair value
			Allocation
Asset Class	2009	2008	Range

Equity securities	70.3%	52.6%	49 - 78%
Debt securities	27.1	35.2	25 - 40
Cash	2.6	12.2	0 - 5

Cash held by a particular manager will be viewed as belonging to the asset class in which the manager primarily invests. It is expected that individual managers over time will exceed the median return of the appropriate manager universe composed of professionally managed institutional funds in the same asset class and style.

Rebalancing and Investment of New Contributions
These asset allocation ranges are guidelines and deviations may occur periodically as a result of market movements. In order to balance the benefits of rebalancing with associated transaction costs, assets will be rebalanced if they are outside the range noted above based on quarter-end market values. In addition, the Compensation Committee reserves the right to rebalance at any time it deems necessary and prudent. New contributions to the Plan assets will be invested in a manner that rebalances the Plan assets to the greatest extent possible. The high percent value in the cash asset class in 2008 was due to a $7.0 million contribution made to the Plan on December 30, 2008. Asset allocations were then rebalanced in January 2009.

Plan Contributions
The Company plans to contribute $702,000 to the SERP and $206,000 to its other postretirement plan in 2010. The Company does not expect to contribute to the defined benefit pension plan in 2010. A SERP payment of approximately $2.7 million is expected to be paid in the third quarter for an executive who retired in January 2010.

Plan Assets
In December 2008, the FASB revised the disclosure guidance for retirement benefits. This guidance provides for additional disclosures about plan assets of a defined benefit pension or other postretirement plan. Pursuant to the guidance, the added disclosures include: (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentrations of risk. Additionally, this requires an employer to disclose information about the valuation of plan assets similar to that required under FASB ASC 820, Fair Value Measurements and Disclosures.   Those disclosures include: (1) the level within the fair value hierarchy in which fair value measurements of plan assets fall, (2) information about the inputs and valuation techniques used to measure the fair value of plan assets, and (3) a reconciliation of the beginning and ending balances of plan assets valued using significant unobservable inputs.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The fair value of the Company’s pension plan assets at December 31, 2009 by asset category are listed in the table below.

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash and Cash equivalents	$2,436	$2,436	$-	$-
Equity Securities
U.S. Companies	21,760	21,760	-	-
International Companies	1,842	1,842	-	-
Mutual Funds
Equity Mutual Funds	24,635	24,635	-	-
Fixed Income Mututal Funds	9,373	-	9,373	-
Interests in Collective Trusts
Equity Investments	16,789	-	16,789	-
Fixed Income Investments	962	-	962	-
Real estate Investments	230	-	230	-
US Government and State Agency Obligations	3,057	2,005	1,052	-
Corporate Bonds	10,503	-	10,503	-
Annuities	935	-	935	-

Total Investments	$92,522	$52,678	$39,844	$-

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 -	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;
Level 3 -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Cash and Cash equivalents:   Carrying value is assumed to represent fair value for cash and short-term investments.

Equity Securities:   Included in this category are exchange-traded common and preferred shares invested in the retail, energy, financial, health care, industrial, technology, materials and utility sectors. The fair value of the securities are based on quoted market prices of identical securities in active markets and therefore are classified as Level 1 in the fair value hierarchy.

Equity Mutual Funds:   Fair value of the fund is based upon the fair value of the underlying equity securities. The fair value of the underlying equity securities are based on quoted market prices of identical securities in active markets and therefore are classified as Level 1 in the fair value hierarchy.

Fixed Income Mutual Funds:   Fair value of the fund is based upon the fair value of the underlying debt securities. The fair value of the underlying debt securities are based on quoted market prices of similar securities or estimated using pricing models (i.e. matrix pricing) using observable market inputs and therefore are classified as Level 2 in the fair value hierarchy.

Interest in Collective Trusts:   This category includes investments in equity, fixed income and real estate funds by a collective trust. The fair value of investments in collective trust funds are measured as the fair value of the ownership interest in the fund, which may not always be the fair value of the underlying net assets of the collective investment trust. The net asset value per unit of a collective investment trust is a primary input into the valuation of ownership interest in a collective investment trust. In addition, consideration is given to specific rights or obligations that pertain to the investments. Based on the observability of prices or inputs used to value the underlying portfolio instruments, investments in collective trusts are classified as Level 2 of the fair value hierarchy.

U.S. Government and State Agency Obligations:   Included in this category are government and municipal obligations. The U.S. government obligations are measured at fair value based on quoted prices for identical securities in active markets are classified as Level 1 of the fair value hierarchy. The municipal obligations are measured at fair value based on pricing models using benchmark yields and spreads and therefore are classified Level 2 in the fair value hierarchy.

Corporate Obligations:   Included in this category are investments in corporate bonds where the fair values are estimated by using pricing models (i.e. matrix pricing) with observable market inputs including recent transactions and/or benchmark yields or quoted prices of securities with similar characteristics and are therefore classified within Level 2 of the valuation hierarchy.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Annuities:   This category consists of a guaranteed deposit account issued by Prudential Retirement Insurance and Annuity Company. Classification within the fair value hierarchy is based on the fair value of the underlying investments of the annuity which are primarily comprised of publicly traded and privately placed debt securities, corporate obligations, mortgage backed securities, money market accounts, and equity securities. The fair value of these underlying securities are based on quoted prices in an active market, pricing models, or quoted prices of securities with similar characteristics. The portion of the portfolio with fair values based on pricing models is approximately 95%, comprised of fixed income debt securities and mortgage backed securities. The remaining portion of the portfolio primarily uses quotable market prices for identical securities (i.e. Level 1). As the primary inputs in deriving fair value of the investments in the portfolio are Level 2 inputs, the fair value of the annuity has been classified as Level 2 in the fair value hierarchy.

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

There have been no voluntary cash contributions made by the Bank to the Savings Plan maintained for employees meeting certain eligibility requirements for the years ended December 31, 2009, 2008 and 2007.

In connection with the conversion of the Bank to a state-chartered stock bank, the Company established an ESOP to provide substantially all employees of the Company the opportunity to also become stockholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Company’s discretionary contributions to the ESOP over a remaining period of 24 years. The unallocated ESOP shares are pledged as collateral on the loan.

At December 31, 2009, the loan had an outstanding balance of $97.5 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unearned ESOP shares are not considered outstanding for purposes of computing earnings per share and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the years ended December 31, 2009, 2008, and 2007 was approximately $2.9 million, $3.2 million and $3.7 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of December 31, 2009 were as follows:

Shares released for allocation	1,411,845
Unreleased shares	6,042,717

Total ESOP shares	7,454,562

Market value of unreleased shares at December 31, 2009 (in thousands)	$72,573

In April of 2004, the Company also established a supplemental profit sharing plan and a supplemental ESOP (the “Supplemental Savings Plans”) that provide benefits for certain key executive officers, which are unfunded. Compensation expense related to the Supplemental Savings Plans was $147,000, $9,000 and $178,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

The LTCP allows for the issuance of up to 11.4 million Options or Stock Appreciation Rights and up to 4.6 million Stock Awards or Performance Awards. During the year ended December 31, 2009, a mix of stock options, restricted stock and performance-based restricted shares were awarded to employees.

Option Awards
Options awarded to date are for a term of ten years and total approximately 9.6 million shares. Substantially all of these options were awarded on the original award date of June 17, 2005 and these 2005 option awards had the following vesting schedule: 40% vested at year-end 2005 and 20% vested at year-end 2006, 2007 and 2008, respectively. Subsequent awards have vesting periods of either three or four years. The Company assumed a 4.1% average forfeiture rate on options granted subsequent to June 17, 2005 as the majority of the options were awarded to senior level management. Compensation expense recorded on options for the years ended December 31, 2009, 2008 and 2007 was $357,000, $4.2 million and $4.5 million, respectively, or after tax expense of approximately $230,000, $2.8 million and $2.9 million, respectively. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense in future periods.

Options to purchase 473,109 shares, 124,656 shares, and 125,704 shares were granted to employees during the years ended December 31, 2009, 2008, and 2007, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $2.31, $2.21, and $2.72 per share for the options which were granted in 2009, 2008, and 2007, respectively. The weighted-average related assumptions for these periods are presented in the following table.

	2009	2008	2007

Risk-free interest rate	2.64%	2.83%	4.41%
Expected dividend yield	2.20%	2.06%	1.62%
Expected volatility	19.43%	16.78%	19.59%
Expected life (years)	6.24	6.22	4.69

•	The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of the grant.
•	The dividend yield is calculated on the current dividend and strike price at the time of the grant.
•
The expected volatility assumption is based on the Company’s stock price history, which for 2009 and 2008 was 60 months and 48 months, respectively. For 2007, historical data of recently converted thrifts was used for expected volatility assumptions.

•	The expected life for options granted during the years ended December 31, 2009, 2008, and 2007 was determined by applying the simplified method as allowed by current accounting guidance.

A summary of option activity as of December 31, 2009 and changes during the period ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	8,422,666	$14.40
Granted	473,109	12.76
Exercised	-	-
Forfeited/cancelled	(3,561)	13.88
Expired	(1,007,413)	14.39

Options outstanding at December 31, 2009	7,884,801	$14.30	5.79	$-

Options exercisable at December 31, 2009	7,253,647	$14.40	5.50	$-

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the nonvested options during the year ended December 31, 2009.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2009	247,494	$2.60
Granted	473,109	2.31
Vested	(85,888)	2.66
Forfeited / Cancelled	(3,561)	2.26

Nonvested at December 31, 2009	631,154	$2.38

The total fair value of options that vested in 2009, 2008 and 2007 was $229,000, $4.3 million and $4.5 million, respectively.

Restricted Stock and Performance-Based Restricted Stock Awards
 To date, approximately 3.8 million shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and these 2005 awards have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards have vesting schedules of three years, four years, or cliff vest after three years. During the year ended December 31, 2009, in addition to restricted stock awards, the Company also granted performance-based restricted awards. The vesting for these newly issued performance-based awards is conditional upon fulfillment of a market condition and on meeting a service period. Of the 222,854 shares of restricted stock awarded during the year ended December 31, 2009, 65,149 shares were performance-based.

Performance-based restricted stock shares were awarded to executive management and other key members of senior management. The actual number of performance shares to be earned will be based on performance criteria over a three-year performance period beginning May 29, 2009 and ending May 31, 2012. Performance shares vest based on total shareholder return (“TSR”) (defined as share price appreciation from the beginning of the performance period to the end of the performance period, plus the total dividends paid on the common stock during the period) for the group of banks and thrifts listed on the SNL Thrift Index versus the Company’s TSR (the “TSR Percentage”). The performance shares, if earned, will vest on May 31, 2012. A simulation model was used to provide a grant date fair value for the performance-based shares. Expense for the performance-based awards is recognized based on the probability of attaining the performance targets and over the service period similar to the recognition of the expense associated with the other restricted stock awards that only have a service condition.

Total restricted stock compensation expense for the year ended December 31, 2009, 2008 and 2007 was approximately $6.1 million, $7.0 million and $7.5 million, respectively, or after-tax expense of approximately $4.8 million, $4.5 million and $4.9 million, respectively. The Company anticipates that it will record expense of approximately $6.1 million, $5.3 million, $421,000 in calendar years 2010 through 2012, respectively. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense recognized in future periods.

The following table summarizes the nonvested restricted stock and performance-based restricted stock awards during the year ended December 31, 2009.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2009	1,656,933	$14.33
Granted	222,854	14.58
Vested	(487,975)	14.35
Forfeited / Cancelled	(166,749)	14.33

Nonvested at December 31, 2009	1,225,063	$14.37

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

14.      Income Taxes

The components of income tax expense are summarized as follows:

	Year Ended December 31,

(In thousands)	2009	2008	2007

Current tax expense
Federal	$28,691	$20,116	$15,952
State	694	82	66

Total current	29,385	20,198	16,018

Deferred tax (benefit) expense net of valuation reserve
Federal	(3,337)	826	(955)
State	(251)	(277)	-

Total deferred	(3,588)	549	(955)

Total income tax expense	$25,797	$20,747	$15,063

For the years ended December 31, 2009, 2008 and 2007, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

	Year Ended December 31,

(In thousands)	2009	2008	2007

Provision for income taxes at statutory rate	$25,284	$23,115	$13,600
Increase (decrease) in taxes resulting from:
State income tax expense	451	53	43
Dividends received deduction	(79)	(336)	(461)
Bank-owned life insurance	(1,288)	(1,770)	(2,231)
Low income housing and other tax credits	(22)	(25)	(150)
Excess compensation - 162(m)	1,130	507	382
Valuation allowance adjustment, charitable contribution	(51)	-	3,600
Valuation allowance adjustment, capital loss	204	139	-
Tax exempt obligations	-	-	(137)
Interest related to tax reserve	23	(956)	267
Tax reserves	(30)	120	-
Rate change due to change in Massachusetts legislation	-	(277)	-
Other, net	175	177	150

Provision for income taxes	$25,797	$20,747	$15,063

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The tax effects of temporary differences and tax carryforwards that give rise to deferred tax assets and liabilities are presented below:

	December 31,

(In thousands)	2009	2008

Deferred tax assets
Bad debts	$21,339	$20,413
Pension and postretirement benefits	20,520	20,905
Borrowings	5,741	6,862
Noncompete agreements	2,932	3,270
Charitable contribution carryover	80	12,812
Capital loss carryover	1,172	940
State net operating loss carryover	17,146	14,943
Restricted stock	7,001	7,661
Loans	358	316
Other, net	3,071	1,524

Total gross deferred tax assets	79,360	89,646

Less valuation allowance	(21,594)	(30,695)

Total deferred tax assets, net of valuation allowance	57,766	58,951

Deferred tax liabilities
Core deposit intangible	14,278	17,706
Unrealized gain on available for sale securities	18,479	1,079
Premises and equipment, principally due to difference in depreciation	1,422	1,957
Limited partnerships	4,951	5,342
Certificate of deposits	20	68
Investments	2,604	486
Other	1,934	1,974

Total gross deferred tax liabilities	43,688	28,612

Net deferred tax asset	$14,078	$30,339

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

The allocation of deferred tax benefit involving items charged to income, items charged directly to stockholders’ equity and items charged to goodwill are as follows:

	Year Ended December 31,

	2009		2008		2007

(In thousands)	Federal	State	Federal	State	Federal	State

Deferred tax expense (benefit) allocated to:
Stockholders’ equity, tax effect of unrealized gains (losses) on marketable equity securities	$15,165	$-	$(4,139)	$-	$16,334	$-
Stockholders’ equity, tax impact of change in minimum pension liability and new split dollar life insurance accounting pronouncement	4,106	-	(14,263)	-	4,158	-
Goodwill	-	-	(1,206)	-	(2,145)	-
Stockholders’ equity, tax effect of cumulative effect of adoption of new OTTI accounting pronouncement	578	-	-	-	-	-
Reclass to current tax receivable	-	-	(1,247)	-	-	-
Income	(3,588)	-	549	-	(955)	-

Total deferred tax expense (benefit)	$16,261	$-	$(20,306)	$-	$17,392	$-

The Company has no federal net operating loss carryforwards at December 31, 2009. The Company has state net operating loss carryforwards at December 31, 2009 of $351.7 million which expire between 2020 and 2029. As of December 31, 2009 and 2008, the Company had a valuation allowance of $20.1 million against its state deferred tax asset, including the state net operating loss carryforwards, in connection with the creation of a Connecticut passive investment company pursuant to legislation enacted in 1998.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Under this legislation, Connecticut passive investment companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax.

The Company has no alternative minimum tax credit carryforwards at December 31, 2009.

At December 31, 2009, the Company has charitable contribution carryforwards of $198,000, of which $73,000 will expire in 2010, and $125,000 will expire in 2011. The charitable contribution carryforward resulting from the 2004 charitable contribution of 4,000,000 shares of the Company’s stock and $40,000 of cash to the NewAlliance Foundation expired in 2009. The utilization of charitable contributions for any tax year is limited to 10% of taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. A corporation is permitted to carry over to the five succeeding tax years contributions that exceeded the 10% limitation, but deductions in those years are also subject to the maximum limitation. At December 31, 2009 the Company had no valuation allowance against charitable contributions expected to expire in the next two years. At December 31, 2008, the Company had a valuation allowance of $9.0 million against charitable contributions that expired in 2009 unused. Actual charitable contributions that expired in 2009 unused were $25.3 million for which a valuation allowance of $8.9 million was established.

The Company has capital loss carryforwards of $2.9 million and $2.3 million at December 31, 2009 and 2008, respectively. $1.9 million of the carryforward was generated by Westbank Corporation, Inc. (“Westbank”) and expires at the end of 2011. The remainder of carryforwards will primarily expire in 2013 and 2014. Capital losses can only be used to offset capital gains. Excess losses over gains can be carried back three years or carried forward five years. As of December 31, 2009 and December 31, 2008, there is an $1.5 million and a $1.6 million valuation allowance, respectively, for the tax effect of capital loss carryforwards associated with realized and unrealized capital losses on capital assets, of which $462,000 and $794,000, respectively, was recorded as an adjustment to other comprehensive income.

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

The Company accounts for uncertainty in income taxes in accordance with FASB ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,

(In thousands)	2009	2008

Balance, beginning of period	$421	$4,436
Additions for tax positions of prior years	-	-
Additions for tax positions from business combinations	-	-
Additions for tax positions of current year	-	160
Reductions for tax positions of prior year	(21)	(4,175)

Balance, end of period	$400	$421

Included in the balance at December 31, 2009 are $400,000 of tax positions for which the ultimate deductibility is highly uncertain and for which the disallowance of the tax position would primarily affect the annual effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009, the Company has accrued approximately $78,000 in interest and penalties.

Included in the balance at December 31, 2008, are $421,000 of tax positions for which the ultimate deductibility was highly uncertain and for which the disallowance of the tax position would primarily affect the annual effective tax rate. As of December 31, 2008, the Company had accrued approximately $65,000 in interest and penalties.

The Company anticipates that $140,000 of the balance of unrecognized tax benefits as of December 31, 2009 will reverse in the next 12 months due to statute of limitation expirations.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2005. In the third quarter of 2008, the IRS commenced an examination of the 2006 and 2007 tax years for Westbank. In the second quarter of 2009, the IRS commenced an examination of the 2006 and 2007 tax years for the Company. As of December 31, 2009, the IRS has not proposed any significant adjustments to Westbank’s or the Company’s 2006 and 2007 tax returns.

15.      Commitments and Contingencies

Cash and Due from Banks Withdrawal and Usage Restrictions
The Company is required to maintain reserves against its transaction accounts and non-personal time deposits. As of December 31, 2009 and 2008, the Company was required to have deposits at the FRB Boston of approximately $23.7 million and $26.6 million, respectively, to meet these requirements.

Leases
The Company leases certain of its premises and equipment under lease agreements, which expire at various dates through July 31, 2029. The Company has the option to renew certain of the leases at fair rental values. Rental expense was approximately $4.4 million, $4.4 million and $4.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum payments, by fiscal year in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following:

(In thousands)	Amount

2010	$3,710
2011	2,818
2012	2,307
2013	1,911
2014	1,521
thereafter	6,240

Total	$18,507

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

The table below summarizes the Company’s commitments and contingencies discussed above.

	December 31,

(In thousands)	2009	2008

Loan origination commitments	$146,369	$108,948
Unadvanced portion of construction loans	40,700	82,525
Standby letters of credit	6,587	7,908
Unadvanced portion of lines of credit	608,854	608,043

Total commitments	$802,510	$807,424

Other Commitments
As of December 31, 2009 and 2008, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $1.5 and $1.8 million, respectively, which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of the Company.

16.      Stockholders’ Equity

 At December 31, 2009, stockholders’ equity amounted to $1.43 billion, or 17.0% of total assets, compared to $1.38 billion or 16.6% of total assets at December 31, 2008. The Company paid cash dividends of $0.28 and $0.275 per share on common stock during the years ended December 31, 2009 and 2008, respectively.

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

Treasury Shares
Share Repurchase Plan
On January 31, 2006, the Company’s Board of Directors authorized a repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 7,696,187 shares of common stock at a weighted average price of $12.95 per share as of December 31, 2009. There is no set expiration date for this repurchase plan.

Other
Upon vesting of shares of restricted stock, plan participants may choose to have the Company withhold a number of shares necessary to satisfy tax withholding requirements. The withheld shares are classified as treasury shares by the Company. For the year ended December 31, 2009, 111,418 shares were returned to the Company for this purpose.

Liquidation Account
As part of the conversion to a stock bank on April 1, 2004, the Bank established a liquidation account for the benefit of account holders in an amount equal to the Bank’s capital of $403.8 million as of September 30, 2003. The liquidation account will be maintained for a period of ten years after the conversion for the benefit of those deposit account holders who qualified as eligible account holders at the time of the conversion and who have continued to maintain their eligible deposit balances with the Bank following the conversion. The liquidation account, which totaled $106.4 million at December 31, 2009, is reduced annually by an amount equal to the decrease in eligible deposit balances, notwithstanding any subsequent increases in the account. In the unlikely event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive his/her proportionate interest in the liquidation account, after the payment of all creditors’ claims, but before distributions to the Company as the sole stockholder of the Bank. The Bank may not declare or pay a dividend on its capital stock if its effect would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. As of December 31, 2009 and December 31, 2008 the Company and the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Management

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

believes that there are no events or conditions, which have occurred subsequent to the notification that would change the Bank’s capital category. The following is a summary of the Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008, compared to the required amounts and ratios for minimum capital adequacy and for classification as a well capitalized institution:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
December 31, 2009
Tier 1 Capital (to Average Assets)	$734,951	9.3%	$317,623	4.0%	$397,029	5.0%
Tier 1 Capital (to Risk Weighted Assets)	734,951	16.7	176,043	4.0	264,064	6.0
Total Capital (to Risk Weighted Assets)	787,510	17.9	352,085	8.0	440,107	10.0

December 31, 2008
Tier 1 Capital (to Average Assets)	$735,144	9.5%	$308,308	4.0%	$385,385	5.0%
Tier 1 Capital (to Risk Weighted Assets)	735,144	16.2	181,978	4.0	272,967	6.0
Total Capital (to Risk Weighted Assets)	785,055	17.3	363,955	8.0	454,944	10.0
NewAlliance Bancshares, Inc.

December 31, 2009
Tier 1 Capital (to Average Assets)	$878,553	11.1%	$318,072	4.0%	$397,590	5.0%
Tier 1 Capital (to Risk Weighted Assets)	878,553	19.9	176,422	4.0	264,633	6.0
Total Capital (to Risk Weighted Assets)	931,113	21.1	352,844	8.0	441,055	10.0

December 31, 2008
Tier 1 Capital (to Average Assets)	$853,628	11.1%	$308,873	4.0%	$386,091	5.0%
Tier 1 Capital (to Risk Weighted Assets)	853,628	18.7	182,537	4.0	273,806	6.0
Total Capital (to Risk Weighted Assets)	903,539	19.8	365,075	8.0	456,343	10.0

17.      Other Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income and other comprehensive income (loss) and the related tax effects for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,

(In thousands)	2009	2008	2007

Net income	$46,443	$45,296	$23,793
Other comprehensive income (loss), before tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	54,058	(11,911)	18,752
Reclassification adjustment for (gains) losses included in net income	(5,917)	(1,843)	27,542
Non-credit unrealized loss on other-than-temporarily impaired debt securities	(2,866)	-	-
Unrecognized pension and post retirement gains (losses)	11,572	(37,731)	11,620

Other comprehensive income (loss), before tax	56,847	(51,485)	57,914
Income tax (expense) benefit, net of valuation allowance (1)	(19,854)	17,535	(20,401)

Other comprehensive income (loss), net of tax	36,993	(33,950)	37,513

Comprehensive income	$83,436	$11,346	$61,306

(1)
Deferred income tax for the years ended December 31, 2009, 2008 and 2007 related to securities gains and losses was an expense of $16.1 million, a benefit of $4.8 million and an expense of $16.2 million, respectively. Included in deferred income taxes related to securities gains and losses was a change in the valuation allowance of $332,000, $663,000 and $131,000 for the years ended December 31, 2009, 2008 and 2007, respectively, for the tax effects of unrealized capital losses on equity securities. Deferred income tax related to unrecognized pension gains and losses for the years ended December 31, 2009, 2008 and 2007 was an expense of $4.1 million, a benefit of $13.4 million and an expense of $4.1 million, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

18.      Earnings Per Share

The following is an analysis of the Company’s basic and diluted EPS for the periods presented:

	Year Ended December 31,

(In thousands, except per share data)	2009	2008	2007

Net income	$46,443	$45,296	$23,793
Average common shares outstanding for basic EPS	99,163	99,587	103,146
Dilutive effect of stock options and unvested stock awards (1)	13	120	436

Average common and common-equivalent shares for dilutive EPS	99,176	99,707	103,582
Net income per common share:
Basic	$0.47	$0.45	$0.23
Diluted	0.47	0.45	0.23

(1)
Not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period were options to purchase 7,253,647, 8,339,450 and 114,465 shares of common stock that were outstanding at December 31, 2009, 2008 and 2007, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

19.      Selected Quarterly Consolidated Information (unaudited)

The following tables present quarterly financial information of the Company for 2009 and 2008, respectively:

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share data)	2009	2009	2009	2009

Interest and dividend income	$90,694	$92,268	$94,082	$94,755
Interest expense	37,169	40,506	44,155	46,762

Net interest income before provision for loan losses	53,525	51,762	49,927	47,993
Provision for loan losses	3,467	5,433	5,000	4,100

Net interest income after provision for loan losses	50,058	46,329	44,927	43,893
Non-interest income	13,243	16,449	15,291	14,263
Non-interest expense	45,185	42,242	44,405	40,381

Income before taxes	18,116	20,536	15,813	17,775
Income tax provision	5,991	7,916	5,705	6,185

Net income	$12,125	$12,620	$10,108	$11,590

Basic and diluted earnings per share	$0.12	$0.13	$0.10	$0.12

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
(In thousands, except per share data)	2008	2008	2008	2008

Interest and dividend income	$98,737	$99,042	$99,180	$102,214
Interest expense	50,934	50,983	50,932	56,208

Net interest income before provision for loan losses	47,803	48,059	48,248	46,006
Provision for loan losses	3,800	4,200	3,700	1,700

Net interest income after provision for loan losses	44,003	43,859	44,548	44,306
Non-interest income	12,306	13,405	14,519	15,666
Non-interest expense	41,643	41,371	41,317	42,237

Income before taxes	14,666	15,893	17,750	17,735
Income tax provision	5,022	4,957	5,968	4,801

Net income	$9,644	$10,936	$11,782	$12,934

Basic and diluted earnings per share	$0.10	$0.11	$0.12	$0.13

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

20.      Parent Company Statements

The following represents the Parent Company’s balance sheets as of December 31, 2009 and 2008, and statements of income and cash flows for the years ended December 31, 2009, 2008 and 2007.

Balance Sheet

	December 31,

(In thousands)	2009	2008

Assets
Interest earning and other bank deposits	$136,589	$106,390
Investment in subsidiaries	1,312,486	1,287,367
Other assets	8,851	13,356

Total assets	$1,457,926	$1,407,113

Liabilities and shareholders’ equity
Accrued interest and other liabilities	$1,838	$411
Borrowings	21,135	25,486
Shareholders’ equity	1,434,953	1,381,216

Total liabilities and shareholders’ equity	$1,457,926	$1,407,113

Income Statement

	Year Ended December 31,

(In thousands)	2009	2008	2007

Revenues
Interest on investments	$2,141	$1,765	$2,285
Other income	108	86	536

Total revenue	2,249	1,851	2,821

Expenses
Interest on long term notes and debentures	1,232	1,692	1,869
Other expenses	11,550	15,513	16,104

Total expenses	12,782	17,205	17,973

Loss before tax benefit and equity in undistributed net income of subsidiaries	(10,533)	(15,354)	(15,152)
Income tax benefit	(3,686)	(5,374)	(5,735)

Loss before equity in undistributed net income of subsidiaries	(6,847)	(9,980)	(9,417)

Equity in undistributed net income of subsidiaries	53,290	55,276	33,210

Net income	$46,443	$45,296	$23,793

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Statement of Cash Flows

	Year Ended December 31,

(In thousands)	2009	2008	2007

Cash flows from operating activities
Net income	$46,443	$45,296	$23,793
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed income of NewAlliance Bank	(53,290)	(55,276)	(33,210)
ESOP expense	3,196	3,399	3,669
Restricted stock compensation expense	6,085	6,992	7,521
Stock option compensation expense	357	4,247	4,455
Deferred tax benefit	3,731	1,895	3,155
Net change in other assets and other liabilities	1,351	12,526	53,582

Net cash provided by operating activities	7,873	19,079	62,965

Cash flows from investing activities
Proceeds from maturity, sales, calls and principal reductions of securities available for sale	-	-	118
Net investment in bank subsidiary	65,163	23,259	16,053

Net cash provided by investing activities	65,163	23,259	16,171

Cash flows from financing activities
Repayment of borrowings	(3,500)	-	-
Shares issued for stock option exercises	-	-	42
Book (over) under tax benefit of stock-based compensation	(84)	(408)	470
Acquisition of treasury shares	(11,154)	(22,027)	(63,796)
Dividends paid	(28,099)	(27,859)	(26,999)

Net cash used by financing activities	(42,837)	(50,294)	(90,283)

Net increase (decrease) in cash and cash equivalents	30,199	(7,956)	(11,147)

Cash and cash equivalents, beginning of period	106,390	114,346	125,493

Cash and cash equivalents, end of period	$136,589	$106,390	$114,346

Supplemental information
Cash paid for interest	$1,248	$1,700	$1,869

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

10.6	Employee Change of Control Severance Plan. Incorporated by reference is Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q, filed November 8, 2007.
10.7.1	Amended and Restated Employment Agreement among NewAlliance Bancshares, Inc., NewAlliance Bank and Peyton R. Patterson, effective December 15, 2009 (filed herewith).
10.7.2	Intentionally omitted.
10.7.3	Amended and Restated Employment Agreement among NewAlliance Bancshares, Inc., NewAlliance Bank and Gail E.D. Brathwaite, effective December 15, 2009 (filed herewith).
10.7.4	Intentionally omitted.
10.7.5
June 2009 Amendment to Amended and Restated Employment Agreement between NewAlliance Bank and Diane L. Wishnafski, effective June 23, 2009. Incorporated herein by reference is Exhibit 10.7.5.1 filed with the Company’s Current Report on Form 8-K, filed June 23, 2009.

10.7.6	(Intentionally omitted)
10.7.7	(Intentionally omitted)
10.7.8	Amended and Restated Employment Agreement between NewAlliance Bank and Donald T. Chaffee, effective December 15, 2009 (filed herewith).
10.7.9	Amended and Restated Employment Agreement between NewAlliance Bank and Paul A. McCraven, effective December 15, 2009 (filed herewith).
10.7.10	Amended and Restated Employment Agreement between NewAlliance Bank and Koon-Ping Chan, effective December 15, 2009 (filed herewith).
10.7.11	Amended and Restated Employment Agreement between NewAlliance Bank and Mark Gibson, effective December 15, 2009 (filed herewith).
10.7.12	Amended and Restated Employment Agreement among NewAlliance Bank, NewAlliance Bancshares, Inc. and Cecil Eugene Kirby, Jr., effective December 15, 2009 (filed herewith).
10.7.13
Employment Agreement among NewAlliance Bank, NewAlliance Bancshares, Inc. and Glenn I. MacInnes, dated as of October 12, 2009. Incorporated herein by reference is Exhibit 10.7.13 filed with the Company’s Current Report on Form 8-K, filed October 14, 2009.

10.8.1
Form of Stock Option Agreement for conversion awards (for outside directors). Incorporated herein by reference is Exhibit 10.8.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.

10.8.2
Form of Stock Option Agreement for conversion awards (for employees, including senior officers). Incorporated herein by reference is Exhibit 10.8.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.

10.9.1
Form of Restricted Stock Award Agreement for conversion awards (for outside directors). Incorporated herein by reference is Exhibit 10.9.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.

10.9.2
Form of Restricted Stock Award Agreement for conversion awards (for employees, including senior officers). Incorporated herein by reference is Exhibit 10.9.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2005.

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

10.13	General Severance Plan. Incorporated herein by reference is Exhibit 10.13 filed with the Company’s Annual Report on Form 10-K, filed February 27, 2009.
10.14	Form of Performance Share Award Agreement (for senior officers) (2009 awards). Incorporated herein by reference is Exhibit 10.14 filed with the Company Current Report on Form 8-K, filed June 1, 2009.
10.15	Form of Restricted Stock Award Agreement (for senior officers) (2009 awards). Incorporated herein by reference is Exhibit 10.15 filed with the Company Current Report on Form 8-K, filed June 1, 2009.
10.16	Form of Stock Option Award Agreement (for senior officers) (2009 awards). Incorporated herein by reference is Exhibit 10.16 filed with the Company Current Report on Form 8-K, filed June 1, 2009.
10.17	Form of Stock Option Agreement for annual awards (for outside directors) (filed herewith).
10.18	Form of Restriced Stock Agreement for annual awards (for outside directors) (filed herewith).
14	Code of Ethics for Senior Financial Officers. Incorporated herein by reference is Exhibit 14 filed with the Company’s Annual Report on Form 10-KT, filed March 30, 2004.
21	Subsidiaries of NewAlliance Bancshares, Inc. and NewAlliance Bank. Incorporated herein by reference is Exhibit 21 filed with the Company’s Annual Report on Form 10-K, filed March 1, 2007.
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Glenn I. MacInnes pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Glenn I. MacInnes pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Peyton R. Patterson	February 23, 2010

Peyton R. Patterson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Peyton R. Patterson	Chairman of the Board, President and	February 23, 2010
Peyton R. Patterson	Chief Executive Officer
(principal executive officer)

/s/ Glenn I. MacInnes	Executive Vice President and Chief Financial	February 23, 2010
Glenn I. MacInnes	Officer
(principal financial officer)

/s/ Mark F. Doyle	Senior Vice President and Chief Accounting	February 23, 2010
Mark F. Doyle	Officer
(principal accounting officer)

/s/ Douglas K. Anderson	Director	February 23, 2010
Douglas K. Anderson

/s/ Roxanne J. Coady	Director	February 23, 2010
Roxanne J. Coady

/s/ Sheila B. Flanagan	Director	February 23, 2010
Sheila B. Flanagan

/s/ Carlton L. Highsmith	Director	February 23, 2010
Carlton L. Highsmith

/s/ Robert J. Lyons, Jr.	Director	February 23, 2010
Robert J. Lyons, Jr.

/s/ Eric A. Marziali	Director	February 23, 2010
Eric A. Marziali

/s/ Julia M. McNamara	Director	February 23, 2010
Julia M. McNamara

/s/ Gerald B. Rosenberg	Director	February 23, 2010
Gerald B. Rosenberg

/s/ Joseph H. Rossi	Director	February 23, 2010
Joseph H. Rossi

/s/ Nathaniel D. Woodson	Director	February 23, 2010
Nathaniel D. Woodson

/s/ Joseph A. Zaccagnino	Director	February 23, 2010
Joseph A. Zaccagnino