Form 10-Q
period 2010-03-31
NEWALLIANCE BANCSHARES INC
filed 2010-05-07
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.

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

[     ] Yes  [     ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer

Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[     ] Yes  [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	105,964,553

Class	Outstanding at May 5, 2010

SIGNATURES

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except per share data) (Unaudited)	2010	2009

Assets
Cash and due from banks	$100,020	$96,927
Short term investments	60,000	50,000

Cash and cash equivalents	160,020	146,927
Investment securities available for sale, at fair value (note 3)	2,261,915	2,327,855
Investment securities held to maturity (note 3)	270,839	240,766
Loans held for sale (includes $9,289 at March 31, 2010 and $12,908 at December 31, 2009 measured at fair value)	9,479	14,659
Loans, net (note 4)	4,737,984	4,709,582
Federal Home Loan Bank of Boston stock	120,821	120,821
Premises and equipment, net	57,387	57,083
Cash surrender value of bank owned life insurance	134,207	140,153
Goodwill (note 5)	527,167	527,167
Identifiable intangible assets (note 5)	33,406	35,359
Other assets (note 6)	187,678	113,941

Total assets	$8,500,903	$8,434,313

Liabilities
Deposits (note 7)
Non-interest bearing	$533,841	$534,180
Savings, interest-bearing checking and money market	3,127,184	3,008,416
Time	1,393,912	1,481,446

Total deposits	5,054,937	5,024,042
Borrowings (note 8)	1,915,370	1,889,928
Other liabilities	88,584	85,390

Total liabilities	7,058,891	6,999,360

Commitments and contingencies (note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 190,000 shares; issued 121,486 shares at March 31, 2010 and December 31, 2009	1,215	1,215
Additional paid-in capital	1,245,501	1,245,489
Unallocated common stock held by ESOP	(87,807)	(88,721)
Unearned restricted stock compensation	(10,861)	(12,389)
Treasury stock, at cost (15,521 shares at March 31, 2010 and 15,435 shares at December 31, 2009)	(212,614)	(211,582)
Retained earnings	496,411	486,974
Accumulated other comprehensive income (note 16)	10,167	13,967

Total stockholders’ equity	1,442,012	1,434,953

Total liabilities and stockholders’ equity	$8,500,903	$8,434,313

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended
	March 31,

(In thousands, except per share data) (Unaudited)	2010	2009

Interest and dividend income
Residential real estate loans	$29,684	$34,594
Commercial real estate loans	18,253	17,617
Commercial business loans	5,194	5,711
Consumer loans	8,137	8,707
Investment securities	26,100	27,962
Federal funds sold and other short-term investments	31	164

Total interest and dividend income	87,399	94,755

Interest expense
Deposits	13,882	22,840
Borrowings	17,876	23,922

Total interest expense	31,758	46,762

Net interest income before provision for loan losses	55,641	47,993

Provision for loan losses	4,800	4,100

Net interest income after provision for loan losses	50,841	43,893

Non-interest income
Depositor service charges	6,707	5,953
Loan and servicing income, net	317	(181)
Trust fees	1,602	1,259
Investment management, brokerage and insurance fees	1,514	2,250
Bank owned life insurance	3,462	871
Net gain on sale of securities	-	1,866
Mortgage origination activity and loan sale income	728	2,019
Other	1,070	226

Total non-interest income	15,400	14,263

Non-interest expense
Salaries and employee benefits (notes 9 & 10)	22,221	21,231
Occupancy	4,621	4,755
Furniture and fixtures	1,345	1,475
Outside services	5,149	5,350
Advertising, public relations, and sponsorships	1,530	1,134
Amortization of identifiable intangible assets	1,953	2,128
FDIC insurance premiums	1,857	945
Other	3,524	3,363

Total non-interest expense	42,200	40,381

Income before income taxes	24,041	17,775

Income tax provision (note 11)	7,608	6,185

Net income	$16,433	$11,590

Basic earnings per share (note 17)	$0.17	$0.12
Diluted earnings per share (note 17)	0.17	0.12
Weighted-average shares outstanding (note 17)
Basic	99,020	99,254
Diluted	99,058	99,270
Dividends per share	$0.07	$0.07

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Three Months Ended March 31, 2010	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (Unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income (Loss)	Equity

Balance December 31, 2009	106,051	$1,215	$1,245,489	$(88,721)	$(12,389)	$(211,582)	$486,974	$13,967	$1,434,953
Dividends declared ($0.07 per share)							(6,996)		(6,996)
Allocation of ESOP shares, net of tax			(104)	914					810
Treasury shares acquired (note 15)	(86)					(1,032)			(1,032)
Restricted stock expense					1,528				1,528
Stock option expense			116						116
Comprehensive income:
Net income							16,433		16,433
Other comprehensive loss, net of tax (note 16)								(3,800)	(3,800)

Total comprehensive income									12,633

Balance March 31, 2010	105,965	$1,215	$1,245,501	$(87,807)	$(10,861)	$(212,614)	$496,411	$10,167	$1,442,012

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

(In thousands) (Unaudited)	2010	2009

Cash flows from operating activities
Net income	$16,433	$11,590
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	4,800	4,100
Loss on OREO	224	173
Restricted stock compensation expense	1,528	1,654
Stock option compensation expense	116	54
ESOP expense	810	786
Amortization of identifiable intangible assets	1,953	2,128
Net amortization/accretion of fair market adjustments from net assets acquired	(667)	(872)
Net amortization/accretion of investment securities	2,184	455
Deferred income taxes	1,999	497
Depreciation and amortization of premises and equipment	1,502	1,618
Net gain on securities	-	(1,866)
Mortgage origination activity and loan sale income	(728)	(2,019)
Proceeds from sales of loans held for sale	63,986	150,713
Loans originated for sale	(58,078)	(163,746)
Gain on sale of fixed assets	-	(19)
Net (gain) loss on limited partnerships	(331)	748
Increase in cash surrender value of bank owned life insurance	(830)	(871)
Decrease (increase) in other assets	2,049	(446)
Increase in other liabilities	3,194	6,526

Net cash provided by operating activities	40,144	11,203

Cash flows from investing activities
Purchase of securities available for sale	(177,901)	(320,147)
Purchase of securities held to maturity	(61,860)	(21,451)
Proceeds from maturity, sales, calls and principal reductions of securities available for sale	160,275	128,452
Proceeds from maturity, calls and principal reductions of securities held to maturity	31,850	69,105
Proceeds from sales of fixed assets	-	32
Net (increase) decrease in loans held for investment	(34,300)	25,980
Proceeds from sales of other real estate owned	1,108	1,096
Proceeds from bank owned life insurance	6,776	263
Purchase of premises and equipment	(1,785)	(498)

Net cash used by investing activities	(75,837)	(117,168)

Cash flows from financing activities
Net increase in customer deposit balances	30,909	214,367
Net decrease in short-term borrowings	(9,946)	(11,270)
Proceeds from long-term borrowings	248,100	142,000
Repayments of long-term borrowings	(212,249)	(164,679)
Book under/(over) tax benefit of stock-based compensation	-	(60)
Acquisition of treasury shares	(1,032)	(3,103)
Dividends paid	(6,996)	(7,040)

Net cash provided by financing activities	48,786	170,215

Net increase in cash and cash equivalents	13,093	64,250

Cash and equivalents, beginning of period	146,927	153,131

Cash and equivalents, end of period	$160,020	$217,381

Supplemental information
Cash paid for
Interest on deposits and borrowings	$32,216	$47,180
Income taxes paid, net	1,935	247
Noncash transactions
Loans transferred to other real estate owned	1,267	707

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements of NewAlliance Bancshares, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009.

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

Management has determined that no subsequent events have occurred following the balance sheet date of March 31, 2010 which require recognition or disclosure in the financial statements.

2.	Recent Accounting Pronouncements

Fair Value Measurements and Disclosures (Topic 820)

In February 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. The amendment to Topic 820, Fair Value Measurements and Disclosures, requires additional disclosures about fair value measurements including transfer in and out of Levels 1 and 2 and higher levels of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair values measurements, information about purchases, sales, issuances and settlements should be presented separately. The guidance was effective for annual and interim reporting periods beginning after December 15, 2009, except for the disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as level 3, which is effective for reporting periods beginning after December 15, 2010. The adoption of ASU No. 2010-06 on January 1, 2010 did not have a material impact on the financial statements as it impacts disclosures only.

Investments – Debt and Equity Securities (Topic 320)

In April 2009, the FASB issued new guidance on the Recognition and Presentation of Other-Than-Temporary Impairments (FASB ASC 320-10), which amends FASB ASC 320, Investments – Debt and Equity Securities, to make the other-than-temporary impairment (“OTTI”) guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. When an other-than-temporary impairment exists under this stated assertion, the amount of impairment related to the credit loss component would be recognized in earnings while the remaining amount would be recognized in other comprehensive income. This guidance provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this amendment does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This new guidance does not amend existing recognition and measurement guidance for other-than-temporary impairments of equity securities. This guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect early application and the adoption resulted in a $1.0 million cumulative effect adjustment, net of taxes, to increase retained earnings and decrease accumulated other comprehensive income as of April 1, 2009 for the non-credit component of debt securities for which an other-than-temporary impairment was previously recognized. Refer to Note 3 of the Notes to Consolidated Financial Statements for further information on the Company’s adoption of this guidance.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Transfers of Financial Assets (Topic 860)

In December 2009, the FASB issued ASU No. 2009-16 codifying the new guidance issued in June 2009 regarding the Transfer of Financial Assets. This guidance requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk in the assets. The guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and enhances the disclosure requirements for sellers of the assets. This guidance was effective for the fiscal year beginning after November 15, 2009. The adoption of ASU No. 2009-16 on January 1, 2010 did not have a material impact on the financial statements.

Consolidation (Topic 810)

In December 2009, the FASB issued ASU No. 2009-17 codifying the new guidance issued in June 2009 regarding Consolidations. The guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity. The guidance was effective for interim periods as of the beginning of the first annual reporting period beginning after November 15, 2009. The adoption of ASU No. 2009-17 on January 1, 2010 did not have a material impact on the financial statements.

Subsequent Events (Topic 855)

In February 2010, the FASB issued ASU 2010-09 for amendments to certain recognition and disclosure requirements. Among other things, this guidance retracts, for public entities, the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The portion of the ASU that addresses the disclosure of the date through which subsequent events have been evaluated, and that impacts the Company, was effective upon issuance.

3.	Investment Securities

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities for the periods presented:

	March 31, 2010				December 31, 2009

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$-	$-	$-	$-	$597	$-	$-	$597
U.S. Government sponsored enterprise obligations	305,006	1,796	(971)	305,831	198,692	1,621	(583)	199,730
Corporate obligations	8,128	450	-	8,578	8,139	378	-	8,517
Other bonds and obligations	14,625	149	(1,508)	13,266	14,625	127	(1,518)	13,234
Auction rate certificates	22,200	-	(2,374)	19,826	27,550	-	(2,755)	24,795
Marketable equity securities	8,574	260	-	8,834	8,567	216	-	8,783
Trust preferred equity securities	48,757	5	(15,230)	33,532	48,754	-	(15,458)	33,296
Private label residential mortgage-backed securities	22,382	-	(2,167)	20,215	23,871	-	(3,015)	20,856
Residential mortgage-backed securities	1,792,402	59,632	(201)	1,851,833	1,951,297	68,393	(1,643)	2,018,047

Total available for sale	2,222,074	62,292	(22,451)	2,261,915	2,282,092	70,735	(24,972)	2,327,855

Held to maturity
Residential mortgage-backed securities	260,669	10,615	(46)	271,238	230,596	11,360	-	241,956
Other bonds	10,170	299	(20)	10,449	10,170	243	(38)	10,375

Total held to maturity	270,839	10,914	(66)	281,687	240,766	11,603	(38)	252,331

Total securities	$2,492,913	$73,206	$(22,517)	$2,543,602	$2,522,858	$82,338	$(25,010)	$2,580,186

The securities portfolio is reviewed on a monthly basis for the presence of other-than-temporary impairment (“OTTI”). In accordance with OTTI guidance issued by the FASB in 2009, credit related OTTI for debt securities is recognized in earnings while non-credit related OTTI is recognized in other comprehensive income (“OCI”) if there is no intent to sell or will not be required to sell. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded.

The following tables present the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous unrealized loss position for more than one year as of March 31, 2010 and December 31, 2009. Of the

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

securities summarized, 24 issues have unrealized losses for less than twelve months and 42 have unrealized losses for twelve months or more at March 31, 2010. This compares to a total of 72 issues that had an unrealized loss at December 31, 2009.

	March 31, 2010

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$144,891	$936	$3,672	$35	$148,563	$971
Corporate obligations	-	-	-	-	-	-
Other bonds and obligations	960	19	6,568	1,509	7,528	1,528
Auction rate certificates	-	-	19,826	2,374	19,826	2,374
Marketable equity securities	-	-	-	-	-	-
Trust preferred equity securities	-	-	32,528	15,230	32,528	15,230
Private label residential mortgage-backed securities	-	-	20,215	2,167	20,215	2,167
Residential mortgage-backed securities	66,737	247	-	-	66,737	247

Total securities with unrealized losses	$212,588	$1,202	$82,809	$21,315	$295,397	$22,517

	December 31, 2009

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$83,108	$542	$3,774	$41	$86,882	$583
Corporate obligations	-	-	-	-	-	-
Other bonds and obligations	942	38	6,558	1,518	7,500	1,556
Auction rate certificates	-	-	24,795	2,755	24,795	2,755
Marketable equity securities	-	-	-	-	-	-
Trust preferred equity securities	-	-	33,296	15,458	33,296	15,458
Private label residential mortgage-backed securities	-	-	20,856	3,015	20,856	3,015
Residential mortgage-backed securities	246,600	1,643	-	-	246,600	1,643

Total securities with unrealized losses	$330,650	$2,223	$89,279	$22,787	$419,929	$25,010

Management believes that no individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment, based on its detailed monthly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at March 31, 2010.

The unrealized losses reported on government agency residential mortgage-backed securities and U.S. Government sponsored enterprise obligations is due to changes in market interest rates since the date purchased. All of these securities are still paying principal and interest and are expected to continue to pay their contractual cash flows. The Company does not have any commercial mortgage-backed securities. Management reviewed the above factors and issuer specific data and concluded that these securities are not other-than-temporarily impaired.

The unrealized loss on private label residential mortgage-backed securities is primarily concentrated in one BBB rated private-label mortgage-backed security which is substantially paid down, well seasoned and of an earlier vintage that has not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. Widening in non-agency mortgage spreads since the date purchased is the primary factor for the unrealized losses reported on private label residential mortgage-backed securities. None of the securities are backed by subprime mortgage loans and none have suffered losses. One of the private issue securities is rated BBB and the remaining securities are AA through AAA rated. Management reviewed the above factors and issuer specific data and concluded that these private-label mortgage-backed securities are not other-than-temporarily impaired.

The unrealized losses on other bonds and obligations primarily relates to a position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products. Although the fund has experienced declines in credit ratings during 2009, it was not due to customer redemptions or forced selling of the investments. During 2009, the Company recorded an OTTI loss of $816,000 on this adjustable rate mortgage mutual fund due to a decrease in the credit quality of the security coupled with a loss

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

recognized by the fund. As of March 31, 2010, the investment carries a market value to book value ratio of 81.32%, a weighted average underlying investment credit rating of A+ and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities and management has therefore concluded that the fund experienced no further OTTI in the quarter ended March 31, 2010.

The unrealized losses on auction rate certificates relate to certificates issued by an investment banking firm and are pools of government-guaranteed student loans that are issued by state student loan departments. In the first half of 2008, the auction process for auction rate certificates began to freeze resulting from the problems in the credit markets. These securities are currently rated AAA and are still paying their contractual cash flows and are expected to continue to pay their contractual cash flows. Management has concluded that no other-than-temporary impairment exists as of March 31, 2010. In 2008, the underwriter entered into a settlement agreement with several state regulatory agencies, whereby they have agreed to repurchase these certificates from both their retail and institutional customers at par. The institutional buy-back of these securities is scheduled on or around June 30, 2010.

Trust preferred securities are comprised of two pooled trust preferreds with an amortized cost of $6.1 million, one of which is rated A and the other is rated CC at March 31, 2010, a slight downgrade from BB at December 31, 2009. During 2009, the Company recorded a credit related OTTI loss of $581,000 on the CC rated pooled trust preferred security based on a cash flow analysis. The remaining $42.7 million of trust preferred securities are comprised of twelve “individual names” issues with the following ratings: $15.6 million rated A to AA-, $9.7 million rated BBB to BBB+ and $17.4 million rated BB. The unrealized losses reported for trust preferred securities relate to the financial and liquidity stresses in the fixed income markets and in the banking sector and is not reflective of individual stresses in the individual company names. The ratings on all of the issues with the exception of the CC rated pooled security have improved or remained the same since December 31, 2009. Additionally, there have not been any disruptions in the cash flows of these securities and all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferreds and the “individual names” trust preferred equity securities was completed by management. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. The Company does not believe that these securities will incur reduced contractual cash flows and therefore does not believe that any further OTTI exists on the CC rated pooled security nor are the remaining trust preferred securities other than temporarily impaired.

The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of the securities contained in the table during the period of time necessary to recover the unrealized losses, which may be until maturity.

For the three months ended March 31, 2010 and 2009, there were no other-than-temporary impairment charges recorded by the Company.

As of March 31, 2010, the amortized cost and fair values of debt securities and short-term obligations, by contractual maturity, are shown below. Expected maturities may differ from contracted maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value

March 31, 2010
Due in one year or less	$142,675	$138,978	$1,780	$1,806
Due after one year through five years	85,494	86,873	6,840	7,067
Due after five years through ten years	119,199	119,086	550	576
Due after ten years	51,348	36,096	1,000	1,000

Residential mortgage-backed securities	1,814,784	1,872,048	260,669	271,238

Total debt securities	$2,213,500	$2,253,081	$270,839	$281,687

Securities with a fair value of $709.2 million and $673.8 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank of Boston (“FHLB”) borrowings.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents information related to realized gains and losses on sales of securities available for sale during the three months ended March 31, 2010 and 2009.

		Debt Securities		Equity Securities

		Three Months Ended March 31,

	(In thousands)	2010	2009	2010	2009

	Realized gains	$-	$1,899	$-	$-
	Realized losses	-	(33)	-	-

4.	Loans

	The composition of the Company’s loan portfolio is as follows:
				March 31,	December 31,
	(In thousands)			2010	2009

	Residential real estate			$2,376,655	$2,382,514
	Commercial real estate			1,178,064	1,100,880
	Construction
	Residential			14,920	13,789
	Commercial			93,113	132,370
	Commercial business			415,458	411,211
	Consumer
	Home equity and equity lines of credit			699,753	705,673
	Other			14,185	15,608

	Total consumer			713,938	721,281

	Total loans			4,792,148	4,762,045
	Allowance for loan losses			(54,164)	(52,463)

	Total loans, net			$4,737,984	$4,709,582

As of March 31, 2010 and December 31, 2009, the Company’s residential real estate loan, residential construction loan, home equity loan and equity lines of credit portfolios are entirely collateralized by one-to-four family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan and commercial construction portfolios are collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, plant and equipment, collateralize the majority of the commercial business loan portfolio. The Company does not originate or directly invest in subprime loans.

Allowance for Loan Losses

The following table provides a summary of activity in the allowance for loan losses for the periods presented:

	At or For the Three Months
	Ended March 31,

(In thousands)	2010	2009

Balance at beginning of period	$52,463	$49,911
Provisions charged to operations	4,800	4,100
Charge-offs
Residential real estate loans	1,052	500
Commercial real estate loans	750	503
Commercial construction loans	121	1,781
Commercial business loans	947	805
Consumer loans	320	159

Total charge-offs	3,190	3,748

Recoveries
Residential real estate loans	3	34
Commercial real estate loans	-	-
Commercial construction loans	-	-
Commercial business loans	45	207
Consumer loans	43	131

Total recoveries	91	372

Net charge-offs	3,099	3,376

Balance at end of period	$54,164	$50,635

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Nonperforming Assets

Nonperforming assets include loans that are 90 days or more past due, restructured loans due to a weakening in the financial condition of the borrower, other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of principal or interest and other real estate owned. All of the Company’s nonperforming assets do not accrue interest.

The following table provides a summary of nonperforming assets for the periods presented:

	(In thousands)	March 31, 2010	December 31, 2009

	Nonaccrual loans	$64,894	$50,507
	Other real estate owned	3,348	3,705

	Total nonperforming assets	$68,242	$54,212

	Troubled debt restructured loans included in nonaccrual loans above	$3,271	$3,294

5.	Goodwill and Identifiable Intangible Assets

	The changes in the carrying amount of goodwill and identifiable intangible assets are summarized as follows:
			Total
		Identifiable	Identifiable
		Intangible	Intangible
(In thousands)	Goodwill	Assets	Assets

Balance, December 31, 2008	$527,167	$43,860	$43,860
Amortization expense	-	(8,501)	(8,501)

Balance, December 31, 2009	527,167	35,359	35,359
Amortization expense	-	(1,953)	(1,953)

Balance, March 31, 2010	$527,167	$33,406	$33,406

Estimated amortization expense for the year ending:
Remaining 2010		$5,858	$5,858
2011		7,556	7,556
2012		7,556	7,556
2013		7,461	7,461
2014		3,617	3,617
2015		982	982
Thereafter		376	376

The Company completed its annual test for goodwill impairment during the first quarter of 2010 and no impairment charge was deemed necessary. There have been no impairments recorded for goodwill and identifiable intangible assets since inception.

The components of identifiable intangible assets are core deposit and customer relationships and had the following balances at March 31, 2010:

	Original		Balance
	Recorded	Cumulative	March 31,
(In thousands)	Amount	Amortization	2010

Core deposit and customer relationships	$86,908	$53,502	$33,406

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

6.	Other Assets

	Selected components of other assets are as follows:
		March 31,	December 31,
	(In thousands)	2010	2009

	Deferred tax asset, net	$14,201	$14,078
	Accrued interest receivable	32,292	33,078
	Investments in limited partnerships and other investments	8,186	8,003
	Receivables arising from securities transactions	89,690	14,165
	Prepaid FDIC assessments	24,306	26,001
	All other	19,003	18,616

	Total other assets	$187,678	$113,941

7.	Deposits

	A summary of deposits by account type is as follows:

		March 31,	December 31,
	(In thousands)	2010	2009

	Savings	$1,807,008	$1,817,787
	Money market	934,376	790,453
	NOW	385,800	400,176
	Demand	533,841	534,180
	Time	1,393,912	1,481,446

	Total deposits	$5,054,937	$5,024,042

8.	Borrowings

	The following is a summary of the Company’s borrowed funds:

		March 31,	December 31,
	(In thousands)	2010	2009

	FHLB advances (1)	$1,790,960	$1,755,533
	Repurchase agreements	102,149	112,095
	Mortgage loans payable	1,126	1,165
	Junior subordinated debentures issued to affiliated trusts (2)	21,135	21,135

	Total borrowings	$1,915,370	$1,889,928

(1)
Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $2.7 million and $3.1 million at March 31, 2010 and December 31, 2009, respectively. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining terms using the level yield method.

(2)
The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

FHLB advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible investment securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. Investment securities currently maintained as collateral are all U.S. Agency hybrid adjustable rate mortgage-backed securities. At March 31, 2010 and December 31, 2009, the Bank was in compliance with the FHLB collateral requirements. At March 31, 2010, the Company could immediately borrow an additional $276.7 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity of approximately $1.45 billion would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $84.8 million as of March 31, 2010, all of which was available on that date. Repurchase agreements with commercial or municipal customers or dealer/brokers are secured by the Company’s investment in specific issues of agency mortgage-backed securities and agency obligations of $40.0 million and $106.5 million, respectively, as of March 31, 2010. Repurchase agreement lines of credit with three large broker-dealers totaled $225.0 million at March 31, 2010, with availability of $200.0 million. At March 31, 2010, all of the Company’s $1.79 billion outstanding

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

FHLB advances were at fixed rates ranging from 1.39% to 8.17%. The weighted average rate for all FHLB advances at March 31, 2010 was 3.85%.

9.	Pension and Other Postretirement Benefit Plans

The Company provides various defined benefit and other postretirement benefit plans (postretirement health and life insurance benefits) to substantially all employees hired prior to January 1, 2008. The Company also has supplemental retirement plans (the “Supplemental Plans”) that provide benefits for certain key executive officers. Benefits under the supplemental plans are based on a predetermined formula and are reduced by other benefits. The liability arising from these plans is being accrued over the participants’ remaining periods of service so that at the expected retirement dates, the present value of the annual payments will have been expensed. Due to the retirement of an executive officer, the Company expects to record additional expense of approximately $1.3 million for the supplemental executive retirement plans in the third quarter of 2010.

The following table presents the amount of net periodic pension cost for the three months ended March 31, 2010 and 2009.

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2010	2009	2010	2009	2010	2009

Service cost - benefits earned during the period	$853	$809	$139	$113	$62	$55
Interest cost on projected benefit obligation	1,471	1,430	173	195	80	89
Expected return on plan assets	(1,693)	(1,741)	-	-	-	-
Amortization:			-		-
Transition	-	-	-	-	13	13
Prior service cost	14	13	2	2	-	-
Loss (gain)	324	204	-	-	(40)	(43)

Net periodic benefit cost	$969	$715	$314	$310	$115	$114

In connection with its conversion to a state-chartered stock bank, the Company established an employee stock ownership plan (“ESOP”) to provide substantially all employees of the Company the opportunity to become stockholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. The loan will be repaid principally from the Bank’s discretionary contributions to the ESOP over a remaining period of 24 years. The unallocated ESOP shares are pledged as collateral on the loan.

At March 31, 2010, the loan had an outstanding balance of $96.9 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three months ended March 31, 2010 and 2009 was approximately $753,000 and $710,000. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of March 31, 2010 were as follows:

Shares released for allocation	1,474,141
Unreleased shares	5,980,421

Total ESOP shares	7,454,562

Market value of unreleased shares at March 31, 2010 (in thousands)	$75,473

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

10.	Stock-Based Compensation

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

The LTCP allows for the issuance of up to 11.4 million Options or Stock Appreciation Rights and up to 4.6 million Stock Awards or Performance Awards. As of March 31, 2010, a mix of stock options, restricted stock and performance-based restricted shares were awarded to employees.

Option Awards

Options awarded to date are for a term of ten years and total approximately 9.6 million shares. The majority of these options were awarded on the original award date of June 17, 2005 and these 2005 option awards had the following vesting schedule: 40% vested at year-end 2005 and 20% vested at year-end 2006, 2007 and 2008, respectively. Subsequent awards have vesting periods of either three or four years. The Company assumed a 3.9% average forfeiture rate on options granted subsequent to June 17, 2005 as the majority of the options were awarded to senior level management. Compensation expense recorded on options for the three months ended March 31, 2010 and 2009 was $116,000 and $54,000, respectively, or after tax expense of approximately $75,000 and $35,000, respectively. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense in future periods.

There were no options granted to employees during the three months ended March 31, 2010 and 2009.

A summary of option activity as of March 31, 2010 and changes during the period ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	7,884,801	$14.30
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(19,885)	12.92
Expired	(5,976)	14.43

Options outstanding at March 31, 2010	7,858,940	$14.30	5.53	$127

Options exercisable at March 31, 2010	7,275,647	$14.40	5.26	$15

The following table summarizes the nonvested options during the three months ended March 30, 2010.

				Weighted-average
				Grant-Date
			Shares	Fair Value

Nonvested at January 1, 2010			631,154	$2.38
Granted			-	-
Vested			(27,976)	2.27
Forfeited / Cancelled			(19,885)	2.36

Nonvested at March 31, 2010			583,293	$2.39

Restricted Stock and Performance-Based Restricted Stock Awards

To date, approximately 3.8 million shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and these 2005 awards have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards have vesting schedules of three years, four years, or cliff vest after three years. During the three months ended March 31, 2010, the Company granted approximately 11,000 restricted stock awards.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Performance-based restricted stock shares were awarded to executive management and other key members of senior management during 2009. The vesting for these performance-based awards is conditional upon fulfillment of a market condition and on meeting a service period. The actual number of performance shares to be earned will be based on performance criteria over a three-year performance period which began May 29, 2009 and ending May 31, 2012. Performance shares vest based on total shareholder return (“TSR”) (defined as share price appreciation from the beginning of the performance period to the end of the performance period, plus the total dividends paid on the common stock during the period) for the group of banks and thrifts listed on the SNL Thrift Index versus the Company’s TSR (the “TSR Percentage”). The performance shares, if earned, will vest on May 31, 2012. A simulation model was used to provide a grant date fair value for the performance-based shares. Expense for the performance-based awards is recognized based on the probability of attaining the performance targets and over the service period similar to the recognition of the expense associated with the other restricted stock awards that only have a service condition.

Total restricted stock compensation expense for the three months ended March 31, 2010 and 2009 was approximately $1.5 million and $1.7 million or after tax expense of approximately $1.2 million and $1.4 million, respectively. The Company anticipates that it will record expense of approximately $6.1 million, $4.4 million and $421,000 in calendar years 2010 through 2012, respectively. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense recognized in future periods.

The following table summarizes the nonvested restricted stock and performance-based restricted stock awards during the three months ended March 31, 2010.

			Weighted-average
			Grant-Date
		Shares	Fair Value

	Nonvested at January 1, 2010	1,225,063	$14.04
	Granted	10,684	11.68
	Vested	(375,592)	14.34
	Forfeited / Cancelled	(52,322)	14.57

	Nonvested at March 31, 2010	807,833	$14.18

11.	Income Taxes

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities and excess tax benefits related to stock awards. Deferred taxes charged to goodwill were in connection with prior acquisitions. The Company had a net deferred tax asset of $14.2 million and $14.1 million at March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010 and December 31, 2009, the Company has a valuation allowance of $1.4 million and $1.5 million, respectively, for the tax effect of capital loss carryforwards associated with realized and unrealized capital losses on capital assets, of which $443,000 and $462,000, respectively, was recorded as an adjustment to other comprehensive income.

	The components of income tax expense are summarized as follows:
	Three Months Ended
	March 31,

(In thousands)	2010	2009

Current tax expense
Federal	$5,462	$5,500
State	147	188

Total current	5,609	5,688

Deferred tax expense, net of valuation reserve
Federal	1,955	497
State	44	-

Total deferred	1,999	497

Total income tax expense	$7,608	$6,185

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The allocation of changes in net deferred tax assets involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended
	March 31,

(In thousands)	2010	2009

Deferred tax asset allocated to:
Stockholders’ equity, tax effect of net unrealized gain on investment securities available for sale, net of valuation allowance	$(2,122)	$5,177
Income	1,999	497

Total change in deferred tax assets, net	$(123)	$5,674

The Company accounts for uncertainty in income taxes in accordance with FASB ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

March 31,
(In thousands)	2010

Balance, beginning of period	$400
Additions for tax positions of current year	-
Additions for tax positions of prior year	-
Reductions for tax positions of prior year	-

Balance, end of period	$400

Included in the balance at March 31, 2010 are $400,000 of tax positions for which the ultimate deductibility is highly uncertain and for which the disallowance of the tax position would affect the annual effective tax rate. The Company anticipates that $140,000 of the unrecognized tax benefits will reverse in the next twelve months due to statute expirations. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2010, the Company has accrued approximately $413,000 in interest and penalties.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2006. In the third quarter of 2008, the IRS commenced an examination of the 2006 and 2007 tax years for Westbank. In the second quarter of 2009, the IRS commenced an examination of the 2006 and 2007 tax years for the Company. As of March 31, 2010, the IRS has not proposed any significant adjustments to Westbank’s or the Company’s tax returns for these tax years.

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

The table below summarizes the Company’s commitments and contingencies discussed above.
	March 31,	December 31,
(In thousands)	2010	2009

Loan origination commitments	$167,469	$146,369
Unadvanced portion of construction loans	52,730	40,700
Standby letters of credit	6,274	6,587
Unadvanced portion of lines of credit	681,042	608,854

Total commitments	$907,515	$802,510

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Other Commitments

As of March 31, 2010 and December 31, 2009, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $1.4 million which constitutes the Company’s maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that those routine proceedings involve, in the aggregate, amounts which are immaterial to the financial condition and results of operations of NewAlliance Bancshares, Inc.

13.	Fair Value Measurements

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

Fair Value Option

FASB ASC 825-10 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. The Company elected the fair value option as of January 1, 2009 for its portfolio of mortgage loans held for sale pursuant to forward loan sale commitments originated after January 1, 2009 in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of the derivative forward loan sale contracts used to economically hedge them. In the first quarter of 2009 as a result of the surge of refinances resulting from the drop in mortgage rates within the industry, the balance of loans held for sale and derivative contracts relating to those loans increased significantly. Mortgage loan activity has slowed from 2009 levels, however, it is still strong thus far in 2010. The fair value option election relating to mortgage loans held for sale did not result in a transition adjustment to retained earnings and instead changes in the fair value have an impact on earnings as a component of noninterest income.

At March 31, 2010, mortgage loans held for sale pursuant to forward loan sale commitments had a fair value of $9.2 million, which includes a negative fair value adjustment of $50,000. For the three months ended March 31, 2010 and 2009, gains from fair value changes of $171,000 and $131,000, respectively, were recorded in non-interest income as mortgage origination activity and loan sale income.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1 and Level 2 measurements during the quarter ended March 31, 2010.

	March 31, 2010

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale
Marketable equity securities	$8,834	$1,334	$7,500	$-
Bonds and obligations	327,675	301,677	25,998	-
Auction rate certificates	19,826	-	-	19,826
Trust preferred equity securities	33,532	-	28,302	5,230
Residential mortgage-backed securities	1,872,048	-	1,872,048	-

Total Securities Available for Sale	$2,261,915	$303,011	$1,933,848	$25,056

Mortgage Loans Held for Sale	9,239	-	9,239	-
Mortgage loan derivative assets	228	-	228	-

	December 31, 2009

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale
Marketable equity securities	$8,783	$1,283	$7,500	$-
Bonds and obligations	222,078	196,060	26,018	-
Auction rate certificates	24,795	-	-	24,795
Trust preferred equity securities	33,296	-	27,924	5,372
Residential mortgage-backed securities	2,038,903	-	2,038,903	-

Total Securities Available for Sale	$2,327,855	$197,343	$2,100,345	$30,167

Mortgage Loans Held for Sale	12,908	-	12,908	-
Mortgage loan derivative assets	495	-	495	-
Mortgage loan derivative liabilities	(75)	-	(75)	-

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	Securities Available for Sale

	For the three months ended March 31,

(In thousands)	2010	2009

Balance at beginning of period	$30,167	$26,626
Transfer into Level 3	-	-
Total gains (losses) - (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	257	1,917
Settlements	(5,350)	-
Discount accretion	4	-
Principal payments	(22)	-

Balance at end of period	$25,056	$28,543

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following is a description of the valuation methodologies used for instruments measured at fair value.

Securities Available for Sale: Included in the available for sale category are both debt and equity securities. The Company utilizes Interactive Data Corp., a third-party, nationally-recognized pricing service (“IDC”) to estimate fair value measurements for 98.9% of this portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things, but these prices are not binding quotes. The fair value prices on all investment securities are reviewed for reasonableness by management through an extensive process. This review process was implemented to determine any unusual market price fluctuations and the analysis includes changes in the LIBOR / swap curve, the treasury curve, mortgage rates and credit spreads as well as a review of the securities inventory list which details issuer name, coupon and maturity date. The review resulted in no adjustments to the IDC pricing as of March 31, 2010. Also, management assessed the valuation techniques used by IDC based on a review of their pricing methodology to ensure proper hierarchy classifications. The Company’s available for sale debt securities include auction rate certificates, a pooled trust preferred security and an individual named trust preferred security which were valued through means other than quoted market prices due to the fact that these securities were not priced by the pricing service. The fair value for these securities are based on Level 3 inputs in accordance with FASB ASC 820.

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

•
Trust preferred equity securities: Included in this category are two pooled trust preferred securities and “individual name” trust preferred securities of financial companies. One of the pooled trust preferred securities of $2.0 million and an individual name trust preferred security of $3.2 million are not priced by IDC, both of which are classified within Level 3 of the valuation hierarchy. The remaining securities are at Level 2 and are priced by IDC based upon matrix pricing factoring in observable benchmark yields and issuer spreads. The Company calculates the fair value of the Level 3 pooled trust preferred security based on a cash flow methodology that uses the Bloomberg AA rated bank yield curve to discount the current expected cash flows. In order to derive the fair value of the individual name security, the Company uses the Bloomberg A rated insurance yield curve to discount the current expected cash flows. Additionally, the low level of the three month LIBOR rate, the general widening of credit spreads compared to when these securities were purchased and the reduced level of liquidity in the fixed income markets, were all factors in the determination of the current fair value market price.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

At March 31, 2010, the effects of fair value measurements for interest rate lock commitment derivatives and forward loan sale commitments were as follows (mortgage loans held for sale are shown for informational purposes only):

	March 31, 2010

	Notional or
	Principal	Fair Value
(In thousands)	Amount	Adjustment

Rate Lock Commitments	$18,487	$62
Forward Sales Commitments	25,610	166
Mortgage Loans Held for Sale	9,289	(50)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables detail the financial instruments carried at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2010

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$1,933	$-	$-	$1,933
Other Real Estate Owned	3,348	-	-	3,348
Impaired Loans	29,618	-	-	29,618

	December 31, 2009

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$2,063	$-	$-	$2,063
Other Real Estate Owned	3,705	-	-	3,705
Impaired Loans	16,733	-	-	16,733

The following is a description of the valuation methodologies used for instruments measured at fair value.

Loan Servicing Rights: A loan servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of March 31, 2010:
	March 31, 2010

	Carrying	Estimated
(In thousands)	Amounts	Fair Value

Financial Assets
Cash and due from banks	$100,020	$100,020
Short-term investments	60,000	60,000
Investment securities	2,532,754	2,543,602
Loans held for sale	9,479	9,479
Loans, net	4,737,984	4,748,023
Federal Home Loan Bank of Boston stock	120,821	120,821
Accrued income receivable	32,292	32,292
Derivative assets	228	228
Financial Liabilities
Interest and non-interest bearing checking, savings and money market accounts	$3,661,025	$3,661,025
Time deposits	1,393,912	1,411,053
Borrowed funds	1,915,370	1,940,293

14.	Derivative Financial Instruments

The Company accounts for derivatives in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheets at their fair values. The Company does not enter into derivative transactions for speculative purposes, does not have any derivatives designated as hedging instruments, nor is party to a master netting agreement as of March 31, 2010.

Loan Commitments and Forward Loan Sale Commitments: The Company enters into interest rate lock commitments with borrowers, to finance residential mortgage loans. Primarily to mitigate the interest rate risk on these commitments, the Company also enters into “mandatory” and “best effort” forward loan sale delivery commitments with investors. The interest rate lock commitments and the forward loan delivery commitments meet the definition of a derivative, however, the Company has not designated them as hedging instruments. Upon closing the loan, the loan commitment expires and the Company records a loan held for sale subject to the same forward loan sale commitment. Prior to January 1, 2009, the Company accounted for loans held for sale at the lower of cost or fair value in accordance with accounting guidance for certain mortgage banking activities. Fluctuations in the fair value of loan commitments, loans held for sale, and forward loan sale commitments generally move in opposite directions, and the net impact of the changes in these valuations on net income is generally inconsequential to the financial statements.

The following table summarizes the Company’s derivative positions at March 31.

	2010		2009

	Notional or		Notional or
	Principal	Fair Value	Principal	Fair Value
(In thousands)	Amount	Adjustment (1)	Amount	Adjustment (1)

Interest Rate Lock Commitments	$18,487	$62	$72,792	$1,126
Forward Sales Commitments	25,610	166	82,528	(826)

(1) An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following two tables present the fair values of the Company’s derivative instruments and their effect on the Statement of Income:

Fair Values of Derivative Instruments

		Asset Derivatives			Liability Derivatives

		March 31,	December 31,		March 31,		December 31,
		2010	2009		2010		2009
	Balance Sheet			Balance Sheet
(In thousands)	Location	Fair Value	Fair Value	Location	Fair Value		Fair Value

Derivatives not designated as hedging instruments
Interest rate contracts	Other Assets	$228	$495	Other Liabilities		$-	$75

Total derivatives not designated as hedging instruments		$228	$495			$-	$75

Effect of Derivative Instruments on the Statement of Income
		For the Three Months Ended
		March 31,

		2010	2009

	Location of Gain or (Loss) Recognized	Amount of Gain or (Loss)
(In thousands)	in Income on Derivatives	Recognized in Income on Derivatives

Derivatives not designated as hedging instruments
Interest rate contracts	Non-interest income	$(192)	$300

Total derivatives not designated as hedging instruments		$(192)	$300

15.	Stockholders’ Equity

At March 31, 2010 and December 31, 2009, stockholders’ equity amounted to $1.44 billion and $1.43 billion, respectively, representing 16.9% and 17.0% of total assets, respectively. The Company paid cash dividends totaling $0.07 per share on common stock during the three months ended March 31, 2010.

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

Treasury Shares
Share Repurchase Plan

On January 31, 2006, the Company’s Board of Directors authorized a repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 7,696,187 million shares of common stock at a weighted average price of $12.95 per share as of March 31, 2010. There were no shares repurchased for the year to date period ending March 31, 2010. There is no set expiration date for this repurchase plan.

Other

Upon vesting of shares under the Company’s benefit plans, plan participants may choose to have the Company withhold a number of shares necessary to satisfy tax withholding requirements. The withheld shares are classified as treasury shares by the Company. For the three months ended March 31, 2010, approximately 85,500 shares were returned to the Company for this purpose.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Regulatory Capital

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At March 31, 2010, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
March 31, 2010
Tier 1 Capital (to Average Assets)	$755,144	9.6%	$313,959	4.0%	$392,449	5.0%
Tier 1 Capital (to Risk Weighted Assets)	755,144	16.8	179,503	4.0	269,255	6.0
Total Capital (to Risk Weighted Assets)	809,425	18.0	359,007	8.0	448,758	10.0

December 31, 2009
Tier 1 Capital (to Average Assets)	$734,951	9.3%	$317,623	4.0%	$397,029	5.0%
Tier 1 Capital (to Risk Weighted Assets)	734,951	16.7	176,043	4.0	264,064	6.0
Total Capital (to Risk Weighted Assets)	787,510	17.9	352,085	8.0	440,107	10.0

NewAlliance Bancshares, Inc.
March 31, 2010
Tier 1 Capital (to Average Assets)	$891,432	11.3%	$314,336	4.0%	$392,920	5.0%
Tier 1 Capital (to Risk Weighted Assets)	891,432	19.8	179,868	4.0	269,802	6.0
Total Capital (to Risk Weighted Assets)	945,713	21.0	359,736	8.0	449,669	10.0

December 31, 2009
Tier 1 Capital (to Average Assets)	$878,553	11.1%	$318,072	4.0%	$397,590	5.0%
Tier 1 Capital (to Risk Weighted Assets)	878,553	19.9	176,422	4.0	264,633	6.0
Total Capital (to Risk Weighted Assets)	931,113	21.1	352,844	8.0	441,055	10.0

16.	Other Comprehensive Income

The following table presents the components of other comprehensive income and the related tax effects for the periods presented:

	Three Months Ended
	March 31,

(In thousands)	2010	2009

Net income	$16,433	$11,590
Other comprehensive income, before tax
Unrealized gains on securities
Unrealized holding (losses) gains, arising during the period	(5,922)	16,123
Reclassification adjustment for gains, included in net income	-	(1,866)

Other comprehensive (loss) income, before tax	(5,922)	14,257
Income tax benefit (expense), net of valuation allowance	2,122	(5,177)

Other comprehensive (loss) income, net of tax	(3,800)	9,080

Comprehensive income	$12,633	$20,670

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

17.	Earnings Per Share

	The following table includes the calculation of basic and diluted earnings per share for the periods presented:

		Three Months Ended
		March 31,

	(In thousands, except per share data)	2010	2009

	Net income	$16,433	$11,590
	Average common shares outstanding for basic EPS	99,020	99,254
	Effect of dilutive stock options and unvested stock awards	38	16

	Average common and common-equivalent shares for dilutive EPS	99,058	99,270
	Net income per common share:
	Basic	$0.17	$0.12
	Diluted	0.17	0.12

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
•
Recent government initiatives including the Emergency Economic Stabilization Act of 2008 (“EESA”) are expected to continue to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company;

•	Other legislative or regulatory changes, changes in accounting standards and FDIC initiatives, may adversely affect the businesses in which NewAlliance is engaged;
•	Local, state or federal taxing authorities may take tax positions that are adverse to NewAlliance;
•	Expected cost savings associated with completed mergers may not fully be realized or realized within expected time frames;
•	Deposit attrition, customer loss or revenue loss following completed mergers may be greater than expected;
•	Competitors of NewAlliance may have greater financial resources and develop products that enable them to compete more successfully than NewAlliance;
•	Costs or difficulties related to the integration of acquired businesses may be greater than expected; and
•	Unfavorable changes related to economic stress and dislocation may impact the Company’s vendors, counter-parties, and other entities on which the company has a dependence.

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

MD&A is provided as a supplement to—and should be read in conjunction with—our Consolidated Financial Statements (unaudited) and the accompanying notes thereto contained in Part I, Item 1, of this report as well as our Annual Report on Form 10-K for the year ended December 31, 2009. The following sections are included in MD&A:

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

Our Business

General

By assets, NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.50 billion and stockholders’ equity of $1.44 billion at March 31, 2010. Its business philosophy is to operate as a community bank with local decision-making authority. NewAlliance delivers financial services to individuals, families and businesses throughout Connecticut and Western Massachusetts through its 87 banking offices, 104 ATMs and internet website (www.newalliancebank.com). NewAlliance common stock is traded on the New York Stock Exchange under the symbol “NAL”.

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

Our Objectives

NewAlliance seeks to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Grow and retain primary households to increase core deposit relationships with a focus on checking and savings accounts;
•	Build high quality, profitable loan portfolios using organic, purchase and acquisition strategies;
•	Build and diversify revenue streams through development of banking-related fee income and growth in wealth management services;
•	Grow through a disciplined acquisition strategy, de-novo branching and new business lines;
•	Maintain expense discipline and improve operating efficiencies;
•	Invest in technology to enhance superior customer service and products; and
•	Maintain a rigorous risk identification and management process.

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

Regulatory Considerations

NewAlliance and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission and the Financial Industry Regulatory Authority. Please refer to NewAlliance’s Annual

Report on Form 10-K for the year ended December 31, 2009 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

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

Other-Than-Temporary Impairment of Investments

We conduct a periodic review of our investment securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. For equity securities, if such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is reported within non-interest income in the consolidated statement of income. For debt securities, if such decline is deemed other-than-temporary, the investment is written down for the portion of the impairment related to the estimated credit loss within non-interest income and the non-credit related impairment is recognized in other comprehensive income unless required to sell or there is intent to sell, in which case the entire loss would be recorded within non-interest income. Factors considered by management include, but are not limited to: percentage and length of time which an issue is below book value, the financial condition and near-term prospects of the issuer including their ability to meet contractual obligations in a timely manner, ratings of the security, whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions, whether the decline is due to interest rates and spreads or credit risk, the value of the underlying collateral and our intent and ability to retain the security for a period of time sufficient to allow for the anticipated recovery in market value or more likely than not will be required to sell a debt security before its anticipated recovery which may be until maturity. Adverse changes in the factors used to determine that a security was not other-than-temporarily impaired could lead to additional impairment charges.

A complete discussion of critical accounting estimates can be found in the Company’s most recent Annual Report on Form 10-K (fiscal year ended December 31, 2009).

Recent Accounting Changes

We have adopted the following new accounting pronouncements and authoritative guidance during 2010. Except as indicated, the adoption of the following pronouncements did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements. This guidance amends Topic 820, Fair Value Measurements and Disclosures. The guidance requires additional disclosures about fair value measurements including transfer in and out of Levels 1 and 2 and higher levels of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair values measurements, information about purchases, sales, issuances and settlements should be presented separately.

FASB ASU 2009-16, an update to Topic 860 – Transfer of Financial Assets. This guidance requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk in the assets. The guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and enhances the disclosure requirements for sellers of the assets.

FASB ASU No. 2009-17, an update to Topic 810 – Consolidations. The guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (which would result in the enterprise being deemed the primary beneficiary of that entity and, therefore, obligated to consolidate the variable interest entity in its financial statements); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to revise guidance for determining whether an entity is a variable interest entity; and to require enhanced disclosures that will provide more transparent information about an enterprise’s involvement with a variable interest entity.

FASB ASU 2010-09, an update to Topic 855 – Subsequent Events. The guidance updates certain recognition and disclosure requirements. Among other things, this guidance retracts, for public entities, the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued.

Operating Results

Executive Overview
The Company reported earnings for the first quarter of 2010 of $16.4 million, or $0.17 per diluted share compared to $11.6 million, or $0.12 per diluted share for the first quarter in 2009. The gain of approximately $2.6 million related to the receipt of tax-exempt life insurance proceeds positively impacted earnings and contributed $0.03 per diluted share for the quarter ended March 31, 2010. The Company’s first quarter results can be attributed to its continued business momentum characterized by strong revenues, increasing net interest margin, balance sheet growth and disciplined expense control. Excluding the insurance proceeds, current quarter earnings surpassed previous year earnings by $2.2 million. This increase resulted from an increase in net interest income partially offset by expense increases primarily related to income taxes, salaries and employee benefits, FDIC insurance premiums, provision for loan losses, as well as a net decrease in non-interest income.

The Company’s net interest margin for the three months ended March 31, 2010 was 2.97%, an increase of 39 basis points over the prior year quarter. In addition to growth in the average balance of interest-earning assets, the reduction of 92 basis points in the Company’s cost of funds, particularly deposits, was the foremost driver of the increase in net interest income and the margin. This reduction was mainly due to repricing or maturing of interest-bearing liabilities outpacing interest-earning assets and the change in the mix of deposits from higher cost time deposits to core deposits. Core deposit generation continues to be strong for the Company, posting an increase of $118.4 million from December 31, 2009 and $677.7 million from March 31, 2009. The increase in total deposits from year end 2009 and March 31st a year ago was $30.9 million and $392.9 million, respectively. Total loans have also increased from December 31, 2009 by $30.1 million and loan originations remain high. While loan originations are essentially at prior year levels, the mix of originations has shifted to include more commercial and commercial related loans. The Company anticipates continued revenue and balance sheet growth with an increase in business volume as a key focus for 2010.

The asset quality of our loan portfolio has remained strong throughout this prolonged period of economic turmoil. Despite positive economic indicators and improvements, unemployment remains high and consumers and businesses continue to struggle causing continued pressure on the housing crisis. The Company has been adversely impacted by theses trends but not to the severity experienced nationally. The allowance for loan losses to total loans ratio was 1.13% and 1.10% and the ratio of nonperforming loans to total loans was 1.35% and 1.10% at March 31, 2010 and December 31, 2009, respectively. Although net charge-offs for the three months ended March 31, 2010 increased slightly from the fourth quarter 2009, there was a decrease from the three months ended March 31, 2009. Net charge-offs to total average loans were 0.26% and 0.27% for the three months ended March 31, 2010 and 2009. A provision for loan losses of $4.8 million was recorded for the current quarter compared to $4.1 million for the quarter ended March 31, 2009. Exercising rigorous risk management and prudent credit practices are fundamental to our ongoing success in managing asset quality.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data

	Three Months Ended
	March 31,

(Dollars in thousands, except share data)	2010	2009

Condensed Income Statement
Interest and dividend income	$87,399	$94,755
Interest expense	31,758	46,762

Net interest income before provision for loan losses	55,641	47,993
Provision for loan losses	4,800	4,100

Net interest income after provision for loan losses	50,841	43,893
Non-interest income	15,400	14,263
Operating expenses	42,200	40,381

Income before income taxes	24,041	17,775
Income tax provision	7,608	6,185

Net income	$16,433	$11,590

Weighted average shares outstanding
Basic	99,020,399	99,254,242
Diluted	99,057,937	99,270,068
Earnings per share
Basic	$0.17	$0.12
Diluted	0.17	0.12

Financial Ratios
Return on average assets (1)	0.78%	0.55%
Return on average equity (1)	4.57	3.35
Net interest margin (1)	2.97	2.58
Dividend payout ratio	41.18	58.33
Average equity to average assets ratio	13.41	12.51

Non-GAAP Ratios
Efficiency ratio (2)	59.35	65.71
Tangible common equity ratio (3)	11.10	10.10

Per share data
Book value per share	$13.61	$13.06
Tangible book value per share	8.32	7.73

(1)	Annualized.
(2)
The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, to the sum of net interest income before provision for loan losses and non-interest income, excluding security and limited partnership net gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is a useful tool to investors in evaluating how effectively the Company generates revenue.

(3)
The tangible common equity ratio excludes goodwill and identifiable intangible assets. This ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to analyze the relative strength of NewAlliance’s capital position and is useful to investors in evaluating Company performance due to the importance that analysts placed on the ratio since the introduction of TARP.

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

Table 2: Average Balance Sheets for the Three Months Ended March 31, 2010 and 2009
	Three Months Ended March 31,

	2010			2009

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,388,488	$29,684	4.97%	$2,562,872	$34,594	5.40%
Commercial real estate	1,253,261	18,253	5.83	1,221,406	17,617	5.77
Commercial business	415,656	5,194	5.00	449,237	5,711	5.09
Consumer	716,830	8,137	4.54	737,867	8,707	4.72

Total loans	4,774,235	61,268	5.13	4,971,382	66,629	5.36
Fed funds sold and other short-term investments	85,791	31	0.14	54,489	164	1.20
Federal Home Loan Bank of Boston stock	120,821	-	-	120,821	-	-
Securities	2,514,703	26,100	4.15	2,303,684	27,962	4.86

Total securities, short-term investments
and federal home loan bank stock	2,721,315	26,131	3.84	2,478,994	28,126	4.54

Total interest-earning assets	7,495,550	$87,399	4.66%	7,450,376	$94,755	5.09%
Non-interest earning assets	923,609			916,407

Total assets	$8,419,159			$8,366,783

Interest-bearing liabilities
Deposits
Money Markets	$852,610	$2,251	1.06%	$413,045	$1,917	1.86%
NOW	366,770	262	0.29	346,492	236	0.27
Savings	1,798,109	3,485	0.78	1,537,733	6,763	1.76
Time	1,428,206	7,884	2.21	1,739,439	13,924	3.20

Total interest-bearing deposits	4,445,695	13,882	1.25	4,036,709	22,840	2.26
Repurchase agreements	111,351	348	1.25	159,932	537	1.34
FHLB advances and other borrowings	1,809,567	17,528	3.87	2,207,021	23,385	4.24

Total interest-bearing liabilities	6,366,613	31,758	2.00%	6,403,662	46,762	2.92%
Non-interest-bearing demand deposits	528,691			485,840
Other non-interest-bearing liabilities	86,118			91,384

Total liabilities	6,981,422			6,980,886
Equity	1,437,737			1,385,897

Total liabilities and equity	$8,419,159			$8,366,783

Net interest-earning assets	$1,128,937			$1,046,714

Net interest income		$55,641			$47,993

Interest rate spread			2.66%			2.17%
Net interest margin (net interest income
as a percentage of total interest-earning assets)			2.97%			2.58%
Ratio of total interest-earning assets
to total interest-bearing liabilitites			117.73%			116.35%

Table 3: Rate/Volume Analysis

	Three Months Ended
	March 31, 2010
	Compared to
	Three Months Ended
	March 31, 2009

	Increase (Decrease)
	Due to

(In thousands)	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$(2,642)	$(2,268)	$(4,910)
Commercial real estate	174	462	636
Commercial business	(96)	(421)	(517)
Consumer	(326)	(244)	(570)

Total loans	(2,890)	(2,471)	(5,361)
Fed funds sold and other short-term investments	(194)	61	(133)
Federal Home Loan Bank of Boston stock	-	-	-
Securities	(4,279)	2,417	(1,862)

Total securities, short-term investments
and federal home loan bank stock	(4,473)	2,478	(1,995)

Total interest-earning assets	$(7,363)	$7	$(7,356)

Interest-bearing liabilities
Deposits
Money market	$(1,081)	$1,415	$334
NOW	11	15	26
Savings	(4,274)	996	(3,278)
Time	(3,832)	(2,208)	(6,040)

Total interest bearing deposits	(9,176)	218	(8,958)
Repurchase agreements	(35)	(154)	(189)
FHLB advances and other borrowings	(1,891)	(3,966)	(5,857)

Total interest-bearing liabilities	$(11,102)	$(3,902)	$(15,004)

Increase in net interest income	$3,739	$3,909	$7,648

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

As shown in Tables 2 and 3, net interest income increased $7.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was primarily due to: a) repricing or maturing interest-bearing liabilities outpacing interest-earning assets during the period, thereby allowing us to reduce our cost of funds at a faster pace; b) the average balance of interest-earning assets outpacing the growth in interest-bearing liabilities by $82.2 million and c) the shift in the mix of interest-bearing liabilities from higher cost time deposits and borrowings to core deposits which was a factor in reducing the cost of funds by 92 basis points. The net interest margin increased 39 basis points to 2.97% from 2.58% for the three months ended March 31, 2010 and 2009, respectively.

Interest and dividend income decreased $7.4 million to $87.4 million at March 31, 2010 compared to $94.8 million at March 31, 2009 comprising primarily of a decrease due to rate. Interest earning assets have increased $45.2 million from the same period a year ago due to the growth in investment securities, partially offset by a decrease in average loan balances.

The decrease in income attributable to the loan portfolio was $5.4 million due to a decrease of $2.9 million due to rate and $2.5 million due to a decrease in the average balance. The decline in rate of 23 basis points was primarily in organic residential mortgage loans as homeowners took advantage of refinancing opportunities at lower rates primarily throughout 2009. The decrease in interest income attributable to the average balance was primarily due to a decrease in residential mortgage loans, specifically the purchased residential loan portfolio, as runoff in this portfolio was not replaced due to disruptions in the marketplace resulting in a lack of opportunities for purchases that met the Company’s pricing and underwriting criteria. Loan yields have also been negatively impacted by the increase in nonperforming loans of $14.8 million from March 2009.

The investment securities portfolio interest and dividend income decreased $1.9 million due to the decline in the average yield, partially offset by an increase due to the average growth in the portfolio. Interest income declined $4.3 million resulting from a decrease of 71 bps in the average yield due to the market interest rate declines. Although yields on the securities portfolio have declined, the growth in the portfolio has partially offset that decline. The average portfolio growth of $211.0 million was primarily in mortgage-backed securities and increased interest income by $2.4 million. The growth in average deposits, specifically core deposits was the main driver the for the Company’s purchases of the mortgage-backed securities since March 31, 2009.

The cost of funds for the three months ended March 31, 2010 decreased $15.0 million, or 32.1% to $31.8 million, compared to $46.8 million for the same period a year ago. The decrease in the cost of funds was due primarily to a decrease due to rate and to a lesser extent volume of $11.1 million and $3.9 million, respectively.

The Company’s continued strategy during this period has been to reduce deposit costs through our approach of disciplined pricing while maintaining a focus on the continued growth of core interest and non-interest-bearing deposits. While the average deposit balances increased $409.0 million, deposit costs declined $9.0 million. The Company experienced a decrease of $9.2 million in deposit interest expense due to a reduction of 101 basis points on the average rate paid. Deposit interest expense increased approximately $200,000 due to the increase of the average balance of interest-bearing deposits of $409.0 million. This net decrease in deposit interest expense of $9.0 million was primarily in time deposits, which decreased $6.0 million due to declines in the average balances and average rate paid of $311.2 million and 99 basis points, respectively. Through our continued emphasis on building core deposit relationships and migration from maturing time deposits as they repriced at reduced rates, the Company has been able to grow core deposit average balances by a total of $763.1 million. The main driver of core deposit growth has been savings and money market accounts with an average balance increase of $260.4 million and $439.6 million, respectively. Additionally, when combined with the decline in the average rate paid of 98 basis points on savings and 80 basis points on money market, interest expense decreased by $3.0 million during this period for these products.

A further benefit of the core deposit growth has been a substantial reduction in and reliance on borrowings from the Federal Home Loan Bank (“FHLB”). FHLB advances and other borrowing costs decreased $5.9 million due to the decline in the average balance and the average rate paid on FHLB advances of $393.8 million and 34 basis points, respectively. The Company was able to replace maturing advances with new advances at substantially lower rates or payoff maturing advances.

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses. Management recorded a provision for loan losses of $4.8 million for the three months ended March 31, 2010. The primary factors that influenced management’s decision to record this provision were the increase in non-performing loans since December 31, 2009 of $14.4 million, or 28.5%, continuing trends in delinquencies, net charge-offs of $3.1 million for the quarter and to support estimated credit losses embedded in the portfolio. A provision for loan losses of $4.1 million was recorded for the three months ended March 31, 2009 based on the level of delinquencies, net charge-offs and nonperforming loans at that time.

Future provisions for loan losses may be deemed necessary if economic conditions do not improve or continue to deteriorate. Further details about nonperforming loans can be found in the “Asset Quality” and “Allowance for Loan Losses” sections beginning on page 41.

At March 31, 2010, the allowance for loan losses was $54.2 million, which represented 1.13% of total loans and 83.47% of nonperforming loans. This compared to the allowance for loan losses of $52.5 million at December 31, 2009 which represented 1.10% of total loans and 103.87% of nonperforming loans.

Table 4: Non-Interest Income
	Three Months Ended
	March 31,		Change

(Dollars in thousands)	2010	2009	Amount	Percent

Depositor service charges	$6,707	$5,953	$754	13%
Loan and servicing income	317	(181)	498	(275)
Trust fees	1,602	1,259	343	27
Investment management, brokerage & insurance fees	1,514	2,250	(736)	(33)
Bank owned life insurance	3,462	871	2,591	297
Net gain on securities	-	1,866	(1,866)	(100)
Mortgage origination activity & loan sale income	728	2,019	(1,291)	(64)
Other	1,070	226	844	373

Total non-interest income	$15,400	$14,263	$1,137	8%

Non-Interest Income
As displayed in Table 4, non-interest income increased $1.1 million to $15.4 million for the three months ended March 31, 2010 from the prior year period. The main drivers of the increase were depositor service charges, loan and servicing income, trust fees, bank owned life insurance (“BOLI”) and other income. These increases were offset by a decrease in net security gains, investment management, brokerage and insurance fees and mortgage origination and loan sale income.

•
Depositor service charges increased due to overdraft fee income, merchant services income and check card fees. Growth in this type of fee related income has resulted from profit improvement initiatives to expand core banking fee income, the increase in consumer spending and growth in retail and business core deposits.

•	Loan and servicing income increased due to a prior year write-down of approximately $475,000 on the Bank’s mortgage servicing asset.

•
Trust fees increased due to the overall improvement in market conditions during this time period. For the three months ended March 2010, average assets under management were consistently ahead of 2009, a 30% overall increase, evidencing the continued market corrections.

•
BOLI income increased as the Company recorded a gain of approximately $2.6 million related to tax-exempt life insurance proceeds. This increase was offset by a decline in the average yield earned as a result of current market interest rates.

•
Other income increased due primarily to a current year net gain of $330,000 recorded on limited partnerships due to the increase in the carrying value of certain limited partnerships. This increase compares to a net loss on limited partnerships of approximately $750,000 for the three months ended March 31, 2009.

•	Net gain on securities decreased $1.9 million due to prior year gains recorded on the sale of mortgage backed securities. There were no investment security sales during the first quarter of 2010.

•	Investment management, brokerage and insurance fee income decreased due to market conditions as well as customer preference for deposit products over other investment alternatives.

•
Mortgage origination and loan sale income decreased due to a lower number of mortgage loans originated for sale and sold in the secondary market and the effect of originations that were in the pipeline under commitments to be sold at March 31, 2010 compared to March 31, 2009. Mortgage origination activity has slowed compared to the same period a year ago due to the surge of customer originations, predominately refinancings, brought about by the historically low interest rates that took place throughout 2009.

Table 5: Non-Interest Expense
	Three Months Ended
	March 31,		Change

(Dollars in thousands)	2010	2009	Amount	Percent

Salaries and employee benefits	$22,221	$21,231	$990	5%
Occupancy	4,621	4,755	(134)	(3)
Furniture and fixtures	1,345	1,475	(130)	(9)
Outside services	5,149	5,350	(201)	(4)
Advertising, public relations, and sponsorships	1,530	1,134	396	35
Amortization of identifiable intangible assets	1,953	2,128	(175)	(8)
FDIC insurance premiums	1,857	945	912	97
Other	3,524	3,363	161	5

Total non-interest expense	$42,200	$40,381	$1,819	5%

Non-Interest Expense
As displayed in Table 5, non-interest expense increased $1.8 million to $42.2 million for the three months ended March 31, 2010 from $40.4 million for the same period a year ago. The main driver of the increase was FDIC insurance premiums expense, salaries and employee benefits and advertising, public relations, and sponsorships. This increase was partially offset by decreases in outside services.

•
FDIC insurance premium expense increased $912,000 primarily due to an increase of approximately one basis point in the base assessment rate for the first quarter of 2010, compared to the first quarter of 2009 based on new assessment rates implemented by the FDIC in April 2009. Additionally, the Bank was able to offset some of the first quarter 2009 assessment costs through the exhaustion of the one-time credit established by the FDIC Reform Act of 2005. FDIC insurance expense may continue to be volatile as the FDIC is in the process of determining how to best handle its liquidity needs and the estimated costs associated with continuing failing financial institutions and the affect they have on the FDIC’s deposit insurance fund.

•
Salaries and employee benefits rose as a result of general merit increases, increased salary and employee incentive accruals primarily for additions to the management team, a decrease in capitalized salaries primarily due to the decline in the number of residential loan originations and increased expense for the Company’s pension plans due to changes in assumptions for 2010. We expect to record additional SERP expense in the third quarter of approximately $1.3 million due to the retirement of an executive officer.

•
Advertising, public relations and sponsorships increased primarily due to advertising expenses associated with a new marketing campaign. This campaign includes expenses associated with TV commercials, radio, print and online advertising, branch merchandising and collateral pieces, a redesigned website and select sponsorships and is expected to continue throughout the remainder of the year.

•	Outside services expense decreased due to consulting costs that were incurred in the first quarter of 2009 relating to a performance optimization project.

Income Tax Provision
For the three months ended March 31, 2010 and 2009, income tax expense was $7.6 million and $6.2 million and the effective tax rate for these periods was 31.65% and 34.8%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2010 as compared to the 2009 period was primarily due to an increase, in the first quarter of 2010 in the favorable permanent difference relating to a $2.6 million gain related to tax exempt bank owned life insurance proceeds. This gain was treated as a discrete item in the first quarter of 2010.

The projected effective rate for the year ended December 31, 2010 is 34.1%.

Financial Condition

Financial Condition Summary
From December 31, 2009 to March 31, 2010, total assets and total liabilities increased $66.6 million and $59.5 million, respectively, due mainly to increases in loans, other assets, deposits and borrowings, partially offset by decreases in investments. Stockholders’ equity increased $7.1 million.

Investment Securities
The following table presents the amortized cost and fair value of investment securities at March 31, 2010 and December 31, 2009.

Table 6: Investment Securities
	March 31, 2010		December 31, 2009

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$-	$-	$597	$597
U.S. Government sponsored enterprise obligations	305,006	305,831	198,692	199,730
Corporate obligations	8,128	8,578	8,139	8,517
Other bonds and obligations	14,625	13,266	14,625	13,234
Auction rate certificates	22,200	19,826	27,550	24,795
Marketable equity securities	8,574	8,834	8,567	8,783
Trust preferred equity securities	48,757	33,532	48,754	33,296
Private label residential mortgage-backed securities	22,382	20,215	23,871	20,856
Residential mortgage-backed securities	1,792,402	1,851,833	1,951,297	2,018,047

Total available for sale	2,222,074	2,261,915	2,282,092	2,327,855

Held to maturity
Residential mortgage-backed securities	260,669	271,238	230,596	240,956
Other bonds	10,170	10,449	10,170	10,375

Total held to maturity	270,839	281,687	240,766	251,331

Total securities	$2,492,913	$2,543,602	$2,522,858	$2,579,186

At March 31, 2010, the Company had total investments of $2.53 billion, or 29.8%, of total assets. The decrease of $35.9 million, from $2.57 billion at December 31, 2009 was primarily in available-for-sale residential mortgage-backed securities partially offset by an increase in U.S. Government agency obligations and held to maturity residential mortgage-backed securities. While the Company prefers lending as the primary use of its excess cash flows, the investment portfolio serves a secondary role in generating revenue while managing interest-rate risk and liquidity.

The available for sale and held to maturity securities portfolios are primarily composed of mortgage-backed securities. At March 31, 2010, mortgage-backed securities comprised 82.8% and 96.2% of the total available for sale and held to maturity securities portfolios, respectively, the majority of which are issued by Federal National Mortgage Association (“FNMA”) or (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“FHLMC”) or (“Freddie Mac”). The duration of the mortgage-backed securities portfolio was 1.88 years at March 31, 2010 compared to 1.62 years at December 31, 2009.

The Company’s underlying investment strategy has been to purchase FNMA and FHLMC short term front sequential collateralized mortgage obligations and seasoned 15 and 20 year Government Sponsored Enterprise (“GSE”) fixed rate mortgage-backed securities. The Company has focused on the purchases of these securities due to their attractive spreads versus funding costs and for their monthly cash flows that provide the Company with liquidity. This strategy is also supplemented with select purchases of bullet, callable and step-up coupon agency debentures. The average life for mortgage-backed securities, when purchased, would range between two and four years and the maturity dates for Agency obligations would range between one and seven years depending upon the rate structure of the bond.

FASB guidance for the accounting of Investments - Debt and Equity Securities, requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of March 31, 2010, $2.26 billion, or 89.3% of the portfolio, was classified as available for sale and $270.8 million of the portfolio was classified as held to maturity. Securities available for sale are carried at estimated fair value. Additional information about fair value measurements can be found in Note 13 of the Notes to Unaudited Consolidated Financial Statements.

The net unrealized gain on securities classified as available for sale as of March 31, 2010 was $39.8 million compared to an unrealized gain of $45.8 million as of December 31, 2009. The depreciation in the market value of securities available for sale was primarily due to the decrease in the fair value of mortgage-backed securities due to general market conditions and the level of interest rates as cash flows from the investment portfolio and new investment purchases have been at reduced rates. The net unrealized gain on the available for sale investment portfolio that is primarily within the mortgage-backed securities is partially offset by unrealized losses on trust preferred equity securities, auction rate certificates and privately issued mortgage-backed securities. The changes in unrealized gains and losses on the investment portfolio are primarily due to credit spreads, liquidity and fluctuations in market interest rates during the period.

The net unrealized gain on residential mortgage-backed securities is primarily from agency mortgage-backed securities issued by FNMA and FHLMC due to the general decline in interest rates and the tightening in mortgage-backed security spreads since date of purchase. Although the Federal Reserve Bank mortgage-backed securities purchase program ended on March 31, 2010, mortgage rates and spreads continue to remain at relatively low levels.

The unrealized loss on private label residential mortgage-backed securities is primarily concentrated in one BBB rated private-label mortgage-backed security which is substantially paid down, well seasoned and of an earlier vintage that has not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. Widening in non-agency mortgage spreads since the date purchased is the primary factor for the unrealized losses reported on private label residential mortgage-backed securities. None of the securities are backed by subprime mortgage loans and none have suffered losses. One of the private issue securities is rated BBB and the remaining securities are AA through AAA rated. All are still paying principal and interest and are expected to continue to pay their contractual cash flows. Management reviewed the above factors and issuer specific data and concluded that these private-label mortgage-backed securities are not other-than-temporarily impaired.

The unrealized losses on other bonds and obligations primarily relates to a position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products. Although the fund has experienced declines in credit ratings during 2009, it was not due to customer redemptions or forced selling of the investments. During 2009, the Company recorded a credit-related OTTI loss of $816,000 on this adjustable rate mortgage mutual fund due to a decrease in the credit quality of the security coupled with a loss recognized by the fund. As of March 31, 2010, the investment carries a market value to book value ratio of 81.32%, a weighted average underlying investment credit rating of A+ and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities and management has therefore concluded that the fund experienced no further OTTI in the quarter ended March 31, 2010.

The unrealized losses on auction rate certificates relate to certificates issued by an investment banking firm and are pools of government-guaranteed student loans that are issued by state student loan departments. In the first half of 2008, the auction process for auction rate certificates began to freeze resulting from the problems in the credit markets. These securities are currently rated AAA and are still paying their contractual cash flows and are expected to continue to pay their contractual cash flows. Management has concluded that no other-than-temporary impairment exists as of March 31, 2010. In 2008, the underwriter entered into a settlement agreement with several state regulatory agencies, whereby they have agreed to repurchase these certificates from both their retail and institutional customers at par. The institutional buy-back of these securities is scheduled on or around June 30, 2010.

Trust preferred securities are comprised of two pooled trust preferreds with an amortized cost of $6.1 million, one of which is A rated and the other is rated CC at March 31, 2010, a slight downgrade from BB at December 31, 2009. During 2009, the Company recorded a credit-related OTTI loss of $581,000 on the CC rated pooled trust preferred security based on a cash flow analysis. The remaining $42.7 million are comprised of twelve “individual names” issues with the following ratings: $15.6 million rated A to AA-, $9.7 million rated BBB to BBB+ and $17.4 million rated BB. The unrealized losses reported for trust preferred equity securities relate to the financial and liquidity stresses in the fixed income markets and in the banking sector and is not reflective of individual stresses in the individual company names. The ratings on all of the issues with the exception of the CC rated pooled trust preferred improved or remained the same since December 31, 2009. Additionally, there have not been any disruptions in the cash flows of these securities and all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferreds and the “individual names” trust preferred equity securities was completed. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. The Company does not believe that these securities will incur reduced contractual cash flows and therefore does not believe that any further OTTI exists on the CC rated pooled security nor are the remaining trust preferred securities other-than-temporarily impaired.

Management has performed a review of all investments with unrealized losses and determined that no investments had credit related other-than-temporary impairment during the quarter ended March 31, 2010. The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of these securities within the time necessary to recover the unrealized losses which may be until maturity. The Company does not own or plan on investing in securities backed by subprime mortgage collateral.

Lending Activities
The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, home equity loans and lines of credit and other consumer loans. Table 7 displays the balances of the Company’s loan portfolio as of March 31, 2010 and December 31, 2009.

Table 7: Loan Portfolio
	March 31, 2010		December 31, 2009

		Percent		Percent
(Dollars in thousands)	Amount	of Total		of Total

Residential real estate	$2,376,655	49.6%	$2,382,514	50.0%
Residential real estate construction	14,920	0.3	13,789	0.3

Total residential real estate	2,391,575	49.9	2,396,303	50.3

Commercial real estate	1,178,064	24.6	1,100,880	23.1
Commercial real estate construction	93,113	1.9	132,370	2.8

Total commercial real estate	1,271,177	26.5	1,233,250	25.9

Commercial business	415,458	8.7	411,211	8.6
Home equity and equity lines of credit	699,753	14.6	705,673	14.9
Other consumer	14,185	0.3	15,608	0.3

Total loans	$4,792,148	100.0%	$4,762,045	100.0%

As shown in Table 7, gross loans were $4.79 billion, up $30.1 million, at March 31, 2010 from year-end 2009. The Company experienced increased business loan demand partially offset by higher levels of residential mortgage prepayments which offset originations.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of March 31, 2010, comprising 49.9% of total loans. The decrease of $4.7 million from December 31, 2009 was primarily due to the net impact of prepayments versus origination volume. The Company had significant originations of both adjustable and fixed rate mortgages of $217.3 million during the quarter, approximately $160.0 million was originated for portfolio and the remainder was sold in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 15 years or more. During the third quarter of 2009 the Company began to retain in its portfolio 30 year jumbo fixed rate residential mortgage originations. Even though the portfolio decreased in the first quarter the Company anticipates that mortgage activity will remain strong due to relatively low market interest rates and increased marketing campaigns, although not at 2009 levels. The residential real estate loan portfolio has a weighted average FICO score of 747 and a current estimated weighted loan to value ratio of 63%. Included in residential real estate is a purchased portfolio, which is made up of prime loans individually re-underwritten by the Company to our underwriting criteria, and includes adjustable-rate and 10 and 15 year fixed-rate residential real estate loans with property locations throughout the United States with no significant exposure in any particular state. At March 31, 2010 the Company’s purchased portfolio had an outstanding balance of approximately $462.0 million with the largest concentration in our footprint of Connecticut and Massachusetts at 19.2%, followed by New York at 13.8% and California at 12.9%.

Commercial real estate loans and commercial business loans increased $42.2 million. In 2009, loan growth was slowed due to economic conditions and elevated levels of stress on businesses. In 2010, the Bank experienced increased demand in refinancing commercial real estate loans. Mid-sized businesses continue to look to regional community banks for relationship banking and personalized lending services. The commercial construction portfolio of $93.1 million includes $26.5 million of loans to commercial borrowers for residential housing development, approximately $10.0 million of which are for condominium projects. The decrease in commercial construction is mainly the result of transfers of construction to permanent loans to the commercial real estate portfolio as well as a drop in residential housing development loans.

The Company’s long term strategy continues to be that of building a larger percentage of the Company’s assets in commercial loans including real estate and other business loans, such as asset-based lending. In the fourth quarter of 2009, the Company formed an asset-based lending business. Asset-based lending expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets. An asset-based loan is collateralized with a customer’s balance sheet assets, which are considered the primary source of loan repayment. This type of financing is particularly attractive to start-up and growth companies, as well as those in restructuring, turn-around, or other financially distressed situations that result in the inability to secure traditional commercial lending. We remain an active commercial lender and will continue promoting strong business development efforts to obtain new business banking relationships, while maintaining strong credit quality and profitability. We believe that our status as a healthy regional community bank focused on relationship banking bodes well for us to retain customers and to be a potential source of credit for new businesses.

Home equity loans and lines of credit decreased $5.9 million from December 31, 2009 to March 31, 2010. The Company continues to offer competitive pricing and is committed to growing this loan segment while maintaining credit quality. However, as a result of the continuing interest rate environment, consumer demand shifted to residential mortgages and away from home equity products, attributing to the year-to-date decline in the portfolio. The weighted average FICO score and current estimated weighted combined loan to value ratio for home equity loans and lines of credit is 747 and 68%, respectively. Lending has been from organic originations in the Company’s market area, none of which is subprime.

Higher-Risk Loans
The loan portfolio segments that we consider to have the highest risk are construction loans to commercial developers for residential development and a small segment of our residential real estate loans. The Company has a carrying value of $26.5 million of commercial construction loans for residential development. All of these loans are collateralized and carry a reserve allocation of approximately $3.5 million. This segment has total delinquencies of $2.0 million, all of which are in the over 90 day category.

Within the residential portfolio, management uses two main early warning techniques to more closely monitor credit deterioration. The Company uses a matrix to identify where the concentration of outstanding loans fall in the risk continuum. This matrix is constructed using estimated current loan-to-value ranges (current balance LTV adjusted for estimated appreciation or depreciation in the appraised value) and the latest available FICO score ranges (rescored quarterly). The Company considers loans with an estimated current loan-to-value ratio above 80% and a FICO score less than 620 to be higher-risk. Once identified, the higher-risk loans are then reviewed by the Special Assets department to determine what, if any, action should be taken to mitigate possible loss exposure. At March 31, 2010, higher-risk loans comprised approximately $53.0 million, or 2.3% of the residential real estate portfolio. The Company also tracks loans that have a FICO score that has declined 20 points or more and are below 660. As of March 31, 2010 loans meeting this criteria represent approximately $69.0 million, or 2.9% of the residential portfolio.

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

As displayed in Table 8, nonperforming assets at March 31, 2010 increased to $68.2 million compared to $54.2 million at December 31, 2009. The increase is primarily due to loans secured by residential one-to-four family loans and commercial real estate loans.

The increase in nonperforming residential loans of $8.7 million was due to current economic conditions including factors such as continued high unemployment rates and softness in the real estate market impacting customer ability to make loan payments. There are 184 loans in the residential nonperforming category totaling $39.9 million, representing 1.67% of the total residential portfolio, just over half of which have property locations in Connecticut and Massachusetts. The Company routinely updates FICO scores and LTV ratios and continues to originate loans with superior credit characteristics. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans. Included in nonperforming residential loans are approximately $2.8 million in restructured loans which have been modified from their original contractual terms.

In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with their current financial status which may be a reduction in interest rate to market rate or below, a change in the term, movement of the past due amounts to the back end of the loan or refinance. Loans are placed on nonaccrual status upon being restructured, even if they were not previously. The Bank’s policy to restore a loan to performing status includes the receipt of regular payments, generally for a period of six months.

The increase in nonperforming commercial real estate loans primarily relates to a loan for $4.7 million which is in the process of a restructured workout.

While the economic data indicates the worst of the recession is over, if unfavorable economic and real estate market conditions persist or deteriorate further, there will be added stress on our loan portfolios. The Company believes, however, that its historical practice of prudent underwriting, the relatively modest size of its residential construction portfolio and strong average FICO scores combined with low weighted average loan to value ratios associated with its residential portfolio are significant advantages in keeping asset quality manageable. Nonperforming loans as a percent of total loans outstanding at March 31, 2010 were 1.35%, compared to 1.06% at December 31, 2009.

Table 8: Nonperforming Assets
	March 31,	December 31,
(Dollars in thousands)	2010	2009

Nonperforming loans (1)
Real estate loans
Residential (one- to four- family)	$39,873	$31,140
Commercial real estate loans	9,827	6,136
Commercial construction	3,284	2,459

Total real estate loans	52,984	39,735
Commercial business	9,510	8,497
Consumer loans
Home equity and equity lines of credit	2,179	2,187
Other consumer	221	88

Total consumer loans	2,400	2,275

Total nonperfroming loans	64,894	50,507
Other real estate owned	3,348	3,705

Total nonperforming assets	$68,242	$54,212

Total nonperforming loans as a percentage of total loans (2)	1.35%	1.06%
Total nonperforming assets as a percentage of total assets	0.80	0.64

Troubled debt restructured loans included in nonaccruing loans above	$3,271	$3,294

(1)
Nonperforming loans, except guaranteed U.S. Government certificates totaling $2.9 million, include all loans 90 days or more past due, restructured loans due to a weakening in the financial condition of the borrower and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of principal or interest. All of the Company’s non-performing loans do not accrue interest.

(2)	Total loans are stated at their principal amounts outstanding, net of deferred loan fees and net unamortized premiums on acquired loans.

Allowance for Loan Losses
Deteriorating market conditions have adversely impacted the loan portfolios since the latter part of 2007. As displayed in Table 9 below, the Company recorded net charge-offs of $3.1 million, during the three months ended March 31, 2010, compared to net charge-offs of $3.4 million for the three months ended March 31, 2009. Net charge-offs of $1.1 million, $750,000, $901,000 and $277,000 were recorded against the residential, commercial real estate, commercial business and consumer portfolios, respectively. The majority of the charge-offs in the residential category were adjustments based on current appraisals which continue to show the depression in home values while persistent adverse economic and housing pressures are affecting charge-off levels in the commercial construction and commercial business portfolios. As a result of the net charge-offs and reserve requirements for impaired loan classifications, a provision for loan losses of $4.8 million was recorded for the three months ended March 31, 2010 compared to $4.1 million for the three months ended March 31, 2009.

The Company has a loan loss allowance of $54.2 million, or 1.13% of total loans as compared to a loan loss allowance of $52.5 million, or 1.10% of total loans at December 31, 2009. Management believes that the allowance for loan losses is adequate and directionally consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. To achieve this estimate, numerous factors are evaluated and applied to the allowance for loan loss calculation. Management continues to assess loss factors based on recent economic events and incorporates that into the calculation.

The allowance for loan losses to nonperforming loans ratio at March 31, 2010 was 83.47% compared to 103.87% at December 31, 2009 and 101.02% at March 31, 2009. This ratio has declined because growth in the allowance is not proportionate to growth in nonperforming loans as the result of the following 1) classification of nonperforming loans is a backward looking indicator, often loans with credit weaknesses are identified and allocated higher levels of reserves if appropriate before becoming nonperforming, 2) the majority of the Company’s nonperforming loans are secured by real estate collateral and while the entire loan is classified as nonperforming, only the amount of estimated losses would have been captured in the allowance for loan losses, 3) the growth in nonperforming loans this year was concentrated in residential real estate loans in which the loss in event of default is traditionally low, 4) certain nonperforming loans have already been partially charged-off to the expected net realizable value and 5) a portion of the allowance is to cover losses established under FASB ASC 450, Contingencies, for performing loans. The Company employs a formal quarterly process to assess the adequacy of the Company’s allowance for loan losses. The process is designed to adequately capture inherent losses in the loan portfolio.

Table 9: Schedule of Allowance for Loan Losses
	At or For the Three Months
	Ended March 31,

(Dollars in thousands)	2010	2009

Balance at beginning of period	$52,463	$49,911
Provision for loan losses	4,800	4,100
Charge-offs
Residential real estate loans	1,052	500
Commercial real estate loans	750	503
Commercial construction loans	121	1,781
Commercial business loans	947	805
Consumer loans	320	159

Total charge-offs	3,190	3,748

Recoveries
Residential real estate loans	3	34
Commercial real estate loans	-	-
Commercial construction loans	-	-
Commercial business loans	45	207
Consumer loans	43	131

Total recoveries	91	372

Net charge-offs	3,099	3,376

Balance at end of period	$54,164	$50,635

Net charge-offs to average loans (annualized)	0.26%	0.27%
Allowance for loan losses to total loans	1.13	1.03
Allowance for loan losses to nonperforming loans	83.47	101.02
Net charge-offs to allowance for loan losses	5.72	6.67
Total recoveries to total charge-offs	2.85	9.93

Loans held for Sale
The Company currently sells the majority of its originated fixed rate residential real estate loans with terms of 15 years or more. During the third quarter of 2009, the Company allocated an initial pool of $50.0 million for the retention of 30 year jumbo fixed rate residential mortgage originations in its portfolio. Loans held for sale were $9.5 million at March 31, 2010, a decrease of $5.2 million from $14.7 million at December 31, 2009. The decrease is primarily due to a combination of higher market rates and the Company retaining a higher percentage of residential mortgage originations in the first quarter of 2010. During the year, the Company funded approximately $57.2 million in mortgage loans originated for sale. The Company originates both fixed-rate mortgage loans and small business loans (“SBA”) for sale in the secondary market.

Goodwill and Identifiable Intangible Assets
At March 31, 2010, the Company had intangible assets of $560.6 million, a decrease of $1.9 million, from $562.5 million at December 31, 2009. The decrease is due to year-to-date amortization expense for core deposit and customer relationships.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value, an impairment charge is recorded to income.

Goodwill is not amortized, but instead is reviewed for impairment on an annual basis and more frequently if circumstances exist that indicates a possible reduction in the fair value of the business below its carrying value. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit. The Company engaged an external third party to assist with the annual test for goodwill impairment during the first quarter of 2010. The analysis performed evaluated the fair value of the reporting unit using a combination of four valuation methodologies including; the Public Market Peers approach, the Comparable Transactions approach, the Control Premium approach and a Discounted Cash Flow approach. Based on the analysis, the Company concluded that the reporting unit was not at risk of failing Step 1 of the impairment test; therefore, an impairment charge was not deemed necessary. No events or circumstances subsequent to the analysis through March 31, 2010 indicate that the carrying value of the Company’s goodwill may not be recoverable.

Sources of Funds
Cash flows from deposits, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, borrowings and earnings are the primary sources of the Company’s funds available for use in its lending and investment activities and in meeting its operational needs. While scheduled loan and securities repayments are a relatively stable source of funds, deposit flows and loan and investment security prepayments are influenced by prevailing interest rates and local and economic conditions and are inherently uncertain. See Note 8 of Notes to Unaudited Consolidated Financial Statements contained elsewhere within this Report for borrowings information.

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

Table 10: Deposits
	March 31,	December 31,
(In thousands)	2010	2009

Savings	$1,807,008	$1,817,787
Money market	934,376	790,453
NOW	385,800	400,176
Demand	533,841	534,180
Time	1,393,912	1,481,446

Total deposits	$5,054,937	$5,024,042

As displayed in Table 10, deposits increased $30.9 million compared to December 31, 2009. The Company’s strategy has been to increase core deposits and reduce rates paid on interest bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. Through well-designed product offerings, the Company has been able to grow core deposits by $118.4 million, particularly through the Company’s money market products. The decline in savings deposits of $10.8 million during the quarter was primarily due to a decrease in escrow deposits which is attributable to timing of customer tax installments. Money market deposits have shown significant increases and have grown approximately $144.0 million since year end due to the premium money market product which offers competitive pricing with a tiered rate structure. The Company has executed several programs, including telephone and direct mail campaigns to retain valued, higher-balance deposit accounts through the cross-sell strategy of offering our “best” banking product – Premium Alliance Checking and its companion accounts – Premium Savings and Premium Money Market. Partially offsetting the growth in core deposits was a decrease in time deposit accounts of approximately $87.5 million, as the Company repriced maturing CD’s at reduced rates causing retention of time deposits to drop. However, the Company was able to retain a portion of maturing time deposit accounts through the free savings and premium money market products that offer competitive interest rates.

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

The following table summarizes the Company’s recorded borrowings at March 31, 2010.

Table 11: Borrowings
	March 31,	December 31,
(In thousands)	2010	2009

FHLB advances (1)	$1,790,960	$1,755,533
Repurchase agreements	102,149	112,095
Mortgage loans payable	1,126	1,165
Junior subordinated debentures issued to affiliated trusts (2)	21,135	21,135

Total borrowings	$1,915,370	$1,889,928

(1)	Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $2.7 million and $3.1 million at March 31, 2010 and December 31, 2009, respectively. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining terms using the level yield method.

(2)	The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

Borrowings were $1.92 billion at March 31, 2010, an increase of $25.4 million from the balance recorded at December 31, 2009, and were mainly in FHLB advances. This increase represents the Company taking advantage of reduced rates offered by the FHLB for advances that were competitive with current market deposit rates. Combined with the growth in our core deposits, the advances assist the Company with the growth in our loan portfolio, to invest in securities and meet other liquidity needs, while effectively managing interest rate risk. At March 31, 2010, all of the Company’s outstanding FHLB advances were at fixed rates ranging from 1.39% to 8.17%.

Stockholders’ Equity
Total stockholders’ equity equaled $1.44 billion at March 31, 2010, an increase of $7.1 million compared to $1.43 billion at December 31, 2009. The increase was primarily due to earnings of $16.4 million and restricted stock expense of $1.5 million. The increase in equity was partially offset by a decrease in the fair market value of available for sale investment securities of $3.8 million, net of tax and $7.0 million for the payment of cash dividends declared on our common stock during the three months ended March 31, 2010. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below.

Dividends declared for the first quarters of 2010 and 2009 were $0.07 per share. On April 27, 2010, we declared a $0.07 per share cash dividend payable on May 20, 2010 to shareholders of record on May 10, 2010. This will be the Company’s 24th consecutive quarterly dividend payment. Book value per share amounted to $13.61 and $13.53 at March 31, 2010 and December 31, 2009, respectively, and tangible book value amounted to $8.32 and $8.23 at the same dates, respectively.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At March 31, 2010, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was positive $301.2 million, or positive 3.54% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the yield curve as of March 31, 2010 was utilized. This yield curve was utilized due to the recent excessive volatility in the rate markets as well as due to the comments from various Federal Reserve Bank officials that interest rates would likely remain flat for an extended period. As of March 31, 2010, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve-month period as compared to the forecasted net interest income in the base case scenario are as follows:

Percentage change in estimated net interest income over twelve months

100 basis point upward shock in interest rates	3.49%

25 basis point downward shock in interest rates	-1.42%

As of March 31, 2010, a downward rate shock of 25 basis points was a realistic representation of the risk of falling rates as the FRB has reduced the overnight lending rate target to a range between 0.00% and 0.25%. For an increase in rates, an upward rate shock of 100 basis points is also a relevant representation of potential risk given the recent beginnings of an economic rebound due to the past reductions in the federal funds rate, the benefits of the government stimulus package and the expansion of the FRB’s balance sheet.

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

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At March 31, 2010, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $391.9 million, or 4.6% of total assets.

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

The Company has used borrowings from the Federal Home Loan Bank of Boston to fund loan growth while managing interest rate risk and liquidity. At March 31, 2010, total borrowings from the Federal Home Loan Bank amounted to $1.79 billion, exclusive of $2.7 million in purchase accounting adjustments, and the Company had the immediate capacity to increase that total to $2.08 billion. Additional borrowing capacity of approximately $1.45 billion would be readily available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At March 31, 2010 the Company’s repurchase agreement lines of credit with three large broker dealers totaled $225.0 million, $200.0 million of which was available on that date. Agreement terms vary based on the collateral submitted.

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

At March 31, 2010, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $907.5 million. Commitments generally have fixed expiration dates or other termination clauses, therefore, total commitment amounts do not necessarily represent future cash requirements. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits maturing within one year from March 31, 2010 amount to $847.1 million. FHLB advances maturing within one year from March 31, 2010 amount to $512.1 million and interest payments of approximately $68.9 million are payable within that same time frame.

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

At March 31, 2010, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $891.4 million, or 11.3%, which is above the threshold level of $392.9 million, or 5.0% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 19.8% and the Total risk-based capital ratio stood at 21.0%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $755.1 million, or 9.6% of average assets, which is above the required level of $314.0 million or 4.0%. The Tier 1 risk-based capital ratio was 16.8% and the Total risk-based capital ratio was 18.0%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Management of Market and Interest Rate Risk” on pages 45 through 47.

Item 4. Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) or Rule 15(d)-15(e) under the Exchange Act) as of March 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the first quarter 2010.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or other litigation. See the caption “Legal Proceedings” under Footnote 12 “Commitments and Contingencies” in Part I, Item I, Financial Statements (Unaudited) of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on form 10K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) The following table sets forth information about the Company’s stock repurchases for the three months ended March 31, 2010.

		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
Period
January 1-31, 2010	(1)	78,561	$ 12.01	0	2,303,813 shares
February 1-28, 2010		0	$ -	0	2,303,813 shares
March 1-31, 2010	(1)	7,350	$ 12.00	0	2,303,813 shares
Total		85,911	$ 12.01	0

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

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number
3.1
Amended and Restated Certificate of Incorporation of NewAlliance Bancshares, Inc. Incorporated herein by reference is Exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q, filed August 13, 2004.

3.2	Amended and Restated Bylaws of NewAlliance Bancshares, Inc. Incorporated herein by reference is Exhibit 3.2 filed with the Company’s Current Report on Form 8-K, filed November 2, 2007.
4.1	See Exhibit 3.1, Amended and Restated Certificate of Incorporation and Exhibit 3.2, Bylaws of NewAlliance Bancshares, Inc.
10.1	Intentionally omitted.
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
10.7.1
Amended and Restated Employment Agreement among NewAlliance Bancshares, Inc., NewAlliance Bank and Peyton R. Patterson, effective December 15, 2009. Incorporated herein by reference is Exhibit 10.7.1 filed with the Company’s Annual Report on Form 10-K, filed February 26, 2010.

10.7.2	Intentionally omitted.
10.7.3
Amended and Restated Employment Agreement among NewAlliance Bancshares, Inc., NewAlliance Bank and Gail E.D. Brathwaite, effective December 15, 2009. Incorporated herein by reference is Exhibit 10.7.1 filed with the Company’s Annual Report on Form 10-K, filed February 26, 2010.

10.7.4	Intentionally omitted.
10.7.5	Intentionally omitted.
10.7.6	Intentionally omitted.
10.7.7	Intentionally omitted.
10.7.8
Amended and Restated Employment Agreement between NewAlliance Bank and Donald T. Chaffee, effective December 15, 2009. Incorporated herein by reference is Exhibit 10.7.8 filed with the Company’s Annual Report on Form 10-K, filed February 26, 2010.

10.7.9
Amended and Restated Employment Agreement between NewAlliance Bank and Paul A. McCraven, effective December 15, 2009. Incorporated herein by reference is Exhibit 10.7.9 filed with the Company’s Annual Report on Form 10-K, filed February 26, 2010.

10.7.10
Amended and Restated Employment Agreement between NewAlliance Bank and Koon-Ping Chan, effective December 15, 2009. Incorporated herein by reference is Exhibit 10.7.10 filed with the Company’s Annual Report on Form 10-K, filed February 26, 2010.

10.7.11
Amended and Restated Employment Agreement between NewAlliance Bank and Mark Gibson, effective December 15, 2009. Incorporated herein by reference is Exhibit 10.7.11 filed with the Company’s Annual Report on Form 10-K, filed February 26, 2010.

10.7.12
Amended and Restated Employment Agreement among NewAlliance Bank, NewAlliance Bancshares, Inc. and Cecil Eugene Kirby, Jr., effective December 15, 2009. Incorporated herein by reference is Exhibit 10.7.12 filed with the Company’s Annual Report on Form 10-K, filed February 26, 2010.

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

10.8.2
Form of Stock Option Agreement for conversion awards (for employees, including senior officers). Incorporated herein by reference is Exhibit 10.8.2 filed with the Company’s Quarterly Report on Form 10-Q, filed August 9, 2009.

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
10.17
Form of Stock Option Agreement for annual awards (for outside directors). Incorporated herein by reference is Exhibit 10.17 filed with the Company’s Annual Report on Form 10-K, filed February 26, 2010.

10.18
Form of Restricted Stock Agreement for annual awards (for outside directors). Incorporated herein by reference is Exhibit 10.18 filed with the Company’s Annual Report on Form 10-K, filed February 26, 2010.

14	Code of Ethics for Senior Financial Officers. Incorporated herein by reference is Exhibit 14 filed with the Company’s Annual Report on Form 10-KT, filed March 30, 2004.
21	Subsidiaries of NewAlliance Bancshares, Inc. and NewAlliance Bank. Incorporated herein by reference is Exhibit 21 filed with the Company’s Annual Report on Form 10-K, filed March 1, 2007.
23.1	Consent of PricewaterhouseCoopers LLP. Incorporated herein by reference is Exhibit 23.1 filed with the Company’s Annual Report on Form 10-K, filed February 26, 2010.
31.1	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Glenn I. MacInnes pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Glenn I. MacInnes pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Glenn I. MacInnes

Glenn I. MacInnes
Executive Vice President and Chief Financial Officer

Date:	May 5, 2010