Form 10-Q
period 2010-06-30
NEWALLIANCE BANCSHARES INC
filed 2010-08-06
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ____.

Commission File Number: 001-32007

NEWALLIANCE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	52-2407114

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510

(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	[ ]	Yes	[ X]	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	105,079,540

Class	Outstanding at August 4, 2010

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets

		December 31,
(In thousands, except per share data) (Unaudited)	June 30, 2010	2009

Assets
Cash and due from banks	$97,693	$96,927
Short term investments	20,000	50,000

Cash and cash equivalents	117,693	146,927
Investment securities available for sale, at fair value (note 3)	2,403,317	2,327,855
Investment securities held to maturity (note 3)	323,255	240,766
Loans held for sale (includes $11,744 at June 30, 2010 and
$12,908 at December 31, 2009 measured at fair value)	13,362	14,659
Loans, net (note 4)	4,873,426	4,709,582
Federal Home Loan Bank of Boston stock	120,821	120,821
Premises and equipment, net	58,651	57,083
Cash surrender value of bank owned life insurance	135,054	140,153
Goodwill (note 5)	527,167	527,167
Identifiable intangible assets (note 5)	31,454	35,359
Other assets (note 6)	107,897	113,941

Total assets	$8,712,097	$8,434,313

Liabilities
Deposits (note 7)
Non-interest bearing	$568,414	$534,180
Savings, interest-bearing checking and money market	3,120,460	3,008,416
Time	1,447,872	1,481,446

Total deposits	5,136,746	5,024,042
Borrowings (note 8)	2,023,732	1,889,928
Other liabilities	87,448	85,390

Total liabilities	7,247,926	6,999,360

Commitments and contingencies (note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares;	-	-
none issued
Common stock, $0.01 par value; authorized 190,000 shares;
issued 121,486 shares at June 30, 2010 and December 31, 2009	1,215	1,215
Additional paid-in capital	1,245,532	1,245,489
Unallocated common stock held by ESOP	(86,892)	(88,721)
Unearned restricted stock compensation	(9,210)	(12,389)
Treasury stock, at cost (16,406 shares at June 30, 2010 and
15,435 shares at December 31, 2009)	(222,835)	(211,582)
Retained earnings	505,694	486,974
Accumulated other comprehensive income (note 16)	30,667	13,967

Total stockholders’ equity	1,464,171	1,434,953

Total liabilities and stockholders’ equity	$8,712,097	$8,434,313

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data) (Unaudited)	2010	2009	2010	2009

Interest and dividend income
Residential real estate loans	$29,589	$33,782	$59,273	$68,376
Commercial real estate loans	18,662	17,448	36,915	35,065
Commercial business loans	5,591	5,527	10,785	11,239
Consumer loans	7,946	8,596	16,083	17,304
Investment securities	25,239	28,613	51,338	56,575
Federal funds sold and other short-term investments	34	116	67	278

Total interest and dividend income	87,061	94,082	174,461	188,837

Interest expense
Deposits	12,464	21,277	26,346	44,118
Borrowings	16,856	22,878	34,732	46,799

Total interest expense	29,320	44,155	61,078	90,917

Net interest income before provision for loan losses	57,741	49,927	113,383	97,920

Provision for loan losses	5,500	5,000	10,300	9,100

Net interest income after provision for loan losses	52,241	44,927	103,083	88,820

Non-interest income
Depositor service charges	7,457	6,953	14,165	12,906
Loan and servicing income, net	351	357	668	176
Trust fees	1,573	1,392	3,174	2,651
Investment management, brokerage and insurance fees	1,302	1,564	2,816	3,814
Bank owned life insurance	847	899	4,309	1,770
Other-than-temporary impairment losses on securities	(30)	(2,522)	(30)	(2,522)
Less: Portion of loss recognized in other comprehensive income (before taxes)	(522)	1,896	(522)	1,896

Net impairment losses on securities recognized in earnings	(552)	(626)	(552)	(626)

Net gain on sale of securities	750	2,243	750	4,109

Net securities gain	198	1,617	198	3,483

Mortgage origination activity and loan sale income	571	1,481	1,299	3,500
Net gain (loss) on limited partnerships	2,372	89	2,703	(659)
Other	1,215	939	1,953	1,913

Total non-interest income	15,886	15,291	31,285	29,554

Non-interest expense
Salaries and employee benefits (notes 9 & 10)	23,982	21,607	46,203	42,838
Occupancy	4,094	4,644	8,715	9,399
Furniture and fixtures	1,426	1,453	2,771	2,929
Outside services	4,718	4,455	9,867	9,805
Advertising, public relations, and sponsorships	1,486	981	3,017	2,115
Amortization of identifiable intangible assets	1,953	2,129	3,905	4,257
FDIC insurance premiums	1,898	5,893	3,755	6,838
Other	4,071	3,243	7,595	6,605

Total non-interest expense	43,628	44,405	85,828	84,786

Income before income taxes	24,499	15,813	48,540	33,588

Income tax provision (note 11)	8,226	5,705	15,834	11,890

Net income	$16,273	$10,108	$32,706	$21,698

Basic earnings per share (note 17)	$0.16	$0.10	$0.33	$0.22
Diluted earnings per share (note 17)	0.16	0.10	0.33	0.22
Weighted-average shares outstanding (note 17)
Basic	98,781	99,278	98,900	99,266
Diluted	98,860	99,311	98,937	99,310
Dividends per share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Six Months Ended June 30, 2010	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (Unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income	Equity

Balance December 31, 2009	106,051	$1,215	$1,245,489	$(88,721)	$(12,389)	$(211,582)	$486,974	$13,967	$1,434,953

Dividends declared ($0.14 per share)							(13,986)		(13,986)
Allocation of ESOP shares, net of tax			(205)	1,829					1,624
Treasury shares acquired (note 15)	(971)					(11,253)			(11,253)
Restricted stock expense					3,179				3,179
Stock option expense			248						248

Comprehensive income:
Net income							32,706		32,706
Other comprehensive income, net of tax (note 16)								16,700	16,700

Total comprehensive income									49,406

Balance June 30, 2010	105,080	$1,215	$1,245,532	$(86,892)	$(9,210)	$(222,835)	$505,694	$30,667	$1,464,171

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

(In thousands) (Unaudited)	2010	2009

Cash flows from operating activities
Net income	$32,706	$21,698
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	10,300	9,100
Loss on OREO	18	193
Restricted stock compensation expense	3,179	2,900
Stock option compensation expense	248	131
ESOP expense	1,624	1,613
Amortization of identifiable intangible assets	3,905	4,257
Net amortization/accretion of fair market adjustments from net assets acquired	(941)	(1,673)
Net amortization/accretion of investment securities	4,929	1,892
Deferred income taxes	(504)	240
Depreciation and amortization of premises and equipment	3,101	3,253
Net gain on securities	(198)	(3,483)
Mortgage origination activity and loan sale income	(1,299)	(3,500)
Proceeds from sales of loans held for sale	114,875	280,195
Loans originated for sale	(112,279)	(325,813)
(Gain) loss on sale of fixed assets	(5)	19
Net (gain) loss on limited partnerships	(2,703)	659
Increase in cash surrender value of bank owned life insurance	(1,677)	(1,770)
Increase in other assets	(1,757)	(181)
Increase in other liabilities	2,058	5,101

Net cash provided by (used in) operating activities	55,580	(5,169)

Cash flows from investing activities
Purchase of securities available for sale	(535,189)	(747,883)
Purchase of securities held to maturity	(140,638)	(21,451)
Proceeds from maturity, sales, calls and principal reductions of
securities available for sale	482,235	386,276
Proceeds from maturity, calls and principal reductions of
securities held to maturity	58,059	43,503
Proceeds from sales of fixed assets	6	32
Net (increase) decrease in loans held for investment	(176,031)	102,268
Proceeds from sales of other real estate owned	2,616	2,310
Proceeds from bank owned life insurance	6,776	263
Purchase of premises and equipment	(4,629)	(1,342)

Net cash used in investing activities	(306,795)	(236,024)

Cash flows from financing activities
Net increase in customer deposit balances	112,678	414,752
Net increase (decrease) in short-term borrowings	76,856	(52,018)
Proceeds from long-term borrowings	491,100	142,000
Repayments of long-term borrowings	(433,414)	(252,324)
Book under/(over) tax benefit of stock-based compensation	-	(98)
Acquisition of treasury shares	(11,253)	(3,105)
Dividends paid	(13,986)	(14,075)

Net cash provided by financing activities	221,981	235,132

Net decrease in cash and cash equivalents	(29,234)	(6,061)

Cash and equivalents, beginning of period	146,927	153,131

Cash and equivalents, end of period	$117,693	$147,070

Supplemental information
Cash paid for
Interest on deposits and borrowings	$62,101	$92,142
Income taxes paid, net	15,945	11,447
Noncash transactions
Loans transferred to other real estate owned	2,075	1,560

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

Management has determined that no subsequent events have occurred following the balance sheet date of June 30, 2010 which require recognition or disclosure in the financial statements.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and short-term investments with original maturities of three months or less. At June 30, 2010, included in the balance of cash and due from banks were cash on hand of $97.7 million, which includes required reserves in the form of deposits with the Federal Reserve Bank (“FRB”) of approximately $33.6 million. Short-term investments included money market funds of $20.0 million at June 30, 2010.

Investment Securities

Marketable equity and debt securities are classified as either trading, available for sale, or held to maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At June 30, 2010 and December 31, 2009, the Company had no debt or equity securities classified as trading. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held to maturity are classified as available for sale. Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 13 of the Notes to Consolidated Financial Statements.

Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 320 – Debt and Equity Securities, a decline in market value of a debt security below amortized cost that is deemed other than temporary is charged to earnings for the credit related other than temporary impairment (“OTTI”) resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income (“OCI”) if there is no intent to sell or will not be required to sell the security. If an equity security is deemed other-than-temporarily impaired, the full impairment is recorded as a charge to earnings. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans Held for Sale

The Company currently sells the majority of originated fixed rate residential real estate loans with terms of 15 years and over. Mortgage loans held for sale are carried at fair value. Fair value is estimated using quoted loan market prices provided by government-sponsored entities of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). Further information regarding the fair value measurement of mortgage loans held for sale can be found in Note 13 of the Notes to Consolidated Financial Statements. Residential loans are sold by the Company without recourse. The Company currently sells these loans servicing released.

The Company is also involved in the Small Business Administration (“SBA”) loan secondary market. The Company currently sells the guaranteed portion of SBA loans that meet certain criteria and retains the unguaranteed portion and the right to service the sold portion of the loan in its portfolio. Such loans are included in loans held for sale on the balance sheet upon origination. SBA loans held for sale are valued at the lower of cost (less principal payments received and net of deferred fees and costs) or estimated fair value. Fair value is estimated using quoted market prices from a secondary market broker. All other loan originations are classified as loans held for investment.

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

The allowance for loan losses consists of a formula allowance following FASB ASC 450 – Contingencies and FASB ASC 310 - Receivables, based on a variety of factors including historical loss experience for various loan portfolio classifications, and a specific valuation allowance for loans identified as impaired. The allowance is an estimate, and ultimate losses may vary from management’s estimate. Changes in the estimate are recorded in the results of operations in the period in which they become known, along with provisions for estimated losses incurred during that period.

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

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on certain employees who have consented to allow the Bank to be the beneficiary of those policies. BOLI is recorded as an asset at cash surrender value. Increases in the cash value of the policies, as well as insurance proceeds received in excess of cash values, are recorded in other non-interest income and are not subject to income tax. Management reviews the financial strength of the insurance carriers on a quarterly basis and BOLI with any individual carrier is limited to 15% of capital plus reserves.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

greater than 50% likelihood that the full amount of the tax position will be ultimately realized, the company recognizes the full benefit associated with the tax position. Additionally, interest and penalties related to uncertain tax positions are included as a component of income tax expense.

Trust Assets

The Bank had approximately $1.01 billion and $1.03 billion of assets under management at June 30, 2010 and December 31, 2009, respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements since they are not owned by the Bank. Trust income primarily consists of management fees based on the assets under management.

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

Based on our review of rates at December 31, 2009, separate discount rates were chosen for each type of benefit plan for the measurement of benefit obligations to better represent the actual plans. Discount rates as of December 31, 2009 were 5.85% for the defined benefit plan, 5.50% for the postretirement plan and 5.75% for the supplemental executive retirement benefit plan. The expected long-term rate of return on the pension plan assets was 7.75% for December 31, 2009.

Stock-Based Compensation

The Company accounts for stock option and restricted stock awards in accordance with FASB ASC 718 – Compensation – Stock Compensation. Pursuant to this guidance, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period.

Repurchase Agreements

Repurchase agreements are accounted for as secured borrowings since the Company maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Securities are sold to a counterparty with an agreement to repurchase the same or substantially the same security at a specified price and date. The Company has repurchase agreements with commercial or municipal customers that are offered as a business banking service. Customer repurchase agreements are for a term of one day and are backed by the purchasers’ interest in certain U.S. Treasury Notes or other U.S. Government securities. The Company also has a single dealer repurchase agreement that was initiated as a means to manage the Company’s interest rate risk. The dealer repurchase agreement was issued for a term of five years and matures in 2012. The dealer repurchase agreement is collateralized by U.S. Government mortgage-backed securities. Obligations to repurchase securities sold are reflected as a liability in the Consolidated Balance Sheets. The Company does not record transactions of repurchase agreements as sales. The securities underlying the repurchase agreements remain in the available-for-sale investment securities portfolio.

Merger Related Charges

The Company accounts for acquisitions in accordance with FASB ASC 805, Business Combinations. Costs that do not meet the conditions for inclusion in the allocation of acquisition cost, costs for contemplated acquisitions and recurring costs related to prior acquisitions are expensed as incurred and are reported in other non-interest expense. These charges consist primarily of

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

consulting, legal, system conversion, printing and advertising costs associated with acquired companies, acquisition targets and potential acquisition targets. For acquisitions completed after January 1, 2009, pursuant to new business combination accounting guidance, merger-related charges will also include acquisition related transaction and restructuring costs which were previously capitalized as part of the cost of the acquisition.

Related Party Transactions

Directors and executive officers of the Company and its subsidiaries and their associates have been customers of and have had transactions with the Company, and management expects that such persons will continue to have such transactions in the future.

Comprehensive Income

The purpose of reporting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income for the three and six months ended June 30, 2010 and 2009 in the Consolidated Statement of Changes in Stockholders’ Equity. The components of comprehensive income are presented in Note 16 of the Notes to Consolidated Financial Statements.

Segment Reporting

The Company’s only business segment is Community Banking. During the six months ended June 30, 2010 and the years ended 2009 and 2008, this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by FASB ASC 820, Segment Reporting.

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

Earnings per share for the three and six months ended June 30, 2010 and 2009 can be found in Note 17 of the Notes to Consolidated Financial Statements.

2.	Recent Accounting Pronouncements

Receivables (Topic 310)

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The statement is intended to improve the transparency of financial reporting by requiring enhanced disclosures about a bank’s allowance for loan losses and the credit quality of its financing receivables (generally defined as loans and leases). The primary goal of the disclosure requirements is to provide more information about the credit risk in a bank’s portfolio of loans and how that risk is analyzed and assessed in arriving at the allowance for loan loss. The guidance is effective for public entities for annual and interim reporting periods ending on or after December 15, 2010. The adoption of ASU No. 2010-06 on December 31, 2010 will not have a material impact on the financial statements as it impacts disclosures only.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

3.	Investment Securities

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities for the periods presented:

	June 30, 2010				December 31, 2009

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$-	$-	$-	$-	$597	$-	$-	$597
U.S. Government sponsored
enterprise obligations	399,327	5,874	(22)	405,179	198,692	1,621	(583)	199,730
Corporate obligations	8,118	612	-	8,730	8,139	378	-	8,517
Other bonds and obligations	13,496	184	(1,419)	12,261	14,625	127	(1,518)	13,234
Auction rate certificates	12,050	-	-	12,050	27,550	-	(2,755)	24,795
Marketable equity securities	8,582	197	-	8,779	8,567	216	-	8,783
Trust preferred equity securities	48,223	3	(13,444)	34,782	48,754	-	(15,458)	33,296
Private label residential mortgage-backed securities	21,428	27	(1,229)	20,226	23,871	-	(3,015)	20,856
Residential mortgage-backed securities	1,820,482	80,828	-	1,901,310	1,951,297	68,393	(1,643)	2,018,047

Total available for sale	2,331,706	87,725	(16,114)	2,403,317	2,282,092	70,735	(24,972)	2,327,855

Held to maturity
Residential mortgage-backed securities	313,520	12,172	-	325,692	230,596	11,360	-	241,956
Other bonds	9,735	311	(2)	10,044	10,170	243	(38)	10,375

Total held to maturity	323,255	12,483	(2)	335,736	240,766	11,603	(38)	252,331

Total securities	$2,654,961	$100,208	$(16,116)	$2,739,053	$2,522,858	$82,338	$(25,010)	$2,580,186

The securities portfolio is reviewed on a monthly basis for the presence of other-than-temporary impairment (“OTTI”). In accordance with OTTI guidance issued by the FASB in 2009, credit related OTTI for debt securities is recognized in earnings while non-credit related OTTI is recognized in other comprehensive income (“OCI”) if there is no intent to sell or will not be required to sell the security. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. During the second quarter of 2010, the Company recorded an OTTI loss on a debt security in accordance with this FASB guidance, as described below.

During the three months ended June 30, 2010, a pooled trust preferred security, which had a previous credit related impairment charge during 2009, was deemed to have an additional credit related OTTI loss in the amount of $552,000 based on a further decline in expected cash flows. The credit related impairment, which was reclassified from other comprehensive income as it was previously recognized as non-credit related was due to a cash flow analysis that indicated further credit related impairment. The Company received nine cash flow scenarios from the underwriter which were utilized by management to analyze this security for potential OTTI. The nine scenarios covered various default rates, recovery rates and prepayment options over different time periods. Two of the nine cash flow analyses indicated impairment over the life of the security. The driver of the indicated impairment was the recovery rate, which was modeled at 0% in these two cash flow scenarios. As the severity of the estimated loss in these two cash flow scenarios increased by a factor of five since the prior OTTI analysis in the first quarter of 2010 and the past history of the security indicates that there have not been any recoveries to date from securities that have defaulted, the Company recorded a credit related impairment charge. The credit impairment represents the average loss of the two negative cash flow analyses. After the write-down, the pooled trust preferred security had an amortized cost and fair value of approximately $869,000 and $220,000, respectively. There is no intent to sell nor is it more likely than not that the Company will be required to sell this security.

The following tables present the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous unrealized loss position for more than one year as of June 30, 2010 and December 31, 2009. Of the securities summarized, one issue has an unrealized loss for less than twelve months and 33 have unrealized losses for twelve months or more at June 30, 2010. This compares to a total of 72 issues that had an unrealized loss at December 31, 2009.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	June 30, 2010

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$-	$-	$3,536	$22	$3,536	$22
Corporate obligations	-	-	-	-	-	-
Other bonds and obligations	978	2	6,657	1,419	7,635	1,421
Auction rate certificates	-	-	-	-	-	-
Marketable equity securities	-	-	-	-	-	-
Trust preferred equity securities	-	-	33,779	13,444	33,779	13,444
Private label residential mortgage-backed securities	-	-	17,801	1,229	17,801	1,229
Residential mortgage-backed securities	-	-	-	-	-	-

Total securities with unrealized losses	$978	$2	$61,773	$16,114	$62,751	$16,116

	December 31, 2009

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$83,108	$542	$3,774	$41	$86,882	$583
Corporate obligations	-	-	-	-	-	-
Other bonds and obligations	942	38	6,558	1,518	7,500	1,556
Auction rate certificates	-	-	24,795	2,755	24,795	2,755
Marketable equity securities	-	-	-	-	-	-
Trust preferred equity securities	-	-	33,296	15,458	33,296	15,458
Private label residential mortgage-backed securities	-	-	20,856	3,015	20,856	3,015
Residential mortgage-backed securities	246,600	1,643	-	-	246,600	1,643

Total securities with unrealized losses	$330,650	$2,223	$89,279	$22,787	$419,929	$25,010

Management believes that no individual unrealized loss as of June 30, 2010 represents an other-than-temporary impairment, based on its detailed monthly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at June 30, 2010.

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

The unrealized losses on other bonds and obligations primarily relates to a position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products. Although the fund has experienced declines in credit ratings during 2009, it was not due to customer redemptions or forced selling of the investments. During 2009, the Company recorded an OTTI loss of $816,000 on this adjustable rate mortgage mutual fund due to a decrease in the credit quality of the security coupled with a loss recognized by the fund. As of June 30, 2010, the investment carries a market value to book value ratio of 82.43%, a weighted average underlying investment credit rating of A+ and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities and management has therefore concluded that the fund experienced no further OTTI in the six months ended June 30, 2010.

Trust preferred securities are comprised of two pooled trust preferreds with an amortized cost of $5.6 million, one of which is rated A and the other is rated CC at June 30, 2010, a downgrade from BB at December 31, 2009. During 2009, the Company recorded a credit related impairment of $581,000 on the CC rated pooled trust preferred security based on a cash flow analysis and a subsequent credit related impairment of $552,000 during the second quarter ending June 30, 2010 as discussed above. The remaining $42.6 million of trust preferred securities are comprised of twelve “individual names” issues with the following

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

ratings: $15.6 million rated A to A-, $14.6 million rated BBB- to BBB+ and $12.4 million rated BB. The unrealized losses reported for trust preferred securities relate to the financial and liquidity stresses in the fixed income markets and in the banking sector and are not reflective of individual stresses in the individual company names. The ratings on all of the issues with the exception of the CC rated pooled security have improved or remained the same since December 31, 2009. Additionally, there have not been any disruptions in the cash flows of these securities and all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferreds and the “individual names” trust preferred equity securities was completed by management. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management reviewed the above factors and issuer specific data and concluded that after the OTTI loss recorded on the CC rated pooled trust preferred security, these securities are not other-than-temporarily impaired.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2010	2009	2010	2009

Balance, beginning of period	$1,397	$-	$1,397	$-
Additions:
Initital credit impairments which were not previously recognized
as a component of earnings	-	626	-	626
Subsequent credit impairments	552	-	552	-
Reductions:
Securities sold	-	-	-	-

Balance, end of period	$1,949	$626	$1,949	$626

As of June 30, 2010, the amortized cost and fair values of debt securities and short-term obligations, by contractual maturity, are shown below. Expected maturities may differ from contracted maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value

June 30, 2010
Due in one year or less	$119,165	$118,380	$2,565	$2,606
Due after one year through five years	98,465	101,345	6,170	6,438
Due after five years through ten years	212,813	215,966	-	-
Due after ten years	50,771	37,311	1,000	1,000

Residential mortgage-backed securities	1,841,910	1,921,536	313,520	325,692

Total debt securities	$2,323,124	$2,394,538	$323,255	$335,736

Securities with a fair value of $772.8 million and $673.8 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank of Boston (“FHLB”) borrowings.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents information related to realized gains and losses on sales of securities available for sale during the three and six months ended June 30, 2010 and 2009.

	Debt Securities		Equity Securities

	Three Months Ended June 30,

(In thousands)	2010	2009	2010	2009

Realized gains	$750	$2,243	$-	$-
Realized losses	-	-	-	-

	Debt Securities		Equity Securities

	Six Months Ended June 30,

(In thousands)	2010	2009	2010	2009

Realized gains	$750	$4,142	$-	$-
Realized losses	-	33	-	-

4.	Loans

	The composition of the Company’s loan portfolio is as follows:

		June 30,	December 31,
	(In thousands)	2010	2009

	Residential real estate	$2,472,730	$2,382,514
	Commercial real estate	1,192,934	1,100,880
	Construction
	Residential	18,431	13,789
	Commercial	68,884	132,370
	Commercial business	473,329	411,211
	Consumer
	Home equity and equity lines of credit	687,635	705,673
	Other	14,428	15,608

	Total consumer	702,063	721,281

	Total loans	4,928,371	4,762,045
	Allowance for loan losses	(54,945)	(52,463)

	Total loans, net	$4,873,426	$4,709,582

As of June 30, 2010 and December 31, 2009, the Company’s residential real estate loan, residential construction loan, home equity loan and equity lines of credit portfolios are collateralized by one-to-four family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan and commercial construction portfolios are collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, plant and equipment, collateralize the majority of the commercial business loan portfolio. The Company does not originate or directly invest in subprime loans.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Allowance for Loan Losses

The following table provides a summary of activity in the allowance for loan losses for the periods presented:

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,

(In thousands)	2010	2009	2010	2009

Balance at beginning of period	$54,164	$50,635	$52,463	$49,911
Provisions charged to operations	5,500	5,000	10,300	9,100
Charge-offs
Residential real estate loans	1,293	990	2,345	1,489
Commercial real estate loans	1,244	1,493	1,994	1,996
Commercial construction loans	832	264	953	2,046
Commercial business loans	1,459	1,346	2,406	2,151
Consumer loans	213	254	533	413

Total charge-offs	5,041	4,347	8,231	8,095

Recoveries
Residential real estate loans	8	103	11	137
Commercial real estate loans	-	-	-	-
Commercial construction loans	-	-	-	-
Commercial business loans	276	84	321	291
Consumer loans	38	27	81	158

Total recoveries	322	214	413	586

Net charge-offs	4,719	4,133	7,818	7,509

Balance at end of period	$54,945	$51,502	$54,945	$51,502

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

The following table provides a summary of nonperforming assets for the periods presented:

	June 30,	December 31,
(In thousands)	2010	2009

Nonaccrual loans	$68,295	$50,507
Other real estate owned	2,648	3,705

Total nonperforming assets	$70,943	$54,212

Troubled debt restructured loans included in nonaccrual loans above	$4,073	$3,294

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

5.	Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets are summarized as follows:

			Total
		Identifiable	Identifiable
		Intangible	Intangible
(In thousands)	Goodwill	Assets	Assets

Balance, December 31, 2008	$527,167	$43,860	$43,860
Amortization expense	-	(8,501)	(8,501)

Balance, December 31, 2009	527,167	35,359	35,359
Amortization expense	-	(3,905)	(3,905)

Balance, June 30, 2010	$527,167	$31,454	$31,454

Estimated amortization expense for the year ending:
Remaining 2010		$3,904	$3,904
2011		7,556	7,556
2012		7,556	7,556
2013		7,461	7,461
2014		3,617	3,617
2015		982	982
Thereafter		378	378

The Company completed its annual test for goodwill impairment during the first quarter of 2010 and no impairment charge was deemed necessary. There have been no impairments recorded for goodwill and identifiable intangible assets since inception.

The components of identifiable intangible assets are core deposit and customer relationships and had the following balances at June 30, 2010:

	Original		Balance
	Recorded	Cumulative	June 30,
(In thousands)	Amount	Amortization	2010

Core deposit and customer relationships	$86,908	$55,454	$31,454

6.	Other Assets

Selected components of other assets are as follows:

	June 30,	December 31,
(In thousands)	2010	2009

Deferred tax asset, net	$5,433	$14,078
Accrued interest receivable	32,106	33,078
Investments in limited partnerships and other investments	9,858	8,003
Receivables arising from securities transactions	13,227	14,165
Prepaid FDIC assessments	22,584	26,001
All other	24,689	18,616

Total other assets	$107,897	$113,941

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

7.	Deposits

A summary of deposits by account type is as follows:

	June 30,	December 31,
(In thousands)	2010	2009

Savings	$1,798,881	$1,817,787
Money market	915,510	790,453
NOW	406,069	400,176
Demand	568,414	534,180
Time	1,447,872	1,481,446

Total deposits	$5,136,746	$5,024,042

8.	Borrowings

The following is a summary of the Company’s borrowed funds:

		December 31,
(In thousands)	June 30, 2010	2009

FHLB advances (1)	$1,900,561	$1,755,533
Repurchase agreements	100,951	112,095
Mortgage loans payable	1,085	1,165
Junior subordinated debentures issued to affiliated trusts (2)	21,135	21,135

Total borrowings	$2,023,732	$1,889,928

(1)

Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $2.4 million and $3.1 million at June 30, 2010 and December 31, 2009, respectively. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining terms using the level yield method.

(2)

The trusts were organized to facilitate the issuance of "trust preferred" securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. ("Westbank"). The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

FHLB advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible investment securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. Investment securities currently maintained as collateral are all U.S. Agency mortgage-backed securities. At June 30, 2010 and December 31, 2009, the Bank was in compliance with the FHLB collateral requirements. At June 30, 2010, the Company could immediately borrow an additional $315.5 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity of approximately $1.53 billion would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $101.3 million as of June 30, 2010, all of which was available on that date. Repurchase agreements with commercial or municipal customers or dealer/brokers are secured by the Company’s investment in specific issues of agency mortgage-backed securities and agency obligations of $38.6 million and $92.6 million, respectively, as of June 30, 2010. Repurchase agreement lines of credit with four large broker-dealers totaled $200.0 million at June 30, 2010, with availability of $175.0 million. At June 30, 2010, all of the Company’s $1.90 billion outstanding FHLB advances were at fixed rates ranging from 0.22% to 8.17%. The weighted average rate for all FHLB advances at June 30, 2010 was 3.35%.

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

The following table presents the amount of net periodic pension cost for the three months ended June 30, 2010 and 2009.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2010	2009	2010	2009	2010	2009

Service cost - benefits earned during the period	$853	$809	$139	$112	$62	$55
Interest cost on projected benefit obligation	1,471	1,430	173	194	80	89
Expected return on plan assets	(1,693)	(1,741)	-	-	-	-
Amortization:
Transition	-	-	-	-	13	13
Prior service cost	14	13	2	2	-	-
Loss (gain)	324	204	-	-	(40)	(43)

Net periodic benefit cost	$969	$715	$314	$308	$115	$114

The following table presents the amount of net periodic pension cost for the six months ended June 30, 2010 and 2009.

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2010	2009	2010	2009	2010	2009

Service cost - benefits earned during the period	$1,706	$1,617	$278	$225	$123	$109
Interest cost on projected benefit obligation	2,943	2,861	346	389	160	179
Expected return on plan assets	(3,386)	(3,482)	-	-	-	-
Amortization:
Transition	-	-	-	-	26	26
Prior service cost	27	26	3	3	-	-
Loss (gain)	648	408	-	-	(80)	(86)

Net periodic benefit cost	$1,938	$1,430	$627	$617	$229	$228

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

At June 30, 2010, the loan had an outstanding balance of $96.3 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three and six months ended June 30, 2010 was approximately $759,000 and $1.5 million. The ESOP compensation expense for the three and six months ended June 30, 2009 was approximately $779,000 and $1.5 million. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of June 30, 2010 were as follows:

Shares released for allocation	1,536,437
Unreleased shares	5,918,125

Total ESOP shares	7,454,562

Market value of unreleased shares at June 30, 2010 (in thousands)	$66,342

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

10.	Stock-Based Compensation

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

The LTCP allows for the issuance of up to 11.4 million Options or Stock Appreciation Rights and up to 4.6 million Stock Awards or Performance Awards. As of June 30, 2010, a mix of stock options, restricted stock and performance-based restricted shares were awarded to employees.

Option Awards

Options awarded to date are for a term of ten years and total approximately 10.0 million shares. The majority of these options were awarded on the original award date of June 17, 2005 and these 2005 option awards had the following vesting schedule: 40% vested at year-end 2005 and 20% vested at year-end 2006, 2007 and 2008, respectively. Subsequent awards have vesting periods of either three or four years. The Company assumed a 2.9% average forfeiture rate on options granted subsequent to June 17, 2005 as the majority of the options were awarded to senior level management. Compensation expense recorded on options for the three and six months ended June 30, 2010 was $133,000 and $249,000, respectively, or after tax expense of approximately $86,000 and $160,000, respectively. Compensation expense for the three and six months ended June 30, 2009 was $78,000 and $132,000, respectively, or after tax expense of approximately $50,000 and $86,000, respectively, was recorded. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense in future periods.

Options to purchase 407,068 shares and 411,130 shares were granted to employees during the six months ended June 30, 2010 and June 30, 2009, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $2.10 and $2.37 per share for the options which were granted in 2010 and 2009, respectively. The weighted-average assumptions for the six months ended June 30, 2010 and 2009 are presented in the following table.

	2010	2009

Risk-free interest rate	2.60%	2.63%
Expected dividend yield	2.37%	2.15%
Expected volatility	19.82%	19.31%
Expected life (years)	6.25	6.25

A summary of option activity as of June 30, 2010 and changes during the period ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	7,884,801	$14.30
Granted	407,068	11.80
Exercised	-	-
Forfeited/cancelled	(22,985)	12.94
Expired	(566,164)	14.39

Options outstanding at June 30, 2010	7,702,720	$14.16	5.54	$16

Options exercisable at June 30, 2010	6,829,861	$14.38	5.07	$-

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the nonvested options during the six months ended June 30, 2010.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2010	631,154	$2.38
Granted	407,068	2.10
Vested	(142,378)	2.36
Forfeited / Cancelled	(22,985)	2.34

Nonvested at June 30, 2010	872,859	$2.26

Restricted Stock and Performance-Based Restricted Stock Awards

To date, approximately 4.0 million shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and these 2005 awards have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards have vesting schedules of three years, four years, or cliff vest after three years. During the six months ended June 30, 2010, the Company granted approximately 252,000 restricted stock awards.

Performance-based restricted stock shares were awarded to executive management and other key members of senior management during 2010. The vesting for these performance-based awards is conditional upon fulfillment of a market condition and on meeting a service period requirement. The actual number of performance shares to be earned will be based on performance criteria over a three-year performance period which began May 28, 2010 and ending May 31, 2013. Performance shares vest based on total shareholder return (“TSR”) (defined as share price appreciation from the beginning of the performance period to the end of the performance period, plus the total dividends paid on the common stock during the period) for the group of banks and thrifts listed on the SNL Thrift Index versus the Company’s TSR (the “TSR Percentage”). The performance shares, if earned, will vest on May 31, 2013. A simulation model was used to provide a grant date fair value for the performance-based shares. Expense for the performance-based awards is recognized based on the probability of attaining the performance targets and over the service period similar to the recognition of the expense associated with the other restricted stock awards that only have a service condition.

Total compensation expense for the three months ended June 30, 2010 and 2009 was approximately $1.7 million and $1.2 million or after tax expense of approximately $1.3 million and $946,000 million, respectively. For the six months ended June 30, 2010 and 2009, compensation expense was $3.2 million and $2.9 million or after tax expense of approximately $2.5 million and $2.2 million was recorded. The Company anticipates that it will record expense of approximately $7.0 million, $5.6 million and $1.5 million and $389,000 in calendar years 2010 through 2013, respectively. Under the terms of the LTCP, additional awards are likely to be granted, which will increase the amount of expense recognized in future periods.

The following table summarizes the nonvested restricted stock and performance-based restricted stock awards during the six months ended June 30, 2010.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2010	1,225,063	$14.37
Granted	251,795	13.44
Vested	(394,747)	14.29
Forfeited / Cancelled	(57,643)	14.51

Nonvested at June 30, 2010	1,024,468	$14.17

11.	Income Taxes

The Company has transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities and excess tax benefits related to stock awards. Deferred taxes charged to goodwill were in connection with prior acquisitions. The Company had a net deferred tax asset of $5.4 million and $14.1 million at June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010 and December 31, 2009, the Company has a valuation allowance of $1.1 million and $1.5 million, respectively, for the tax effect of capital loss carryforwards associated with realized and unrealized capital losses on capital

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

assets, of which $434,000 and $462,000, respectively, was recorded as an adjustment to other comprehensive income and the remainder had an effect on continuing operations.

The components of income tax expense are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2010	2009	2010	2009

Current tax expense
Federal	$10,453	$5,826	$15,916	$11,326
State	275	136	422	324

Total current	10,728	5,962	16,338	11,650

Deferred tax expense, net of valuation reserve
Federal	(2,447)	(257)	(493)	240
State	(55)	-	(11)	-

Total deferred	(2,502)	(257)	(504)	240

Total income tax expense	$8,226	$5,705	$15,834	$11,890

The allocation of changes in net deferred tax assets involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2010	2009	2010	2009

Deferred tax asset allocated to:
Stockholders’ equity, tax effect of net unrealized gain on investment securities available for sale, net of valuation allowance	$11,270	$3,344	$9,149	$8,521
Reclass as a result of adoption of new OTTI accounting pronouncement		578		578
Income	(2,502)	(257)	(504)	240

Total change in deferred tax assets, net	$8,768	$3,665	$8,645	$9,339

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

Included in the balance at June 30, 2010 is $400,000 of tax positions for which the ultimate deductibility is highly uncertain and for which the disallowance of the tax position would affect the annual effective tax rate. The Company anticipates that $140,000 of the unrecognized tax benefits will reverse in the next twelve months due to statute expirations. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2010, the Company has accrued approximately $420,000 in interest and penalties.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2006. In the third quarter of 2008, the IRS commenced an examination of the 2006 and 2007 tax years for Westbank. As of June 30, 2010, the IRS has completed their audit and they have communicated that there are no adjustments to Westbank’s tax returns for the audited tax years. In the second quarter of 2009, the IRS commenced an examination of the 2006 and 2007 tax years for the Company. As of June 30, 2010, the IRS has not proposed any significant adjustments to the Company’s tax returns for these tax years.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

The table below summarizes the Company’s commitments and contingencies discussed above.

	June 30,	December 31,
(In thousands)	2010	2009

Loan origination commitments	$248,918	$146,369
Unadvanced portion of construction loans	52,401	40,700
Standby letters of credit	12,580	6,587
Unadvanced portion of lines of credit	679,105	608,854

Total commitments	$993,004	$802,510

Other Commitments

As of June 30, 2010 and December 31, 2009, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $1.4 million which constitutes the Company’s maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

At June 30, 2010, mortgage loans held for sale pursuant to forward loan sale commitments had a fair value of $11.7 million, which includes a positive fair value adjustment of $132,000. For the three and six months ended June 30, 2010, gains from fair value changes of $182,000 and $353,000, respectively, and for the three and six months ended June 30, 2009, losses from fair value changes of $712,000 and $581,000, respectively were recorded in non-interest income as mortgage origination activity and loan sale income.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1 and Level 2 measurements during the quarter ended June 30, 2010.

	June 30, 2010

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale
Marketable equity securities	$8,779	$1,279	$7,500	$-
Bonds and obligations	426,170	401,172	24,998	-
Auction rate certificates	12,050	-	-	12,050
Trust preferred equity securities	34,782	-	28,240	6,542
Residential mortgage-backed securities	1,921,536	-	1,921,536	-

Total Securities Available for Sale	$2,403,317	$402,451	$1,982,274	$18,592

Mortgage Loans Held for Sale	11,744	-	11,744	-
Mortgage Loan Derivative Assets	601	-	601	-
Mortgage Loan Derivative Liabilities	(504)	-	(504)	-

	December 31, 2009

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale
Marketable equity securities	$8,783	$1,283	$7,500	$-
Bonds and obligations	222,078	196,060	26,018	-
Auction rate certificates	24,795	-	-	24,795
Trust preferred equity securities	33,296	-	27,924	5,372
Residential mortgage-backed securities	2,038,903	-	2,038,903	-

Total Securities Available for Sale	$2,327,855	$197,343	$2,100,345	$30,167

Mortgage Loans Held for Sale	12,908	-	12,908	-
Mortgage Loan Derivative Assets	495	-	495	-
Mortgage Loan Derivative Liabilities	(75)	-	(75)	-

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value.

	Securities Available for Sale

	For the three months ended		For the six months ended
	June 30,		June 30,

(In thousands)	2010	2009	2010	2009

Balance at beginning of period	$25,056	$28,543	$30,167	$26,626
Transfer into Level 3	-	-	-	-
Total gains (losses) - (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	3,703	(772)	3,960	1,159
Settlements	(10,150)	-	(15,500)	-
Discount accretion	4	4	8	7
Principal payments	(21)	(74)	(43)	(91)

Balance at end of period	$18,592	$27,701	$18,592	$27,701

The following is a description of the valuation methodologies used for instruments measured at fair value.

Securities Available for Sale: Included in the available for sale category are both debt and equity securities. The Company utilizes Interactive Data Corp., a third-party, nationally-recognized pricing service (“IDC”) to estimate fair value measurements for 99.2% of this portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things, but these prices are not binding quotes. The fair value prices on all investment securities are reviewed for reasonableness by management through an extensive process. This review process was implemented to determine any unusual market price fluctuations and the analysis includes changes in the LIBOR / swap curve, the treasury curve, mortgage rates and credit spreads as well as a review of the securities inventory list which details issuer name, coupon and maturity date. The review resulted in no adjustments to the IDC pricing as of June 30, 2010. Also, management assessed the valuation techniques used by IDC based on a review of their pricing methodology to ensure proper hierarchy classifications. The Company’s Level 3 available for sale debt securities include auction rate certificates, a pooled trust preferred security and an individual named trust preferred security which were valued through means other than quoted market prices due to the fact that these securities were not priced by the pricing service. The fair value for these securities are based on Level 3 inputs in accordance with FASB ASC 820.

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

•

Auction Rate Certificates: The Company owns auction rate certificates which are pools of government guaranteed student loans issued by state student loan departments. Due to the lack of liquidity in the auction rate market, the Company had been obtaining a price from the market maker that factored in credit risk and liquidity premiums to determine a current fair value market price. At June 30, 2010, these securities were priced at par as the Company tendered its three remaining positions to the underwriter at par as part of their 2008 settlement agreement. The auction rate certificates fall into the classification of Level 3 within the fair value hierarchy. These securities were not priced by the pricing service.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

•

Trust preferred equity securities: Included in this category are two pooled trust preferred securities and “individual name” trust preferred securities of financial companies. One of the pooled trust preferred securities of $2.8 million and an individual name trust preferred security of $3.7 million are not priced by IDC, both of which are classified within Level 3 of the valuation hierarchy. The remaining securities are at Level 2 and are priced by IDC based upon matrix pricing factoring in observable benchmark yields and issuer spreads. The Company calculates the fair value of the Level 3 pooled trust preferred security based on a cash flow methodology that uses the Bloomberg A rated bank yield curve to discount the current expected cash flows. In order to derive the fair value of the individual name security, the Company uses the Bloomberg A rated insurance yield curve to discount the current expected cash flows. Additionally, the low level of the three month LIBOR rate, the general widening of credit spreads compared to when these securities were purchased and the reduced level of liquidity in the fixed income markets, were all factors in the determination of the current fair value market price.

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

Derivatives: Derivative instruments related to loans held for sale are carried at fair value. Fair value is determined through quotes obtained from actively traded mortgage markets. Any change in fair value for rate lock commitments to the borrower is based upon the change in market interest rates between making the rate lock commitment and the measurement date and, for forward loan sale commitments to the investor, is based upon the change in market interest rates from entering into the forward loan sales contract and the measurement date. Both the rate lock commitments to the borrowers and the forward loan sale commitments to investors are derivatives pursuant to the requirements of FASB ASC 815-10, however, the Company has not designated them as hedging instruments. Accordingly, they are marked to fair value through earnings.

At June 30, 2010, the effects of fair value measurements for interest rate lock commitment derivatives and forward loan sale commitments were as follows (mortgage loans held for sale are shown for informational purposes only):

	June 30, 2010

	Notional or
	Principal	Fair Value
(In thousands)	Amount	Adjustment

Rate Lock Commitments	$36,212	$601
Forward Sales Commitments	45,214	(504)
Mortgage Loans Held for Sale	11,612	132

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables detail the financial instruments carried at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	June 30, 2010

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$1,825	$-	$-	$1,825
Other Real Estate Owned	2,648	-	-	2,648
Impaired Loans	19,502	-	-	19,502

	December 31, 2009

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$2,063	$-	$-	$2,063
Other Real Estate Owned	3,705	-	-	3,705
Impaired Loans	16,733	-	-	16,733

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

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009

	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amounts	Fair Value	Amounts	Fair Value

Financial Assets
Cash and due from banks	$97,693	$97,693	$96,927	$96,927
Short-term investments	20,000	20,000	50,000	50,000
Investment securities	2,726,572	2,739,053	2,568,621	2,580,186
Loans held for sale	13,362	13,362	14,659	14,659
Loans, net	4,873,426	4,923,384	4,709,582	4,779,888
Federal Home Loan Bank of Boston stock	120,821	120,821	120,821	120,821
Accrued income receivable	32,106	32,106	33,078	33,078
Derivative assets	601	601	495	495
Financial Liabilities
Interest and non-interest bearing checking, savings and money market accounts	$3,688,874	$3,688,874	$3,542,774	$3,542,774
Time deposits	1,447,872	1,472,018	1,481,446	1,498,126
Borrowed funds	2,023,732	2,059,039	1,889,928	1,919,918
Derivative liabilities	504	504	75	75

14.	Derivative Financial Instruments

The Company accounts for derivatives in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheets at their fair values. The Company does not enter into derivative transactions for speculative purposes, does not have any derivatives designated as hedging instruments, nor is party to a master netting agreement as of June 30, 2010.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the Company’s derivative positions at June 30.

	2010		2009

	Notional or		Notional or
	Principal	Fair Value	Principal	Fair Value
(In thousands)	Amount	Adjustment (1)	Amount	Adjustment (1)

Interest Rate Lock Commitments	$36,212	$601	$41,112	$65
Forward Sales Commitments	45,214	(504)	91,827	1,042

(1) An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

The following two tables present the fair values of the Company’s derivative instruments and their effect on the Statement of Income:

Fair Values of Derivative Instruments

		Asset Derivatives			Liability Derivatives

		June 30,	December 31,		June 30,	December 31,
		2010	2009		2010	2009
	Balance Sheet			Balance Sheet
(In thousands)	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments
Interest rate contracts	Other Assets	$601	$495	Other Liabilities	$504	$75

Total derivatives not designated as hedging instruments		$601	$495		$504	$75

Effect of Derivative Instruments on the Statement of Income
		For the Three		For the Six
		Months Ended		Months Ended
		June 30,		June 30,

		2010	2009	2010	2009

		Amount of Gain or (Loss)		Amount of Gain or (Loss)
	Location of Gain or (Loss) Recognized	Recognized in Income on		Recognized in Income on
(In thousands)	in Income on Derivatives	Derivatives		Derivatives

Derivatives not designated as hedging instruments
Interest rate contracts	Non-interest income	$(130)	$807	$(323)	$1,107

Total derivatives not designated as hedging instruments		$(130)	$807	$(323)	$1,107

15.	Stockholders’ Equity

At June 30, 2010 and December 31, 2009, stockholders’ equity amounted to $1.46 billion and $1.43 billion, respectively, representing 16.8% and 17.0% of total assets, respectively. The Company paid cash dividends totaling $0.14 per share on common stock during the six months ended June 30, 2010.

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

Treasury Shares

Share Repurchase Plan
On January 31, 2006, the Company’s Board of Directors authorized a repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 8,578,062 million shares of common stock at a weighted average price of $12.80 per share as of June 30, 2010. During 2010, there were approximately 882,000 shares repurchased. There is no set expiration date for this repurchase plan.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Other

Upon vesting of shares under the Company’s benefit plans, plan participants may choose to have the Company withhold a number of shares necessary to satisfy tax withholding requirements. The withheld shares are classified as treasury shares by the Company. For the six months ended June 30, 2010, approximately 89,000 shares were returned to the Company for this purpose.

Regulatory Capital

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At June 30, 2010, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
June 30, 2010
Tier 1 Capital (to Average Assets)	$775,050	9.7%	$320,203	4.0%	$400,253	5.0%
Tier 1 Capital (to Risk Weighted Assets)	775,050	17.3	179,064	4.0	268,596	6.0
Total Capital (to Risk Weighted Assets)	830,084	18.5	358,128	8.0	447,660	10.0

December 31, 2009
Tier 1 Capital (to Average Assets)	$734,951	9.3%	$317,623	4.0%	$397,029	5.0%
Tier 1 Capital (to Risk Weighted Assets)	734,951	16.7	176,043	4.0	264,064	6.0
Total Capital (to Risk Weighted Assets)	787,510	17.9	352,085	8.0	440,107	10.0

NewAlliance Bancshares, Inc.
June 30, 2010
Tier 1 Capital (to Average Assets)	$895,079	11.2%	$320,554	4.0%	$400,693	5.0%
Tier 1 Capital (to Risk Weighted Assets)	895,079	20.0	179,375	4.0	269,063	6.0
Total Capital (to Risk Weighted Assets)	950,113	21.2	358,750	8.0	448,438	10.0

December 31, 2009
Tier 1 Capital (to Average Assets)	$878,553	11.1%	$318,072	4.0%	$397,590	5.0%
Tier 1 Capital (to Risk Weighted Assets)	878,553	19.9	176,422	4.0	264,633	6.0
Total Capital (to Risk Weighted Assets)	931,113	21.1	352,844	8.0	441,055	10.0

16.	Other Comprehensive Income

The following table presents the components of other comprehensive income and the related tax effects for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands)	2010	2009	2010	2009

Net income	$16,273	$10,108	$32,706	$21,698
Other comprehensive income, before tax
Unrealized gains on securities
Unrealized holding gains, arising during the period	31,446	15,321	25,525	31,446
Reclassification adjustment for gains, included in net income	(198)	(1,617)	(198)	(3,483)
Non-credit unrealized loss on other-than-temporarily impaired debt securities	-	(1,896)	-	(1,896)
Credit related other than temporary realized loss transferred out of other comprehensive income	522	-	522	-

Other comprehensive income, before tax	31,770	11,808	25,849	26,067
Income tax expense, net of valuation allowance	(11,270)	(3,922)	(9,149)	(9,099)

Other comprehensive income, net of tax	20,500	7,886	16,700	16,968

Comprehensive income	$36,773	$17,994	$49,406	$38,666

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

17.	Earnings Per Share

The following table includes the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2010	2009	2010	2009

Net income	$16,273	$10,108	$32,706	$21,698
Average common shares outstanding for basic EPS	98,781	99,278	98,900	99,266
Effect of dilutive stock options and unvested stock awards	79	33	37	44

Average common and common-equivalent shares for dilutive EPS	98,860	99,311	98,937	99,310
Net income per common share:
Basic	$0.16	$0.10	$0.33	$0.22
Diluted	0.16	0.10	0.33	0.22

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

•	Adverse changes may occur in the securities markets impacting the value of NewAlliance’s investments;
•	Competitive pressures among depository and other financial institutions may increase significantly and may decrease the profit margin associated with its business;
•	Recent government initiatives including the Dodd-Frank Wall Street Reform and Consumer Protection Act is expected to have an effect on the financial services industry;
•	Other legislative or regulatory changes, changes in accounting standards and FDIC initiatives, may adversely affect the businesses in which NewAlliance is engaged;
•	Local, state or federal taxing authorities may take tax positions that are adverse to NewAlliance;
•	Expected cost savings associated with completed mergers may not fully be realized or realized within expected time frames;
•	Deposit attrition, customer loss or revenue loss following completed mergers may be greater than expected;
•	Competitors of NewAlliance may have greater financial resources and develop products that enable them to compete more successfully than NewAlliance;
•	Costs or difficulties related to the integration of acquired businesses may be greater than expected; and
•	Unfavorable changes related to economic stress and dislocation may impact the Company’s vendors, counter-parties, and other entities on which the company has a dependence.

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

Our Business

General

By assets, NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.71 billion and stockholders’ equity of $1.46 billion at June 30, 2010. Its business philosophy is to operate as a community bank with local decision-making authority. NewAlliance delivers financial services to individuals, families and businesses throughout Connecticut and Western Massachusetts through its 88 banking offices, 104 ATMs and internet website (www.newalliancebank.com). NewAlliance common stock is traded on the New York Stock Exchange under the symbol “NAL”.

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

Regulatory Considerations

NewAlliance and its subsidiaries are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission and the Financial Industry Regulatory Authority (“FINRA”). Please refer to

NewAlliance’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

NewAlliance is also subject to recent government initiatives. In July the U.S. Senate passed and the President signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act. Although NewAlliance’s asset size is below the threshold for some of the new reforms such as regulation by the Consumer Financial Protection Bureau and the Durbin Amendment on interchange fees, the legislation could have a significant effect on the Company. The change in the FDIC assessment formula will probably be neutral for the Company and, in addition to being compliant with existing rules for corporate governance and executive compensation practices, the Company is also already in compliance with many of the new rules. NewAlliance would be subject to any new rules written by the CFPB governing all banks and compliance costs are expected to rise. The Company will continue to analyze the impact of this act as more information becomes available. Until such time, the Company is unable to fully analyze the impact that the act will have on its financial results.

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

Operating Results

Executive Overview

Earnings for the second quarter of 2010 were $16.3 million, or $0.16 per diluted share, compared to $10.1 million, or $0.10 per diluted share, for the second quarter in 2009. For the six months ended June 30, 2010 and 2009 the Company recorded earnings of $32.7 million, or $0.33 per diluted share, and $21.7 million, or $0.22 per diluted share, respectively. Continued core business momentum has been driven by diversified loan growth, deposit growth and a decrease in the cost of funds, in tandem with solid asset quality and disciplined expense control.

The Company’s momentum in 2010 has also been incremently accentuated by a second quarter gain on a limited partnership investment of $2.6 million, or $1.7 million net of tax, and a gain of $2.6 million from the receipt of tax-exempt life insurance proceeds in the first quarter. Excluding these two items, earnings for the second quarter would have been $14.6 million, or $0.15 per diluted share and $28.4 million, or $0.29 per diluted share for the six months ended June 30, 2010. The gain in limited partnerships was primarily related to an underlying investment in one of the partnerships which completed an initial public offering in June.

The Company’s net interest margin for the three months ended June 30, 2010 was 3.02%, an increase of 39 basis points over the prior year quarter of 2.63%. The net interest margin for the six months ended June 30, 2010 was 2.99% compared to 2.60% for the same period in 2009. The general year over year trends impacting the margin from the first quarter continued in the second quarter, which includes growth in the average balance of interest-earning assets and reductions in the Company’s cost of funds, particularly deposits. The reduction in the cost of funds has been the foremost driver of the increase in net interest income and the margin, mainly due to repricing or maturing of interest-bearing liabilities outpacing interest-earning assets and the change in the mix of deposits from higher cost time deposits to core deposits. For both the current quarter and year-to-date periods, the average cost of deposits and borrowings has declined by more than double that of the decline in the average yield earned on interest-earning assets. A sustained period of low interest rates is anticipated, therefore, as interest-earning assets continue to originate or reprice downward, the net interest margin could be adversely affected.

The asset quality of our loan portfolio has remained strong even as the leading economic indicators have provided mixed results as evidenced in part by the continued high unemployment and foreclosure rates throught the country. The Company has been adversely impacted by these trends but not to the severity experienced nationally. The allowance for loan losses to total loans ratio was 1.11% and 1.10% and the ratio of nonperforming loans to total loans was 1.39% and 1.06% at June 30, 2010 and December 31, 2009, respectively. Net charge-offs for the three months ended June 30, 2010 were $4.7 million, or 0.39% of total average loans compared to $4.1 million, or 0.33% of average loans for the quarter ended June 30, 2009. For the six months ended June 30, 2010 and 2009, net charge-offs were $7.8 million and $7.5 million, respectively, and as a percent to total average loans were 0.33% and 0.30%, respectively. A provision for loan losses of $5.5 million was recorded for the current quarter compared to $5.0 million for the quarter ended June 30, 2009.

The Company’s balance sheet growth has been due in part to targeted marketing efforts. Total loans increased from December 31, 2009 by $166.3 million primarily due to residential real estate and commercial business loans increasing $94.9 million and $62.1 million, respectively. The Company had record loan originations of $534.9 million and has originated a portion of loans for portfolio versus for sale higher than the prior year period. The increase in commercial business loans was primarily due to the Company’s asset-based lending business which began in the fourth quarter of 2009 and has begun to intensify. Core deposit generation also continues to be strong for the Company, increasing $146.3 million from December 31, 2009. Total deposits increased $112.7 million from year-end 2009.

The Company is also very focused on disciplined expense control. Non-interest expense for the three months ended June 30, 2010 declined approximately $800,000 from the 2009 comparative period and increased $1.0 million for the six months ended June 30, 2010. Non-interest expense as a percentage of average assets was 2.04% and 2.02% for the three and six months ended June 30, 2010, respectively. Included in these periods were due diligence related expenses of approximately $500,000. For the past three fiscal years, the Company’s ratio has been either 2.03% or 2.04%, demonstrating our expense disclipline.

NewAlliance will be aggressive in pursuing its strategic goals while practicing prudent risk management to achieve continued positive business momentum and success.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except share data)	2010	2009	2010	2009

Condensed Income Statement
Interest and dividend income	$87,061	$94,082	$174,461	$188,837
Interest expense	29,320	44,155	61,078	90,917

Net interest income before provision for loan losses	57,741	49,927	113,383	97,920
Provision for loan losses	5,500	5,000	10,300	9,100

Net interest income after provision for loan losses	52,241	44,927	103,083	88,820
Non-interest income	15,886	15,291	31,285	29,554
Operating expenses	43,628	44,405	85,828	84,786

Income before income taxes	24,499	15,813	48,540	33,588
Income tax provision	8,226	5,705	15,834	11,890

Net income	$16,273	$10,108	$32,706	$21,698

Weighted average shares outstanding
Basic	98,780,567	99,278,162	98,899,821	99,266,268
Diluted	98,859,822	99,310,611	98,936,601	99,309,719
Earnings per share
Basic	$0.16	$0.10	$0.33	$0.22
Diluted	0.16	0.10	0.33	0.22

Financial Ratios
Return on average assets (1)	0.76%	0.47%	0.77%	0.51%
Return on average equity (1)	4.49	2.89	4.53	3.12
Net interest margin (1)	3.02	2.63	2.99	2.60
Dividend payout ratio	43.75	70.00	42.42	63.64
Average equity to average assets ratio	16.91	16.39	16.99	16.48

Non-GAAP Ratios
Efficiency ratio (2)	61.05	69.65	60.20	67.72
Tangible common equity ratio (3)	11.11	10.49	11.11	10.49

Per share data
Book value per share	$13.93	$13.18	$13.93	$13.18
Tangible book value per share	8.62	7.87	8.62	7.87

(1)	Annualized.
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

Table 2: Average Balance Sheets for the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,

	2010			2009

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,431,315	$29,589	4.87%	$2,542,771	$33,782	5.31%
Commercial real estate	1,269,942	18,662	5.88	1,207,563	17,448	5.78
Commercial business	434,904	5,591	5.14	443,738	5,527	4.98
Consumer	707,878	7,946	4.49	743,531	8,596	4.62

Total loans	4,844,039	61,788	5.10	4,937,603	65,353	5.29
Fed funds sold and other short-term investments	73,736	34	0.18	65,684	116	0.71
Federal Home Loan Bank of Boston stock	120,821	-	-	120,821	-	-
Securities	2,609,442	25,239	3.87	2,482,036	28,613	4.61

Total securities, short-term investments
and federal home loan bank stock	2,803,999	25,273	3.61	2,668,541	28,729	4.31

Total interest-earning assets	7,648,038	$87,061	4.55%	7,606,144	$94,082	4.95%
Non-interest earning assets	924,626			925,389

Total assets	$8,572,664			$8,531,533

Interest-bearing liabilities
Deposits
Money Markets	$933,663	$2,291	0.98%	$508,796	$2,163	1.70%
NOW	390,424	238	0.24	368,666	261	0.28
Savings	1,802,266	2,756	0.61	1,769,134	6,661	1.51
Time	1,411,178	7,179	2.03	1,604,027	12,192	3.04

Total interest-bearing deposits	4,537,531	12,464	1.10	4,250,623	21,277	2.00
Repurchase agreements	98,885	342	1.38	140,269	389	1.11
FHLB advances and other borrowings	1,847,531	16,514	3.58	2,135,450	22,489	4.21

Total interest-bearing liabilities	6,483,947	29,320	1.81%	6,526,342	44,155	2.71%
Non-interest-bearing demand deposits	559,250			512,167
Other non-interest-bearing liabilities	79,788			94,840

Total liabilities	7,122,985			7,133,349
Equity	1,449,679			1,398,184

Total liabilities and equity	$8,572,664			$8,531,533

Net interest-earning assets	$1,164,091			$1,079,802

Net interest income		$57,741			$49,927

Interest rate spread			2.74%			2.24%
Net interest margin (net interest income
as a percentage of total interest-earning assets)			3.02%			2.63%
Ratio of total interest-earning assets
to total interest-bearing liabilitites			117.95%			116.55%

Table 3: Average Balance Sheets for the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,

	2010			2009

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,410,020	$59,273	4.92%	$2,552,766	$68,376	5.36%
Commercial real estate	1,261,647	36,915	5.85	1,214,446	35,065	5.77
Commercial business	425,334	10,785	5.07	446,472	11,239	5.03
Consumer	712,329	16,083	4.52	740,715	17,304	4.67

Total loans	4,809,330	123,056	5.12	4,954,399	131,984	5.33
Fed funds sold and other short-term investments	79,731	67	0.17	60,117	278	0.92
Federal Home Loan Bank of Boston stock	120,821	-	-	120,821	-	-
Securities	2,562,333	51,338	4.01	2,393,353	56,575	4.73

Total securities, short-term investments
and federal home loan bank stock	2,762,885	51,405	3.72	2,574,291	56,853	4.42

Total interest-earning assets	7,572,215	$174,461	4.61%	7,528,690	$188,837	5.02%
Non-interest earning assets	924,120			920,923

Total assets	$8,496,335			$8,449,613

Interest-bearing liabilities
Deposits
Money Markets	$893,360	$4,542	1.02%	$461,185	$4,080	1.77%
NOW	378,663	500	0.26	357,640	498	0.28
Savings	1,800,199	6,241	0.69	1,654,073	13,424	1.62
Time	1,419,645	15,063	2.12	1,671,359	26,116	3.13

Total interest-bearing deposits	4,491,867	26,346	1.17	4,144,257	44,118	2.13
Repurchase agreements	105,084	690	1.31	150,046	926	1.23
FHLB advances and other borrowings	1,828,653	34,042	3.72	2,171,038	45,873	4.23

Total interest-bearing liabilities	6,425,604	61,078	1.90%	6,465,341	90,917	2.81%
Non-interest-bearing demand deposits	544,055			499,077
Other non-interest-bearing liabilities	82,935			93,121

Total liabilities	7,052,594			7,057,539
Equity	1,443,741			1,392,074

Total liabilities and equity	$8,496,335			$8,449,613

Net interest-earning assets	$1,146,611			$1,063,349

Net interest income		$113,383			$97,920

Interest rate spread			2.71%			2.21%
Net interest margin (net interest income
as a percentage of total interest-earning assets			2.99%			2.60%
Ratio of total interest-earning assets
to total interest-bearing liabilitites			117.84%			116.45%

Table 4: Rate/Volume Analysis

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
	Compared to			Compared to
	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$(2,755)	$(1,438)	$(4,193)	$(5,407)	$(3,696)	$(9,103)
Commercial real estate	302	912	1,214	474	1,376	1,850
Commercial business	176	(112)	64	81	(535)	(454)
Consumer	(245)	(405)	(650)	(570)	(651)	(1,221)

Total loans	(2,522)	(1,043)	(3,565)	(5,422)	(3,506)	(8,928)
Fed funds sold and other short-term investments	(94)	12	(82)	(281)	70	(211)
Federal Home Loan Bank of Boston stock	-	-	-	-	-	-
Securities	(4,786)	1,412	(3,374)	(9,039)	3,802	(5,237)

Total securities, short-term investments
and federal home loan bank stock	(4,880)	1,424	(3,456)	(9,320)	3,872	(5,448)

Total interest-earning assets	$(7,402)	$381	$(7,021)	$(14,742)	$366	$(14,376)

Interest-bearing liabilities
Deposits
Money market	$(1,171)	$1,299	$128	$(2,242)	$2,704	$462
NOW	(37)	14	(23)	(26)	28	2
Savings	(4,028)	123	(3,905)	(8,278)	1,095	(7,183)
Time	(3,676)	(1,337)	(5,013)	(7,523)	(3,530)	(11,053)

Total interest bearing deposits	(8,912)	99	(8,813)	(18,069)	297	(17,772)
Repurchase agreements	83	(130)	(47)	56	(292)	(236)
FHLB advances and other borrowings	(3,158)	(2,817)	(5,975)	(5,087)	(6,744)	(11,831)

Total interest-bearing liabilities	$(11,987)	$(2,848)	$(14,835)	$(23,100)	$(6,739)	$(29,839)

Increase in net interest income	$4,585	$3,229	$7,814	$8,358	$7,105	$15,463

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

As shown in Tables 2 and 4, net interest income increased $7.8 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, as shown in Tables 3 and 4, net interest income was $113.4 million, an increase of $15.5 million, compared to the same period in 2009. These increases were primarily due to: a) repricing or maturing interest-bearing liabilities outpacing interest-earning assets during the period, thereby allowing us to reduce our cost of funds at a faster pace and b) the shift in the mix of funding sources from higher cost time deposits and borrowings to core interest and non-interest bearing deposits which was a factor in reducing the cost of funds. The net interest margin increased 39 basis points for both the three and six month periods ended June 30, 2010 compared to June 30, 2009. The net interest margin for the three and six months ended June 30, 2010 was 3.02% and 2.99%, respectively.

Comparison of Quarter-to-Date June 2010 and June 2009
Interest and dividend income decreased $7.1 million to $87.1 million at June 30, 2010 compared to $94.1 million at June 30, 2009 primarily due to lower asset yields. Partially offsetting this decrease was an increase in average interest-earning assets which have increased $41.9 million from the same period a year ago due to the growth in investment securities, partially offset by a decrease in average loan balances.

The decrease in income attributable to the loan portfolio was $3.6 million due to a decrease of $2.5 million due to lower yields and $1.0 million due to a decrease in the average balance. The decline in average yield of 19 basis points was primarily in organic residential mortgage loans as homeowners took advantage of refinancing opportunities at lower rates throughout 2009. The decrease in interest income attributable to the average balance was primarily due to a decrease in residential mortgage loans, specifically the purchased residential loan portfolio, as runoff in this portfolio was not replaced due to disruptions in the marketplace resulting in a lack of opportunities for purchases that met the Company’s pricing and underwriting criteria. Loan yields have also been negatively impacted by the increase in nonperforming loans of $13.4 million from June 2009.

The investment securities portfolio interest and dividend income decreased $3.5 million due to the decline in the average yield, partially offset by an increase due to the average growth in the portfolio. Interest income declined $1.4 million resulting from a decrease of 70 bps in the average yield due to the low level of market interest rates. Although yields on the securities portfolio have declined, the growth in the portfolio has partially offset that decline. The average portfolio growth of $135.5 million was primarily in collateralized mortgage obligations and other bonds of $172.6 million and $192.8 million, respectively, partially offset by a decrease in the average balance of mortgage-backed securities. The increase in other bonds is attributable to select purchases of bullet, callable and step-up coupon agency debentures. The growth in average deposits, specifically core deposits was the main driver for the Company’s purchases of these securities since June 30, 2009.

The cost of funds for the three months ended June 30, 2010 decreased $14.8 million, or 33.6% to $29.3 million, compared to $44.2 million for the same period a year ago. The decrease in the cost of funds was due primarily to a decrease due to rate and to a lesser extent volume of $12.0 million and $2.8 million, respectively.

The Company’s continued strategy during this period has been to reduce deposit costs through disciplined pricing while maintaining a focus on the continued growth of core interest and non-interest-bearing deposits. While the average interest-bearing deposit balances increased $286.9 million, deposit costs declined $8.8 million. The Company experienced a decrease of $8.9 million in deposit interest expense due to a reduction of 90 basis points on the average rate paid. The decrease in deposit interest expense due to the decline in the average rate paid was attributable to all deposit categories, the majority of which was from savings, certificates and money markets deposits. Deposit interest expense increased approximately $99,000 due to the increase of the average balance of interest-bearing core deposits of $479.8 million, partially offset by a decrease of $192.9 million in the average certificate balances. Through our continued emphasis on building core deposit relationships and migration from maturing time deposits as they repriced at reduced rates, the Company has been able to grow core deposit average balances. The main driver of core deposit growth has been money market accounts with an average balance increase of $424.9 million. Additionally, when combined with the decline in the average rate paid of 72 basis points, interest expense increased by $128,000 during this period for this product.

A further benefit of the core deposit growth has been a substantial reduction in and reliance on borrowings from the Federal Home Loan Bank (“FHLB”). FHLB advances and other borrowing costs decreased $6.0 million due to the decline in the average balance and the average rate paid of $287.9 million and 63 basis points, respectively, primarily on FHLB advances. The Company was able to replace maturing advances with new advances at substantially lower rates or payoff maturing advances.

Comparison of Year-to-Date June 2010 and June 2009
Interest and dividend income decreased $14.4 million to $174.5 million for the six months ended June 30, 2010 compared to $188.8 million at June 30, 2009 and was due to a decrease of $14.7 million due to lower yields earned, partially offset by a $366,000 increase due to volume. The decline in average yield was primarily due to the decline in loan and investment yields due to lower market interest rates and to a lesser extent the level of nonperforming loans. The increase in organic loans and investment securities helped to relieve some of the interest rate pressure as the Company, with ready liquidity, increased the average balance of these earning assets by $243.5 million. Similar to the quarter-to-date discussion, the interest income decline in the loan portfolio related to the average balance was primarily due to the decrease in the average balance of the purchased loan portfolio of $200.0 million.

The cost of funds for the six months ended June 30, 2010 decreased $29.8 million to $61.1 million, compared to $90.9 million for the same period a year ago primarily resulting from the Company’s diligence in bringing deposit costs down while continuing to increase core deposits. As shown in Table 4, deposit costs were reduced by $18.1 million due to a decrease in the average rate paid of 96 basis points, partially offset by an increase of $297,000 due to the increase in the average balances of $347.6 million. This $17.8 million net decrease in deposit interest costs has been accomplished in tandem with growth in all core deposits of $644.3 million. Supported by the growth in deposits, the Company has been able to pay down higher cost borrowings as they mature or replace them with new advances at substantially lower rates and reduce its overall reliance on borrowings.

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses. Management recorded a provision for loan losses of $5.5 million for the three months ended June 30, 2010. The primary factors that influenced management’s decision to record this provision were increases in nonperforming loans since December 31, 2009 of $17.8 million, or 35.2%, an increase in total delinquencies since December 31, 2009 of $11.3 million, or 15.5%, primarily residential mortgages, net charge-offs of $4.7 million for the current quarter and to support estimated credit losses embedded in the portfolio. A provision for loan losses of $5.0 million was recorded for the three months ended June 30, 2009 based on the level of delinquencies, net charge-offs and nonperforming loans at that time.

For the year to date period ending June 30, 2010, the provision for loan losses was $10.3 million compared to $9.1 million for the same period ended June 30, 2009. Future provisions for loan losses may be deemed necessary if economic conditions do not improve or continue to deteriorate. Further details about nonperforming loans can be found in the “Asset Quality” and “Allowance for Loan Losses” sections beginning on page 49.

At June 30, 2010, the allowance for loan losses was $54.9 million, which represented 1.11% of total loans and 80.45% of nonperforming loans. This compared to the allowance for loan losses of $52.5 million at December 31, 2009 which represented 1.10% of total loans and 103.87% of nonperforming loans.

Table 5: Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change

(Dollars in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Depositor service charges	$7,457	$6,953	$504	7%	$14,165	$12,906	$1,259	10%
Loan and servicing income	351	357	(6)	(2)	668	176	492	280
Trust fees	1,573	1,392	181	13	3,174	2,651	523	20
Investment management, brokerage & insurance fees	1,302	1,564	(262)	(17)	2,816	3,814	(998)	(26)
Bank owned life insurance	847	899	(52)	(6)	4,309	1,770	2,539	143
Net gain on securities	198	1,617	(1,419)	(88)	198	3,483	(3,285)	(94)
Mortgage origination activity & loan sale income	571	1,481	(910)	(61)	1,299	3,500	(2,201)	(63)
Net gain (loss) on limited partnerships	2,372	89	2,283	2,565	2,703	(659)	3,362	510
Other	1,215	939	276	29	1,953	1,913	40	2

Total non-interest income	$15,886	$15,291	$595	4%	$31,285	$29,554	$1,731	6%

Non-Interest Income
Comparison of Quarter-to-Date June 2010 and June 2009
As displayed in Table 5, non-interest income increased $595,000 to $15.9 million for the three months ended June 30, 2010 compared to $15.3 million for the prior year period. The main drivers of the increase were depositor service charges, trust fees, net gain on limited partnerships and other income. These increases were partially offset by decreases in investment management, brokerage and insurance fees, net security gains and mortgage origination and loan sale income.

•

Depositor service charges increased due to overdraft fee income, merchant services income and check card fees. Growth of fee income is attributable to an increase in consumer spending and the growth in retail and business core deposits. During the third quarter of 2010, federal banking regulations will change how the bank charges ATM and debit card transactions. The Company recently launched a campaign to raise awareness to our customers about the upcoming regulation changes. If customers do not opt-in, overdrafts for their ATM and debit card transactions will be denied. Depositor service charge income may be negatively impacted effective with these new regulatory changes.

•

Trust fees increased due to the overall improvement in market conditions during the period. For the three months ended June 30, 2010, average assets under management were consistently ahead of 2009, and averaged $1.06 billion compared to $817.0 million for the prior year quarter, a 20% overall increase, evidencing the continued market corrections.

•

Net gain on limited partnerships increased $2.3 million due primarily to the net increase in the carrying value on certain limited partnerships. Approximately a $2.0 million increase in the carrying value and a realized gain of $529,000 resulted from the initial public offering (“IPO”) of an underlying portfolio company in a limited partnership. The realized gain represents the Company’s allocated income on 25.0% of the shares sold by the partnership in the IPO. The increase in the carrying value was due to an equity method adjustment for the remaining shares.

•	Other income increased primarily due to net gains recorded on the sale of other real estate owned.

•	Investment management, brokerage and insurance fee income decreased due to the low interest rate environment as well as customer preference for deposit products over other investment alternatives.

•

Net gain on securities decreased $1.4 million due to higher prior year gains recorded on the sale of mortgage backed securities. The net gain of $198,000 recorded in 2010 was due to the sale of residential mortgage-backed securities, partially offset by an impairment write-down on an investment in a pooled trust preferred security based on a cash flow analysis. The second quarter of 2009 included an impairment write-down of $626,000 for an adjustable rate mortgage mutal fund. Residential mortgage-backed securities were sold during the current year quarter to reduce FNMA pre-payment buy-out risk. Further information related to the impairment can be found in Footnote 3 of the Notes to Unaudited Consolidated Financial Statements.

•

Mortgage origination and loan sale income decreased due to a lower number of mortgage loans originated for sale and sold in the secondary market and the effect of originations that were in the pipeline under commitments to be sold at June 30, 2010 compared to June 30, 2009. Although the Company has had record residential mortgage originations of $332.0 milion during the quarter, the majority were originated for portfolio.

Comparison of Year-to-Date June 2010 and June 2009
As displayed in Table 5, non-interest income increased $1.7 million to $31.3 million for the three months ended June 30, 2010 from the prior year period. The main drivers of the increase were depositor service charges, loan and servicing income, trust fees, bank owned life insurance (“BOLI”) and net gain on limited partnerships. These increases were offset by a decrease in investment management, brokerage and insurance fees, net security gains and mortgage origination and loan sale income.

•

Depositor service charges increased due to overdraft fee income, merchant services income and check card fees. Growth in fee related income has resulted from profit improvement initiatives to expand core banking fee income, the increase in consumer spending and growth in retail and business core deposits.

•	Loan and servicing income increased primarily due to a prior year write-down of approximately $475,000 on the Bank’s mortgage servicing asset.

•

Trust fees increased due to the overall improvement in market conditions during this time period. For the six months ended June 30, 2010, average assets under management were $1.02 billion compared to $851.0 million for the year-to-date period ended June 30, 2010 , a 30% overall increase, evidencing the continued market corrections.

•

BOLI income increased as the Company recorded a gain of approximately $2.6 million related to tax-exempt life insurance proceeds. This increase was partially offset by a decline in the average yield earned as a result of current market interest rates and a reduction in the BOLI asset.

•

Limited partnership income increased due primarily to the same reasons as outlined in the quarterly discussion, in addition to an increase in the carrying value on certain limited partnerships compared to a net loss and an impairment write down recorded in the prior year period.

•

The decreases in net security gains, investment management, brokerage and insurance fees and mortgage origination and loan sale income from a year ago are similar to those outlined in the quarterly discussion above.

Table 6: Non-Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change

(Dollars in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Salaries and employee benefits	$23,982	$21,607	$2,375	11%	$46,203	$42,838	$3,365	8%
Occupancy	4,094	4,644	(550)	(12)	8,715	9,399	(684)	(7)
Furniture and fixtures	1,426	1,453	(27)	(2)	2,771	2,929	(158)	(5)
Outside services	4,718	4,455	263	6	9,867	9,805	62	1
Advertising, public relations, and sponsorships	1,486	981	505	51	3,017	2,115	902	43
Amortization of identifiable intangible assets	1,953	2,129	(176)	(8)	3,905	4,257	(352)	(8)
FDIC insurance premiums	1,898	5,893	(3,995)	(68)	3,755	6,838	(3,083)	(45)
Other	4,071	3,243	828	26	7,595	6,605	990	15

Total non-interest expense	$43,628	$44,405	$(777)	(2)%	$85,828	$84,786	$1,042	1%

Non-Interest Expense
 Comparison of Quarter-to-Date June 2010 and June 2009
As displayed in Table 6, non-interest expense decreased $777,000 to $43.6 million for the three months ended June 30, 2010 from $44.4 million for the same period a year ago. The main drivers of the decrease were lower FDIC insurance premiums and occupancy expense, partially offset by an increase in salaries and employee benefits, advertising, public relations, and sponsorships and other expense.

•	FDIC insurance premium expense decreased $4.0 million due entirely to the special assessment that was imposed by the FDIC in the second quarter of 2009.

•	Occupancy expenses declined primarily due to leasing costs related to the closure of two branch offices in the second quarter of 2009 and reduced maintenance costs throughout the branch network.

•

Salaries and employee benefits increased mainly as a result of a) general merit increases, b) additions to the management team, c) higher levels of employee incentive accruals, d) a decrease in capitalized salaries due to a decline in the number of residential loan originations, e) increases in restricted stock and option expense due to additional grant awards, and f) increased expense for the Company’s pension due to changes in assumption for 2010. We expect to record additional SERP expense in the third quarter of approximately $1.3 million due to the retirement of an executive officer.

•

Advertising, public relations and sponsorships increased primarily due to advertising expenses associated with new marketing campaigns. These campaigns include expenses associated with TV commercials, radio, print and online advertising, branch merchandising and collateral pieces, a redesigned website, select sponsorships and cash incentive awards and is expected to continue throughout the remainder of the year.

•

Other expense increased due to expenses primarily associated with telephone costs, increased foreclosure expenses and merger related charges. Merger related expenses increased approximately $500,000 due to expenses pertaining to due diligence efforts.

Comparison of Year-to-Date June 2010 and June 2009
As displayed in Table 6, non-interest expense increased $1.0 million to $85.8 million for the six months ended June 30, 2010 from $84.8 million for the same period a year ago. The main driver of the increase was salaries and employee benefits, advertising, public relations, and sponsorships and other expenses. These increases were partially offset by decreased occupancy expense, FDIC insurance premiums and amortization of identifiable intangible assets.

•

The increase in salaries and employee benefits, advertising, public relations and sponsorships and other expenses in addition to the decrease in occupancy expenses were primarily due to the same reasons as outlined in the quarterly discussion above.

•

FDIC insurance premium expense decreased $3.1 million primarily due to the special assessment of $4.0 million during the second quarter of 2009. The decrease was partially offset by an increase of approximately one basis point in the base assessment rate for 2010, compared to 2009 based on new assessment rates implemented by the FDIC in April 2009. Additionally, the Bank was able to offset some of the first quarter 2009 assessment costs through the exhaustion of the one-time credit established by the FDIC Reform Act of 2005. Although FDIC insurance premium expense may continue to be somewhat volatile, the FDIC has issued a final rule maintaining current deposit insurance rates at their current levels through the end of 2010 but will apply a three basis-point increase in assessment rates effective January 1, 2011.

•

Amortization of identifiable intangible assets decreased due to less amortization on core deposit intangibles from using the accelerated method of accounting, therefore, there was more amortization expense in 2009 compared to 2010.

Income Tax Provision
For the three months ended June 30, 2010 and 2009, income tax expense was $8.2 million and $5.7 million and the effective tax rate for these periods was 33.6% and 36.1%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2010, as compared to the 2009 period, was primarily due to the decrease in the valuation allowance against capital loss carryforwards. The decrease in the valuation allowance was treated as a discrete item in the second quarter of 2010.

For the six months ended June 30, 2010 and 2009, income tax expense was $15.8 million and $11.9 million and the effective tax rate for these periods was 32.6% and 35.4%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2010, as compared to the 2009 period, was primarily due to an increase in the favorable permanent differences relating to a $2.6 million gain on tax exempt bank owned life insurance proceeds and the decrease in the valuation allowance related to capital loss carryforwards. The gain was treated as a discrete item in the first quarter of 2010 and the decrease in the valuation allowance was treated as a discrete item in the second quarter of 2010.

The projected effective rate for the year ended December 31, 2010 is 33.7%.

Financial Condition

Financial Condition Summary
From December 31, 2009 to June 30, 2010, total assets and total liabilities increased $277.8 million and $248.6 million, respectively, due mainly to increases in loans, investments, deposits and borrowings. Stockholders’ equity increased $29.2 million.

Investment Securities
 The following table presents the amortized cost and fair value of investment securities at June 30, 2010 and December 31, 2009.

Table 7: Investment Securities

	June 30, 2010		December 31, 2009

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$-	$-	$597	$597
U.S. Government sponsored enterprise obligations	399,327	405,179	198,692	199,730
Corporate obligations	8,118	8,730	8,139	8,517
Other bonds and obligations	13,496	12,261	14,625	13,234
Auction rate certificates	12,050	12,050	27,550	24,795
Marketable equity securities	8,582	8,779	8,567	8,783
Trust preferred equity securities	48,223	34,782	48,754	33,296
Private label residential mortgage-backed securities	21,428	20,226	23,871	20,856
Residential mortgage-backed securities	1,820,482	1,901,310	1,951,297	2,018,047

Total available for sale	2,331,706	2,403,317	2,282,092	2,327,855

Held to maturity
Residential mortgage-backed securities	313,520	325,692	230,596	241,956
Other bonds	9,735	10,044	10,170	10,375

Total held to maturity	323,255	335,736	240,766	252,331

Total securities	$2,654,961	$2,739,053	$2,522,858	$2,580,186

At June 30, 2010, the Company had total investments of $2.73 billion, or 31.3% of total assets. The increase of $158.0 million, from $2.57 billion at December 31, 2009 was primarily in U.S Government agency obligations and held to maturity residential mortgage-backed securities partially offset by a decrease in available-for-sale residential mortgage-backed securities. While the Company prefers lending as the primary use of its excess cash flows, the investment portfolio serves a secondary role in generating revenue while managing interest-rate risk and liquidity.

The available for sale and held to maturity securities portfolios are primarily composed of mortgage-backed securities. At June 30, 2010, mortgage-backed securities comprised 80.0% and 97.0% of the total available for sale and held to maturity securities portfolios, respectively, the majority of which are issued by Federal National Mortgage Association (“FNMA”) or (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“FHLMC”) or (“Freddie Mac”). The duration of the mortgage-backed securities portfolio was 1.53 years at June 30, 2010 compared to 1.62 years at December 31, 2009.

The Company’s underlying investment strategy has been to purchase FNMA and FHLMC short-term front sequential collateralized mortgage obligations and seasoned 15 and 20 year Government Sponsored Enterprise (“GSE”) fixed rate mortgage-backed securities. The Company has focused on the purchases of these securities due to their attractive spreads versus funding costs and for their monthly cash flows that provide the Company with liquidity. This strategy is also supplemented with select purchases of bullet, callable and step-up coupon agency debentures. The average life for mortgage-backed securities, when purchased, would range between two and four years and the maturity dates for Agency obligations would range between one and seven years depending upon the rate structure of the bond.

FASB guidance for the accounting of Investments - Debt and Equity Securities, requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of June 30, 2010, $2.40 billion, or 88.1% of the portfolio, was classified as available for sale and $323.3 million of the portfolio was classified as held to maturity. Securities available for sale are carried at estimated fair value. Additional information about fair value measurements can be found in Note 13 of the Notes to Unaudited Consolidated Financial Statements.

During the three months ended June 30, 2010, a pooled trust preferred security, which had a previous impairment charge during 2009, was deemed to have an additional credit related OTTI loss in the amount of $552,000 based on a further decline in expected cash flows. The credit related impairment, which was reclassified from other comprehensive income as it was previously recognized as non-credit related, was due to a cash flow analysis that indicated further credit related impairment. The Company received nine cash flow scenarios from the underwriter which were utilized by management to analyze this security for potential OTTI. The nine scenarios covered various default rates, recovery rates and prepayment options over different time periods. Two of the nine cash flow analyses indicated impairment over the life of the security. The driver of the indicated impairment was the recovery rate, which was modeled at 0% in these two cash flow scenarios. As the severity of the estimated loss in these two cash flow scenarios increased by a factor of five since the prior OTTI analysis in the first quarter of 2010 and due to the fact that the past history of the security indicates that there have not been any recoveries to date from securities that have defaulted, the Company recorded a credit-related impairment charge. The credit impairment represents the average loss of the two negative cash flow analyses. After the write-down, the pooled trust preferred security had an amortized cost and fair value of approximately $869,000 and $220,000, respectively. There is no intent to sell nor is it more likely than not that the Company will be required to sell this security.

The net unrealized gain on securities classified as available for sale as of June 30, 2010 was $71.6 million compared to an unrealized gain of $45.8 million as of December 31, 2009. All investment categories except marketable equity securities experienced positive movement in the mark to market since December 31, 2009. The appreciation in the market value of securities available for sale was primarily due to the increase in the fair value of mortgage-backed securities due to the decrease in intermediate LIBOR/Swap rates and the slight tightening in mortgage spreads. Mortgage spreads tightened due to increased bank demand for mortgages due to renewed concerns regarding world-wide financial concerns. The net unrealized gain on the available for sale investment portfolio is primarily within the mortgage-backed securities, partially offset by unrealized losses on trust preferred equity securities. The changes in unrealized gains and losses on the investment portfolio were also due to credit spreads, liquidity and fluctuations in market interest rates during the period.

The net unrealized gain on residential mortgage-backed securities is primarily from agency mortgage-backed securities issued by FNMA and FHLMC resulting from the general decline in interest rates and the tightening in mortgage-backed security spreads since date of purchase. Although the Federal Reserve Bank mortgage-backed securities purchase program ended on March 31, 2010, mortgage rates and spreads continue to remain at relatively low levels.

The unrealized loss on private label residential mortgage-backed securities is approximately 50% concentrated in one BBB rated private-label mortgage-backed security which is substantially paid down, well seasoned and of an earlier vintage that has not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. Widening in non-agency mortgage spreads since the date purchased is the primary factor for the unrealized losses reported on private label residential mortgage-backed securities. None of the securities are backed by subprime mortgage loans and none have suffered losses. One of the private issue securities is rated BBB and the remaining securities are AA through AAA rated. All are still paying principal and interest and are expected to continue to pay their contractual cash flows. Management reviewed potential impairment factors and issuer specific data and concluded that these private-label mortgage-backed securities are not other-than-temporarily impaired.

The unrealized losses on other bonds and obligations primarily relates to a position in an adjustable rate mortgage mutual fund that holds positions in non-agency mortgage-backed securities that are facing negative mark to market pressures due to widening spreads in non-agency mortgage products. Although the fund has experienced declines in credit ratings during 2009, it was not due to customer redemptions or forced selling of the investments. During 2009, the Company recorded a credit-related OTTI loss of $816,000 on this adjustable rate mortgage mutual fund due to a decrease in the credit quality of the security coupled with a loss recognized by the fund. As of June 30, 2010, the investment carries a market value to book value ratio of 82.43%, a weighted average underlying investment credit rating of A+ and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities and management has therefore concluded that the fund experienced no further OTTI in the quarter ended June 30, 2010.

Trust preferred securities are comprised of two pooled trust preferreds with an amortized cost of $5.6 million, one of which is rated A and the other is rated CC at June 30, 2010, a slight downgrade from BB at December 31, 2009. During 2009, the Company recorded a credit related OTTI loss of $581,000 on the CC rated pooled trust preferred security based on a cash flow analysis and a subsequent credit-related impairment of $552,000 during the second quarter ending June 30, 2010 as discussed above. The remaining $42.6 million of trust preferred securities are comprised of twelve “individual names” issues with the following ratings: $15.6 million rated A to AA-, $14.6 million rated BBB- to BBB+ and $12.4 million rated BB. The unrealized losses reported for trust preferred securities relate to the financial and liquidity stresses in the fixed income markets and in the banking sector and are not reflective of individual stresses in the individual company names. The ratings on all of the issues with the exception of the CC rated pooled security have improved or remained the same since December 31, 2009. Additionally, there have not been any disruptions in the cash flows of these securities and all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferreds and the “individual names” trust preferred equity securities was completed by management. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management reviewed the above factors and issuer specific data and concluded that after the OTTI loss recorded on the CC rated pooled trust preferred security, these securities are not other-than-temporarily impaired.

The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of these securities within the time necessary to recover the unrealized losses which may be until maturity. The Company does not own or plan on investing in securities backed by subprime mortgage collateral.

Lending Activities
The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, home equity loans and lines of credit and other consumer loans. Table 8 displays the balances of the Company’s loan portfolio as of June 30, 2010 and December 31, 2009.

Table 8: Loan Portfolio

	June 30, 2010		December 31, 2009

		Percent		Percent
(Dollars in thousands)	Amount	of Total		of Total

Residential real estate	$2,472,730	50.1%	$2,382,514	50.0%
Residential real estate construction	18,431	0.4	13,789	0.3

Total residential real estate	2,491,161	50.5	2,396,303	50.3

Commercial real estate	1,192,934	24.2	1,100,880	23.1
Commercial real estate construction	68,884	1.4	132,370	2.8

Total commercial real estate	1,261,818	25.6	1,233,250	25.9

Commercial business	473,329	9.6	411,211	8.6
Home equity and equity lines of credit	687,635	14.0	705,673	14.9
Other consumer	14,428	0.3	15,608	0.3

Total loans	$4,928,371	100.0%	$4,762,045	100.0%

As shown in Table 8, gross loans were $4.93 billion, up $166.3 million, at June 30, 2010 from December 31, 2009. The Company experienced increases in residential real estate, commercial real estate and business loans partially offset by home equity loans.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of June 30, 2010, comprising 50.5% of total loans. The increase of $94.9 million from December 31, 2009 was primarily due to origination volume partially offset by the net impact of prepayments. The Company had significant originations of both adjustable and fixed rate mortgages of $549.2 million during the first half of the year, with approximately $439.0 million originated for portfolio and the remainder was sold in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 15 years or more. During the third quarter of 2009 the Company began to retain in its portfolio 30 year jumbo fixed rate residential mortgage originations and in 2010 the Company originated and retained $53.2 million of these mortgages. The residential portfolio increased in the first half of year due to continued strong mortgage activity resulting from relatively low market interest rates, competitive pricing and increased marketing campaigns. The residential real estate loan portfolio has a weighted average FICO score of 749 and a current estimated weighted loan to value ratio of 63%. Included in residential real estate is a purchased portfolio, which is made up of prime loans individually re-underwritten by the Company to our underwriting criteria, and includes adjustable-rate and 10 and 15 year fixed-rate residential real estate loans with property locations throughout the United States with no significant exposure in any particular state. At June 30, 2010 the Company’s purchased portfolio had an outstanding balance of approximately $427.4 million with the largest concentration in our footprint of Connecticut and Massachusetts at 19.3%, followed by New York at 13.6% and California at 12.8%.

Commercial real estate loans increased $28.6 million from December 31, 2009, as the Bank has experienced increased demand in refinancing commercial real estate loans. Mid-sized businesses continue to look to regional community banks for relationship banking and personalized lending services. The commercial construction portfolio of $68.9 million includes $22.0 million of loans to commercial borrowers for residential housing development, approximately $8.3 million of which are for condominium projects. The decrease in commercial construction is mainly the result of transfers of construction to permanent loans to the commercial real estate portfolio as well as a drop in residential housing development loans.

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

Commercial business loans increased $62.1 million from December 31, 2009, primarily due to asset-based lending. As of June 30th, the asset-based lending portfolio was $69.1 million or 1.4% of total loans. We remain an active commercial lender and will continue promoting strong business development efforts to obtain new business banking relationships, while maintaining strong credit quality and profitability. We believe that our status as a healthy regional community bank focused on relationship banking bodes well for us to retain customers and to be a potential source of credit for new businesses.

Home equity loans and lines of credit decreased $18.0 million from December 31, 2009 to June 30, 2010. The Company continues to offer competitive pricing and is committed to growing this loan segment while maintaining credit quality. However, as a result of the continuing interest rate environment, consumer demand has shifted to residential mortgages and away from home equity products, attributing to the year-to-date decline in the portfolio. The weighted average FICO score and current estimated weighted combined loan to value ratio for home equity loans and lines of credit is 749 and 68%, respectively. Lending has been from organic originations in the Company’s market area, none of which is subprime.

Higher-Risk Loans
 The loan portfolio segments that we consider to have the highest risk are construction loans to commercial developers for residential development and a small segment of our residential real estate loans. The Company has a carrying value of $22.0 million of commercial construction loans for residential development. All of these loans are collateralized and carry a reserve allocation of approximately $2.9 million. This segment has total delinquencies of $321 thousand, all of which are in the over 90 day category.

Within the residential portfolio, management uses an early warning technique to more closely monitor credit deterioration and potential nonperforming loans. The Company uses a matrix to identify where the concentration of outstanding loans fall in the risk continuum. This matrix is constructed using estimated current loan-to-value ranges (current balance LTV adjusted for estimated appreciation or depreciation in the appraised value) and the latest available FICO score ranges (rescored quarterly). The Company considers loans with an estimated current loan-to-value ratio above 80% and a FICO score less than 620 to be higher-risk. Once identified, the higher-risk loans are then reviewed by the Special Assets department to determine what, if any, action should be taken to mitigate possible loss exposure. At June 30, 2010, higher-risk loans comprised approximately $53.0 million, or 2.2% of the residential real estate portfolio.

Additionally, the Company also tracks loans that have a FICO score that has declined 20 points or more and are below 660. As of June 30, 2010 loans meeting this criteria represent approximately $56.3 million, or 2.26% of the residential portfolio.

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

As displayed in Table 9, nonperforming assets at June 30, 2010 increased to $70.9 million compared to $54.2 million at December 31, 2009. The increase is primarily due to loans secured by residential one-to-four family loans and commercial real estate loans.

The increase in nonperforming residential loans of $15.5 million was due to current economic conditions including factors such as continued high unemployment rates and softness in the real estate market impacting customers ability to make loan payments. There are 190 loans in the residential nonperforming category totaling $46.7 million, representing 1.87% of the total residential portfolio, just over half of which have property locations in Connecticut and Massachusetts. The Company routinely updates FICO scores and LTV ratios and continues to originate loans with superior credit characteristics. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans. Included in nonperforming residential loans are approximately $3.6 million in restructured loans which have been modified from their original contractual terms.

The increase in nonperforming commercial real estate loans primarily relates to two loans totaling $6.9 million which are in the process of restructured workouts, partially offset by a decrease of $1.7 million due to a note sale.

In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with their current financial status which may be a reduction in interest rate to market rate or below, a change in the term, movement of the past due amounts to the back end of the loan or refinance. Loans are placed on nonaccrual status upon being restructured, even if they were not previously. The Bank’s policy to restore a restructured loan to performing status is dependent on the receipt of regular payments, generally for a period of six months.

While the economic data indicates the worst of the recession is over, if unfavorable economic and real estate market conditions persist or deteriorate further, there will be added stress on our loan portfolios. The Company believes, however, that its historical practice of prudent underwriting, the relatively modest size of its residential construction portfolio and strong average FICO scores combined with low weighted average loan to value ratios associated with its residential portfolio are significant advantages in keeping asset quality manageable. Nonperforming loans as a percent of total loans outstanding at June 30, 2010 were 1.39%, compared to 1.06% at December 31, 2009.

Table 9: Nonperforming Assets

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Nonperforming loans (1)
Real estate loans
Residential (one- to four-family)	$46,663	$31,140
Commercial real estate loans	9,638	6,136
Commercial construction	321	2,459

Total real estate loans	56,622	39,735
Commercial business	9,093	8,497
Consumer loans
Home equity and equity lines of credit	2,386	2,187
Other consumer	194	88

Total consumer loans	2,580	2,275

Total nonperforming loans	68,295	50,507
Other real estate owned	2,648	3,705

Total nonperforming assets	$70,943	$54,212

Total nonperforming loans as a percentage of total loans (2)	1.39%	1.06%
Total nonperforming assets as a percentage of total assets	0.81	0.64

Troubled debt restructured loans included in nonaccruing loans above	$4,073	$3,294

(1)	Nonperforming loans, except guaranteed U.S. Government certificates totaling $1,000 and $477,000 at June 30, 2010 and December 31, 2009, respectively, include all loans 90 days or more past due, restructured loans due to a weakening in the financial condition of the borrower and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of principal or interest. All of the Company’s non-performing loans do not accrue interest.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred loan fees and net unamortized premiums on acquired loans.

Allowance for Loan Losses
Deteriorating market conditions have adversely impacted the loan portfolios since the latter part of 2007. As displayed in Table 10 below, the Company recorded net charge-offs of $4.7 million during the three ended June 30, 2010, compared to net charge-offs of $4.1 million for the three months ended June 30, 2009. Net charge-offs of $1.3 million, $1.2 million, $832,000 and $1.2 million were recorded against the residential, commercial real estate, commercial construction and commercial business portfolios, respectively. The majority of the charge-offs in the residential category were adjustments based on current appraisals which continue to show the depression in home values while persistent adverse economic and housing pressures are affecting charge-off levels in the commercial real estate, commercial construction and commercial business portfolios. As a result of the net charge-offs and reserve requirements for impaired loan classifications, a provision for loan losses of $5.5 million was recorded for the three months ended June 30, 2010 compared to $5.0 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, net charge-offs were $7.8 million compared to $7.5 million for the six months ended June 30, 2009 and were primarily in the residential and commercial portfolios.

The Company has a loan loss allowance of $54.9 million, or 1.11% of total loans as compared to a loan loss allowance of $52.5 million, or 1.10% of total loans at December 31, 2009. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. To achieve this estimate, numerous factors are evaluated and applied to the allowance for loan loss calculation.

The allowance for loan losses to nonperforming loans ratio at June 30, 2010 was 80.45% compared to 103.87% at December 31, 2009 and 93.86% at June 30, 2009. This ratio has declined because growth in the allowance is not proportionate to growth in nonperforming loans as the result of the following: 1) the majority of the Company’s nonperforming loans are secured by real estate collateral and while the entire loan is classified as nonperforming, only the amount of estimated losses would have been captured in the allowance for loan losses; 2) growth in nonperforming loans has been concentrated in residential real estate loans in which a significant loss in event of default is relatively low; 3) certain nonperforming loans have already been partially charged-off to the expected net realizable value; and 4) a portion of the allowance is to cover losses established under FASB ASC 450, Contingencies, for performing loans. The increase in total loans since December 31, 2009 has been concentrated in well secured residential mortgage and asset-based loans. Additionally, there has been a continued reduction in the construction loan portfolio.

The increase in residential real estate nonperforming loans has been the main driver of the overall increase in total nonperforming loans. Nonperforming loans increased $17.8 million, or 35.2%, since December 31, 2009, of which $15.5 million, or 87.3%, was in residential real estate loans. The residential portfolio presents a low risk of significant loss due to the Company’s conservative underwriting standards and low LTV ratios. Additionally, during the quarter, the Company analyzed the majority of its nonperforming loans for specific reserves and its on-going reappraisal process continued to support high collateral levels and coverage.

During the most recent quarter the loan portfolio experienced a moderate increase in nonperforming loans as compared to prior periods. In addition, total delinquencies declined slightly from the previous quarter. Criticized loans have declined and adversely classified loans have remained relatively flat since December 31, 2009.

The Company employs a formal quarterly process to assess the adequacy of the Company’s allowance for loan losses. The process is designed to adequately capture inherent losses in the loan portfolio. The Company continues to aggressively address and dispose of impaired and adversely classified assets particularly as it relates to loans with a potentially higher risk of loss. Net charge-offs and overall loan portfolio performance continues to remain well within expected ranges.

Table 10: Schedule of Allowance for Loan Losses

	At or For the Three Months		At or For the Six Months
	Ended June 30,		Ended June 30,

(Dollars in thousands)	2010	2009	2010	2009

Balance at beginning of period	$54,164	$50,635	$52,463	$49,911
Provision for loan losses	5,500	5,000	10,300	9,100
Charge-offs
Residential real estate loans	1,293	990	2,345	1,489
Commercial real estate loans	1,244	1,493	1,994	1,996
Commercial construction loans	832	264	953	2,046
Commercial business loans	1,459	1,346	2,406	2,151
Consumer loans	213	254	533	413

Total charge-offs	5,041	4,347	8,231	8,095

Recoveries
Residential real estate loans	8	103	11	137
Commercial real estate loans	-	-	-	-
Commercial construction loans	-	-	-	-
Commercial business loans	276	84	321	291
Consumer loans	38	27	81	158

Total recoveries	322	214	413	586

Net charge-offs	4,719	4,133	7,818	7,509

Balance at end of period	$54,945	$51,502	$54,945	$51,502

Net charge-offs to average loans (annualized)	0.39%	0.33%	0.33%	0.30%
Allowance for loan losses to total loans	1.11	1.06	1.11	1.06
Allowance for loan losses to nonperforming loans	80.45	93.86	80.45	93.86
Net charge-offs to allowance for loan losses	8.59	8.02	14.23	14.58
Total recoveries to total charge-offs	6.39	4.92	5.02	7.24

Loans Held for Sale
 The Company currently sells the majority of its originated fixed rate residential real estate loans with terms of 15 years or more. Loans held for sale were $13.4 million at June 30, 2010, a decrease of $1.3 million from $14.7 million at December 31, 2009. The decrease is primarily due to a combination of market rates and the Company retaining a higher percentage of residential mortgage originations in the first half of 2010. During the year, the Company originated approximately $110.4 million mortgage loans for sale. The Company originates both fixed-rate mortgage loans and small business loans (“SBA”) for sale in the secondary market.

Goodwill and Identifiable Intangible Assets
At June 30, 2010, the Company had intangible assets of $558.6 million, a decrease of $3.9 million, from $562.5 million at December 31, 2009. The decrease is due to year-to-date amortization expense for core deposit and customer relationships.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value, an impairment charge is recorded to income.

Goodwill is not amortized, but instead is reviewed for impairment on an annual basis and more frequently if circumstances exist that indicates a possible reduction in the fair value of the business below its carrying value. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit. The Company engaged an external third party to assist with the annual test for goodwill impairment during the first quarter of 2010. The analysis performed evaluated the fair value of the reporting unit using a combination of four valuation methodologies including; the Public Market Peers approach, the Comparable Transactions approach, the Control Premium approach and a Discounted Cash Flow approach. Based on the analysis, the Company concluded that the reporting unit was not at risk of failing Step 1 of the impairment test; therefore, an impairment charge was not deemed necessary. No events or circumstances subsequent to the analysis through June 30, 2010 indicate that the carrying value of the Company’s goodwill may not be recoverable.

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

Deposits
 The Company receives retail and commercial deposits through its main office and 87 additional banking offices throughout Connecticut (76 locations) and Massachusetts (12 locations). Customers can also access their accounts through ATMs, internet banking and telephone banking. Customer deposits generated through the NewAlliance banking network are the largest source of funds used to support asset growth.

Table 11: Deposits

	June 30,	December 31,
(In thousands)	2010	2009

Savings	$1,798,881	$1,817,787
Money market	915,510	790,453
NOW	406,069	400,176
Demand	568,414	534,180
Time	1,447,872	1,481,446

Total deposits	$5,136,746	$5,024,042

As displayed in Table 11, deposits increased $112.7 million compared to December 31, 2009. The Company’s strategy has been to increase core deposits and reduce rates paid on interest bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. Through well-designed product offerings, the Company has been able to grow core deposits by $146.3 million, particularly through the Company’s money market products. Money market deposits have shown significant increases and have grown approximately $125.0 million since year end due to the premium money market product which offers competitive pricing with a tiered rate structure. The Company has executed several marketing programs, including telephone and direct mail campaigns to retain valued, higher-balance deposit accounts through the cross-sell strategy of offering our “best” banking product – Premium Alliance Checking and its companion accounts – Premium Savings and Premium Money Market. Partially offsetting the growth in core deposits was a decrease in time deposit accounts of approximately $34.0 million, as the Company repriced maturing CD’s at reduced rates causing retention of time deposits to drop. However, the Company was able to retain a portion of maturing time deposit accounts through the free savings and premium money market products that offer competitive interest rates.

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

The following table summarizes the Company’s recorded borrowings at June 30, 2010.

Table 12: Borrowings
	June 30,	December 31,
(In thousands)	2010	2009

FHLB advances (1)	$1,900,561	$1,755,533
Repurchase agreements	100,951	112,095
Mortgage loans payable	1,085	1,165
Junior subordinated debentures issued to affiliated trusts (2)	21,135	21,135

Total borrowings	$2,023,732	$1,889,928

(1)

Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $2.4 million and $3.1 million at June 30, 2010 and December 31, 2009, respectively. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining terms using the level yield method.

(2)

The trusts were organized to facilitate the issuance of "trust preferred" securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

Borrowings were $2.02 billion at June 30, 2010, an increase of $133.8 million from the balance recorded at December 31, 2009, and were mainly in FHLB advances. This increase represents the Company taking advantage of reduced rates offered by the FHLB for advances that were competitive with current market deposit rates. Combined with the growth in our core deposits, the advances assist the Company with the growth in our loan portfolio, to invest in securities and meet other liquidity needs, while effectively managing interest rate risk. At June 30, 2010, all of the Company’s outstanding FHLB advances were at fixed rates ranging from 0.22% to 8.17%.

Stockholders’ Equity
Total stockholders’ equity equaled $1.46 billion at June 30, 2010, an increase of $29.2 million compared to $1.43 billion at December 31, 2009. The increase was primarily due to earnings of $32.7 million and the increase in the fair market value of available-for-sale investment securities of $16.7 million, net of tax. The increase in equity was partially offset by the acquisition of treasury stock totaling $11.3 million and $14.0 million for the payment of cash dividends declared on our common stock during the six months ended June 30, 2010. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below.

Dividends declared during the six months ended June 30, 2010 and 2009 were $0.14 per share. On July 27, 2010, we declared a $0.07 per share cash dividend payable on August 19, 2010 to shareholders of record on August 9, 2010. This will be the Company’s 25th consecutive quarterly dividend payment. Book value per share amounted to $13.93 and $13.53 at June 30, 2010 and December 31, 2009, respectively, and tangible book value amounted to $8.62 and $8.23 at the same dates, respectively.

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

Gap Analysis
 The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At June 30, 2010, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was positive $418.3 million, or 4.80% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the yield curve as of June 30, 2010 was utilized. This yield curve was utilized due to the recent excessive volatility in the rate markets as well as due to the comments from various Federal Reserve Bank (“FRB”) officials that interest rates would likely remain flat for an extended period. As of June 30, 2010, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve-month period as compared to the forecasted net interest income in the base case scenario are as follows:

Percentage change in
estimated net interest
income over twelve months

100 basis point upward shock in interest rates	3.68%

25 basis point downward shock in interest rates	-1.16%

As of June 30, 2010, a downward rate shock of 25 basis points was a realistic representation of the risk of falling rates as the FRB has reduced the overnight lending rate target to a range between 0.00% and 0.25%. For an increase in rates, an upward rate shock of 100 basis points is also a relevant representation of potential risk given the recent beginnings of an economic rebound due to the past reductions in the federal funds rate, the benefits of the government stimulus package and the expansion of the FRB’s balance sheet.

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

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At June 30, 2010, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $380.1 million, or 4.4% of total assets.

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

The Company has used borrowings from the Federal Home Loan Bank of Boston to fund loan growth while managing interest rate risk and liquidity. At June 30, 2010, total borrowings from the Federal Home Loan Bank amounted to $1.90 billion, exclusive of $2.4 million in purchase accounting adjustments, and the Company had the immediate capacity to increase that total to $2.23 billion. Additional borrowing capacity of approximately $1.53 billion would be readily available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At June 30, 2010 the Company’s repurchase agreement lines of credit with four large broker dealers totaled $200.0 million, $175.0 million of which was available on that date. Agreement terms vary based on the collateral submitted.

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

At June 30, 2010, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $993.4 million. Commitments generally have fixed expiration dates or other termination clauses, therefore, total commitment amounts do not necessarily represent future cash requirements. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits maturing within one year from June 30, 2010 amount to $941.4 million. FHLB advances maturing within one year from June 30, 2010 amount to $518.7 million and interest payments of approximately $15.2 million are payable within that same time frame.

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

At June 30, 2010, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $895.1 million, or 11.2% of average assets, which is above the threshold level of $400.7 million, or 5.0% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 20.0% and the Total risk-based capital ratio stood at 21.2%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $775.1 million, or 9.7% of average assets, which is above the required level of $320.2 million or 4.0%. The Tier 1 risk-based capital ratio was 17.3% and the Total risk-based capital ratio was 18.5%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Management of Market and Interest Rate Risk” on pages 53 through 55.

Item 4. Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) or Rule 15(d)-15(e) under the Exchange Act) as of June 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the second quarter 2010.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) The following table sets forth information about the Company’s stock repurchases for the three months ended June 30, 2010.

		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
Period
April 1-30, 2010		0	$ -	0	2,303,813 shares
May 1-31, 2010		500,000	$ 11.71	500,000	1,803,813 shares
June 1-30, 2010	(1)	385,013	$ 11.34	381,875	1,421,938 shares
Total		885,013	$ 11.55	881,875

On January 31, 2006, the Company’s second stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan.

(1)	Includes 3,138 shares of common stock withheld by the Company to satisfy tax withholding requirements on the vesting of shares under the Company’s benefit plans.

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

10.13	General Severance Plan. Incorporated herein by reference is Exhibit 10.13 filed with the Company’s Annual Report on Form 10-K, filed February 27, 2009.
10.14	Form of Performance Share Award Agreement (for senior officers). Incorporated herein by reference is Exhibit 10.14 filed with the Company Current Report on Form 8-K, filed June 1, 2009.
10.15	Form of Restricted Stock Award Agreement (for senior officers). Incorporated herein by reference is Exhibit 10.15 filed with the Company Current Report on Form 8-K, filed June 1, 2009.
10.16	Form of Stock Option Award Agreement (for senior officers). Incorporated herein by reference is Exhibit 10.16 filed with the Company Current Report on Form 8-K, filed June 1, 2009.
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

NewAlliance Bancshares, Inc.

By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer

Date:	August 4, 2010