Form 10-Q/A
period 2010-06-30
NEWALLIANCE BANCSHARES INC
filed 2010-09-03
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
June 30, 2010.
OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
__________________ to __________________.

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

NewAlliance Bancshares, Inc
Explanatory Note

          The purpose of this Amendment No. 1 on Form 10-Q/A to NewAlliance Bancshares, Inc’s quarterly report on Form 10-Q for the period ended June 30, 2010, filed with the Securities Commission on August 6, 2010 (“the Form 10-Q”) is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from NewAlliance Bancshares, Inc’s Form 10-Q, formatted in eXtensible Business Reporting Language (XBRL):

          EX-101 XBRL Instance Document
          EX-101 XBRL Schema Document
          EX-101 XBRL Calculation Linkbase Document
          EX-101 XBRL Labels Linkbase Document
          EX-101 XBRL Presentation Linkbase Document
          EX-101 XBRL Definition Linkbase Document

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect events that may have occurred susbsequent to the original filing date of the Form 10-Q and does not modify or update in any way disclosures made in the original Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those Sections.

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

14		Code of Ethics for Senior Financial Officers. Incorporated herein by reference is Exhibit 14 filed with the Company’s Annual Report on Form 10-KT, filed March 30, 2004.
21		Subsidiaries of NewAlliance Bancshares, Inc. and NewAlliance Bank. Incorporated herein by reference is Exhibit 21 filed with the Company’s Annual Report on Form 10-K, filed March 1, 2007.
23.1		Consent of PricewaterhouseCoopers LLP. Incorporated herein by reference is Exhibit 23.1 filed with the Company’s Annual Report on Form 10-K, filed February 26, 2010.
31.1	**	Certification of Peyton R. Patterson pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
31.2	**	Certification of Glenn I. MacInnes pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (filed herewith).
32.1	**	Certification of Peyton R. Patterson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	**	Certification of Glenn I. MacInnes pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	*
The following financial information from NewAlliance Bancshares, Inc’s quarterly report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2010 and 2009, (ii) the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (iii) the Consolidated Statement of Changes in Stockholders Equity for the six months ended June 30, 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.

*		Furnished herewith.
**		Previously filed as an exhibit to NewAlliance Bancshares Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed on August 4, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Glenn I. MacInnes

Glenn I. MacInnes
Executive Vice President and Chief Financial Officer

Date:	September 3, 2010