Form 10-Q
period 2010-09-30
NEWALLIANCE BANCSHARES INC
filed 2010-11-09
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission File Number: 001-32007

NEWALLIANCE BANCSHARES, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	52-2407114

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, New Haven, Connecticut	06510

(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	[ ]	Yes	[ X]	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (par value $.01)	105,077,475

Class	Outstanding at November 5, 2010

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

New Alliance Bancshares, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share data) (Unaudited)	2010	2009

Assets
Cash and due from banks	$122,334	$96,927
Short term investments	50,000	50,000

Cash and cash equivalents	172,334	146,927
Investment securities available for sale, at fair value (note 4)	2,335,362	2,327,855
Investment securities held to maturity (note 4)	298,495	240,766
Loans held for sale (includes $25,647 at September 30, 2010 and
$12,908 at December 31, 2009 measured at fair value)	27,229	14,659
Loans, net (note 5)	5,014,100	4,709,582
Federal Home Loan Bank of Boston stock	120,821	120,821
Premises and equipment, net	58,395	57,083
Cash surrender value of bank owned life insurance	135,877	140,153
Goodwill (note 6)	527,167	527,167
Identifiable intangible assets (note 6)	29,501	35,359
Other assets (note 7)	106,994	113,941

Total assets	$8,826,275	$8,434,313

Liabilities
Deposits (note 8)
Non-interest bearing	$581,293	$534,180
Savings, interest-bearing checking and money market	3,097,792	3,008,416
Time	1,459,775	1,481,446

Total deposits	5,138,860	5,024,042
Borrowings (note 9)	2,122,596	1,889,928
Other liabilities	91,451	85,390

Total liabilities	7,352,907	6,999,360

Commitments and contingencies (note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares;	-	-
none issued
Common stock, $0.01 par value; authorized 190,000 shares;
issued 121,486 shares at September 30, 2010 and December 31, 2009	1,215	1,215
Additional paid-in capital	1,245,592	1,245,489
Unallocated common stock held by ESOP	(85,977)	(88,721)
Unearned restricted stock compensation	(7,326)	(12,389)
Treasury stock, at cost (16,409 shares at September 30, 2010 and
15,435 shares at December 31, 2009)	(222,860)	(211,582)
Retained earnings	512,678	486,974
Accumulated other comprehensive income (note 17)	30,046	13,967

Total stockholders’ equity	1,473,368	1,434,953

Total liabilities and stockholders’ equity	$8,826,275	$8,434,313

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data) (Unaudited)	2010	2009	2010	2009

Interest and dividend income
Residential real estate loans	$30,288	$31,983	$89,561	$100,358
Commercial real estate loans	18,994	17,791	55,909	52,855
Commercial business loans	6,846	5,419	17,631	16,658
Consumer loans	7,826	8,517	23,908	25,821
Investment securities	24,420	28,495	75,759	85,070
Federal funds sold and other short-term investments	46	63	112	342

Total interest and dividend income	88,420	92,268	262,880	281,104

Interest expense
Deposits	12,007	18,930	38,353	63,048
Borrowings	16,067	21,576	50,799	68,374

Total interest expense	28,074	40,506	89,152	131,422

Net interest income before provision for loan losses	60,346	51,762	173,728	149,682

Provision for loan losses	4,000	5,433	14,300	14,533

Net interest income after provision for loan losses	56,346	46,329	159,428	135,149

Non-interest income
Depositor service charges	7,210	7,270	21,375	20,175
Loan and servicing income, net	689	322	1,357	498
Trust fees	1,590	1,569	4,764	4,219
Investment management, brokerage and insurance fees	1,319	1,700	4,135	5,514
Bank owned life insurance	822	882	5,131	2,652
Other-than-temporary impairment losses on securities	-	-	(30)	(2,522)
Less: Portion of loss recognized in other comprehensive income (before taxes)	(378)	-	(900)	1,896

Net impairment losses on securities recognized in earnings	(378)	-	(930)	(626)

Net gain on sale of securities	799	2,029	1,549	6,139

Net securities gain	421	2,029	619	5,513

Mortgage origination activity and loan sale income	1,150	1,268	2,449	4,768
Net gain (loss) on limited partnerships	399	284	3,103	(375)
Other	1,018	1,125	2,971	3,039

Total non-interest income	14,618	16,449	45,904	46,003

Non-interest expense
Salaries and employee benefits (notes 10 & 11)	25,606	22,443	71,809	65,281
Occupancy	4,480	4,287	13,195	13,686
Furniture and fixtures	1,487	1,419	4,258	4,348
Outside services	4,279	4,779	14,146	14,584
Advertising, public relations, and sponsorships	1,779	1,869	4,796	3,984
Amortization of identifiable intangible assets	1,953	2,122	5,858	6,379
FDIC insurance premiums	1,891	1,880	5,646	8,717
Merger related charges	4,585	4	5,089	27
Other	4,186	3,439	11,277	10,023

Total non-interest expense	50,246	42,242	136,074	127,029

Income before income taxes	20,718	20,536	69,258	54,123

Income tax provision (note 12)	6,802	7,916	22,636	19,805

Net income	$13,916	$12,620	$46,622	$34,318

Basic earnings per share (note 18)	$0.14	$0.13	$0.47	$0.35
Diluted earnings per share (note 18)	0.14	0.13	0.47	0.35
Weighted-average shares outstanding (note 18)
Basic	98,285	99,507	98,693	99,292
Diluted	98,487	99,570	98,772	99,298
Dividends per share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Nine Months Ended September 30, 2010	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data) (Unaudited)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income	Equity

Balance December 31, 2009	106,051	$1,215	$1,245,489	$(88,721)	$(12,389)	$(211,582)	$486,974	$13,967	$1,434,953

Dividends declared ($0.21 per share)							(20,918)		(20,918)
Allocation of ESOP shares, net of tax			(313)	2,744					2,431
Treasury shares acquired (note 16)	(974)					(11,278)			(11,278)
Restricted stock expense					5,063				5,063
Stock option expense			416						416

Comprehensive income:
Net income							46,622		46,622
Other comprehensive income, net of tax (note 17)								16,079	16,079

Total comprehensive income									62,701

Balance September 30, 2010	105,077	$1,215	$1,245,592	$(85,977)	$(7,326)	$(222,860)	$512,678	$30,046	$1,473,368

See accompanying notes to consolidated financial statements.

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

(In thousands) (Unaudited)	2010	2009

Cash flows from operating activities
Net income	$46,622	$34,318
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	14,300	14,533
Net loss on OREO	101	160
Restricted stock compensation expense	5,063	4,482
Stock option compensation expense	416	243
ESOP expense	2,431	2,410
Amortization of identifiable intangible assets	5,858	6,379
Net amortization/accretion of fair market adjustments from net assets acquired	(1,220)	(2,294)
Net amortization/accretion of investment securities	7,789	4,089
Deferred income taxes	(2,894)	(1,912)
Depreciation and amortization of premises and equipment	4,752	4,860
Net gain on securities	(1,549)	(6,139)
Impairment losses on securities	930	626
Mortgage origination activity and loan sale income	(2,449)	(4,768)
Proceeds from sales of loans held for sale	211,202	408,122
Loans originated for sale	(221,323)	(412,742)
(Gain) loss on sale of fixed assets	(5)	20
Net (gain) loss on limited partnerships	(3,103)	375
Increase in cash surrender value of bank owned life insurance	(2,500)	(2,652)
Decrease in other assets	4,475	2,545
Increase in other liabilities	6,061	3,425

Net cash provided by operating activities	74,957	56,080

Cash flows from investing activities
Purchase of securities available for sale	(731,976)	(1,041,439)
Purchase of securities held to maturity	(140,637)	(22,431)
Proceeds from maturity, sales, calls and principal reductions of
securities available for sale	742,075	623,269
Proceeds from maturity, calls and principal reductions of
securities held to maturity	82,535	69,657
Proceeds from sales of fixed assets	6	32
Net (increase) decrease in loans held for investment	(321,962)	140,458
Proceeds from sales of other real estate owned	3,393	2,468
Proceeds from bank owned life insurance	6,776	263
Purchase of premises and equipment	(6,004)	(2,827)

Net cash used in investing activities	(365,794)	(230,550)

Cash flows from financing activities
Net increase in customer deposit balances	114,782	526,606
Net increase (decrease) in short-term borrowings	128,510	(50,727)
Proceeds from long-term borrowings	675,100	142,000
Repayments of long-term borrowings	(569,952)	(424,072)
Book under/(over) tax benefit of stock-based compensation	-	(84)
Acquisition of treasury shares	(11,278)	(4,736)
Dividends paid	(20,918)	(21,109)

Net cash provided by financing activities	316,244	167,878

Net increase (decrease) in cash and cash equivalents	25,407	(6,592)

Cash and equivalents, beginning of period	146,927	153,131

Cash and equivalents, end of period	$172,334	$146,539

Supplemental information
Cash paid for
Interest on deposits and borrowings	$90,418	$133,458
Income taxes paid, net	24,112	18,592
Noncash transactions
Loans transferred to other real estate owned	3,349	3,860

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

Management has determined that no subsequent events have occurred following the balance sheet date of September 30, 2010 which requires recognition or disclosure in the financial statements.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and short-term investments with original maturities of three months or less. At September 30, 2010, included in the balance of cash and due from banks were cash on hand of $122.3 million, which includes required reserves in the form of deposits with the Federal Reserve Bank (“FRB”) of approximately $34.1 million. Short-term investments included money market funds of $50.0 million at September 30, 2010.

Investment Securities

Marketable equity and debt securities are classified as either trading, available for sale, or held to maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At September 30, 2010 and December 31, 2009, the Company had no debt or equity securities classified as trading. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held to maturity are classified as available for sale. Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 14 of the Notes to Consolidated Financial Statements.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Loans Held for Sale

The Company currently sells the majority of originated fixed rate residential real estate loans with terms of 15 years and over. Mortgage loans held for sale are carried at fair value. Fair value is estimated using quoted loan market prices provided by government-sponsored entities of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). Further information regarding the fair value measurement of mortgage loans held for sale can be found in Note 14 of the Notes to Consolidated Financial Statements. Residential loans are sold by the Company without recourse. The Company currently sells these loans servicing released.

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

Trust Assets

The Bank had approximately $1.06 billion and $1.03 billion of assets under management at September 30, 2010 and December 31, 2009, respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements since they are not owned by the Bank. Trust income primarily consists of management fees based on the assets under management.

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

Merger Related Charges

The Company accounts for acquisitions in accordance with FASB ASC 805, Business Combinations. Costs that do not meet the conditions for inclusion in the allocation of acquisition cost, costs for contemplated acquisitions and recurring costs related to prior acquisitions are expensed as incurred and are reported in other non-interest expense. These charges consist primarily of

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

consulting, legal, system conversion, printing and advertising costs associated with acquired companies, acquisition targets and potential acquisition targets. Additionally, merger related charges include costs associated with the impending acquisition of the Company by First Niagara Financial Group, Inc. (“First Niagara”). For acquisitions completed after January 1, 2009, pursuant to new business combination accounting guidance, merger-related charges will also include acquisition related transaction and restructuring costs which were previously capitalized as part of the cost of the acquisition.

Related Party Transactions

Directors and executive officers of the Company and its subsidiaries and their associates have been customers of and have had transactions with the Company, and management expects that such persons will continue to have such transactions in the future.

Comprehensive Income

The purpose of reporting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income for the nine months ended September 30, 2010 in the Consolidated Statement of Changes in Stockholders’ Equity. The components of comprehensive income are presented in Note 17 of the Notes to Consolidated Financial Statements.

Segment Reporting

The Company’s only business segment is Community Banking. During the nine months ended September 30, 2010 and the years ended 2009 and 2008, this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by FASB ASC 820, Segment Reporting.

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

Earnings per share for the three and nine months ended September 30, 2010 and 2009 can be found in Note 18 of the Notes to Consolidated Financial Statements.

2.	Agreement and Plan of Merger

On August 18, 2010, the Company entered into a merger agreement whereby First Niagara will acquire the Company in a stock and cash transaction valued at $1.5 billion. If the merger agreement is approved and the merger is subsequently completed, NewAlliance will become a direct, wholly owned subsidiary of First Niagara. The shares of NewAlliance common stock owned by each NewAlliance stockholder will be converted, at the election of such stockholder, but subject to certain agreed adjustment, election and allocations procedures, into the right to receive one of the following:

• for each NewAlliance share owned by such stockholder, $14.28 in cash, without interest (the “Cash Consideration”);
• for each NewAlliance share owned by such stockholder, 1.10 shares of First Niagara common stock (the “Stock Consideration”); or
• a combination of the Cash Consideration and the Stock Consideration.

As a result of the elective option, the acquisition consideration each Company shareholder elects to receive may be adjusted as necessary so that 86% of NewAlliance common stock will be converted to First Niagara common stock.

As a result of the merger, NewAlliance stockholders who receive Stock Consideration will become stockholders of First Niagara.

The Merger Agreement has been unanimously approved by the board of directors of each of the Company and First Niagara. Subject to the approval of the Company’s common stockholders of the Merger, the approval of First Niagara’s common stockholders of a stock issuance in connection with the Merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the merger early in the second quarter of 2011.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

First Niagara is a Delaware corporation that provides a wide range of retail and commercial banking as well as other financial services. As of September 30, 2010, First Niagara had approximately $21.0 billion of assets, $13.0 billion in deposits and 255 full service branch locations across Upstate New York and Pennsylvania.

3.	Recent Accounting Pronouncements

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

Investments – Debt and Equity Securities (Topic 320)

In April 2009, the FASB issued new guidance on the Recognition and Presentation of Other-Than-Temporary Impairments (FASB ASC 320-10), which amends FASB ASC 320, Investments – Debt and Equity Securities, to make the other-than-temporary impairment (“OTTI”) guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. When an other-than-temporary impairment exists under this stated assertion, the amount of impairment related to the credit loss component would be recognized in earnings while the remaining amount would be recognized in other comprehensive income. This guidance provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this amendment does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This new guidance does not amend existing recognition and measurement guidance for other-than-temporary impairments of equity securities. This guidance was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect early application and the adoption resulted in a $1.0 million cumulative effect adjustment, net of taxes, to increase retained earnings and decrease accumulated other comprehensive income as of April 1, 2009 for the non-credit component of debt securities for which an other-than-temporary impairment was previously recognized. Refer to Note 4 of the Notes to Consolidated Financial Statements for further information on the Company’s adoption of this guidance.

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

The following table presents the amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities for the periods presented:

	September 30, 2010				December 31, 2009

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$-	$-	$-	$-	$597	$-	$-	$597
U.S. Government sponsored
enterprise obligations	445,886	8,884	(6)	454,764	198,692	1,621	(583)	199,730
Corporate obligations	8,108	764	-	8,872	8,139	378	-	8,517
Other bonds and obligations	13,496	209	(1,347)	12,358	14,625	127	(1,518)	13,234
Auction rate certificates	-	-	-	-	27,550	-	(2,755)	24,795
Marketable equity securities	8,089	32	-	8,121	8,567	216	-	8,783
Trust preferred equity securities	47,856	57	(12,153)	35,760	48,754	-	(15,458)	33,296
Private label residential mortgage-backed securities	20,459	22	(1,102)	19,379	23,871	-	(3,015)	20,856
Residential mortgage-backed securities	1,720,767	75,341	-	1,796,108	1,951,297	68,393	(1,643)	2,018,047

Total available for sale	2,264,661	85,309	(14,608)	2,335,362	2,282,092	70,735	(24,972)	2,327,855

Held to maturity
Residential mortgage-backed securities	288,785	11,589	-	300,374	230,596	11,360	-	241,956
Other bonds	9,710	362	-	10,072	10,170	243	(38)	10,375

Total held to maturity	298,495	11,951	-	310,446	240,766	11,603	(38)	252,331

Total securities	$2,563,156	$97,260	$(14,608)	$2,645,808	$2,522,858	$82,338	$(25,010)	$2,580,186

The securities portfolio is reviewed on a monthly basis for the presence of other-than-temporary impairment (“OTTI”). In accordance with OTTI guidance issued by the FASB in 2009, credit related OTTI for debt securities is recognized in earnings while non-credit related OTTI is recognized in other comprehensive income (“OCI”) if there is no intent to sell or will not be required to sell the security. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. During the second and third quarters of 2010, the Company recorded OTTI losses on a debt security in accordance with this FASB guidance, as described below.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

During the three months ended September 30, 2010 and June 30, 2010, a pooled trust preferred security, which had a previous credit related impairment charge during 2009, was deemed to have additional credit related OTTI loss in the amount of $378,000 and $552,000, respectively. These credit related impairments were based on further declines in expected cash flows and were reclassified from other comprehensive income as they were previously recognized as non-credit related. Management utilizes nine cash flow scenarios received from the underwriter to analyze this security for potential OTTI. The nine scenarios cover various default rates, recovery rates and prepayment options over different time periods. Two of the nine cash flow analyses continue to indicate impairment over the life of the security, the driver of which is the recovery rate, modeled at 0%. Past history of the security indicates that there have not been any recoveries to date from securities that have defaulted. Based on these factors, management recorded a credit related impairment of $378,000 in the third quarter. The credit impairments represent the average loss of the two negative cash flow analyses at each period. After the write-down, the pooled trust preferred security had an amortized cost and fair value of approximately $497,000 and $221,000, respectively. There is no intent to sell nor is it more likely than not that the Company will be required to sell this security.

The following tables present the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous unrealized loss position for more than one year as of September 30, 2010 and December 31, 2009. Of the securities summarized, two issues have an unrealized loss for less than twelve months and 31 have unrealized losses for twelve months or more at September 30, 2010. This compares to a total of 72 issues that had an unrealized loss at December 31, 2009.

	September 30, 2010

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$-	$-	$2,397	$(6)	$2,397	$(6)
Corporate obligations	-	-	-	-	-	-
Other bonds and obligations	-	-	6,729	(1,347)	6,729	(1,347)
Auction rate certificates	-	-	-	-	-	-
Marketable equity securities	-	-	-	-	-	-
Trust preferred equity securities	-	-	33,203	(12,153)	33,203	(12,153)
Private label residential mortgage-backed securities	409	(1)	17,059	(1,101)	17,468	(1,102)
Residential mortgage-backed securities	-	-	-	-	-	-

Total securities with unrealized losses	$409	$(1)	$59,388	$(14,607)	$59,797	$(14,608)

	December 31, 2009

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$83,108	$(542)	$3,774	$(41)	$86,882	$(583)
Corporate obligations	-	-	-	-	-	-
Other bonds and obligations	942	(38)	6,558	(1,518)	7,500	(1,556)
Auction rate certificates	-	-	24,795	(2,755)	24,795	(2,755)
Marketable equity securities	-	-	-	-	-	-
Trust preferred equity securities	-	-	33,296	(15,458)	33,296	(15,458)
Private label residential mortgage-backed securities	-	-	20,856	(3,015)	20,856	(3,015)
Residential mortgage-backed securities	246,600	(1,643)	-	-	246,600	(1,643)

Total securities with unrealized losses	$330,650	$(2,223)	$89,279	$(22,787)	$419,929	$(25,010)

Management believes that no individual unrealized loss as of September 30, 2010 represents an other-than-temporary impairment, based on its detailed monthly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at September 30, 2010.

The unrealized loss on private label residential mortgage-backed securities is primarily concentrated in one BBB rated private-label mortgage-backed security which is substantially paid down, well seasoned and of an earlier vintage that has not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. Widening in non-agency mortgage spreads since the date purchased is the primary factor for the unrealized losses reported on

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

private label residential mortgage-backed securities. None of the securities are backed by subprime mortgage loans and none have suffered losses. Other than the BBB rated security, there is one security rated AA and the remaining securities are AAA rated. Management reviewed the above factors and issuer specific data and concluded that the private-label mortgage-backed securities are not other-than-temporarily impaired.

The unrealized loss on other bonds and obligations primarily relates to a position in an adjustable rate mortgage mutual fund. During 2009, the Company recorded an OTTI loss of $816,000 on this adjustable rate mortgage mutual fund due to a decrease in the credit quality of the security coupled with a loss recognized by the fund. As of September 30, 2010, the investment carries a market value to book value ratio of 83.32%, a weighted average underlying investment credit rating of AAA and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities and management has therefore concluded that the fund experienced no further OTTI in the nine months ended September 30, 2010.

Trust preferred securities include two pooled trust preferreds with an amortized cost of $5.2 million, one of which is rated BB and the other is rated CC at September 30, 2010. During 2009, the Company recorded a credit related impairment of $581,000 on the CC rated pooled trust preferred security based on a cash flow analysis and subsequent credit related impairments of $930,000 during the nine months ended September 30, 2010 as discussed above. The remaining $42.7 million of trust preferred securities are comprised of twelve “individual names” issues with the following ratings: $15.6 million rated A to A-, $25.6 million rated BBB- to BBB and $1.5 million rated BB. The unrealized losses reported for trust preferred securities relate to the financial and liquidity stresses in the fixed income markets and in the banking sector and are not reflective of individual stresses in the individual company names. The ratings on all of the issues with the exception of the CC rated pooled security have improved or remained the same since December 31, 2009. Additionally, there have not been any disruptions in the cash flows of these securities and all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferreds and the “individual names” trust preferred equity securities was completed by management. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management reviewed the above factors and issuer specific data and concluded that after the OTTI loss recorded on the CC rated pooled trust preferred security, these securities are not other-than-temporarily impaired.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2010	2009	2010	2009

Balance, beginning of period	$1,949	$626	$1,397	$-
Additions:
Initial credit impairments which were not previously recognized
as a component of earnings	-	-	-	626
Subsequent credit impairments	378	-	930	-
Reductions:
Securities sold	-	-	-	-

Balance, end of period	$2,327	$626	$2,327	$626

As of September 30, 2010, the amortized cost and fair values of debt securities and short-term obligations, by contractual maturity, are shown below. Expected maturities may differ from contracted maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

	Available for Sale		Held to Maturity

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value

September 30, 2010
Due in one year or less	$110,969	$110,229	$2,540	$2,565
Due after one year through five years	107,505	110,992	6,170	6,507
Due after five years through ten years	246,512	252,271	-	-
Due after ten years	50,360	38,262	1,000	1,000

Residential mortgage-backed securities	1,741,226	1,815,487	288,785	300,374

Total debt securities	$2,256,572	$2,327,241	$298,495	$310,446

Securities with a fair value of $743.4 million and $673.8 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, repurchase agreements and Federal Home Loan Bank of Boston (“FHLB”) borrowings.

The following table presents information related to realized gains and losses on sales of securities available for sale during the three and nine months ended September 30, 2010 and 2009.

	Debt Securities		Equity Securities

	Three Months Ended September 30,

(In thousands)	2010	2009	2010	2009

Realized gains	$599	$2,050	$200	$-
Realized losses	-	21	-	-

	Debt Securities		Equity Securities

	Nine Months Ended September 30,

(In thousands)	2010	2009	2010	2009

Realized gains	$1,349	$6,192	$200	$-
Realized losses	-	53	-	-

5.	Loans

The composition of the Company’s loan portfolio is as follows:

	September 30,	December 31,
(In thousands)	2010	2009

Residential real estate	$2,521,200	$2,382,514
Commercial real estate	1,225,179	1,100,880
Construction
Residential	17,359	13,789
Commercial	94,144	132,370
Commercial business	513,931	411,211
Consumer
Home equity and equity lines of credit	684,007	705,673
Other	12,862	15,608

Total consumer	696,869	721,281

Total loans	5,068,682	4,762,045
Allowance for loan losses	(54,582)	(52,463)

Total loans, net	$5,014,100	$4,709,582

As of September 30, 2010 and December 31, 2009, the Company’s residential real estate loan, residential construction loan, home equity loan and equity lines of credit portfolios are collateralized by one-to-four family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan and commercial construction portfolios are collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, plant and

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

equipment, collateralize the majority of the commercial business loan portfolio. The Company does not originate or directly invest in subprime loans.

Allowance for Loan Losses

The following table provides a summary of activity in the allowance for loan losses for the periods presented:

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,

(In thousands)	2010	2009	2010	2009

Balance at beginning of period	$54,945	$51,502	$52,463	$49,911
Provisions charged to operations	4,000	5,433	14,300	14,533
Charge-offs
Residential real estate loans	1,265	960	3,610	2,449
Commercial real estate loans	1,301	392	3,295	2,389
Commercial construction loans	-	1,010	953	3,055
Commercial business loans	1,678	3,166	4,084	5,317
Consumer loans	388	490	921	903

Total charge-offs	4,632	6,018	12,863	14,113

Recoveries
Residential real estate loans	4	3	15	140
Commercial real estate loans	-	538	-	538
Commercial construction loans	-	-	-	-
Commercial business loans	235	228	556	519
Consumer loans	30	34	111	192

Total recoveries	269	803	682	1,389

Net charge-offs	4,363	5,215	12,181	12,724

Balance at end of period	$54,582	$51,720	$54,582	$51,720

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

The following table provides a summary of nonperforming assets for the periods presented:

	September 30,	December 31,
(In thousands)	2010	2009

Nonaccrual loans	$68,293	$50,507
Other real estate owned	3,103	3,705

Total nonperforming assets	$71,396	$54,212

Troubled debt restructured loans included in nonaccrual loans above	$8,666	$3,294

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

6.	Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets are summarized as follows:

		Identifiable
		Intangible
(In thousands)	Goodwill	Assets

Balance, December 31, 2008	$527,167	$43,860
Amortization expense	-	(8,501)

Balance, December 31, 2009	527,167	35,359
Amortization expense	-	(5,858)

Balance, September 30, 2010	$527,167	$29,501

Estimated amortization expense for the year ending:
Remaining 2010		$1,952
2011		7,556
2012		7,556
2013		7,461
2014		3,617
2015		982
Thereafter		377

The Company completed its annual test for goodwill impairment during the first quarter of 2010 and no impairment charge was deemed necessary. There have been no impairments recorded for goodwill and identifiable intangible assets since inception.

The components of identifiable intangible assets are core deposit and customer relationships and had the following balances at September 30, 2010:

	Original		Balance
	Recorded	Cumulative	September 30,
(In thousands)	Amount	Amortization	2010

Core deposit and customer relationships	$86,908	$57,407	$29,501

7.	Other Assets

Selected components of other assets are as follows:

	September 30,	December 31,
(In thousands)	2010	2009

Deferred tax asset, net	$8,113	$14,078
Accrued interest receivable	31,897	33,078
Investments in limited partnerships and other investments	10,342	8,003
Receivables arising from securities transactions	14,863	14,165
Prepaid FDIC assessments	20,878	26,001
All other	20,901	18,616

Total other assets	$106,994	$113,941

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

8.	Deposits

A summary of deposits by account type is as follows:

	September 30,	December 31,
(In thousands)	2010	2009

Savings	$1,705,787	$1,817,787
Money market	993,570	790,453
NOW	398,435	400,176
Demand	581,293	534,180
Time	1,459,775	1,481,446

Total deposits	$5,138,860	$5,024,042

9.	Borrowings

The following is a summary of the Company’s borrowed funds:

	September 30,	December 31,
(In thousands)	2010	2009

FHLB advances (1)	$1,994,811	$1,755,533
Repurchase agreements	105,606	112,095
Mortgage loans payable	1,044	1,165
Junior subordinated debentures issued to affiliated trusts (2)	21,135	21,135

Total borrowings	$2,122,596	$1,889,928

(1)	Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $2.1 million and $3.1 million at September 30, 2010 and December 31, 2009, respectively. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining terms using the level yield method.

(2)	The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. (“Westbank”). The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

FHLB advances are secured by the Company’s investment in FHLB stock, a blanket security agreement and other eligible investment securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. Investment securities currently maintained as collateral are all U.S. Agency mortgage-backed securities. At September 30, 2010 and December 31, 2009, the Bank was in compliance with the FHLB collateral requirements. At September 30, 2010, the Company could immediately borrow an additional $217.2 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity of approximately $1.51 billion would be available by pledging additional eligible securities as collateral. The Company also has borrowing capacity at the Federal Reserve Bank of Boston’s discount window, which was approximately $94.4 million as of September 30, 2010, all of which was available on that date. Repurchase agreements with commercial or municipal customers or dealer/brokers are secured by the Company’s investment in specific issues of agency mortgage-backed securities and agency obligations of $23.5 million and $101.5 million, respectively, as of September 30, 2010. Repurchase agreement lines of credit with four large broker-dealers totaled $200.0 million at September 30, 2010, with availability of $175.0 million. At September 30, 2010, all of the Company’s $1.99 billion outstanding FHLB advances were at fixed rates ranging from 0.34 % to 8.17%. The weighted average rate for all FHLB advances at September 30, 2010 was 3.03%.

10.	Pension and Other Postretirement Benefit Plans

The Company provides various defined benefit and other postretirement benefit plans (postretirement health and life insurance benefits) to substantially all employees hired prior to January 1, 2008. The Company also has supplemental retirement plans (the “Supplemental Plans”) that provide benefits for certain key executive officers. Benefits under the supplemental plans are based on a predetermined formula and are reduced by other benefits. The liability arising from these plans is being accrued over the participants’ remaining periods of service so that at the expected retirement dates, the present value of the annual payments will have been expensed. Due to the retirement of an executive officer, the Company recorded additional expense of approximately $1.3 million for the supplemental executive retirement plans in the third quarter of 2010.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table presents the amount of net periodic pension cost for the three months ended September 30, 2010 and 2009.

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2010	2009	2010	2009	2010	2009

Service cost - benefits earned during the period	$853	$809	$145	$112	$62	$55
Interest cost on projected benefit obligation	1,471	1,430	163	194	80	89
Expected return on plan assets	(1,693)	(1,741)		-	-	-
Amortization:
Transition	-	-	-	-	13	13
Prior service cost	14	13	2	2	-	-
Loss (gain)	324	204	1,322	-	(40)	(43)

Net periodic benefit cost	$969	$715	$1,632	$308	$115	$114

The following table presents the amount of net periodic pension cost for the nine months ended September 30, 2010 and 2009.

			Supplemental
			Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2010	2009	2010	2009	2010	2009

Service cost - benefits earned during the period	$2,559	$2,426	$422	$338	$185	$164
Interest cost on projected benefit obligation	4,414	4,291	510	583	240	268
Expected return on plan assets	(5,079)	(5,224)	-	-	-	-
Amortization:
Transition	-	-	-	-	39	39
Prior service cost	40	40	5	5	-	-
Loss (gain)	972	612	1,322	(1)	(120)	(129)

Net periodic benefit cost	$2,906	$2,145	$2,259	$925	$344	$342

In connection with its conversion to a state-chartered stock bank, the Company established an employee stock ownership plan (“ESOP”) to provide substantially all employees of the Company the opportunity to become stockholders. The ESOP borrowed $109.7 million of a $112.0 million line of credit from the Company and used the funds to purchase 7,454,562 shares of common stock in the open market subsequent to the subscription offering. Loan payments are made quarterly principally from the Bank’s discretionary contributions to the ESOP. The unallocated ESOP shares are pledged as collateral on the loan which has a maturity date of March 31, 2034.

At September 30, 2010, the loan had an outstanding balance of $95.7 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unearned ESOP shares are not considered outstanding and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this difference will be credited or debited to equity. The Company will receive a tax deduction equal to the cost of the shares released to the extent of the principal paydown on the loan by the ESOP. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the three and nine months ended September 30, 2010 was approximately $748,000 and $2.3 million. The ESOP compensation expense for the three and nine months ended September 30, 2009 was approximately $733,000 and $2.2 million. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

The ESOP shares as of September 30, 2010 were as follows:

Shares released for allocation	1,598,733
Unreleased shares	5,855,829

Total ESOP shares	7,454,562

Market value of unreleased shares at September 30, 2010 (in thousands)	$73,901

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Under the terms of the merger agreement with First Niagara, the Company will terminate the ESOP immediately prior to the time the merger becomes effective. The Company will take all necessary actions to extinguish the balance of the ESOP loan as of the merger closing date.

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

The LTCP allows for the issuance of up to 11.4 million Options or Stock Appreciation Rights and up to 4.6 million Stock Awards or Performance Awards. As of September 30, 2010, a mix of stock options, restricted stock and performance-based restricted shares were awarded to employees. Due to terms of the pending acquisition agreement with First Niagara, no further awards will be granted and outstanding unvested awards will become fully vested upon the effective time of the merger.

Option Awards

Options awarded to date are for a term of ten years and total approximately 10.0 million shares. The majority of these options were awarded on the original award date of June 17, 2005 and these 2005 option awards had the following vesting schedule: 40% vested at year-end 2005 and 20% vested at year-end 2006, 2007 and 2008, respectively. Subsequent awards have vesting periods of either three or four years. The Company assumed a 2.9% average forfeiture rate on options granted subsequent to June 17, 2005 as the majority of the options were awarded to senior level management. Compensation expense recorded on options for the three and nine months ended September 30, 2010 was $167,000 and $416,000, respectively, or after tax expense of approximately $108,000 and $268,000, respectively. Compensation expense for the three and nine months ended September 30, 2009 was $111,000 and $243,000, respectively, or after tax expense of approximately $72,000 and $157,000, respectively, was recorded. The Company anticipates that it will record expense of $576,000 in 2010 and $1.5 million in 2011. The anticipated expense for 2011 factors in the full vesting of outstanding option awards.

Options to purchase 416,568 shares and 473,109 shares were granted to employees during the nine months ended September 30, 2010 and September 30, 2009, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $2.10 and $2.37 per share for the options which were granted in 2010 and 2009, respectively. The weighted-average assumptions for the nine months ended September 30, 2010 and 2009 are presented in the following table.

	2010	2009

Risk-free interest rate	2.59%	2.64%
Expected dividend yield	2.37%	2.15%
Expected volatility	19.83%	19.32%
Expected life (years)	6.25	6.25

A summary of option activity as of September 30, 2010 and changes during the period ended is presented below.

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	7,884,801	$14.30
Granted	416,568	11.81
Exercised	-	-
Forfeited/cancelled	(23,722)	12.92
Expired	(800,264)	14.39

Options outstanding at September 30, 2010	7,477,383	$14.15	5.32	$467

Options exercisable at September 30, 2010	6,603,499	$14.38	4.83	$16

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the nonvested options during the nine months ended September 30, 2010.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2010	631,154	$2.38
Granted	416,568	2.10
Vested	(150,116)	2.39
Forfeited / Cancelled	(23,722)	2.34

Nonvested at September 30, 2010	873,884	$2.25

Restricted Stock and Performance-Based Restricted Stock Awards

To date, approximately 4.0 million shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and these 2005 awards have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards have vesting schedules of three years, four years, or cliff vest after three years. During the nine months ended September 30, 2010, the Company granted approximately 262,000 restricted stock awards.

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

Total restricted stock compensation expense, including performance shares, for the three months ended September 30, 2010 and 2009 was approximately $1.9 million and $1.6 million or after tax expense of approximately $1.4 million and $1.2 million, respectively. For the nine months ended September 30, 2010 and 2009, compensation expense was $5.1 million and $4.5 million or after tax expense of approximately $3.9 million and $3.4 million was recorded. Due to the terms of the pending acquisition agreement with First Niagara, additional awards will not be granted. The Company anticipates that it will record expense of approximately $7.0 million during 2010 and $7.6 million in 2011. The anticipated expense for 2011 factors in the full vesting of outstanding stock awards.

The following table summarizes the nonvested restricted stock and performance-based restricted stock awards during the six months ended September 30, 2010.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2010	1,225,063	$14.37
Granted	261,755	13.39
Vested	(395,928)	14.29
Forfeited / Cancelled	(58,185)	14.49

Nonvested at September 30, 2010	1,032,705	$14.15

12.	Income Taxes

The Company has transactions in which the related tax effect was recorded directly to stockholders’ equity or goodwill instead of operations, including the tax effects of unrealized gains and losses on available for sale securities and excess tax benefits related to stock awards. Deferred taxes charged to goodwill were in connection with prior acquisitions. The Company had a net deferred tax asset of $8.1 million and $14.1 million at September 30, 2010 and December 31, 2009, respectively.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009, the Company has a valuation allowance of $826,000 and $1.5 million, respectively, for the tax effect of capital loss carryforwards associated with realized and unrealized capital losses on capital assets, of which $467,000 and $462,000, respectively, was recorded as an adjustment to other comprehensive income and the remainder had an effect on continuing operations.

The components of income tax expense are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2010	2009	2010	2009

Current tax expense
Federal	$8,942	$9,877	$24,858	$21,202
State	250	191	672	515

Total current	9,192	10,068	25,530	21,717

Deferred tax expense, net of valuation reserve
Federal	(2,338)	(2,152)	(2,831)	(1,912)
State	(52)	-	(63)	-

Total deferred	(2,390)	(2,152)	(2,894)	(1,912)

Total income tax expense	$6,802	$7,916	$22,636	$19,805

The allocation of changes in net deferred tax assets involving items charged to income, items charged directly to shareholders’ equity and items charged to goodwill is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2010	2009	2010	2009

Deferred tax asset allocated to:
Stockholders’ equity, tax effect of net unrealized gain on investment securities available for sale, net of valuation allowance	$(289)	$7,425	$8,860	$15,946
Reclass as a result of adoption of new OTTI accounting pronouncement	-	-	-	578
Income	(2,390)	(2,152)	(2,894)	(1,912)

Total change in deferred tax assets, net	$(2,679)	$5,273	$5,966	$14,612

The Company accounts for uncertainty in income taxes in accordance with FASB ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

September 30,
(In thousands)	2010

Balance, beginning of period	$400
Additions for tax positions of current year	-
Additions for tax positions of prior year	-
Reductions for tax positions of prior year	(140)

Balance, end of period	$260

Included in the balance at September 30, 2010 is $260,000 of tax positions for which the ultimate deductibility is highly uncertain and for which the disallowance of the tax position would affect the annual effective tax rate The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2010, the Company has accrued approximately $65,000 in interest and penalties.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2006. In the third quarter of 2008, the IRS commenced an examination of the 2006 and 2007 tax years for Westbank. As of September 30, 2010, the IRS has completed the audits of the Westbank 2006 and 2007 tax years as well as the audit of the Company’s 2006 and 2007 tax years. There were no adjustments to Westbank’s or the Company’s tax returns for the audited tax years.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

	The table below summarizes the Company’s commitments and contingencies discussed above.

		September 30,	December 31,
	(In thousands)	2010	2009

	Loan origination commitments	$252,801	$146,369
	Unadvanced portion of construction loans	70,888	40,700
	Standby letters of credit	11,824	6,587
	Unadvanced portion of lines of credit	636,837	608,854

	Total commitments	$972,350	$802,510

	Other Commitments

As of September 30, 2010 and December 31, 2009, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $1.4 million which constitutes the Company’s maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

	Legal Proceedings

In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity. Certain legal proceedings in which we are involved relate to the merger with First Niagara. A description of these legal proceedings can be found in Part II, Item 1. Legal Proceedings, of this report.

14.	Fair Value Measurements

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

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Company and the difference could be material.

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

At September 30, 2010, mortgage loans held for sale pursuant to forward loan sale commitments had a fair value of $25.6 million, which includes a positive fair value adjustment of $18,000. For the three months ended September 30, 2010, there were losses from fair value changes of $114,000 and there were gains of $239,000 for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, there were gains from fair value changes of $684,000 and $103,000, respectively. The gains or losses were recorded in non-interest income as mortgage origination activity and loan sale income.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the financial instruments carried at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value. There were no transfers in and out of Level 1 and Level 2 measurements during the quarter ended September 30, 2010.

	September 30, 2010

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Securities Available for Sale
Marketable equity securities	$8,121	$621	$7,500	$-
Bonds and obligations	475,994	450,869	25,125	-
Auction rate certificates	-	-	-	-
Trust preferred equity securities	35,760	-	28,810	6,950
Residential mortgage-backed securities	1,815,487	-	1,815,487	-

Total Securities Available for Sale	$2,335,362	$451,490	$1,876,922	$6,950

Mortgage Loans Held for Sale	25,647	-	25,647	-
Mortgage Loan Derivative Assets	598	-	598	-
Mortgage Loan Derivative Liabilities	(87)	-	(87)	-

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

	Securities Available for Sale

	For the three months ended		For the nine months ended
	September 30,		September 30,

(In thousands)	2010	2009	2010	2009

Balance at beginning of period	$18,592	$27,701	$30,167	$26,626
Transfer into Level 3	-	-	-	-
Total gains (losses) - (realized/unrealized):
Included in earnings	-	-	-	-
Included in other comprehensive income	425	197	4,385	1,356
Settlements	(12,050)	-	(27,550)	-
Discount accretion	4	4	12	11
Principal payments	(21)	(181)	(64)	(272)

Balance at end of period	$6,950	$27,721	$6,950	$27,721

The following is a description of the valuation methodologies used for instruments measured at fair value.

Securities Available for Sale: Included in the available for sale category are both debt and equity securities. The Company utilizes Interactive Data Corp., a third-party, nationally-recognized pricing service (“IDC”) to estimate fair value measurements for 99.7% of this portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things, but these prices are not binding quotes. The fair value prices on all investment securities are reviewed for reasonableness by management through an extensive process. This review process was implemented to determine any unusual market price fluctuations and the analysis includes changes in the LIBOR / swap curve, the treasury curve, mortgage rates and credit spreads as well as a review of the securities inventory list which details issuer name, coupon and maturity date. The review resulted in no adjustments to the IDC pricing as of September 30, 2010. Also, management assessed the valuation techniques used by IDC based on a review of their pricing methodology to ensure proper hierarchy classifications. The Company’s Level 3 available for sale debt securities include a pooled trust preferred security and an individual named trust preferred security which were valued through means other than quoted market prices due to the fact that these securities were not priced by the pricing service. The fair value for these securities are based on Level 3 inputs in accordance with FASB ASC 820.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

•
Trust preferred equity securities: Included in this category are two pooled trust preferred securities and “individual name” trust preferred securities of financial companies. One of the pooled trust preferred securities of $3.0 million and an individual name trust preferred security of $3.9 million are not priced by IDC, both of which are classified within Level 3 of the valuation hierarchy. The remaining securities are at Level 2 and are priced by IDC based upon matrix pricing factoring in observable benchmark yields and issuer spreads. The Company calculates the fair value of the Level 3 pooled trust preferred security based on a cash flow methodology that uses the Bloomberg A rated bank yield curve to discount the current expected cash flows. In order to derive the fair value of the individual name security, the Company uses the Bloomberg A rated insurance yield curve to discount the current expected cash flows. Additionally, the low level of the three month LIBOR rate, the general widening of credit spreads compared to when these securities were purchased and the reduced level of liquidity in the fixed income markets, were all factors in the determination of the current fair value market price.

•
Mortgage-Backed Securities: The Company owns residential mortgage-backed securities. As there are no quoted market prices available, the fair values of mortgage backed securities are based upon matrix pricing factoring in observable benchmark yields and issuer spreads and are therefore classified within Level 2 of the valuation hierarchy.

•
Auction Rate Certificates: Through June 30, 2010, the Company owned auction rate certificates which were pools of government guaranteed student loans issued by state student loan departments. At June 30, 2010, these securities were priced at par as the Company tendered its three remaining positions to the underwriter at par as part of their 2008 settlement agreement. Previously, due to the lack of liquidity in the auction rate market, the Company had been obtaining a price from the market maker that factored in credit risk and liquidity premiums to determine a current fair value market price. The auction rate certificates fell into the classification of Level 3 within the fair value hierarchy. These securities were not priced by the pricing service.

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

At September 30, 2010, the effects of fair value measurements for interest rate lock commitment derivatives and forward loan sale commitments were as follows (mortgage loans held for sale are shown for informational purposes only):

	September 30, 2010

	Notional or
	Principal	Fair Value
(In thousands)	Amount	Adjustment

Rate Lock Commitments	$75,041	$598
Forward Sales Commitments	77,437	(87)
Mortgage Loans Held for Sale	25,629	18

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following tables detail the financial instruments carried at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2010

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$1,707	$-	$-	$1,707
Other Real Estate Owned	3,103	-	-	3,103
Impaired Loans	20,251	-	-	20,251

	December 31, 2009

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loan Servicing Rights	$2,063	$-	$-	$2,063
Other Real Estate Owned	3,705	-	-	3,705
Impaired Loans	16,733	-	-	16,733

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

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

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009

	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amounts	Fair Value	Amounts	Fair Value

Financial Assets
Cash and due from banks	$122,334	$122,334	$96,927	$96,927
Short-term investments	50,000	50,000	50,000	50,000
Investment securities	2,633,857	2,645,808	2,568,621	2,580,186
Loans held for sale	27,229	27,229	14,659	14,659
Loans, net	5,014,100	5,102,490	4,709,582	4,779,888
Federal Home Loan Bank of Boston stock	120,821	120,821	120,821	120,821
Accrued income receivable	31,897	31,897	33,078	33,078
Derivative assets	598	598	495	495
Financial Liabilities
Interest and non-interest bearing checking, savings and money market accounts	$3,679,085	$3,679,085	$3,542,774	$3,542,774
Time deposits	1,459,775	1,488,533	1,481,446	1,498,126
Borrowed funds	2,122,596	2,158,905	1,889,928	1,919,918
Derivative liabilities	87	87	75	75

15.	Derivative Financial Instruments

The Company accounts for derivatives in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheets at their fair values. The Company does not enter into derivative transactions for speculative purposes, does not have any derivatives designated as hedging instruments, nor is party to a master netting agreement as of September 30, 2010.

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

The following table summarizes the Company’s derivative positions at September 30.

	2010		2009

	Notional or		Notional or
	Principal	Fair Value	Principal	Fair Value
(In thousands)	Amount	Adjustment (1)	Amount	Adjustment (1)

Interest Rate Lock Commitments	$75,041	$598	$25,330	$345
Forward Sales Commitments	77,437	(87)	37,590	(145)

(1) An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

The following two tables present the fair values of the Company’s derivative instruments and their effect on the Statement of Income:

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

Fair Values of Derivative Instruments

		Asset Derivatives			Liability Derivatives

		September 30,	December 31,		September 30,	December 31,
		2010	2009		2010	2009
	Balance Sheet			Balance Sheet
(In thousands)	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments
Interest rate contracts	Other Assets	$598	$495	Other Liabilities	$87	$75

Total derivatives not designated as hedging instruments		$598	$495		$87	$75

Effect of Derivative Instruments on the Statement of Income
		For the Three		For the Nine
		Months Ended		Months Ended
		September 30,		September 30,

		2010	2009	2010	2009

		Amount of Gain or (Loss)		Amount of Gain or (Loss)
	Location of Gain or (Loss) Recognized	Recognized in Income on		Recognized in Income on
(In thousands)	in Income on Derivatives	Derivatives		Derivatives

Derivatives not designated as hedging instruments
Interest rate contracts	Non-interest income	$414	$(907)	$91	$200

Total derivatives not designated as hedging instruments		$414	$(907)	$91	$200

16.	Stockholders’ Equity

At September 30, 2010 and December 31, 2009, stockholders’ equity amounted to $1.47 billion and $1.43 billion, respectively, representing 16.7% and 17.0% of total assets, respectively. The Company paid cash dividends totaling $0.21 per share on common stock during the nine months ended September 30, 2010.

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

Treasury Shares
Share Repurchase Plan

On January 31, 2006, the Company’s Board of Directors authorized a repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 8,578,062 million shares of common stock at a weighted average price of $12.80 per share as of September 30, 2010. During 2010, there were approximately 882,000 shares repurchased. There is no set expiration date for this repurchase plan. Due to the First Niagara impending acquisition, the Company is not initiating share repurchases.

Other

Upon vesting of shares under the Company’s benefit plans, plan participants may choose to have the Company withhold a number of shares necessary to satisfy tax withholding requirements. The withheld shares are classified as treasury shares by the Company. For the nine months ended September 30, 2010, approximately 91,000 shares were returned to the Company for this purpose.

Regulatory Capital

Capital guidelines of the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”) require the Company and its banking subsidiary to maintain certain minimum ratios, as set forth below. At September 30, 2010, the Company and the Bank were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the FDIC, respectively, and in compliance with the applicable capital requirements.

The following table provides information on the capital ratios.

NewAlliance Bancshares, Inc.
Notes to Unaudited Consolidated Financial Statements

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
September 30, 2010
Tier 1 Capital (to Average Assets)	$792,652	9.7%	$327,886	4.0%	$409,858	5.0%
Tier 1 Capital (to Risk Weighted Assets)	792,652	17.3	183,657	4.0	275,485	6.0
Total Capital (to Risk Weighted Assets)	847,247	18.5	367,313	8.0	459,141	10.0

December 31, 2009
Tier 1 Capital (to Average Assets)	$734,951	9.3%	$317,623	4.0%	$397,029	5.0%
Tier 1 Capital (to Risk Weighted Assets)	734,951	16.7	176,043	4.0	264,064	6.0
Total Capital (to Risk Weighted Assets)	787,510	17.9	352,085	8.0	440,107	10.0

NewAlliance Bancshares, Inc.
September 30, 2010
Tier 1 Capital (to Average Assets)	$906,768	11.1%	$328,196	4.0%	$410,245	5.0%
Tier 1 Capital (to Risk Weighted Assets)	906,768	19.7	183,987	4.0	275,981	6.0
Total Capital (to Risk Weighted Assets)	861,364	20.9	367,975	8.0	459,969	10.0

December 31, 2009
Tier 1 Capital (to Average Assets)	$878,553	11.1%	$318,072	4.0%	$397,590	5.0%
Tier 1 Capital (to Risk Weighted Assets)	878,553	19.9	176,422	4.0	264,633	6.0
Total Capital (to Risk Weighted Assets)	931,113	21.1	352,844	8.0	441,055	10.0

17.	Other Comprehensive Income

The following table presents the components of other comprehensive income and the related tax effects for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2010	2009	2010	2009

Net income	$13,916	$12,620	$46,622	$34,318
Other comprehensive income, before tax
Unrealized (losses) gains on securities
Unrealized holding (losses) gains, arising during the period	(866)	23,233	24,658	54,680
Reclassification adjustment for gains, included in net income	(421)	(2,029)	(619)	(5,513)
Non-credit unrealized loss on other-than-temporarily impaired debt securities	-	-	-	(1,896)
Credit related other than temporary realized loss transferred out of other comprehensive income	378	-	900	-

Other comprehensive (loss) income, before tax	(909)	21,204	24,939	47,271
Income tax benefit (expense), net of valuation allowance	289	(7,425)	(8,860)	(16,524)

Other comprehensive (loss) income, net of tax	(620)	13,779	16,079	30,747

Comprehensive income	$13,296	$26,399	$62,701	$65,065

18.	Earnings Per Share

The following table includes the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2010	2009	2010	2009

Net income	$13,916	$12,620	$46,622	$34,318
Average common shares outstanding for basic EPS	98,285	99,507	98,693	99,292
Effect of dilutive stock options and unvested stock awards	202	63	79	6

Average common and common-equivalent shares for dilutive EPS	98,487	99,570	98,772	99,298
Net income per common share:
Basic	$0.14	$0.13	$0.47	$0.35
Diluted	0.14	0.13	0.47	0.35

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

Factors that could have a material adverse effect on the operations of NewAlliance Bancshares, Inc. (“NewAlliance” or the “Company”) and its subsidiaries include, but are not limited to:

•	NewAlliance’s business could be negatively impacted if the merger agreement with First Niagara were to be terminated;
•	Changes in the interest rate environment may reduce the net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets held;
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

Our Business

General

By assets, NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $8.83 billion and stockholders’ equity of $1.47 billion at September 30, 2010. Its business philosophy is to operate as a community bank with local decision-making authority. NewAlliance delivers financial services to individuals, families and businesses throughout Connecticut and Western Massachusetts through its 88 banking offices, 104 ATMs and internet website (www.newalliancebank.com). NewAlliance common stock is traded on the New York Stock Exchange under the symbol “NAL”.

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

The Company’s results of operations depend primarily on net interest income, which is the difference between the income earned on its loan and securities portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, income and expenses pertaining to other real estate owned, gains and losses from sales of loans and securities and non-interest income and expenses. Non-interest income primarily consists of fee income from depositors, wealth management services, mortgage origination and loan sale income and increases in cash surrender value of bank owned life insurance (“BOLI”). Non-interest expenses consist principally of compensation and employee benefits, occupancy, data processing, amortization of acquisition related intangible assets, marketing, professional services, FDIC insurance assessments and other operating expenses.

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

Our Objectives

NewAlliance seeks to continually deliver superior value to its customers, stockholders, employees and communities through achievement of its core operating objectives which are to:

•	Grow and retain primary households to increase core deposit relationships with a focus on checking, savings and money market accounts;
•	Build high quality, profitable loan portfolios using organic and purchase strategies;
•	Build and diversify revenue streams through development of banking-related fee income and growth in wealth management services;
•	Maintain expense discipline and improve operating efficiencies;
•	Invest in technology to enhance superior customer service and products; and
•	Maintain a rigorous risk identification and management process.

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

NewAlliance is also subject to recent government initiatives. In July the U.S. Senate passed and the President signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act. Although NewAlliance’s asset size is below the threshold for some of the new reforms such as regulation by the Consumer Financial Protection Bureau (“CFPB”) and the Durbin Amendment on interchange fees, the legislation could have a significant effect on the Company. The change in the FDIC assessment formula will probably be neutral for the Company and, in addition to being compliant with existing rules for corporate governance and executive compensation practices, the Company is also already in compliance with many of the new rules. NewAlliance would be subject to any new rules written by the CFPB governing all banks and compliance costs are expected to rise. The Company will continue to analyze the impact of this act as more information becomes available. Until such time, the Company is unable to fully analyze the impact that the act will have on its financial results.

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

Operating Results

Executive Overview

The Company entered into a merger agreement on August 18, 2010, whereby First Niagara Financial Group Inc. (“First Niagara”) will acquire the Company in a stock and cash transaction. The merger agreement has been unanimously approved by the board of directors and upon all other required approvals and customary closing conditions, the Company anticipates the merger to be complete early in the second quarter of 2011. In reaching its conclusion to adopt the merger agreement, the Company’s board of directors considered a number factors, including, among others, the following:

•
the board’s understanding of, and the presentations of the Company’s management and its financial advisor regarding each of NewAlliance’s and First Niagara’s business, operations, management, financial condition, asset quality, earnings and prospects;

•	the board’s knowledge of the current and prospective environment in which the Company operates;
•
the board’s conclusion that First Niagara’s earnings and prospects make it more likely that the combined company will have superior future earnings and prospects compared to the Company’s earnings and prospects on a stand-alone basis;

•	management’s view that the merger will allow for enhanced opportunities for NewAlliance’s clients and customers; and
•	First Niagara’s commitment to continue a significant presence in Connecticut.

Further information about the merger agreement can be found in the Note 2 in the Notes to Unaudited Consolidated Financial Statements located under Part I, Item I, Financial Statements.

The Company’s strategy until the acquisition is closed will be business as usual, focusing on core deposit account generation and originating quality loans while maintaining credit quality and prudent risk management practices. The Company is also committed to the integration process to ensure a smooth and seamless transition for all of its customers.

Third quarter results reflect the continued momentum in asset growth and earnings that the Company has experienced all year. Earnings for the third quarter of 2010 were $13.9 million, or $0.14 per diluted share, compared to $12.6 million, or $0.13 per diluted share, for the third quarter in 2009. For the nine months ended September 30, 2010 and 2009 the Company recorded earnings of $46.6 million, or $0.47 per diluted share, and $34.3 million, or $0.35 per diluted share, respectively. Additionally, in the third quarter, the Company had a significant increase in due-diligence and merger related costs in the amount of $3.0 million, net of tax, or $0.030 per diluted share. Without these costs, third quarter earnings would have been a record of $16.9 million, or $0.17 per diluted share.

On a year-to-date basis, earnings have been incremently accentuated by a second quarter gain on a limited partnership investment of $2.6 million, or $1.7 million net of tax, and a gain of $2.6 million from the receipt of tax-exempt life insurance proceeds in the first quarter. Excluding these two gain items as well as due-diligence and merger related costs, earnings for the nine months ended would have been $45.7 million, or $0.46 per diluted share. The limited partnership gain was primarily related to an underlying investment in one of the partnerships which completed an initial public offering in June and merger related costs primarily concern the First Niagara merger.

The Company’s net interest margin for the three months ended September 30, 2010 was 3.08%, an increase of 37 basis points over the prior year quarter of 2.71%. The net interest margin for the nine months ended September 30, 2010 was 3.02% compared to 2.63% for the same period in 2009. The current year trends impacting the margin have been growth in the average balance of interest-earning assets and reductions in the Company’s cost of funds, particularly deposits. The reduction in the cost of funds has been the foremost driver of the increase in net interest income and the margin, mainly due to repricing or maturing of interest-bearing liabilities outpacing interest-earning assets and the change in the mix of deposits from higher cost time deposits to core deposits. For both the current quarter and year-to-date periods, the average cost of deposits and borrowings has declined by more than double that of the decline in the average yield earned on interest-earning assets. A sustained period of low interest rates is anticipated, therefore, as interest-earning assets continue to originate or reprice downward, the net interest margin could be adversely affected.

The Company’s balance sheet growth has been due in part to targeted marketing efforts. Total loans increased from December 31, 2009 by $306.6 million primarily due to commercial business loans, residential real estate and commercial real estate loans increasing $102.7 million, $142.3 million and $86.1 million, respectively. The Company had record loan originations of $597.6 million for the quarter and $1.52 billion year to date. The increase in commercial business loans was primarily due to the Company’s asset based lending business which began in the fourth quarter of 2009. Core deposit generation also continues to be strong for the Company, increasing $136.5 million from December 31, 2009. Total deposits increased $114.8 million from year-end 2009.

The asset quality of our loan portfolio has remained strong even as the leading economic indicators have provided mixed results as evidenced in part by the continued high unemployment and foreclosure rates throughout the country. The Company has been adversely impacted by these trends but not to the severity experienced nationally. The allowance for loan losses to total loans ratio was 1.08% and 1.10% and the ratio of nonperforming loans to total loans was 1.35% and 1.06% at September 30, 2010 and December 31, 2009, respectively. Net charge-offs for the three months ended September 30, 2010 were $4.4 million, or 0.35% of total average loans compared to $5.2 million, or 0.43% of average loans for the quarter ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, net charge-offs were $12.2 million and $12.7 million, respectively, and as a percent to total average loans were 0.33% and 0.34%, respectively. A provision for loan losses of $4.0 million was recorded for the current quarter compared to $5.4 million for the quarter ended September 30, 2009.

Selected financial data, ratios and per share data are provided in Table 1.

Table 1: Selected Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands, except share data)	2010	2009	2010	2009

Condensed Income Statement
Interest and dividend income	$88,420	$92,268	$262,880	$281,104
Interest expense	28,074	40,506	89,152	131,422

Net interest income before provision for loan losses	60,346	51,762	173,728	149,682
Provision for loan losses	4,000	5,433	14,300	14,533

Net interest income after provision for loan losses	56,346	46,329	159,428	135,149
Non-interest income	14,618	16,449	45,904	46,003
Operating expenses	45,661	42,238	130,985	127,002
Merger related charges	4,585	4	5,089	27

Income before income taxes	20,718	20,536	69,258	54,123
Income tax provision	6,802	7,916	22,636	19,805

Net income	$13,916	$12,620	$46,622	$34,318

Weighted average shares outstanding
Basic	98,284,937	99,506,517	98,693,007	99,292,067
Diluted	98,486,667	99,569,908	98,771,797	99,298,399
Earnings per share
Basic	$0.14	$0.13	$0.47	$0.35
Diluted	0.14	0.13	0.47	0.35

Financial Ratios
Return on average assets (1)	0.64%	0.59%	0.72%	0.54%
Return on average equity (1)	3.79	3.57	4.28	3.27
Net interest margin (1)	3.08	2.71	3.02	2.63
Dividend payout ratio	50.00	53.85	44.68	60.00
Average equity to average assets ratio	16.77	16.57	16.92	16.51

Non-GAAP Ratios
Efficiency ratio (2)	67.29	63.61	62.64	66.30
Tangible common equity ratio (3)	11.09	10.82	11.09	10.82

Per share data
Book value per share	$14.02	$13.39	$14.02	$13.39
Tangible book value per share	8.72	8.09	8.72	8.09

(1)	Annualized.
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

Table 2: Average Balance Sheets for the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,

	2010			2009

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,548,169	$30,288	4.75%	$2,462,668	$31,983	5.19%
Commercial real estate	1,290,757	18,994	5.89	1,212,759	17,791	5.87
Commercial business	498,386	6,846	5.49	437,842	5,419	4.95
Consumer	699,089	7,826	4.48	737,405	8,517	4.62

Total loans	5,036,401	63,954	5.08	4,850,674	63,710	5.25
Fed funds sold and other short-term investments	81,825	46	0.22	87,864	63	0.29
Federal Home Loan Bank of Boston stock	120,821	-	-	120,821	-	-
Securities	2,598,638	24,420	3.76	2,579,856	28,495	4.42

Total securities, short-term investments and federal home loan bank stock	2,801,284	24,466	3.49	2,788,541	28,558	4.10

Total interest-earning assets	7,837,685	$88,420	4.51%	7,639,215	$92,268	4.83%
Non-interest earning assets	924,054			899,599

Total assets	$8,761,739			$8,538,814

Interest-bearing liabilities
Deposits
Money Markets	$950,315	$2,109	0.89%	$621,017	$2,419	1.56%
NOW	383,105	210	0.22	366,770	280	0.31
Savings	1,741,628	2,255	0.52	1,878,458	5,701	1.21
Time	1,460,894	7,433	2.04	1,512,703	10,530	2.78

Total interest-bearing deposits	4,535,942	12,007	1.06	4,378,948	18,930	1.73
Repurchase agreements	102,960	348	1.35	127,307	375	1.18
FHLB advances and other borrowings	1,986,248	15,719	3.17	1,988,712	21,201	4.26

Total interest-bearing liabilities	6,625,150	28,074	1.69%	6,494,967	40,506	2.49%
Non-interest-bearing demand deposits	582,066			532,766
Other non-interest-bearing liabilities	85,407			96,393

Total liabilities	7,292,623			7,124,126
Equity	1,469,116			1,414,688

Total liabilities and equity	$8,761,739			$8,538,814

Net interest-earning assets	$1,212,535			$1,144,248

Net interest income		$60,346			$51,762

Interest rate spread			2.82%			2.34%
Net interest margin (net interest income
as a percentage of total interest-earning assets)			3.08%			2.71%
Ratio of total interest-earning assets
to total interest-bearing liabilities			118.30%			117.62%

Table 3: Average Balance Sheets for the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,

	2010			2009

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,456,576	$89,561	4.86%	$2,522,403	$100,358	5.30%
Commercial real estate	1,271,457	55,909	5.86	1,213,877	52,855	5.81
Commercial business	449,952	17,631	5.22	443,564	16,658	5.01
Consumer	707,867	23,908	4.50	739,600	25,821	4.65

Total loans	4,885,852	187,009	5.10	4,919,444	195,692	5.30
Fed funds sold and other short-term investments	80,437	112	0.19	93,336	342	0.49
Federal Home Loan Bank of Boston stock	120,821	-	-	120,821	-	-
Securities	2,574,568	75,759	3.92	2,456,203	85,070	4.62

Total securities, short-term investments
and federal home loan bank stock	2,775,826	75,871	3.64	2,670,360	85,412	4.26

Total interest-earning assets	7,661,678	$262,880	4.57%	7,589,804	$281,104	4.94%
Non-interest earning assets	924,097			889,869

Total assets	$8,585,775			$8,479,673

Interest-bearing liabilities
Deposits
Money Markets	$912,554	$6,651	0.97%	$515,048	$6,500	1.68%
NOW	380,160	710	0.25	360,717	777	0.29
Savings	1,780,461	8,496	0.64	1,729,690	19,125	1.47
Time	1,433,546	22,496	2.09	1,617,893	36,646	3.02

Total interest-bearing deposits	4,506,721	38,353	1.13	4,223,348	63,048	1.99
Repurchase agreements	104,368	1,038	1.33	142,383	1,302	1.22
FHLB advances and other borrowings	1,881,762	49,761	3.53	2,109,595	67,072	4.24

Total interest-bearing liabilities	6,492,851	89,152	1.83%	6,475,326	131,422	2.71%
Non-interest-bearing demand deposits	556,865			510,430
Other non-interest-bearing liabilities	83,768			94,222

Total liabilities	7,133,484			7,079,978
Equity	1,452,291			1,399,695

Total liabilities and equity	$8,585,775			$8,479,673

Net interest-earning assets	$1,168,827			$1,114,478

Net interest income		$173,728			$149,682

Interest rate spread			2.74%			2.23%
Net interest margin (net interest income
as a percentage of total interest-earning assets			3.02%			2.63%
Ratio of total interest-earning assets
to total interest-bearing liabilities			118.00%			117.21%

Table 4: Rate/Volume Analysis

	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
	Compared to			Compared to
	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$(2,778)	$1,083	$(1,695)	$(8,230)	$(2,567)	$(10,797)
Commercial real estate	55	1,148	1,203	526	2,528	3,054
Commercial business	632	795	1,427	731	242	973
Consumer	(257)	(434)	(691)	(825)	(1,088)	(1,913)

Total loans	(2,348)	2,592	244	(7,798)	(885)	(8,683)
Fed funds sold and other short-term investments	(13)	(4)	(17)	(188)	(42)	(230)
Federal Home Loan Bank of Boston stock	-	-	-	-	-	-
Securities	(4,281)	206	(4,075)	(13,261)	3,950	(9,311)

Total securities, short-term investments
and federal home loan bank stock	(4,294)	202	(4,092)	(13,449)	3,908	(9,541)

Total interest-earning assets	$(6,642)	$2,794	$(3,848)	$(21,247)	$3,023	$(18,224)

Interest-bearing liabilities
Deposits
Money market	$(1,288)	$978	$(310)	$(3,497)	$3,648	$151
NOW	(81)	11	(70)	(107)	40	(67)
Savings	(3,058)	(388)	(3,446)	(11,174)	545	(10,629)
Time	(2,747)	(350)	(3,097)	(10,322)	(3,828)	(14,150)

Total interest bearing deposits	(7,174)	251	(6,923)	(25,100)	405	(24,695)
Repurchase agreements	51	(78)	(27)	107	(371)	(264)
FHLB advances and other borrowings	(5,456)	(26)	(5,482)	(10,544)	(6,767)	(17,311)

Total interest-bearing liabilities	$(12,579)	$147	$(12,432)	$(35,537)	$(6,733)	$(42,270)

Increase in net interest income	$5,937	$2,647	$8,584	$14,290	$9,756	$24,046

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

As shown in Tables 2 and 4, net interest income increased $8.6 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010, as shown in Tables 3 and 4, net interest income was $173.7 million, an increase of $24.0 million, compared to the same period in 2009. These increases were primarily due to: a) repricing or maturing interest-bearing liabilities outpacing interest-earning assets during the period, thereby allowing us to reduce our cost of funds at a faster pace and b) the average balance of interest-earning assets outpacing the growth in interest-bearing liabilities by $68.3 million and c) the shift in the mix of funding sources from higher cost time deposits and borrowings to core interest and non-interest bearing deposits which was a factor in reducing the cost of funds. The net interest margin increased 37 and 39 basis points for the three and nine month periods ended September 30, 2010, respectively, from the 2009 comparative periods. The net interest margin for the three and nine months ended September 30, 2010 was 3.08% and 3.02%, respectively.

Comparison of Quarter-to-Date September 2010 and September 2009
Interest and dividend income decreased $3.8 million to $88.4 million at September 30, 2010 compared to $92.3 million at September 30, 2009 primarily due to lower asset yields. Partially offsetting this decrease was growth in interest-earning assets with average balances increasing $198.5 million from the same period a year ago primarily due to the loan portfolio.

The increase in income attributable to the loan portfolio was $244,000, of which $2.6 million was due to net average balance growth, however, it was mostly offset by a decrease of $2.3 million due to lower yields. The increase in interest income attributable to the average balance was primarily in real estate loans and asset based lending, partially offset by continued declines in the purchased residential loan portfolio. The decline in the average yield of 17 basis points was primarily in organic residential mortgage loans as homeowners have been taking advantage of refinancing opportunities at lower rates throughout

2009 and 2010. Loan yields have also been negatively impacted by the increase in nonperforming loans of $19.2 million from September 2009.

Earnings on the investment securities portfolio decreased $4.1 million primarily due to the decline in the average yield. The low level of market interest rates has pushed the average yield down 61 basis points causing interest expense to decline $4.3 million.

The cost of funds for the three months ended September 30, 2010 decreased $12.4 million, or 30.7% to $28.1 million, compared to $40.5 million for the same period a year ago. The decrease in the cost of funds was primarily due to a shift to a more favorable funding mix of interest bearing liabilities which resulted in the cost of funds being reduced by 80 basis points.

The Company’s continued strategy has been to reduce deposit costs through disciplined pricing while maintaining a focus on the continued growth of core interest and non-interest-bearing deposits. While the average interest-bearing deposit balances increased $157.0 million, deposit costs declined $6.9 million. The Company experienced a decrease of $7.2 million in deposit interest expense due to a reduction of 67 basis points on the average rate paid and was attributable to all deposit categories, especially savings, time and money markets deposits. Deposit interest expense increased $251,000 due to the net increase of the average balance of interest-bearing core deposits of $208.8 million, partially offset by a decrease of $51.8 million in the average time deposit balances. Through our continued emphasis on building core deposit relationships and migration from maturing time deposits as they repriced at reduced rates, the Company has been able to grow core deposit average balances. The main driver of this growth has been money market accounts with an average balance increase of $329.3 million. Additionally, when combined with the decline in the average rate paid of 67 basis points, interest expense decreased by $310,000 for this product.

A further benefit of the low interest rate environment has been the decline in the average rate paid on borrowings from the Federal Home Loan Bank (“FHLB”). FHLB advances and other borrowing costs decreased $5.5 million due to the decline in the average rate paid of 109 basis points. The Company was able to replace maturing advances with new advances at substantially lower rates.

Comparison of Year-to-Date September 2010 and September 2009
Interest and dividend income decreased $18.2 million to $262.9 million for the nine months ended September 30, 2010 compared to $281.1 million at September 30, 2009 and was due to lower yields earned reducing income by $21.2 million, partially offset by a $3.0 million increase due to the volume of interest-earning assets. The decline of 37 basis points in the average yield was primarily due to the decline in loan and investment yields due to lower market interest rates and, to a lesser extent, the increased level of nonperforming loans. The increase in organic loans and investment securities helped to relieve some of the interest rate pressure as the Company, with ready liquidity, was able to grow these portfolios. Similar to the quarter-to-date discussion, the interest income decline in the loan portfolio related to the average balance was primarily due to the decrease in the average balance of the purchased loan portfolio.

The cost of funds for the nine months ended September 30, 2010 decreased $42.3 million to $89.2 million, compared to $131.4 million for the same period a year ago, primarily resulting from the Company’s diligence in bringing deposit costs down while continuing to increase core deposit balances. As shown in Table 4, deposit costs were reduced by $25.1 million due to a decrease in the average rate paid of 86 basis points, partially offset by an increase of $405,000 due to the increase in the average balances of $283.4 million. The $24.7 million net decrease in deposit interest costs has been accomplished in tandem with growth in all core deposits of $514.2 million. Supported by the growth in deposits, the Company has been able to pay down higher cost borrowings as they mature or replace them with new advances at substantially lower rates and reduce its overall reliance on borrowings.

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses. Management recorded a provision for loan losses of $4.0 million for the three months ended September 30, 2010. The primary factors that influenced management’s decision to record this provision were increases in nonperforming loans since December 31, 2009 of $17.8 million, or 35.2%, an increase in total delinquencies since December 31, 2009 of $15.2 million, or 20.8%, primarily in residential mortgages, net charge-offs of $4.4 million for the current quarter and to support estimated credit losses embedded in the portfolio. A provision for loan losses of $5.4 million was recorded for the three months ended September 30, 2009 based on the level of delinquencies, net charge-offs and nonperforming loans at that time.

For the year to date period ending September 30, 2010, the provision for loan losses was $14.3 million compared to $14.5 million for the same period ended September 30, 2009. Future provisions for loan losses may be deemed necessary if economic conditions do not improve or continue to deteriorate. Further details about nonperforming loans can be found in the “Asset Quality” and “Allowance for Loan Losses” sections beginning on page 49.

At September 30, 2010, the allowance for loan losses was $54.6 million, which represented 1.08% of total loans and 79.92% of nonperforming loans. This compared to the allowance for loan losses of $52.5 million at December 31, 2009 which represented 1.10% of total loans and 103.87% of nonperforming loans.

Table 5: Non-Interest Income

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change

(Dollars in thousands)	2010	2009	Amount	Percent		2010	2009	Amount	Percent

Depositor service charges	$7,210	$7,270	$(60)	(1	) %	$21,375	$20,175	$1,200	6%
Loan and servicing income	689	322	367	114		1,357	498	859	172
Trust fees	1,590	1,569	21	1		4,764	4,219	545	13
Investment management, brokerage & insurance fees	1,319	1,700	(381)	(22)		4,135	5,514	(1,379)	(25)
Bank owned life insurance	822	882	(60)	(7)		5,131	2,652	2,479	93
Net gain on securities	421	2,029	(1,608)	(79)		619	5,513	(4,894)	(89)
Mortgage origination activity & loan sale income	1,150	1,268	(118)	(9)		2,449	4,768	(2,319)	(49)
Net gain (loss) on limited partnerships	399	284	115	40		3,103	(375)	3,478	927
Other	1,018	1,125	(107)	(10)		2,971	3,039	(68)	(2)

Total non-interest income	$14,618	$16,449	$(1,831)	(11	) %	$45,904	$46,003	$(99)	(0)%

Non-Interest Income
 Comparison of Quarter-to-Date September 2010 and September 2009
As displayed in Table 5, non-interest income decreased $1.8 million to $14.6 million for the three months ended September 30, 2010 compared to $16.4 million for the prior year period. The decreases were primarily in investment management, brokerage and insurance fees and net security gains, partially offset by an increase in loan and servicing income.

•	Investment management, brokerage and insurance fee income decreased due to the low interest rate environment as well as customer preference for deposit products over other investment alternatives.

•

Net gain on securities decreased $1.6 million due to higher prior year gains recorded on the sale of mortgage backed securities. The net gain of $421,000 recorded in the third quarter of 2010 was due to the sale of residential mortgage-backed securities and gains recognized on the call of U.S Agency notes and preferred stock. These gains were partially offset by an impairment write-down on an investment in a pooled trust preferred security based on a cash flow analysis. Residential mortgage-backed securities were sold during the current year quarter to reduce pre-payment buy-out risk. Further information related to the impairment can be found in Footnote 4 of the Notes to Unaudited Consolidated Financial Statements.

•	Loan and servicing income increased due to commercial real estate loan prepayment fees and an increase in loan fees associated with the commercial finance lending business.

Comparison of Year-to-Date September 2010 and September 2009
As displayed in Table 5, non-interest income decreased $99,000 to $45.9 million for the nine months ended September 30, 2010 from the prior year period. The main drivers of the decrease were investment management, brokerage and insurance fees, net security gains and mortgage origination activity and loan sale income. These decreases were offset by increases in depositor service charges, loan and servicing income, trust fees, bank owned life insurance (“BOLI”) and net gain on limited partnerships.

•	The decreases in net security gains and investment management, brokerage and insurance fees from a year ago are similar to those outlined in the quarterly discussion above.

•

Mortgage origination activity and loan sale income decreased due to a lower number of mortgage loans originated for sale and sold in the secondary market and the effect of originations that were in the pipeline under commitments to be sold at September 30, 2010 compared to September 30, 2009. Although the Company has had higher residential mortgage originations of $878.9 million during the year, the majority were originated for portfolio.

•

Depositor service charges increased due to overdraft fee income, merchant services income and check card fees. Growth of fee income is attributable to an increase in consumer spending and the growth in retail and business core deposits. The increase in depositor service charges was partially offset by the negative impact of the new federal banking regulations which restricted overdraft fees. These new rules prohibit financial institutions from charging customers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents to the overdraft service for those types of transactions. During the quarter, the Company launched a campaign to raise awareness of our customers about the recent regulation change and has received positive customer consents to opt-in, however, depositor service charges may continue to be negatively impacted by this regulation change.

•

Loan and servicing income increased primarily as a result of a prior year write-down of approximately $510,000 on the Bank’s mortgage servicing asset as well as increased prepayment fees and an increase in fees associated with the commercial finance lending business.

•

Trust fees increased due to the overall improvement in market conditions during the period. For the nine months ended September 30, 2010, average assets under management were consistently ahead of 2009, and averaged $1.04 billion compared to $917.1 million for the prior year period, a 14% overall increase, evidencing the continued market corrections.

•

BOLI income increased as the Company recorded a gain of approximately $2.6 million related to tax-exempt life insurance proceeds. This increase was partially offset by a decline in the average yield earned as a result of current market interest rates and a reduction in the BOLI asset.

•

Net gain on limited partnerships increased $3.5 million due primarily to the net increase in the carrying value on certain limited partnerships. Approximately a $2.6 million increase in the carrying value and a realized gain of $529,000 resulted from the initial public offering (“IPO”) of an underlying portfolio company in a limited partnership. The realized gain represents the Company’s allocated income on 25.0% of the shares sold by the partnership in the IPO. The increase in the carrying value was due to the year to date equity method adjustment for the remaining shares. The net increase in 2010 compares to a net loss and an impairment write down recorded in the prior year period.

Table 6: Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change

(Dollars in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Salaries and employee benefits	$25,606	$22,443	$3,163	14%	$71,809	$65,281	$6,528	10%
Occupancy	4,480	4,287	193	5	13,195	13,686	(491)	(4)
Furniture and fixtures	1,487	1,419	68	5	4,258	4,348	(90)	(2)
Outside services	4,279	4,779	(500)	(10)	14,146	14,584	(438)	(3)
Advertising, public relations, and sponsorships	1,779	1,869	(90)	(5)	4,796	3,984	812	20
Amortization of identifiable intangible assets	1,953	2,122	(169)	(8)	5,858	6,379	(521)	(8)
Merger related charges	4,585	4	4,581	114,525	5,089	27	5,062	18,748
FDIC insurance premiums	1,891	1,880	11	1	5,646	8,717	(3,071)	(35)
Other	4,186	3,439	747	22	11,277	10,023	1,254	13

Total non-interest expense	$50,246	$42,242	$8,004	19%	$136,074	$127,029	$9,045	7%

Non-Interest Expense
 Comparison of Quarter-to-Date September 2010 and September 2009
As displayed in Table 6, non-interest expense increased $8.0 million to $50.2 million for the three months ended September 30, 2010 from $42.2 million for the same period a year ago. The main drivers of the increase were salaries and employee benefits, merger related charges and other expense, partially offset by a decrease in outside services.

•

Salaries and employee benefits increased mainly as a result of a) general merit increases and increased bonus accruals, b) the addition of the commercial finance lending business c) increases in restricted stock and option expense due to additional grant awards, d) increased expense for the Company’s pension due to changes in assumptions for 2010 and e) an additional expense in the quarter related to the supplemental executive retirement plan of approximately $1.3 million resulting from the retirement of an executive officer in January 2010.

•

Merger related charges increased due primarily to legal and consulting expenses associated with the proposed First Niagara acquisition of the Company and to a lesser extent expenses associated with due diligence efforts for an acquisition that was not completed by the Company.

•	Other expense increased in various categories including OREO expense, telephone and supplies as well as an increase in other losses and expense related to a sales and use tax audit.

•	Outside services decreased primarily due to prior year consulting costs for a performance optimization project, partially offset by an increase in data processing fees.

Comparison of Year-to-Date September 2010 and September 2009
As displayed in Table 6, non-interest expense increased $9.0 million to $136.1 million for the nine months ended September 30, 2010 from $127.0 million for the same period a year ago. The main drivers of the increase were salaries and employee benefits, advertising, public relations, and sponsorships, merger related charges and other expense. These increases were partially offset by decreased occupancy expense, outside services, amortization of identifiable intangible assets and FDIC insurance premiums.

•

The increase in salaries and employee benefits, merger related charges and other expenses and the decrease in outside services were primarily due to the same reasons as outlined in the quarterly discussion above. Additionally salaries and employee benefits increased due to a decrease in capitalized salaries due to a decline in the number of residential and commercial loan originations.

•

Advertising, public relations and sponsorships increased primarily due to advertising expenses associated with new marketing campaigns. These campaigns include expenses associated with TV commercials, radio, print and online advertising, branch merchandising and collateral pieces, select sponsorships and are expected to continue throughout the remainder of the year.

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

•	Occupancy expenses declined primarily due to reduced maintenance costs throughout the branch network.

•

Amortization of identifiable intangible assets decreased due to less amortization on core deposit intangibles from using the accelerated method of accounting, therefore, there was more amortization expense in 2009 compared to 2010.

Income Tax Provision
For the three months ended September 30, 2010 and 2009, income tax expense was $6.8 million and $7.9 million and the effective tax rate for these periods was 32.8% and 38.5%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2010, as compared to the 2009 period, was primarily due to the reduction of unrecognized tax benefits and related interest for tax positions of prior years resulting from the conclusion of the IRS audit in the third quarter of 2010 and the increase in 2009, for the excess remuneration pursuant to Internal Revenue Code 162(m).

For the nine months ended September 30, 2010 and 2009, income tax expense was $22.6 million and $19.8 million and the effective tax rate for these periods was 32.7% and 36.6%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2010, as compared to the 2009 period, was primarily due to an increase in the favorable permanent differences relating to a $2.6 million gain on tax exempt bank owned life insurance proceeds, the decrease in the valuation allowance related to capital loss carryforwards, the reduction of unrecognized tax benefits and related interest for tax positions of prior years resulting from the settlement of the IRS audit in 2010, and the increase in 2009, for the estimate of excess remuneration pursuant to Internal Revenue Code 162(m).

The projected effective rate for the year ended December 31, 2010 is 33.4%.

Financial Condition

Financial Condition Summary
From December 31, 2009 to September 30, 2010, total assets and total liabilities increased $392.0 million and $353.5 million, respectively, due mainly to increases in loans, investments, deposits and borrowings. Stockholders’ equity increased $38.4 million.

Investment Securities
The following table presents the amortized cost and fair value of investment securities at September 30, 2010 and December 31, 2009.

Table 7: Investment Securities

	September 30, 2010		December 31, 2009

	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$-	$-	$597	$597
U.S. Government sponsored enterprise obligations	445,886	454,764	198,692	199,730
Corporate obligations	8,108	8,872	8,139	8,517
Other bonds and obligations	13,496	12,358	14,625	13,234
Auction rate certificates	-	-	27,550	24,795
Marketable equity securities	8,089	8,121	8,567	8,783
Trust preferred equity securities	47,856	35,760	48,754	33,296
Private label residential mortgage-backed securities	20,459	19,379	23,871	20,856
Residential mortgage-backed securities	1,720,767	1,796,108	1,951,297	2,018,047

Total available for sale	2,264,661	2,335,362	2,282,092	2,327,855

Held to maturity
Residential mortgage-backed securities	288,785	300,374	230,596	241,956
Other bonds	9,710	10,072	10,170	10,375

Total held to maturity	298,495	310,446	240,766	252,331

Total securities	$2,563,156	$2,645,808	$2,522,858	$2,580,186

At September 30, 2010, the Company had total investments of $2.63 billion, or 29.8% of total assets. The increase of $65.2 million, from $2.57 billion at December 31, 2009 was primarily in U.S Government agency obligations and held to maturity residential mortgage-backed securities partially offset by a decrease in available-for-sale residential mortgage-backed securities. While the Company prefers lending as the primary use of its excess cash flows, the investment portfolio serves a secondary role in generating revenue while managing interest-rate risk and liquidity.

The available for sale and held to maturity securities portfolios are primarily composed of mortgage-backed securities. At September 30, 2010, mortgage-backed securities comprised 77.7% and 96.7% of the total available for sale and held to maturity securities portfolios, respectively, the majority of which are issued by Federal National Mortgage Association (“FNMA”) or (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“FHLMC”) or (“Freddie Mac”). The duration of the mortgage-backed securities portfolio was 1.46 years at September 30, 2010 compared to 1.62 years at December 31, 2009.

The Company’s underlying investment strategy has been to purchase FNMA and FHLMC short-term sequential collateralized mortgage obligations and seasoned 15 and 20 year Government Sponsored Enterprise (“GSE”) fixed rate mortgage-backed securities. The Company has focused on the purchases of these securities due to their attractive spreads versus funding costs and for their monthly cash flows that provide the Company with liquidity. This strategy is also supplemented with select purchases of bullet, callable and step-up coupon agency debentures. The average life for mortgage-backed securities, when purchased, would range between two and four years and the maturity dates for Agency obligations would range between one and seven years depending upon the rate structure of the bond.

FASB guidance for the accounting of Investments - Debt and Equity Securities, requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of September 30, 2010, $2.34 billion, or 88.7% of the portfolio, was classified as available for sale and $298.5 million of the portfolio was classified as held to maturity. Securities available for sale are carried at estimated fair value. Additional information about fair value measurements can be found in Note 14 of the Notes to Unaudited Consolidated Financial Statements.

During the three months ended September 30, 2010 and June 30, 2010, a pooled trust preferred security, which had a previous credit related impairment charge during 2009, was deemed to have additional credit related OTTI loss in the amount of $378,000 and $552,000, respectively. These credit related impairments were based on further declines in expected cash flows and were reclassified from other comprehensive income as they were previously recognized as non-credit related. Management utilizes nine cash flow scenarios received from the underwriter to analyze this security for potential OTTI. The nine scenarios cover various default rates, recovery rates and prepayment options over different time periods. Two of the nine cash flow analyses continue to indicate impairment over the life of the security, the driver of which is the recovery rate, modeled at 0%. Past history of the security indicates that there have not been any recoveries to date from securities that have defaulted. Based on these factors, management recorded a credit related impairment of $378,000 in the third quarter. The credit impairments represent the average loss of the two negative cash flow analyses at each period. After the write-down, the pooled trust preferred security had an amortized cost and fair value of approximately $497,000 and $221,000, respectively. There is no intent to sell nor is it more likely than not that the Company will be required to sell this security.

The net unrealized gain on securities classified as available for sale as of September 30, 2010 was $70.7 million compared to an unrealized gain of $45.8 million as of December 31, 2009. All investment categories except marketable equity securities experienced positive movement in the mark to market since December 31, 2009. The appreciation in the market value of securities available for sale was primarily due to the increase in the fair value of mortgage-backed securities due to the decrease in intermediate LIBOR/Swap rates and the slight tightening in mortgage spreads. Mortgage spreads tightened due to increased bank demand for mortgages due to the continued low interest rate environment. Additionally, the auction rate certificates were tendered at par and the trust preferred equity securities have experienced improvement in market value. The changes in unrealized gains and losses on the investment portfolio were also due to credit spreads, liquidity and fluctuations in market interest rates during the period.

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

The unrealized loss on private label residential mortgage-backed securities is primarily concentrated in one BBB rated private-label mortgage-backed security which is substantially paid down, well seasoned and of an earlier vintage that has not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. Widening in non-agency mortgage spreads since the date purchased is the primary factor for the unrealized losses reported on private label residential mortgage-backed securities. None of the securities are backed by subprime mortgage loans and none have suffered losses. Other than the BBB rated security, there is one security rated AA and the remaining securities are AAA rated. Management’s review concluded that the private-label mortgage-backed securities are not other-than-temporarily impaired.

The unrealized losses on other bonds and obligations primarily relates to a position in an adjustable rate mortgage mutual fund. During 2009, the Company recorded an OTTI loss of $816,000 on this adjustable rate mortgage mutual fund due to a decrease in the credit quality of the security coupled with a loss recognized by the fund. As of September 30, 2010, the investment carries a market value to book value ratio of 83.32%, a weighted average underlying investment credit rating of AAA and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell these securities and management has therefore concluded that the fund experienced no further OTTI in the nine months ended September 30, 2010.

Trust preferred securities are comprised of two pooled trust preferreds with an amortized cost of $5.2 million, one of which is rated BB and the other is rated CC at September 30, 2010. During 2009, the Company recorded a credit related impairment of $581,000 on the CC rated pooled trust preferred security based on a cash flow analysis and subsequent credit related impairments of $930,000 during the nine months ended September 30, 2010 as discussed above. The remaining $42.7 million of trust preferred securities are comprised of twelve “individual names” issues with the following ratings: $15.6 million rated A to A-, $25.6 million rated BBB- to BBB and $1.5 million rated BB. The unrealized losses reported for trust preferred securities relate to the financial and liquidity stresses in the fixed income markets and in the banking sector and are not reflective of individual stresses in the individual company names. The ratings on all of the issues with the exception of the CC rated pooled security have improved or remained the same since December 31, 2009. Additionally, there have not been any disruptions in the cash flows of these securities and all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferreds and the “individual names” trust preferred equity securities was completed by management. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management concluded that after the OTTI loss recorded on the CC rated pooled trust preferred security, these securities are not other-than-temporarily impaired.

The Company has no intent to sell nor is it more likely than not that the Company will be required to sell any of these securities within the time necessary to recover the unrealized losses, which may be until maturity. The Company does not own or plan on investing in securities backed by subprime mortgage collateral.

Lending Activities
The Company makes residential real estate loans secured by one-to-four family residences, commercial real estate loans, residential and commercial construction loans, commercial business loans, home equity loans and lines of credit and other consumer loans. Table 8 displays the balances of the Company’s loan portfolio as of September 30, 2010 and December 31, 2009.

Table 8: Loan Portfolio

	September 30, 2010		December 31, 2009

		Percent		Percent
(Dollars in thousands)	Amount	of Total		of Total

Residential real estate	$2,521,200	49.7%	$2,382,514	50.0%
Residential real estate construction	17,359	0.3	13,789	0.3

Total residential real estate	2,538,559	50.0	2,396,303	50.3

Commercial real estate	1,225,179	24.2	1,100,880	23.1
Commercial real estate construction	94,144	1.9	132,370	2.8

Total commercial real estate	1,319,323	26.1	1,233,250	25.9

Commercial business	513,931	10.1	411,211	8.6
Home equity and equity lines of credit	684,007	13.5	705,673	14.9
Other consumer	12,862	0.3	15,608	0.3

Total loans	$5,068,682	100.0%	$4,762,045	100.0%

As shown in Table 8, gross loans were $5.07 billion, up $306.6 million, at September 30, 2010 from December 31, 2009. The Company experienced increases in residential real estate, commercial real estate and business loans partially offset by a decline in home equity and other consumer loans.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of September 30, 2010, comprising 50.0% of total loans. The increase of $142.3 million from December 31, 2009 was primarily due to origination volume partially offset by the net impact of prepayments. The Company had significant originations of both adjustable and fixed rate mortgages of $878.9 million during the first nine months of the year, with approximately $661.0 million originated for portfolio and the remainder was sold in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 15 years or more. During the third quarter of 2009 the Company began to retain in its portfolio 30 year jumbo fixed rate residential mortgage originations and in 2010 the Company originated and retained $93.8 million of these mortgages. The strong mortgage origination activity resulted from low market interest rates, competitive pricing and increased marketing campaigns. The residential real estate loan portfolio has a weighted average FICO score of 748 and a current estimated weighted loan to value ratio of 62%. Included in residential real estate is a purchased portfolio, which is made up of prime loans individually re-underwritten by the Company to our underwriting criteria, and includes adjustable-rate and 10 and 15 year fixed-rate residential real estate loans with property locations throughout the United States with no significant exposure in any particular state. At September 30, 2010 the Company’s purchased portfolio had an outstanding balance of approximately $395.3 million with the largest concentration in our footprint of Connecticut and Massachusetts at 19.1%, followed by New York at 13.9% and California at 12.1%.

Commercial real estate loans increased $86.1 million from December 31, 2009, as the Bank has experienced increased demand in refinancing commercial real estate loans. Mid-sized businesses continue to look to regional community banks for relationship banking and personalized lending services. The commercial construction portfolio of $94.1 million includes $22.6 million of loans to commercial borrowers for residential housing development, of which approximately $8.2 million are for condominium projects. The decrease in commercial construction is mainly the result of transfers of construction to permanent loans to the commercial real estate portfolio as well as a drop in residential housing development loans.

The Company originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At September 30, 2010 the Company has four performing commercial construction loans representing approximately 2.0% of the total commercial real estate portfolio balance with outstanding interest reserves of approximately $4.8 million.

The Company’s long term strategy continues to be that of building a larger percentage of the Company’s assets in commercial loans including real estate and other business loans, such as asset based lending. In the fourth quarter of 2009, the Company formed an asset based lending business. Asset based lending expands the Bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets. An asset based loan is collateralized with a customer’s balance sheet assets, which are considered the primary source of loan repayment. This type of financing is particularly attractive to start-up and growth companies, as well as those in restructuring, turn-around, or other financially distressed situations that result in the inability to secure traditional commercial lending.

Commercial business loans increased $102.7 million from December 31, 2009, primarily due to asset based lending. As of September 30, 2010, the asset based lending portfolio was $115.1 million or 2.3% of total loans. The Company remains an active commercial lender and will continue promoting strong business development efforts to obtain new business banking relationships, while maintaining strong credit quality and profitability. We believe that our status as a healthy regional community bank focused on relationship banking bodes well for us to retain customers and to be a potential source of credit for new businesses.

Home equity loans and lines of credit decreased $21.7 million from December 31, 2009 to September 30, 2010. The Company continues to offer competitive pricing and is committed to growing this loan segment while maintaining credit quality. However, as a result of the continuing interest rate environment, consumer demand has shifted to residential mortgages and away from home equity products, attributing to the year-to-date decline in the portfolio. The weighted average FICO score and current estimated weighted combined loan to value ratio for home equity loans and lines of credit is 749 and 66%, respectively. Lending has been from organic originations in the Company’s market area, none of which is subprime.

Higher-Risk Loans
The loan portfolio segments that we consider to be higher risk are construction loans to commercial developers for residential development and a small segment of our residential real estate loans. The Company has a carrying value of $22.6 million of commercial construction loans for residential development. All of these loans are collateralized and carry a reserve allocation of $2.0 million. This segment has total delinquencies of $2.9 million, all of which are in the over 90 day category.

Within the residential portfolio, management uses an early warning technique to more closely monitor credit deterioration and potential nonperforming loans. The Company uses a matrix to identify where the concentration of outstanding loans fall in the risk continuum. This matrix is constructed using estimated current loan-to-value ranges (current balance LTV adjusted for estimated appreciation or depreciation in the appraised value) and the latest available FICO score ranges (rescored quarterly). The Company considers loans with an estimated current loan-to-value ratio above 80% and a FICO score less than 620 to be higher-risk. Once identified, the higher-risk loans are then reviewed by the Special Assets department to determine what, if any, action should be taken to mitigate possible loss exposure. At September 30, 2010, higher-risk loans comprised approximately $49.3 million, or 2.5% of the residential real estate portfolio.

Additionally, the Company also tracks loans that have a FICO score that has declined 20 points or more and are below 660. As of September 30, 2010 loans meeting this criteria represent approximately $47.2 million, or 1.9% of the residential portfolio.

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

As displayed in Table 9, nonperforming assets at September 30, 2010 increased to $71.4 million compared to $54.2 million at December 31, 2009. The increase is primarily due to loans secured by residential one-to-four family loans and commercial real estate loans.

The increase in nonperforming residential loans of $18.0 million was due to current economic conditions including factors such as continued high unemployment rates and softness in the real estate market impacting customers ability to make loan payments. There are 215 loans in the residential nonperforming category totaling $49.1 million, representing 1.94% of the total residential portfolio, just over half of which have property locations in Connecticut and Massachusetts. The Company routinely updates FICO scores and LTV ratios and continues to originate loans with superior credit characteristics. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans. Included in nonperforming residential loans are approximately $4.9 million in restructured loans which have been modified from their original contractual terms.

The increase in nonperforming commercial real estate loans primarily relates to one loan totaling $3.7 million which has been restructured, partially offset by a decrease of $1.7 million due to a note sale. In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with their current financial status which may be a reduction in interest rate to market rate or below, a change in the term, movement of the past due amounts to the back end of the loan or refinance. Loans are placed on nonaccrual status upon being restructured, even if they were not previously. The Bank’s policy to restore a restructured loan to performing status is dependent on the receipt of regular payments, generally for a period of six months.

While the economic data indicates the worst of the recession is over, if unfavorable economic and real estate market conditions persist or deteriorate further, there will be added stress on our loan portfolios. The Company believes, however, that its historical practice of prudent underwriting, the relatively modest size of its residential construction portfolio and strong average FICO scores combined with low weighted average loan to value ratios associated with its residential portfolio are significant advantages in keeping asset quality manageable. Nonperforming loans as a percent of total loans outstanding at September 30, 2010 were 1.35%, compared to 1.06% at December 31, 2009.

Table 9: Nonperforming Assets

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Nonperforming loans (1)
Real estate loans
Residential (one- to four- family)	$49,133	$31,140
Commercial real estate loans	8,053	6,136
Commercial construction	2,898	2,459

Total real estate loans	60,084	39,735
Commercial business	5,667	8,497
Consumer loans
Home equity and equity lines of credit	2,517	2,187
Other consumer	25	88

Total consumer loans	2,542	2,275

Total nonperforming loans	68,293	50,507
Other real estate owned	3,103	3,705

Total nonperforming assets	$71,396	$54,212

Total nonperforming loans as a percentage of total loans (2)	1.35%	1.06%
Total nonperforming assets as a percentage of total assets	0.81	0.64

Troubled debt restructured loans included in nonaccruing loans above	$8,666	$3,294

(1)

Nonperforming loans, except guaranteed U.S. Government certificates totaling $1,000 and $477,000 at September 30, 2010 and December 31, 2009, respectively, include all loans 90 days or more past due, restructured loans due to a weakening in the financial condition of the borrower and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of principal or interest. All of the Company’s non-performing loans do not accrue interest.

(2)	Total loans are stated at their principal amounts outstanding, net of deferred loan fees and net unamortized premiums on acquired loans.

Allowance for Loan Losses
Deteriorating market conditions have adversely impacted the loan portfolios since the latter part of 2007. As displayed in Table 10 below, the Company recorded net charge-offs of $4.4 million during the three months ended September 30, 2010, compared to net charge-offs of $5.2 million for the three months ended September 30, 2009. Net charge-offs of $1.3 million, $1.3 million and $1.4 million were recorded against the residential, commercial real estate and commercial business portfolios, respectively. The majority of the charge-offs in the residential category were adjustments based on current appraisals which continue to show the depression in home values while persistent adverse economic and housing pressures are affecting charge-off levels in the commercial real estate and commercial business portfolios. To support net charge-offs, reserve requirements for impaired loan classifications and losses inherent in the portfolio, a provision for loan losses of $4.0 million was recorded for the three months ended September 30, 2010 compared to $5.2 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, net charge-offs were $12.2 million compared to $12.7 million for the nine months ended September 30, 2009 and were primarily in the residential and commercial portfolios.

The Company has a loan loss allowance of $54.6 million, or 1.08% of total loans as compared to a loan loss allowance of $52.5 million, or 1.10% of total loans at December 31, 2009. Management believes that the allowance for loan losses is adequate and consistent with asset quality indicators and that it represents the best estimate of probable losses inherent in the loan portfolio. To achieve this estimate, numerous factors are evaluated and applied to the allowance for loan loss calculation.

The allowance for loan losses to nonperforming loans ratio at September 30, 2010 was 79.92% compared to 103.87% at December 31, 2009 and 105.36% at September 30, 2009. This ratio has declined because growth in the allowance is not proportionate to growth in nonperforming loans as the result of the following: 1) the majority of the Company’s nonperforming loans are secured by real estate collateral and while the entire loan is classified as nonperforming, only the amount of estimated losses would have been captured in the allowance for loan losses; 2) growth in nonperforming loans has been concentrated in residential real estate loans in which a significant loss in event of default is relatively low; 3) certain nonperforming loans have already been partially charged-off to the expected net realizable value; and 4) a portion of the allowance is to cover losses established under FASB ASC 450, Contingencies, for performing loans. The increase in total loans since December 31, 2009 has been concentrated in well secured residential mortgage and asset based loans. Additionally, there has been a continued reduction in the construction loan portfolio.

The increase in residential real estate nonperforming loans has been the main driver of the overall increase in total nonperforming loans. Nonperforming loans increased $17.8 million, or 35.2%, since December 31, 2009, of which $18.0 million, or 101.2%, was in residential real estate loans. The residential portfolio presents a low risk of significant loss due to the Company’s conservative underwriting standards and low LTV ratios. Additionally, the Company has analyzed the majority of its nonperforming loans for specific reserves and its on-going reappraisal process continued to support high collateral levels and coverage.

Although increased from December 2009, total nonperforming loans remained at the same level as in the prior quarter, while total delinquencies and criticized loans have only had slight increases and adversely classified loans have decreased.

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

Table 10: Schedule of Allowance for Loan Losses

	At or For the Three Months		At or For the Nine Months
	Ended September 30,		Ended September 30,

(Dollars in thousands)	2010	2009	2010	2009

Balance at beginning of period	$54,945	$51,502	$52,463	$49,911
Provision for loan losses	4,000	5,433	14,300	14,533
Charge-offs
Residential real estate loans	1,265	960	3,610	2,449
Commercial real estate loans	1,301	392	3,295	2,389
Commercial construction loans	-	1,010	953	3,055
Commercial business loans	1,678	3,166	4,084	5,317
Consumer loans	388	490	921	903

Total charge-offs	4,632	6,018	12,863	14,113

Recoveries
Residential real estate loans	4	3	15	140
Commercial real estate loans	-	538	-	538
Commercial construction loans	-	-	-	-
Commercial business loans	235	228	556	519
Consumer loans	30	34	111	192

Total recoveries	269	803	682	1,389

Net charge-offs	4,363	5,215	12,181	12,724

Balance at end of period	$54,582	$51,720	$54,582	$51,720

Net charge-offs to average loans (annualized)	0.35%	0.43%	0.33%	0.34%
Allowance for loan losses to total loans	1.08	1.08	1.08	1.08
Allowance for loan losses to nonperforming loans	79.92	105.36	79.92	105.36
Net charge-offs to allowance for loan losses	7.99	10.08	22.32	24.60
Total recoveries to total charge-offs	5.81	13.34	5.30	9.84

Loans Held for Sale
 The Company currently sells the majority of its originated fixed rate residential real estate loans with terms of 15 years or more. Loans held for sale were $27.2 million at September 30, 2010, an increase of $12.5 million from $14.7 million at December 31, 2009. The increase is primarily due to a drop in market interest rates during the third quarter. Year-to-date, the Company originated $218.0 million mortgage loans for sale with approximately half being originated in the current quarter. The Company originates both fixed-rate mortgage loans and small business loans (“SBA”) for sale in the secondary market.

Goodwill and Identifiable Intangible Assets
At September 30, 2010, the Company had intangible assets of $556.7 million, a decrease of $5.8 million, from $562.5 million at December 31, 2009. The decrease is due to year-to-date amortization expense for core deposit and customer relationships.

Identifiable intangible assets are amortized on a straight-line or accelerated basis, over their estimated lives. Management assesses the recoverability of intangible assets subject to amortization whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount exceeds fair value, an impairment charge is recorded to income.

Goodwill is not amortized, but instead is reviewed for impairment on an annual basis and more frequently if circumstances exist that indicate a possible reduction in the fair value of the business below its carrying value. For purposes of goodwill impairment evaluation, the Bank is identified as the reporting unit. The Company engaged an external third party to assist with the annual test for goodwill impairment during the first quarter of 2010. The analysis performed evaluated the fair value of the reporting unit using a combination of four valuation methodologies including; the Public Market Peers approach, the Comparable Transactions approach, the Control Premium approach and a Discounted Cash Flow approach. Based on the analysis, the Company concluded that the reporting unit was not at risk of failing Step 1 of the impairment test; therefore, an impairment charge was not deemed necessary. No events or circumstances subsequent to the analysis through September 30, 2010 indicate that the carrying value of the Company’s goodwill may not be recoverable.

Sources of Funds

Cash flows from deposits, loan and mortgage-backed securities repayments, securities sales proceeds and maturities, borrowings and earnings are the primary sources of the Company’s funds available for use in its lending and investment activities and in meeting its operational needs. While scheduled loan and securities repayments are a relatively stable source of funds, deposit flows and loan and investment security prepayments are influenced by prevailing interest rates and local and economic conditions and are inherently uncertain. See Note 9 of Notes to Unaudited Consolidated Financial Statements contained elsewhere within this Report for borrowings information.

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

Table 11: Deposits

	September 30,	December 31,
(In thousands)	2010	2009

Savings	$1,705,787	$1,817,787
Money market	993,570	790,453
NOW	398,435	400,176
Demand	581,293	534,180
Time	1,459,775	1,481,446

Total deposits	$5,138,860	$5,024,042

As displayed in Table 11, deposits increased $114.8 million compared to December 31, 2009. The Company’s strategy has been to increase core deposits and reduce rates paid on interest bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. Through well-designed product offerings, the Company has been able to grow core deposits by $136.5 million, particularly through the Company’s money market products which have grown $203.1 million since year end. The Company has executed several marketing programs, including telephone and direct mail campaigns to retain valued, higher-balance deposit accounts through the cross-sell strategy of offering our highest tier of banking products – Premium and Platinum Checking and their companion accounts – Premium and Platinum Savings and Premium and Platinum Money Market. Also, and keeping in line with the Company’s overall deposit strategy throughout the year, the Company has reduced its cost of interest bearing deposits, which has led to decreases in savings and time deposits of $112.0 million and $21.7 million, respectively. However, the Company was able to retain a portion of these deposit accounts through our premium level money market products that offer competitive interest rates.

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

The following table summarizes the Company’s recorded borrowings at September 30, 2010.

Table 12: Borrowings
	September 30,	December 31,
(In thousands)	2010	2009

FHLB advances (1)	$1,994,811	$1,755,533
Repurchase agreements	105,606	112,095
Mortgage loans payable	1,044	1,165
Junior subordinated debentures issued to affiliated trusts (2)	21,135	21,135

Total borrowings	$2,122,596	$1,889,928

(1)	Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $2.1 million and $3.1 million at September 30, 2010 and December 31, 2009, respectively. The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining terms using the level yield method.

(2)	The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

Borrowings were $2.12 billion at September 30, 2010, an increase of $232.7 million from the balance recorded at December 31, 2009, and were mainly in FHLB advances. This increase represents the Company taking advantage of reduced rates offered by the FHLB for advances that were competitive with current market deposit rates. Combined with the growth in our core deposits, the advances assist the Company with the growth in our loan portfolio, to invest in securities and meet other liquidity needs, while effectively managing interest rate risk. At September 30, 2010, all of the Company’s outstanding FHLB advances were at fixed rates ranging from 0.34% to 8.17%.

Stockholders’ Equity

Total stockholders’ equity equaled $1.47 billion at September 30, 2010, an increase of $38.4 million compared to $1.43 billion at December 31, 2009. The increase was primarily due to earnings of $46.6 million and the increase in the fair market value of available-for-sale investment securities of $16.1 million, net of tax. The increase in equity was partially offset by the acquisition of treasury stock totaling $11.3 million and $20.9 million for the payment of cash dividends declared on our common stock during the nine months ended September 30, 2010. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below.

Dividends declared during the nine months ended September 30, 2010 and 2009 were $0.21 per share. On October 26, 2010, we declared a $0.07 per share cash dividend payable on November 16, 2010 to shareholders of record on November 5, 2010. This will be the Company’s 26th consecutive quarterly dividend payment. Book value per share amounted to $14.02 and $13.53 at September 30, 2010 and December 31, 2009, respectively, and tangible book value amounted to $8.72 and $8.23 at the same dates, respectively.

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

Gap Analysis

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At September 30, 2010, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was positive $562.9 million, or 6.38% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

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

For the base case rate scenario the yield curve as of September 30, 2010 was utilized. This yield curve was utilized due to the recent excessive volatility in the rate markets as well as due to the comments from various Federal Reserve Bank (“FRB”) officials that interest rates would likely remain flat for an extended period. As of September 30, 2010, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve-month period as compared to the forecasted net interest income in the base case scenario are as follows:

Percentage change in
estimated net interest income
over twelve months

100 basis point upward shock in interest rates	4.33%

25 basis point downward shock in interest rates	-1.21%

As of September 30, 2010, a downward rate shock of 25 basis points was a realistic representation of the risk of falling rates as the FRB has reduced the overnight lending rate target to a range between 0.00% and 0.25%. For an increase in rates, an upward rate shock of 100 basis points is also a relevant representation of potential risk given the recent beginnings of an economic rebound both here in the U.S. as well as overseas and the expansion of the FRB’s balance sheet.

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

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At September 30, 2010, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $437.7 million, or 4.84% of total assets.

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

The Company has used borrowings from the Federal Home Loan Bank of Boston to fund loan growth while managing interest rate risk and liquidity. At September 30, 2010, total borrowings from the Federal Home Loan Bank amounted to $1.99 billion, exclusive of $2.1 million in purchase accounting adjustments, and the Company had the immediate capacity to increase that total to $2.23 billion. Additional borrowing capacity of approximately $1.51 billion would be readily available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the Federal Home Loan Bank or initiate borrowings through the repurchase agreement market. At September 30, 2010 the Company’s repurchase agreement lines of credit with four large broker dealers totaled $200.0 million, $175.0 million of which was available on that date. Agreement terms vary based on the collateral submitted.

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

At September 30, 2010, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $972.4 million. Commitments generally have fixed expiration dates or other termination clauses, therefore, total commitment amounts do not necessarily represent future cash requirements. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Time deposits maturing within one year from September 30, 2010 amount to $939.1million. FHLB advances maturing within one year from September 30, 2010 amount to $565.2 million and interest payments of approximately $60.4 million are payable within that same time frame.

Management believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the Federal Home Loan Bank and the available repurchase agreement lines at selected broker dealers, provide for sufficient liquidity to meet its operating needs.

At September 30, 2010, the Company’s Tier 1 leverage ratio, a primary measure of regulatory capital was $906.8 million, or 11.1% of average assets, which is above the threshold level of $410.2 million, or 5.0% to be considered “well-capitalized.” The Tier 1 risk-based capital ratio stood at 19.7% and the Total risk-based capital ratio stood at 20.9%. The Bank also exceeded all of its regulatory capital requirements with leverage capital of $792.7 million, or 9.7% of average assets, which is above the required level of $327.9 million or 4.0%. The Tier 1 risk-based capital ratio was 17.3% and the Total risk-based capital ratio was 18.5%. These ratios qualify the Bank as a “well capitalized” institution under federal capital guidelines.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about the Company’s market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Management of Market and Interest Rate Risk” on pages 54 through 56.

Item 4. Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) or Rule 15(d)-15(e) under the Exchange Act) as of September 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the third quarter 2010.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various threatened and pending legal proceedings. We believe that we are not a party to any pending legal, arbitration, or regulatory proceedings that would have a material adverse impact on our financial results or liquidity. Certain legal proceedings in which we are involved are described below:

On or about August 20, 2010, a lawsuit was filed by Stanley P. Kops against NewAlliance and its directors in the Connecticut Superior Court for the Judicial District of New Haven (NNH-CV10-6013984) challenging the proposed merger between NewAlliance and First Niagara. The purported class action alleges that the NewAlliance board of directors breached its fiduciary duties to NewAlliance stockholders by failing to maximize stockholder value in approving the merger agreement with First Niagara and that NewAlliance and First Niagara aided and abetted this alleged breach of fiduciary duty.

Since the first action was commenced, nine additional lawsuits have been filed against NewAlliance, First Niagara, Merger Sub, and/or the NewAlliance directors and certain officers of NewAlliance. The plaintiffs in the additional lawsuits are: Southwest Ohio Regional Council of Carpenters Pension Plan (NNH-CV10-6014110); Cynthia J. Kops (NNH-CV10-6014155); Joseph Caldarella (NNH-CV10-6014192); Michael Rubin (NNH-CV10-6014328); Arlene H. Levine and Gertrude M. Nitkin (NNH-CV10-6014477); Port Authority of Alleghany County Retirement & Disability Allowance Plan for Employees Represented by Local 85 of the Amalgamated Transit Union (NN-CV10-6014634); Alan Kahn (Case No. 5785); Moses Eilenberg (Case No. 5796); and Erie County Employees’ Retirement System (Case No. 5831). The latter three lawsuits were filed in the Court of Chancery of the State of Delaware and the remainder were filed in the Connecticut Superior Court. The claims in the nine additional lawsuits are substantially the same as the claims in the first lawsuit and seek, among other things, to enjoin the proposed merger on the agreed upon terms. Certain of the new actions, however, also seek attorneys’ and experts’ fees and actual and punitive damages if the merger is completed.

On September 28, 2010, the three Delaware actions were consolidated into In re NewAlliance Bancshares, Inc. Shareholders Litigation (No. 5785-VCP), and the plaintiffs in the consolidated action filed an amended complaint which adds allegations challenging the accuracy of disclosures in the preliminary Form S-4, a motion to preliminarily enjoin the defendants from taking any action to consummate the merger and a motion seeking expedited discovery. On October 22, the court granted the plaintiffs’ motion for expedited discovery and tentatively scheduled a preliminary injunction hearing for December 1, 2010.

On October 19, 2010, the seven Connecticut actions were transferred to the complex litigation docket in the Judicial District of Stamford. The cases were consolidated on October 20 and, on October 22, the plaintiffs filed an amended complaint which adds allegations challenging the accuracy of disclosure in the preliminary Form S-4. The plaintiffs in the Connecticut actions also have indicated that they intend to seek a preliminary injunction and expedited discovery.

On October 18 and 19, 2010, the defendants filed motions in the seven Connecticut actions and in the consolidated Delaware action requesting that the courts direct the plaintiffs in all the actions to confer and agree on a single forum in which to litigate their claims, or if the plaintiffs are unable to agree, that the courts confer and designate a single forum, and that the cases in the other forum be stayed. The defendants’ motions are pending.

Item 1A. Risk Factors

In addition to the risk factors described in the Company’s Annual report on Form 10K for the year ended December 31, 2009, management believes the following risks and uncertainties could materially affect the Company.

The Merger Agreement May Be Terminated in Accordance with Its Terms and the Merger May Not Be Completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: approval of the merger agreement by NewAlliance stockholders, approval of the issuance of First Niagara common stock in connection with the merger by First Niagara stockholders, regulatory approvals, absence of orders prohibiting the completion of the merger, effectiveness of the registration statement of which this joint proxy statement/prospectus is a part, approval of the shares of First Niagara common stock to be issued to NewAlliance stockholders for listing on the NASDAQ Global Select Market, the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels.

In addition, certain circumstances exist whereby NewAlliance may choose to terminate the merger agreement, including if First Niagara’s share price declines to below $10.22 (subject to customary anti-dilution adjustments) as of the first date when all regulatory approvals for the merger have been received, combined with such decline being at least 20% greater than a corresponding decline in the value of the NASDAQ Bank Index. If this situation occurs, the agreement allows First Niagara the ability to make an adjustment to the exchange ratio, pursuant to a specified formula, to cure any shortfall caused by the decline in share price as previously described. There can be no assurance that the conditions to closing of the merger will be fulfilled or that the merger will be completed.

Termination of the Merger Agreement Could Negatively Impact NewAlliance. If the merger agreement is terminated, there may be various consequences, including:

•

NewAlliance’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger; and

•	the market price of NewAlliance common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed.

If the merger agreement is terminated and NewAlliance’s board of directors seeks another merger or business combination, NewAlliance stockholders cannot be certain that NewAlliance will be able to find a party willing to offer equivalent or more attractive consideration than the consideration First Niagara has agreed to provide in the merger.

NewAlliance Will Be Subject to Business Uncertainties and Contractual Restrictions While the Merger is Pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on NewAlliance and consequently on First Niagara. These uncertainties may impair NewAlliance’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with NewAlliance to seek to change existing business relationships with NewAlliance. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, First Niagara’s business following the merger could be negatively impacted. In addition, the merger agreement restricts NewAlliance from making certain acquisitions and taking other specified actions until the merger occurs without the consent of First Niagara. These restrictions may prevent NewAlliance from pursuing attractive business opportunities that may arise prior to the completion of the merger.

The Merger Agreement Limits NewAlliance’s Ability to Pursue Alternatives to the Merger.
The merger agreement contains “no-shop” provisions that, subject to limited exceptions, limit NewAlliance’s ability to initiate, solicit, encourage or knowingly facilitate any inquiries or competing third-party proposals, or engage in any negotiations, or provide any confidential information, or have any discussions with any person relating to a proposal to acquire all or a significant part of NewAlliance. In addition, NewAlliance has agreed to pay First Niagara a termination fee in the amount of $60 million in the event that First Niagara terminates the merger agreement for certain reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of NewAlliance from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquirer’s proposing to pay a lower per share price to acquire NewAlliance than it might otherwise have proposed to pay. Until the merger agreement is adopted by NewAlliance stockholders, NewAlliance can consider and participate in discussions and negotiations with respect to an alternative unsolicited bona fide acquisition proposal (subject to its obligation to pay a termination fee under certain circumstances) so long as the NewAlliance board of directors determines in good faith (after consultation with legal counsel) that failure to do so would result in a violation of its fiduciary duties to NewAlliance stockholders under Delaware law and that such alternative acquisition proposal constitutes a superior proposal or would reasonably be likely to result in a superior proposal. NewAlliance shall also keep First Niagara appraised of developments, discussions and negotiations relating to any such acquisition proposal.

Lawsuits Have Been Filed against NewAlliance Challenging the Merger, and an Adverse Judgment in Such Lawsuits or any Future Similar Lawsuits May Prevent the Merger from Becoming Effective or from Becoming Effective within the Expected Timeframe.

NewAlliance, the members of the NewAlliance board of directors, certain NewAlliance officers, First Niagara and Merger Sub are named as defendants in a number of purported class action lawsuits brought by various NewAlliance stockholders, both in the Superior Court of New Haven County in Connecticut and in the Court of Chancery in the State of Delaware, challenging the proposed merger and seeking, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms and rescission of the merger to the extent it has been completed.

One of the conditions to the closing of the merger is that no judgment, decree, injunction or other order (whether temporary or permanent) that prohibits the completion of the merger be in effect. As such, if any plaintiff were successful in obtaining an injunction prohibiting the NewAlliance or First Niagara defendants from completing the merger on the agreed upon terms, then such injunction may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

Following Completion of the Merger, First Niagara Will Face Risks Different from Those Faced by First Niagara Today, which May Affect the Market Price of the Shares of First Niagara Common Stock.
Upon completion of the merger, NewAlliance will become a direct wholly owned subsidiary of First Niagara, and certain holders of NewAlliance common stock will become holders of First Niagara common stock. Some of First Niagara’s current businesses and markets differ from those of NewAlliance and, accordingly, the results of operations of First Niagara after the merger may be affected by factors different from those currently affecting the results of operations of NewAlliance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) The following table sets forth information about the Company’s stock repurchases for the three months ended September 30, 2010.

		(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (includes commission)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may Yet Be Purchased Under the Plans or Programs
Period
July 1-31, 2010		0	$ -	0	1,421,938
August 1-31, 2010	(1)	2,065	$ 12.18	0	1,421,938
September 1-30, 2010		0	$ -	0	1,421,938
Total		2,065		0	1,421,938

(1)	Represents shares of common stock withheld by the Company to satisfy tax withholding requirements on the vesting of shares under the Company’s benefit plans.

On January 31, 2006, the Company’s second stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan. Due to the First Niagara impending acquisition, the Company is not initiating share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number
2.1	Merger Agreement. Incorporated herein by reference is Exhibit 2.1 filed with the Company’s Current Report on Form 8-K, filed August 20, 2010.
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
101

The following financial information from NewAlliance Bancshares, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAlliance Bancshares, Inc.

By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer

Date:	November 4, 2010