Form 10-K
period 2010-12-31
NEWALLIANCE BANCSHARES INC
filed 2011-03-01
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Yes        No  X

       The market value of the common equity held by non-affiliates was $1.15 billion based upon the closing price of $11.21 as of June 30, 2010 as reported in  The Wall Street Journal on July 1, 2010. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates. As of February 24, 2011 there were 105,005,690 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Form 10-K/A for the fiscal year ended December 31, 2010 is incorporated by reference into Part III, Items 10 - 14 of this 10-K.

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

Factors that could have a material adverse effect on the operations of NewAlliance Bancshares, Inc. (“NewAlliance” or the “Company”) and its subsidiaries include, but are not limited to:

•	NewAlliance’s business and operations could be negatively impacted if the merger agreement with First Niagara were to be terminated;
•	Changes in the interest rate environment may reduce the net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets held;
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
•

Recent government initiatives, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company;

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

By assets, NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $9.03 billion and stockholders’ equity of $1.46 billion at December 31, 2010. NewAlliance delivers financial services to individuals, families and businesses throughout Connecticut and Western Massachusetts. NewAlliance Bank provides commercial banking, retail banking, consumer financing, trust and investment services through 88 banking offices, 100 ATMs and its internet website (www.newalliancebank.com). NewAlliance common stock is traded on the New York Stock Exchange under the symbol “NAL”.

Pending Merger
On August 18, 2010, the Company entered into an agreement and plan of merger with First Niagara Financial Group, Inc. (“First Niagara”), pursuant to which the Company will merge with and into First Niagara (the “Merger”). The Merger was approved by the Company’s shareholders and First Niagara’s shareholders at special meetings of shareholders held on December 20, 2010. Pending and subject to the receipt of all required regulatory approvals, the Merger is expected to close in the second quarter of 2011. See “Item 1A – Risk Factors – Risk Related to the Merger with First Niagara.”

This annual report on Form 10-K has been written from the standpoint of business as usual, however and as applicable, references and disclosures have been made that relate to the pending merger.

Lending Activities

General
The Company originates commercial loans, commercial real estate loans, residential and commercial construction loans, residential real estate loans collateralized by one- to four-family residences, home equity lines of credit and fixed rate loans and other consumer loans predominantly in the States of Connecticut and Massachusetts. Loan originations totaled $2.16 billion in 2010 as the Company was able to capitalize on the opportunities in the marketplace by having the ability and liquidity to retain or sell these loans. The Company also has a portfolio of purchased mortgage loans, with property locations throughout the United States. The purchased portfolio has been declining over the past three years as no new loans have been purchased, primarily a result of the dislocations in the marketplace and general economic conditions throughout the United States.

Real estate secured the majority of the Company’s loans as of December 31, 2010, including some loans classified as commercial loans. Interest rates charged on loans are affected principally by the Company’s current asset/liability strategy, the demand for such loans, the cost and supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic and credit conditions, monetary policies of the federal government, including the Federal Reserve Board, federal and state tax policies and budgetary matters.

Residential Real Estate Loans
A principal lending activity of the Company is to originate prime loans secured by first mortgages on one- to four-family residences in the states of Connecticut and Massachusetts. The Company originates residential real estate loans primarily through commissioned mortgage representatives and brokers across our branch footprint. The Company originates both fixed rate and adjustable rate mortgages and has purchased both adjustable rate and 10 and 15 year fixed rate mortgages under its residential real estate purchase program. At December 31, 2010, the purchased portfolio made up 13.9% and 6.9% of the total residential real estate and total loan portfolios, respectively. Residential lending represents the largest single component of our total portfolio.

Residential mortgage loan originations remained very strong in 2010. The Company originated a record $1.30 billion in residential mortgage loans, which included $355.8 million originated for sale. The decrease in conforming mortgage interest rates caused by government purchases of mortgage securities, a reduced number of competitors who have the ability and liquidity to retain or sell mortgage loans and enhanced sales efforts by the Bank were catalysts for the surge of mortgage originations we experienced throughout 2010.

The Company currently sells the majority of the fixed rate residential real estate loans it originates with terms of 15 years or more. In 2009, however, the Company began the strategy of retaining jumbo 30 year fixed rate residential mortgage originations in its portfolio. During 2010 and 2009, the Company originated $135.8 million and $7.4 million, respectively, in jumbo 30 year fixed rate mortgages for portfolio. Loans are originated for sale under forward rate commitments. The percentage of loans the Company sells will vary depending upon interest rates and our strategy for the management of interest rate risk. The majority of loans originated for sale are sold servicing released, but the bank continues to service loans both held in portfolio and those sold prior to May 2007.

The retention of adjustable rate or shorter term fixed rate, as opposed to longer term fixed rate, residential mortgage loans in the portfolio helps reduce the Company’s exposure to interest rate risk. However, adjustable rate mortgages generally pose credit risks different from the credit risks inherent in fixed rate loans primarily because as interest rates rise, the underlying debt service payments of the borrowers rise, thereby increasing the potential for default. Management believes that these risks, which have not had a material adverse effect on the Company to date, generally are less onerous than the interest rate risks associated with holding long-term fixed rate loans in the loan portfolio. The Company’s residential real estate loan purchase program purchased adjustable rate mortgages and fixed rate mortgages with maturity terms of less than 15 years. The servicing for these loans was retained by the seller. These purchases were originally concentrated in the Northeast and then expanded to locations across the United States following underwriting standards no less stringent than that used for the organic residential loan portfolio. The Company also purchases some fixed rate mortgages with terms greater than 15 years in low or moderate income areas within its Community Reinvestment Act assessment area.

Commercial Real Estate Loans
The Company makes commercial real estate loans throughout its market area for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. Retail facilities, office buildings, light industrial, warehouse, multifamily income properties, and medical facilities normally collateralize commercial real estate loans. These properties are located primarily in Connecticut and Massachusetts. Among the reasons for management’s continued emphasis on commercial real estate lending is the desire to invest in assets with yields which are generally higher than yields on one- to four-family residential mortgage loans, and are more sensitive to changes in market interest rates. Terms generally range from five to 25 years, with interest rates adjusting primarily in three, five and ten year intervals.

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

The commercial construction portfolio includes loans to commercial borrowers for residential housing development including condominium projects. Since 2008, this segment related to residential development has been negatively impacted by the downturned economy as home sales volumes have been extremely low and prices have declined. The Company’s portfolio of these loans, however, is very small, at 1.7% and 2.3% of the total commercial real estate portfolio at December 31, 2010 and 2009, respectively, and less than one percent of the total loan portfolio for both periods.

Commercial Loans
Commercial loans are primarily collateralized by equipment, inventory, accounts receivable and/or leases. Many of the Company’s commercial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, refinancing or constructing the real estate securing the loan. Commercial loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion. The Company offers both term and revolving commercial loans. Term loans have either fixed or adjustable rates of interest and, generally, terms of between two and seven years. Term loans generally amortize during their life, although some loans require a balloon payment at maturity if the amortization exceeds seven years. Revolving commercial lines of credit typically have one or two-year terms, are renewable annually and have a floating rate of interest which is normally indexed to the Company’s “base rate” of interest and occasionally indexed to the London Interbank Offered Rate (“LIBOR”).

In the fourth quarter of 2009, NewAlliance launched a new division, NewAlliance Commercial Finance, the formation of an asset-based lending business. The new line of business expands the bank’s business lending offerings to include revolving lines of credit and term loans secured by accounts receivable, inventory, and other assets. An asset-based loan is collateralized with a customer’s business assets, which can ultimately be the primary source of loan repayment. This type of financing is particularly attractive to startup and growth companies, as well as those in restructuring, turn-around, or other financially distressed situations that result in the inability to secure traditional commercial lending. NewAlliance Bank is well capitalized and poised to expand its lending capabilities to business customers seeking relevant, flexible capital solutions beyond traditional commercial lending. The outstanding balance represents approximately three percent of total loans at December 31, 2010. The Company expects that asset-based lending will eventually represent approximately five percent of total loans.

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

At December 31, 2010, the Company’s outstanding commercial loan portfolio included the following business sectors: manufacturing, professional services, wholesale trade, retail trade, transportation, educational and health services, contractors and real estate rental and leasing. Industry concentrations are reported quarterly to the Loan Committee of the Board of Directors.

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

Trust Services

The Company provides a range of fiduciary and trust services and general investment management services to individuals, families and institutions. The Company will continue to emphasize the growth of its trust and investment management services to increase fee-based income. At December 31, 2010, Trust Services managed approximately 1,260 account relationships and had assets under management of $1.03 billion. These assets are not included in the Consolidated Financial Statements. For the years ended December 31, 2010, 2009 and 2008, revenues for this area were $6.3 million, $5.8 million and $6.4 million, respectively.

Brokerage, Investment Advisory and Insurance Services

The Company provides brokerage and insurance services through its wholly owned subsidiary, NewAlliance Investments, Inc., (“NAII”) Member FINRA – Financial Industry Regulatory Authority /SIPC – Securities Investor Protection Corporation. NAII offers traditional brokerage and insurance products through 25 registered representatives and 79 insurance licensed branch representatives offering customers an expansive array of investment products including stocks, bonds, mutual funds, fixed annuities, estate and retirement planning and life insurance. In 2007, the Company acquired Connecticut Investment Management Inc., an investment advisory firm.

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

The FDIC insures deposits up to certain limits (generally, $250,000 per depositor). Additionally, in November 2010 and January 2011, the FDIC issued final rules to provide separate temporary coverage for noninterest-bearing transaction accounts and Lawyer Trust Accounts (IOLTAs). The final rule indicates that all funds held in noninterest-bearing transaction accounts are fully insured, without limit, and that this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at NewAlliance Bank. This temporary coverage will expire December 31, 2012.

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

National, regional and local economic and credit conditions, changes in competitor money market, savings and time deposit rates, prevailing market interest rates and competing investment alternatives all have a significant impact on the level of the Company’s deposits. In 2010, NewAlliance was successful in generating and maintaining core deposits due to the Company’s concerted marketing and sales efforts and consumer desire for cash liquidity. Deposit levels could come under pressure, however, as equity markets start to rebound.

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

Acquisitions

The Company’s growth and increased market share have been achieved through both internal growth and acquisitions. Up until the announcement of the First Niagara merger, the Company continually evaluated acquisition opportunities that would help meet its strategic objectives. The volatility in the market over the past 36 months was not conducive to widespread acquisition activities, and as such, 2007 marked the last acquisition completed by the Company. NewAlliance completed six acquisitions, four banking institutions and two trust and investment advisory firms, since its conversion from a mutual bank to a stock bank in 2004.

Subsidiary Activities

NewAlliance Bancshares, Inc. is a bank holding company and currently has the following wholly-owned subsidiaries. The Company has not participated in asset securitizations.

Alliance Capital Trust II was organized by Alliance Bancorp of New England, Inc. (“Alliance”) to facilitate the issuance of “trust preferred” securities. The Company acquired this subsidiary when it acquired Alliance. The Company’s debt to Alliance Capital Trust II is recorded as “Junior Subordinated Debentures issued to affiliated trusts” in Note 10 of the Notes to Consolidated Financial Statements contained elsewhere in this report, and amounted to $3.6 million at December 31, 2010. In June 2009, the Company’s debt to Alliance Capital I was paid in full.

Westbank Capital Trust II and Westbank Capital Trust III were organized by Westbank Corporation Inc. (“Westbank”) solely for the purpose of trust preferred financing. The Company acquired these subsidiaries when it acquired Westbank on January 2, 2007. The Company’s debt to Westbank Capital Trust II and III is recorded as “Junior Subordinated Debentures issued to affiliated trusts” in Note 10 of the Notes to Consolidated Financial Statements contained elsewhere in this report, and amounted to a total of $17.5 million at December 31, 2010.

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

Employees

At December 31, 2010, the Company had 1,197 employees consisting of 951 full-time and 246 part-time employees. None of the employees were represented by a collective bargaining group. The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan, an employee 401(k) investment plan, an employee stock ownership plan and a stock-based long-term compensation plan. The Company’s pension plan was frozen to new participants hired after December 31, 2007. Management considers relations with its employees to be good. See Notes 11 and 12 of the Notes to Consolidated Financial Statements contained elsewhere within this report for additional information on certain benefit programs.

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

As of December 31, 2010, NewAlliance Bank was “well capitalized”.

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

Insurance of Deposit Accounts
The FDIC insures deposits up to the standard maximum deposit insurance amount (“SMDIA”) of $250,000. The deposit insurance limit was increased in response to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) of 2010, which, among other provisions, made permanent the increase in the SMDIA from $100,000 to $250,000. Additionally, in November 2010, the FDIC issued a final rule to provide separate temporary coverage for noninterest-bearing transaction accounts. The final rule indicates that all funds held in noninterest-bearing transaction accounts are fully insured, without limit, and that this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution, such as NewAlliance Bank. The term “noninterest-bearing transaction account” includes a traditional checking account or demand deposit account which receives no interest. It also includes Interest on Lawyers Trust Accounts (“IOLTAs”) as a result of an amendment to the Federal Deposit Insurance Act signed into law on December 29, 2010 by President Obama. It does not include other accounts, such as traditional checking or demand deposit accounts that may earn interest, NOW accounts and money-market deposit accounts. This provision for non-interest bearing transaction accounts and IOLTAs became effective December 31, 2010 and terminates on December 31, 2012. Beginning January 1, 2013, such accounts will be insured under the FDIC’s general deposit insurance coverage rules.

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of four risk categories based on the institution’s financial condition and supervisory ratings. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. In November 2010, the FDIC adopted a notice of proposed rulemaking which, among other things, would define the assessment base as “average consolidated total assets minus average tangible equity” as required by the DFA. The proposed assessment rules would become effective April 1, 2011. On February 7, 2011, a final rule was approved by the FDIC which encompasses all of the proposed rules.

In the fourth quarter of 2009, the FDIC voted to require insured institutions to prepay thirteen quarters of estimated insurance assessments. The estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 was paid on December 30, 2009. Unlike the special assessment, the pre-payment allowed the FDIC to strengthen the cash position of the DIF immediately without immediately impacting bank earnings.

In addition, FDIC insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.0106 of insured deposits to fund interest payments on bonds issued by the Financing Corporations, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019. The assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions.

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

Federal Reserve System
The FRB regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $58.8 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for amounts greater than $58.8 million, 10% (which may be adjusted by the FRB between 8% and 14%), against that portion of total transaction accounts in excess of $58.8 million. The first $10.7 million of otherwise reservable balances (which may be adjusted by the FRB) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

The FRB pays interest on required reserve balances held at Reserve Banks to satisfy reserve requirements and on excess balances (balances held in excess of required reserve balances and contractual clearing balances). The interest rate paid on required reserve balances is determined by the Board of Governors and is intended to eliminate effectively the implicit tax that reserve requirements previously imposed on depository institutions. The interest rate paid on excess balances is also determined by the Board and gives the FRB an additional tool for the conduct of monetary policy. The interest rate paid as of December 31, 2010 was 25 basis points. The Board of Governors will continue to evaluate the appropriate settings of the rates paid on balances in light of evolving market conditions and make adjustments as needed.

Federal Home Loan Bank System
The Bank is a member of the FHLB, which consists of 12 regional FHLB’s. The FHLB provides a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement with an investment in FHLB Boston stock at December 31, 2010 of $120.8 million. At December 31, 2010, the Bank had approximately $2.11 billion in FHLB Boston advances.

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

In February 2009, the FHLB Boston advised its members that, while it currently meets all its regulatory capital requirements, it was focusing on preserving capital in response to ongoing market volatility, and accordingly, suspended its quarterly dividend and extended the moratorium on excess stock purchases, primarily due to other-than-temporary impairment charges on its private-label mortgage-backed securities investments. In a letter to member banks on October 29, 2009, the FHLB Boston announced the filing of its quarterly report to the SEC and disclosed that the credit quality of the loans underlying its portfolio of private-label mortgage-backed securities remains vulnerable to the housing and capital markets, which could result in additional losses. Accordingly, to protect its capital base and build the retained earnings, the moratorium on excess stock repurchases and the quarterly dividend payout suspension continue. Also, the FHLB Boston implemented a revised operating plan that includes certain revenue enhancement and expense reduction initiatives and the goal of the plan is to build retained earnings to an appropriate level so that they may eventually resume paying dividends and end the moratorium on excess stock repurchases. This plan appears to be working as the FHLB Boston announced its fourth consecutive quarter with positive net income as of the quarter ended September 30, 2010. However, they are experiencing a reduced demand for advances and still remain cautious regarding additional future potential credit losses with the slow growth in the economy as well as the nominal recovery in the housing market.

Recent Regulatory Initiatives
Dodd-Frank Wall Street Reform and Consumer Protection Act
In July 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”), which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The DFA changes the existing regulatory structure, such as creating a host of new agencies, while merging and removing others, in an effort to streamline the regulatory process; increase oversight of specific institutions regarded as a systemic risk; amend the Federal Reserve Act; promote transparency and additional changes. Among other things, the DFA establishes the Consumer Finance Protection Bureau, provides for an advanced warning system on the stability of the economy, and includes new rules on executive compensation and corporate governance. The legislation also authorizes banking agencies to promulgate new regulations in a number of areas. The true impact of the DFA can’t be evaluated until those regulations are finalized over the next few years.

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

Regulation E, Electronic Fund Transfers
The Board of Governors of the FRB amended Regulation E, Electronic Fund Transfers, with final rules announced November 12, 2009 that prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers are now provided a clear disclosure of the fees and terms associated with the institution’s overdraft service. The mandatory compliance date was July 1, 2010.

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

New York Stock Exchange Disclosure

The annual certification of NewAlliance’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed with the New York Stock Exchange on May 5, 2010.

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

Weakness in the markets for residential or commercial real estate could reduce NewAlliance’s net income and profitability.
Softening residential housing markets, increasing delinquency and default rates and constrained secondary credit markets have been affecting the mortgage industry generally. NewAlliance’s financial results may be adversely affected by changes in real estate values. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect NewAlliance’s financial condition or results of operations.

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
Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2010, the Company had approximately $527.2 million of goodwill on its balance sheet. Companies must evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on NewAlliance’s financial condition and results of operations.

The impact on the Company and the Bank of enacted legislation, in particular the Dodd-Frank Act and its implementing regulations cannot be predicted at this time.
Recently enacted and potential financial regulatory reforms could have a significant impact on our business, financial condition and results of operations. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

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

NewAlliance’s stock price can be volatile.
NewAlliance’s stock price can fluctuate widely in response to a variety of factors including:
•	actual or anticipated variations in quarterly operating results;
•	recommendations by securities analysts;
•	new technology used, or services offered, by competitors;
•	significant business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or the Company’s competitors;
•	operating and stock price performance of other companies that investors deem comparable to NewAlliance;
•	news reports relating to trends, concerns and other issues in the financial services industry;
•	changes in government regulations; and
•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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
The occurrence of catastrophic events such as hurricanes, pandemic disease, windstorms, floods, severe winter weather or other catastrophes could adversely affect NewAlliance’s business and, in turn, its financial condition or results of operations. This may result in a significant number of employees that are unavailable to perform critical operating functions at either their regular worksite or the disaster recovery worksite. Unpredictable natural and other disasters could have an adverse effect on the Company in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by NewAlliance Bank.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The majority of the conditions to fulfill the completion of the merger have been completed with the exception of regulatory approvals and the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels.

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
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on NewAlliance. These uncertainties may impair NewAlliance’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with NewAlliance to seek to change existing business relationships with NewAlliance. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. In addition, the merger agreement restricts NewAlliance from making certain acquisitions and taking other specified actions until the merger occurs without the consent of First Niagara. These restrictions may prevent NewAlliance from pursuing attractive business opportunities that may arise prior to the completion of the merger.

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

Settlement agreement related to lawsuits filed against NewAlliance challenging the merger is not approved, and an adverse judgment in such lawsuits or any future similar lawsuits may prevent the merger from becoming effective or from becoming effective within the expected timeframe.
NewAlliance, the members of the NewAlliance board of directors, certain NewAlliance officers, First Niagara and Merger Sub are named as defendants in a number of purported class action lawsuits brought by various NewAlliance stockholders, both in the Superior Court of New Haven County in Connecticut and in the Court of Chancery in the State of Delaware, challenging the proposed merger and seeking, among other things, to enjoin the defendants from completing the merger on the agreed-upon terms and rescission of the merger to the extent it has been completed. In December 2010, the parties reached an agreement in principle to resolve these actions and the settlement contemplated by the agreement has been submitted to the Connecticut court for approval. Immediately following final approval by the Connecticut court, the parties to the Delaware actions shall dismiss those actions with prejudice.

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

Item 1B.          Unresolved Staff Comments

None.

Item 2.          Properties

The Company conducts business from its executive offices at 195 Church Street, New Haven, Connecticut and its 76 banking offices located in Connecticut and 12 banking offices located in Massachusetts. Of the 88 banking offices, 30 are owned and 58 are leased. Lease expiration dates range from 3 months to 18 years with renewal options of 5 to 32 years.

The following table sets forth certain information with respect to our offices:

Number of
Location	Banking Offices

Connecticut:
New Haven County	28
Middlesex County	6
Hartford County	17
Tolland County	12
Windham County	5
Fairfield County	8

Massachusetts:
Worcester County	1
Hampden County	11

Total	88

The total net book value of properties and equipment at December 31, 2010 was $59.7 million. For additional information regarding our premises and equipment and lease obligations, see Notes 6 and 14 of the Notes to Consolidated Financial Statements.

Item 3.          Legal Proceedings

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

On October 18 and 19, 2010, the Company and other defendants filed motions in the seven Connecticut actions and in the consolidated Delaware action requesting that the courts direct the plaintiffs in all the actions to confer and agree on a single forum in which to litigate their claims, or if the plaintiffs are unable to agree, that the courts confer and designate a single forum, and that the cases in the other forum be stayed. The defendants’ motions are pending.

On December 6, 2010, the parties to the Connecticut and Delaware actions reached an agreement in principle to resolve the Connecticut Action and the Delaware Action. Part of that agreement was that the defendants would not object to the payment of plaintiffs’ attorney fees up to $750,000. The settlement contemplated by the agreement has been submitted to the Connecticut court for approval. Immediately following final approval by the Connecticut court of the settlement, the parties to the Delaware actions shall dismiss those actions with prejudice. As part of the settlement, the defendants deny all allegations of wrongdoing and deny that the disclosures in the joint proxy/statement prospectus were inadequate but have agreed to provide supplemental disclosures. These supplemental disclosures were provided in the Company’s Current Report on Form 8-K, filed on December 6, 2010. The settlement will not affect the timing of the merger or the amount of consideration to be paid in the merger. There are no injunction proceedings pending at this time.

Item 4.          (Removed and Reserved)

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

	Market Price
			Dividends Declared
2010	High	Low	Per Share

First Quarter	$12.89	$11.29	$0.070
Second Quarter	13.29	11.17	0.070
Third Quarter	12.97	11.07	0.070
Fourth Quarter	15.22	12.58	0.070

	Market Price
			Dividends Declared
2009	High	Low	Per Share

First Quarter	$13.06	$9.55	$0.070
Second Quarter	13.70	11.50	0.070
Third Quarter	12.60	10.70	0.070
Fourth Quarter	12.45	10.68	0.070

On February 24, 2011, the closing price for the Company’s common stock was $15.55.

Holders
As of January 31, 2011, there were 104,988,327 shares of common stock outstanding, which were held by approximately 9,272 holders of record. The number of stockholders of record was determined by American Stock Transfer and Trust Company. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees.

Dividends
The Company began paying quarterly dividends in 2004 on its common stock and paid its 27th consecutive dividend on February 15, 2011. This was most likely the last dividend to be paid by NewAlliance due to the merger with First Niagara which is anticipated to close early in the second quarter of 2011. The Company’s ability to pay dividends depends on a number of factors, however, including the ability of the Bank to pay dividends to the Company under federal laws and regulations, and as a result there can be no assurance that dividends will continue to be paid in the future. See the section captioned “Regulation and Supervision” in Item 1 of this report for further information.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information about the Company’s stock repurchases for the three months ended December 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

		Average Price	Total Number of Shares	Maximum Number of
		Paid per Share	Purchased as Part of Publicly	Shares That May Yet Be
	Total Number of	(includes	Announced Plans or	Purchased Under the Plans
	Shares Purchased	commission)	Programs	or Programs

Period

October 1 - 31, 2010	-	$-	-	1,421,938

November 1 - 30, 2010	-	$-	-	1,421,938

December 1-31, 2010 (1)	220,803	$-	-	1,421,938

Total	220,803	$-	-

On January 31, 2006, a second stock repurchase plan was announced and provides for the repurchase of up to 10.0 million shares of common stock of the Company. There is no set expiration date for this plan, however, the Company is precluded from repurchasing its outstanding common stock under the terms of the merger agreement with First Niagara.

(1)	Shares represent common stock withheld by the Company to satisfy tax withholding requirements on the vesting of shares under the Company’s benefit plans.

Stock Performance Graph

The following graph compares the cumulative total return on NewAlliance Bancshares common stock over the last five fiscal years, as reported by the NYSE through December 31, 2010, with (i) the cumulative total return on the S&P 500 Index and (ii) the cumulative total return on the SNL Thrift Index for the period.

This graph assumes the investment of $100 on December 31, 2005 in our common stock, the S&P 500 Index and the SNL Thrift Index and assumes that dividends are reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG NEWALLIANCE BANCSHARES,
S&P 500 INDEX AND SNL THRIFT INDEX

	Period Ending

Total Return Indices	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

NewAlliance Bancshares, Inc.	100.00	114.63	81.93	95.66	89.33	114.02
SNL Thrift	100.00	116.57	69.93	44.50	41.50	43.37
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99

Source: SNL

Item 6.   Selected Financial Data

The following tables contain certain information concerning the financial position and results of operations of the Company at the dates and for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and related notes.

In August 2010, the Company entered into an agreement and plan of merger with First Niagara with an anticipated closing date early in the second quarter of 2011. The pending merger has lead to significant increases in the Company’s merger related charges in 2010.

In July 2007, a restructuring of part of the available-for-sale securities portfolio was completed. A recognized loss in the amount of $28.3 million, or $18.4 million net of tax, was recorded to non-interest income as a result of this restructuring. Selected Financial Data includes the effect of this transaction at and for the year ended December 31, 2007.

	For the Year Ended December 31,

(In thousands, except per share data)	2010	2009	2008	2007	2006

Selected Operating Data
Interest and dividend income	$350,812	$371,799	$399,173	$403,280	$331,032
Interest expense	116,525	168,592	209,057	228,243	161,451

Net interest income before
provision for loan losses	234,287	203,207	190,116	175,037	169,581
Provision for loan losses	17,000	18,000	13,400	4,900	500

Net interest income after
provision for loan losses	217,287	185,207	176,716	170,137	169,081
Non-interest income	61,161	59,246	55,896	31,165	51,631
Merger related charges	12,325	84	185	2,523	3,389
Other non-interest expense	174,684	172,129	166,384	159,923	144,717

Income before provision for
income taxes	91,439	72,240	66,043	38,856	72,606
Income tax provision	33,471	25,797	20,747	15,063	23,769

Net income	$57,968	$46,443	$45,296	$23,793	$48,837

Basic and diluted earnings per share	$0.59	$0.47	$0.45	$0.23	$0.49
Weighted-average shares outstanding
Basic	98,515	99,163	99,587	103,146	99,981
Diluted	98,784	99,176	99,707	103,582	100,484

Dividends per share	$0.28	$0.28	$0.275	$0.255	$0.235

	At December 31,

(In thousands)	2010	2009	2008	2007	2006

Selected Financial Data
Total assets	$9,027,848	$8,434,313	$8,299,518	$8,210,984	$7,247,696
Loans (1)	5,091,216	4,762,045	4,962,785	4,727,969	3,822,876
Allowance for loan losses	55,223	52,463	49,911	43,813	37,408
Short-term investments	25,000	50,000	55,000	51,962	28,077
Investment securities	2,827,755	2,568,621	2,238,344	2,377,733	2,386,985
Goodwill	527,167	527,167	527,167	531,191	454,258
Identifiable intangible assets	27,548	35,359	43,860	53,316	49,403
Deposits	5,239,375	5,024,042	4,447,231	4,373,280	3,900,252
Borrowings	2,242,579	1,889,928	2,376,496	2,355,504	1,903,864
Stockholders’ equity	1,458,972	1,434,953	1,381,216	1,407,107	1,362,305
Nonperforming loans (2)	74,883	50,507	38,331	16,386	12,468
Nonperforming assets (3)	78,424	54,212	40,354	17,283	12,468

	For the Year Ended December 31,

	2010	2009	2008	2007	2006

Selected Operating Ratios and Other Data
Performance Ratios (4)
Average yield on interest-earning assets	4.53%	4.90%	5.48%	5.71%	5.31%
Average rate paid on interest-bearing liabilities	1.78	2.61	3.35	3.80	3.16
Interest rate spread (5) (7)	2.75	2.29	2.13	1.91	2.15
Net interest margin (6) (7)	3.02	2.68	2.61	2.48	2.72
Ratio of interest-bearing assets to interest-bearing liabilities	118.17	117.42	116.57	117.63	121.99
Ratio of net interest income after provision for loan losses to non-interest expense	116.19	107.55	106.09	104.73	114.16
Non-interest expense as a percent of average assets	2.16	2.03	2.03	2.04	2.12
Return on average assets	0.67	0.55	0.55	0.30	0.70
Return on average equity	3.98	3.30	3.22	1.69	3.65
Ratio of average equity to average assets	16.81	16.58	17.14	17.63	19.13
Dividend payout ratio	47.46	59.57	61.11	110.87	47.96

Non-GAAP Ratios (8)
Efficiency ratio (9)	64.03	66.58	67.93	69.95	67.39
Tangible common equity ratio (10)	10.67	11.08	10.48	10.79	12.73

Regulatory Capital Ratios
Leverage capital ratio	10.94	11.05	11.05	10.92	13.20
Tier 1 capital to risk-weighted assets	19.65	19.92	18.71	18.60	22.71
Total risk-based capital ratio	20.84	21.11	19.80	19.58	23.67

Asset Quality Ratios
Nonperforming loans as a percent of total loans (1) (2)	1.47	1.06	0.77	0.35	0.33
Nonperforming assets as a percent of total assets (3)	0.87	0.64	0.49	0.21	0.17
Allowance for loan losses as a percent of total loans	1.08	1.10	1.01	0.93	0.98
Allowance for loan losses as a percent of non-performing loans	73.75	103.87	130.21	267.38	300.03
Net loan charge-offs as a percent of average loans	0.29	0.32	0.15	0.05	0.02

(1)	Loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and net unamortized premium on acquired loans.
(2)	Nonperforming loans include all loans 90 days or more past due, restructured loans due to a weakening in the financial condition of the borrower and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of principal or interest. All of the Company’s nonperforming loans do not accrue interest.
(3)	Nonperforming assets consist of nonperforming loans and other real estate owned.
(4)	Performance ratios are based on average daily balances during the periods indicated and are annualized where appropriate. Regulatory Capital Ratios and Asset Quality Ratios are end-of-period ratios.
(5)	Interest rate spread represents the difference between the weighted average yield on average interest-bearing assets and the weighted average cost of average interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(7)	No tax equivalent adjustments were made due to the fact that ratio would not be materially different.
(8)	In light of diversity in presentation among financial institutions, the methodologies for determining the non-GAAP financial measures listed may vary significantly.
(9)	The efficiency ratio represents the ratio of non-interest expenses, net of OREO expenses, to the sum of net interest income before provision for loan losses and non-interest income, excluding security and limited partnership gains or losses. The efficiency ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, the efficiency ratio is used by management in its assessment of financial performance specifically as it relates to non-interest expense control and also believes such information is useful to investors in evaluating company performance.
(10)	The tangible common equity ratio excludes goodwill and identifiable intangible assets. The ratio is not a financial measurement required by accounting principles generally accepted in the United States of America. However, management believes such information is useful to analyze the relative strength of NewAlliance’s capital position and is useful to investors in evaluating Company performance due to the importance that analysts placed on this ratio since the introduction of the Troubled Asset Relief Program.

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

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting and concluded that such control was effective as of December 31, 2010. Management’s report on the effectiveness of our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this report.

MD&A is provided as a supplement to—and should be read in conjunction with—our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8, Financial Statements and Supplementary Data, of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general description of our business.

•	Critical Accounting Estimates — a discussion of accounting estimates that require critical judgments and estimates.

•	Recent Accounting Estimates — a discussion of recently adopted accounting pronouncements or changes.

•	Operation Results — an analysis of our Company’s consolidated results of operations for the three years presented in our Consolidated Financial Statements.

•	Financial Condition, Liquidity and Capital Resources — an overview of financial condition, contractual obligations and liquidity and capital resources.

Our Business

General

By assets, NewAlliance is the third largest banking institution headquartered in Connecticut and the fourth largest based in New England with consolidated assets of $9.03 billion and stockholders’ equity of $1.46 billion at December 31, 2010. Its business philosophy is to operate as a community bank with local decision-making authority. NewAlliance delivers financial services to individuals, families and businesses throughout Connecticut and Western Massachusetts. NewAlliance Bank provides commercial banking, retail banking, consumer financing, trust and investment services through 88 banking offices, 100 ATMs and its internet website (www.newalliancebank.com). NewAlliance common stock is traded on the New York Stock Exchange under the symbol “NAL”.

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

During 2010, we recorded other-than-temporary credit impairment charges on a security which totaled $1.2 million. At December 31, 2010, we have net unrealized gains on our available-for-sale portfolio of $35.5 million comprised of gains in the amount of $64.0 million and losses of $28.5 million. In the held-to-maturity portfolio, we have net unrealized gains of $9.4 million comprised of $9.4 million in gains and $48,000 in losses. For further discussion on other-than-temporary impairment of investments, see the “Investment Securities” section on page 43 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 4 of the Notes to Consolidated Financial Statements.
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

The Company has one security that is currently valued at 30.0% or more below book value that is not considered other than temporarily impaired. At December 31, 2010, this security has a fair value of $2.3 million compared to a book value of $4.7 million.

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

In the first quarter of fiscal 2010, we completed our annual impairment testing of goodwill using an independent valuation firm, and determined there was no impairment. Through year end, no events or circumstances subsequent to the annual testing date indicate that the carrying value of the Company’s goodwill may not be recoverable, therefore, no interim testing was required.

The carrying value of goodwill and identifiable intangible assets at December 31, 2010, was $527.2 million and $27.5 million, respectively. For further discussion on goodwill and identifiable intangible assets, see the “Goodwill and Intangible Assets” section on page 54 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 7 of the Notes to Consolidated Financial Statements.

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

The allowance for loan losses is reviewed and approved by the Board of Directors on a quarterly basis. For further discussion on the allowance for loan losses, see the “Allowance for Loan Losses” section on page 52 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 7 of the Notes to Consolidated Financial Statements.

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

Each quarter, we reevaluate our estimate related to the valuation allowance, including our assumptions about future profitability. At December 31, 2010 and December 31, 2009, our valuation allowance was $23.2 million and $21.6 million, respectively, of which $22.1 million and $20.1 million, respectively, was established against the net state deferred tax asset as a result of the implementation of a Connecticut passive investment company and is not a result of assumptions about future profitability.

Because of a review of the factors discussed above related to the adequacy of the valuation allowance, our income tax expense for the year-ended December 31, 2010 included a decrease in the valuation allowance attributable to capital losses of $406,000. The decrease was mainly due to additional capital gains incurred in 2010. For further discussion on our deferred taxes and valuation allowance, see Note 13 of the Notes to Consolidated Financial Statements.

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

We regularly face challenges from domestic tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. For further discussion on current tax examinations, see Note 13 of Notes to Consolidated Financial Statements.

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

The expected rate of return on plan assets is based on current and expected asset allocations, as well as the long-term historical risks and returns with each asset class within the plan portfolio. A lower expected rate of return on plan assets increases pension costs. For further discussion on pension and other post retirement benefits, see Note 11 of the Notes to Consolidated Financial Statements.

To reflect market interest rate conditions in calculating the projected benefit obligation, the pension discount rate was decreased from 5.85% at December 31, 2009 to 5.35% at December 31, 2010, and the postretirement discount rate decreased from 5.50% to 4.85% at each of these periods.

An expected rate of return on plan assets of 7.50% and 7.75% was utilized at December 31, 2010 and 2009, respectively.

While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect future pension or other postretirement obligations and expense. Continued volatility in pension expense is expected as assumed investment returns vary from actual.

A 25 basis point decrease in the discount rate would have increased annual pension expense by $333,000, while a 25 basis point increase in the discount rate would have decreased annual pension expense by $318,000.

A 25 basis point decrease or increase in the expected return on assets would have increased or decreased annual pension expense, respectively, by $219,000.

Recent Accounting Changes

We have adopted the following new accounting pronouncements and authoritative guidance during 2010. Except as indicated, the adoption of the following pronouncements did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance is intended to improve the transparency of financial reporting by requiring enhanced disclosures about a bank’s allowance for loan losses and the credit quality of its financing receivables (generally defined as loans and leases). The primary goal of the disclosure requirements is to provide more information about the credit risk in a bank’s portfolio of loans and how that risk is analyzed and assessed in arriving at the allowance for loan loss.

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

Operating Results

Table 1: Summary Income Statements

	Year Ended December 31,			Change

				2010/2009		2009/2008
(Dollars in thousands, except per share data)	2010	2009	2008	Amount	Percent	Amount	Percent

Net interest income	$234,287	$203,207	$190,116	$31,080	15%	$13,091	7%
Provision for loan losses	17,000	18,000	13,400	(1,000)	(6)	4,600	34
Non-interest income	61,161	59,246	55,896	1,915	3	3,350	6
Operating expenses	174,684	172,129	166,384	2,555	1	5,745	3
Merger related charges	12,325	84	185	12,241	14,573	(101)	(55)
Income before income taxes	91,439	72,240	66,043	19,199	27	6,197	9
Income tax expense	33,471	25,797	20,747	7,674	30	5,050	24

Net income	$57,968	$46,443	$45,296	$11,525	25%	$1,147	3%

Basic and diluted earnings per share	$0.59	$0.47	$0.45

Earnings Summary

Comparison of 2010 and 2009
The Company, for 2010, achieved record net income of $58.0 million, or $0.59 per diluted share; attained $9.03 billion in total assets; originated a record $2.16 billion in loans and preserved credit quality. These results were the culmination of NewAlliance’s continued focus on strong banking fundamentals and successful achievement of its priorities to sustain net revenue momentum, continue deposit growth and improve operating leverage.

As shown in Table 1, net income increased $11.5 million, or $0.12 per share, over the year ended 2009. This was primarily due to the increase in net interest income of $31.1 million, or 15.3%, as the Company significantly reduced its cost of funds while growing lending and deposit relationships. The Company’s net interest margin increased 34 basis points to 3.02% from 2.68% for the years ended December 31, 2010 and 2009, respectively and the interest rate spread increased 46 basis points to 2.75% for the year ended December 31, 2010. The increase in net interest income was partially offset by increases in non-interest expenses, primarily merger related charges of $12.2 million and income tax expense. Merger related charges are attributable to the First Niagara transaction, which also contributed $3.7 million to the increase in income tax expense. The remaining increase in income tax expense of $4.0 million was due to the higher income earned in 2010.

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

Table 2: Average Balance Sheets for the Years Ended December 31, 2010, 2009 and 2008

	Twelve Months Ended December 31,

	2010			2009			2008

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets
Loans
Residential real estate	$2,483,550	$119,135	4.80%	$2,497,784	$131,119	5.25%	$2,503,135	$138,005	5.51%
Commercial real estate	1,286,185	75,128	5.84	1,216,121	70,735	5.82	1,203,399	74,159	6.16
Commercial business	469,013	25,893	5.52	436,674	22,019	5.04	460,679	27,819	6.04
Consumer	703,766	31,554	4.48	736,764	34,207	4.64	710,132	38,984	5.49

Total loans	4,942,514	251,710	5.09	4,887,343	258,080	5.28	4,877,345	278,967	5.72
Fed funds sold and other short-term investments	80,469	157	0.20	92,253	387	0.42	46,211	1,209	2.62
Federal Home Loan Bank of Boston stock	120,821	-	-	120,821	-	-	118,985	4,526	3.80
Securities	2,606,640	98,945	3.80	2,493,186	113,332	4.55	2,238,586	114,471	5.11

Total securities, short-term investments and Federal Home Loan Bank stock	2,807,930	99,102	3.53	2,706,260	113,719	4.20	2,403,782	120,206	5.00

Total interest-earning assets	7,750,444	$350,812	4.53%	7,593,603	$371,799	4.90%	7,281,127	$399,173	5.48%
Non-interest earning assets	923,482			894,857			929,355

Total assets	$8,673,926			$8,488,460			$8,210,482

Interest-bearing liabilities
Deposits
Money Markets	$940,556	$9,106	0.97%	$579,806	$9,170	1.58%	$420,972	$9,315	2.21%
NOW	383,017	933	0.24	363,621	1,069	0.29	368,277	1,368	0.37
Savings	1,757,322	10,832	0.62	1,756,246	23,881	1.36	1,257,542	29,047	2.31
Certificates	1,450,151	29,737	2.05	1,591,055	46,561	2.93	1,792,948	64,942	3.62

Total interest-bearing deposits	4,531,046	50,608	1.12	4,290,728	80,681	1.88	3,839,739	104,672	2.73
Repurchase agreements	105,711	1,389	1.31	138,219	1,663	1.20	183,650	4,021	2.19
FHLB advances and other borrowings	1,922,206	64,528	3.36	2,038,012	86,248	4.23	2,222,615	100,364	4.52

Total interest-bearing liabilities	6,558,963	116,525	1.78%	6,466,959	168,592	2.61%	6,246,004	209,057	3.35%
Non-interest-bearing demand deposits	570,555			518,264			483,631
Other non-interest-bearing liabilities	86,139			96,212			73,848

Total liabilities	7,215,657			7,081,435			6,803,483
Equity	1,458,269			1,407,025			1,406,999

Total liabilities and equity	$8,673,926			$8,488,460			$8,210,482

Net interest-earning assets	$1,191,481			$1,126,644			$1,035,123

Net interest income		$234,287			$203,207			$190,116

Interest rate spread			2.75%			2.29%			2.13%
Net interest margin (net interest income as a percentage of total interest-earning assets			3.02%			2.68%			2.61%
Ratio of total interest-earning assets to total interest-bearing liabilities			118.17%			117.42%			116.57%

Net Interest Income Analysis
Net interest income is the amount that interest and fees on earning assets (loans and investments) exceeds the cost of funds, primarily interest paid to the Company’s depositors and interest on external borrowings. Net interest margin is the difference between the income on earning assets and the cost of interest-bearing funds as a percentage of earning assets.

Comparison of 2010 and 2009
As shown in Tables 2 and 3, net interest income increased $31.1 million for the year ended December 31, 2010 compared to the same period ended December 31, 2009. The increase was primarily due to: a) repricing or maturing interest-bearing liabilities outpacing interest-earning assets during the period, thereby allowing us to reduce our cost of funds at a faster pace and b) the average balance of interest-earning assets outpacing the growth in interest-bearing liabilities by $64.8 million and c) the shift in the mix of funding sources from higher cost time deposits and borrowings to core interest and non-interest bearing deposits which was a factor in reducing the cost of funds. The net interest margin increased 34 basis points for the year ended December 31, 2010 from the 2009 comparative period. The net interest margin for the years ended December 31, 2010 and 2009 was 3.02% and 2.68%, respectively.

Interest and dividend income decreased $21.0 million to $350.8 million at December 31, 2010 compared to $371.8 million at December 31, 2009 primarily due to lower asset yields. Partially offsetting the net decrease in asset yields, was growth in interest-earning assets with average balances increasing $156.8 million from the same period a year ago due to the loan and investment portfolios. The decline of 37 basis points in the average yield was due to lower market interest rates and, to a lesser extent, the increased level of nonperforming loans. The increase in organic loans and investment securities helped to relieve some of the interest rate pressure as the Company, with ready liquidity, was able to grow these portfolios. The interest income decline in the loan portfolio related to the average balance was primarily due to the decrease in the average balance of the purchased loan portfolio.

The decrease in income attributable to the loan portfolio was $6.4 million, of which $9.9 million was due to lower yields, partially offset by an increase of $3.5 million due to net average balance growth. The increase in interest income attributable to the average balance was primarily in commercial real estate loans and asset based lending, partially offset by continued declines in the purchased residential loan portfolio. The decline in the average yield of 19 basis points was primarily in organic residential mortgage loans as homeowners have been taking advantage of refinancing opportunities at lower rates throughout 2009 and 2010. Loan yields have also been negatively impacted by the increase in nonperforming loans of $24.4 million from December 2009.

Earnings on the investment securities portfolio decreased $14.4 million primarily due to the decline in the average yield. The low level of market interest rates has pushed the average yield down 75 basis points resulting in a decline in interest income of $19.4 million.

The cost of funds for the year ended December 31, 2010 decreased $52.1 million, or 30.9% to $116.5 million, compared to $168.6 million for the same period a year ago. The decrease in the cost of funds was primarily due to a shift to a more favorable funding mix and our focus on pricing discipline which resulted in the cost of funds being reduced by 83 basis points.

The cost of deposits for the year ended December 31, 2010 decreased $30.1 million to $50.6 million, compared to $80.7 million for the same period a year ago, primarily resulting from the Company’s diligence in bringing deposit costs down while continuing to increase core deposit balances. While the average interest-bearing deposit balances increased $240.3 million, deposit costs declined $30.1 million. The Company experienced a decrease of $30.6 million in deposit interest expense due to a reduction of 76 basis points on the average rate paid and was attributable across all deposit categories. Deposit interest expense increased $574,000 due to the net increase of the average balance of interest-bearing core deposits of $381.2 million, partially offset by a decrease of $140.9 million in the average time deposit balances. Through our continued emphasis on building core deposit relationships and migration from maturing time deposits as they repriced at reduced rates, the Company has been able to grow core deposit average balances. The main driver of this growth has been money market accounts with an average balance increase of $360.8 million. Additionally, when combined with the decline in the average rate paid of 61 basis points, interest expense decreased by $64,000 for this product.

A further benefit of the low interest rate environment has been the decline in the average rate paid on borrowings from the Federal Home Loan Bank (“FHLB”). FHLB advances and other borrowing costs decreased $21.7 million due to the decline in the average rate paid of 87 basis points. Supported by the growth in deposits, the Company was able to pay down higher cost borrowings as they mature or replace them with new advances at substantially lower rates and reduce its overall reliance on borrowings.

Comparison of 2009 and 2008
As shown in Table 2 and 3, net interest income for the year ended December 31, 2009 was $203.2 million, an increase of $13.1 million from December 31, 2008. The net interest margin increased seven basis points to 2.68% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. This increase was a net result of the loss of the FHLB Boston dividend and a reduction in interest-earning asset yields that were more than offset by the reduction in the costs of interest-bearing liabilities.

Interest and dividend income decreased $27.4 million to $371.8 million at December 31, 2009 compared to $399.2 million at December 31, 2008 comprising of a decrease of $40.9 million due to rate, offset by a $13.5 million increase due to volume. The decline in rate was primarily due to a) newly originated loans and adjustable or variable rate loans that were reset at reduced rates due to the rate cuts imposed by the FRB throughout 2008, b) the absence of a quarterly dividend from the FHLB Boston and c) a decline in the average yield in the investment securities portfolio due to a decline in market interest rates resulting from the current economic conditions. Loan yields have also been negatively impacted to a lesser extent by the increase in nonperforming loans. Investment growth helped to mitigate the effect of the rate decline on interest income as the average balance increase of $302.5 million accounted for approximately $13.0 million of the increase to interest income. Due to the growth in core deposits the Company has expanded the securities portfolio primarily with purchases of adjustable rate mortgage-backed securities. The average balance of the loan portfolio increased $10.0 million for the period, which includes an increase of $23.1 million in the average balance of loans held for sale. Given the economic and market conditions that have beset the industry over the last year, there have been fewer commercial originations that met our underwriting criteria and although residential mortgage originations were relatively strong, approximately half were originated at fixed rates and sold in the secondary market.

The cost of funds for the year ended December 31, 2009 decreased $40.5 million, or nearly 20.0% to $168.6 million, compared to $209.1 million for the same period a year ago. The Company’s continued strategy during this period was to reduce deposit costs and focus on the growth of core interest and non-interest-bearing deposits. The result was a decrease of $24.0 million in deposit interest expense due to changes in the mix of deposits with net average balance growth of $451.0 million and a decrease of 85 basis points on the average rate paid. This decrease in deposit interest expense was primarily in time deposits, which decreased $18.4 million due to the declines in the average balances and average rate paid of $201.9 million and 69 basis points, respectively. Through targeted marketing campaigns and migration from maturing time deposits as they repriced at reduced rates, the Company was able to grow core deposit average balances by a total of $652.9 million. The main driver of core deposit growth was savings and money market accounts with an average balance increase of $498.7 million $158.8 million, respectively. Additionally, when combined with the decline in the average rate paid of 95 basis points on savings and 63 basis points on money market, interest expense decreased by $5.3 million during this period for these products.

A further benefit of the core deposit growth was a substantial reduction in and reliance on borrowings from the FHLB. FHLB advances and other borrowing costs decreased $14.1 million due to the decline in the average balance and the average rate paid on FHLB advances of $184.6 million and 29 basis points, respectively. The Company was able to replace maturing advances with new advances at substantially lower rates or payoff maturing advances.

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

Table 3: Rate/Volume Analysis

	Twelve Months Ended			Twelve Months Ended
	December 31, 2010			December 31, 2009
	Compared to			Compared to
	Twelve Months Ended			Twelve Months Ended
	December 31, 2009			December 31, 2008

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

(In thousands)	Rate	Volume	Net	Rate	Volume	Net

Interest-earning assets
Loans
Residential real estate	$(11,241)	$(743)	$(11,984)	$(6,592)	$(294)	$(6,886)
Commercial real estate	301	4,092	4,393	(4,201)	777	(3,424)
Commercial business	2,175	1,699	3,874	(4,407)	(1,393)	(5,800)
Consumer	(1,150)	(1,503)	(2,653)	(6,195)	1,418	(4,777)

Total loans	(9,915)	3,545	(6,370)	(21,395)	508	(20,887)
Fed funds sold and other short-term investments	(186)	(44)	(230)	(1,477)	655	(822)
Federal Home Loan Bank stock	-	-	-	(4,595)	69	(4,526)
Securities	(19,361)	4,974	(14,387)	(13,427)	12,288	(1,139)

Total securities, short-term investments and federal home loan bank stock	(19,547)	4,930	(14,617)	(19,499)	13,012	(6,487)

Total interest-earning assets	$(29,462)	$8,475	$(20,987)	$(40,894)	$13,520	$(27,374)

Interest-bearing liabilities
Deposits
Money market	$(4,409)	$4,345	$(64)	$(3,089)	$2,944	$(145)
NOW	(191)	55	(136)	(282)	(17)	(299)
Savings	(13,064)	15	(13,049)	(14,360)	9,194	(5,166)
Time	(12,983)	(3,841)	(16,824)	(11,587)	(6,794)	(18,381)

Total interest bearing deposits	(30,647)	574	(30,073)	(29,318)	5,327	(23,991)
Repurchase agreements	143	(417)	(274)	(1,523)	(835)	(2,358)
FHLB advances and other borrowings	(17,037)	(4,683)	(21,720)	(6,077)	(8,039)	(14,116)

Total interest-bearing liabilities	$(47,541)	$(4,526)	$(52,067)	$(36,918)	$(3,547)	$(40,465)

Increase in net interest income	$18,079	$13,001	$31,080	$(3,976)	$17,067	$13,091

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

Management performs a monthly review of the loan portfolio, and based on this review determines the level of the provision necessary to maintain an adequate allowance for loan losses. Management recorded a provision of $17.0 million for the year ended December 31, 2010. The primary factors that influenced management’s decision to record this provision were: a) the increase in non-performing loans of $24.4 million, or 48.3%, b) continuing trends in delinquencies, c) net charge-offs of $14.2 million and d) the ongoing support of estimated credit losses embedded in the portfolio. Further details about nonperforming loans can be found in the “Asset Quality” and “Allowance for Loan Losses” sections beginning on page 49. Future provisions may be deemed necessary if economic conditions do not improve or continue to deteriorate. A provision of $18.0 million and $13.4 million was recorded for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2010, the allowance for loan losses was $55.2 million, which represented 1.08% of total loans and 73.75% of nonperforming loans. In comparison, the allowance for loan losses was $52.5 million at December 31, 2009 representing 1.10% of total loans and 103.87% of nonperforming loans. See the “Asset Quality” and “Allowance for Loan Losses” sections located on pages 49-54 for further information regarding the Company’s credit quality.

Table 4: Non-Interest Income

	Year Ended December 31,			Change

				2010/2009		2009/2008
(Dollars in thousands)	2010	2009	2008	Amount	Percent	Amount	Percent

Depositor service charges	$28,159	$27,351	$27,180	$808	3%	$171	1%
Loan and servicing income	2,348	819	968	1,529	187	(149)	(15)
Trust fees	6,311	5,790	6,351	521	9	(561)	(9)
Investment management, brokerage & insurance fees	5,639	6,723	7,893	(1,084)	(16)	(1,170)	(15)
Bank owned life insurance	5,934	3,548	4,937	2,386	67	(1,389)	(28)
Net gain on securities	1,159	5,917	1,843	(4,758)	(80)	4,074	221
Mortgage origination activity & loan sale income	3,702	5,586	1,551	(1,884)	(34)	4,035	260
Net gain (loss) on limited partnerships	3,979	(575)	(30)	4,554	792	(545)	(1,817)
Other	3,930	4,087	5,203	(157)	(4)	(1,116)	(21)

Total non-interest income	$61,161	$59,246	$55,896	$1,915	3%	$3,350	6%

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

Comparison of 2010 and 2009
As displayed in Table 4, non-interest income increased $1.9 million to $61.2 million for the year ended December 31, 2010 from the prior year period. The drivers of the increase were depositor service charges, loan and servicing income, trust fees, BOLI and net gain on limited partnerships. These increases were partially offset by decreases in investment management, brokerage and insurance fees, net security gains and mortgage banking and loan sale income.

•

Depositor service charges increased due to merchant services income and check card fees. Growth of fee income is attributable to an increase in consumer spending and the growth in retail and business core deposit accounts. The increase in depositor service charges was partially offset by a decline in check fees primarily due to the negative impact of the new federal banking regulations which restricted overdraft fees. These new rules, which became effective on July 1, 2010, prohibit financial institutions from charging customers fees for paying overdrafts on automated teller machine and debit card transactions, unless a consumer consents to the overdraft service for those types of transactions. The Company expects that it will have lower fees in 2011 due to the full year impact of these new rules.

•

Loan and servicing income increased primarily as a result of a prior year write-down of approximately $520,000 on the Bank’s mortgage servicing asset as well as increased prepayment fees and an increase in fees associated with the commercial finance lending business, which was established in the fourth quarter of 2009.

•

Trust fees increased due to the overall improvement in market conditions during the period. For the year ended December 31, 2010, average assets under management were consistently ahead of 2009, and averaged $1.03 billion compared to $942.0 million for the prior year period, a 10% overall increase, further supporting the growth in revenue year over year.

•

BOLI income increased as the Company recorded a gain of approximately $2.6 million related to tax-exempt life insurance proceeds. This increase was partially offset by a decline in the average yield earned as a result of current market interest rates and a reduction in the BOLI asset.

•

Net gain on limited partnerships increased $4.6 million due primarily to the net increase in the carrying value on certain limited partnerships. A $3.6 million increase in the carrying value and a realized gain of $529,000 resulted from the June 2010 initial public offering (“IPO”) of an underlying portfolio company in a limited partnership. The realized gain represents the Company’s allocated income on 25.0% of the shares sold by the partnership in the IPO. The increase in the carrying value was due to the year to date equity method adjustment for the remaining shares. The Company does not expect the value of the underlying portfolio company to increase at the 2010 rate in 2011. The net increase in 2010 compares to a net loss and an impairment write down recorded in the prior year period.

•	Investment management, brokerage and insurance fee income decreased due to the low interest rate environment as well as customer preference for deposit products over other investment alternatives.

•

Net gain on securities decreased $4.8 million due to higher prior year gains recorded on the sale of mortgage-backed securities. The net gain of $1.2 million recorded in 2010 was due to the sale of residential mortgage-backed securities and gains recognized on the call of U.S. Agency notes and preferred stock. These gains were partially offset by impairment write-downs on an investment in a pooled trust preferred security based on cash flow analyses. Residential mortgage-backed securities were sold during the current year to reduce pre-payment buy-out risk. Further information related to the impairment can be found in Footnote 4 of the Notes to Consolidated Financial Statements.

•

Mortgage origination activity and loan sale income decreased due to a lower number of mortgage loans originated for sale and sold in the secondary market and the effect of originations that were in the pipeline under commitments to be sold at December 31, 2010, compared to December 31, 2009. Mortgage loans originated for sale totaled $355.8 million and $475.9 million for the years ended December 31, 2010 and 2009, respectively.

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

•

Mortgage origination activity and loan sale income increased $4.0 million due to a greater number of mortgage loans originated for sale and sold in the secondary market during the year and the effect of originations that were in the pipeline at December 31, 2009 under commitments to be sold. The increased origination activity was driven by the low interest rate environment and the continued dislocation in the credit markets which has reduced the number of competitors in the short term.

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

•

Trust fees declined primarily due to a decrease in the year-to-date average assets under management. The assets under management declined primarily as a result of the decline in the market value of the assets, which caused the reduction in the amount of management fees earned. Assets under management began to rebound in the second half of the year evidenced by the market improvement.

•	Investment management, brokerage and insurance fees declined due to prevailing depressed market conditions and the ongoing lack of consumer confidence in longer-term investment choices.

•	BOLI income decreased due to a decline in the average yield earned as a result of current market interest rates.

•

Net gain on limited partnerships decreased due to the net loss of $575,000 recorded on limited partnerships during 2009 due to the decline in the fair-value of the underlying investments compared to a net loss of $30,000 recorded in 2008.

•

The decline in other income was primarily due to a decrease of approximately $380,000 in amounts earned on the outstanding balances of bank checks processed by a third-party vendor due to the decline in market interest rates and the prior year receipt of approximately $500,000 from the partial redemption of the Company’s stake in Visa Inc., following Visa’s initial public offering.

Table 5: Non-Interest Expense
	Year Ended December 31,			Change

				2010/2009		2009/2008
(Dollars in thousands)	2010	2009	2008	Amount	Percent	Amount	Percent

Salaries and employee benefits	$95,642	$89,646	$91,687	$5,996	7%	$(2,041)	(2)%
Occupancy	17,632	18,202	18,091	(570)	(3)	111	1
Furniture and fixtures	5,872	5,808	6,550	64	1	(742)	(11)
Outside services	18,810	20,098	19,314	(1,288)	(6)	784	4
Advertising, public relations, and sponsorships	6,015	5,664	6,152	351	6	(488)	(8)
Amortization of identifiable intangible assets	7,811	8,501	9,456	(690)	(8)	(955)	(10)
Merger related charges	12,325	84	185	12,241	14,573	(101)	(55)
FDIC insurance premiums	7,620	10,479	721	(2,859)	(27)	9,758	1,353
Other	15,282	13,731	14,413	1,551	11	(682)	(5)

Total non-interest expense	$187,009	$172,213	$166,569	$14,796	9%	$5,644	3%

Non-Interest Expense Analysis

Comparison of 2010 and 2009
As displayed in Table 5, non-interest expense increased $14.8 million to $187.0 million for the year ended December 31, 2010 from $172.2 million for the same period a year ago. The main driver of the increase was merger related charges of $12.2 million, followed by salaries and employee benefits, other expense and advertising, public relations and sponsorships, partially offset by a decrease in occupancy, outside services, amortization of identifiable intangible assets and FDIC insurance premiums.

•

Merger related charges increased due primarily to legal, investment banking and compensation expenses associated with the proposed First Niagara acquisition of the Company. Certain existing compensation benefits for executive officers were accelerated, including severance, restricted stock and performance-based share awards. The accelerated benefits would have otherwise been paid or the awards would have vested upon the consummation of the merger.

•

Salaries and employee benefits increased mainly as a result of a) general merit increases and increased bonus accruals, b) additions to the management team and the commercial finance lending business c) increases in restricted stock and option expense due to additional grant awards, d) increased expense for the Company’s pension due to changes in assumptions for 2010 and e) a decrease in deferred direct loan origination salary costs due to a decline in the number of residential and commercial loan originations. These increases were partially offset by severance recorded in 2009.

•	Other expense increased in various categories including OREO expense, telephone and supplies as well as an increase in other losses and expense related to a sales and use tax audit.

•

Advertising, public relations and sponsorships increased primarily due to advertising expenses associated with new marketing campaigns. These campaigns include expenses associated with TV commercials, radio, print and online advertising, branch merchandising and collateral pieces and select sponsorships.

•

FDIC insurance premium expense decreased $2.9 million primarily due to the special assessment of $4.0 million during the second quarter of 2009. The decrease was partially offset by an increase of approximately one basis point in the base assessment rate for 2010, compared to 2009 based on new assessment rates implemented by the FDIC in April 2009. Additionally, the Bank was able to offset some of the first quarter 2009 assessment costs through the exhaustion of the one-time credit established by the FDIC Reform Act of 2005.

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

•

FDIC insurance premium expense increased $9.8 million from 2008 due to: a) a seven basis point increase in the assessment rate in the first quarter of 2009 and an additional two basis point increase in the assessment rate bringing the rate to fourteen basis points for the second quarter through the remainder of 2009, b) the exhaustion of the Company’s one-time credit established by the Federal Deposit Insurance Reform Act of 2005 in the first quarter of 2009 and c) the special assessment in the second quarter of 2009 of $3.9 million imposed by the FDIC to provide for replenishment of the Deposit Insurance Fund. In addition, the FDIC required institutions to prepay their regular risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009 which amounted to approximately $27.5 million. Included in the prepaid assessment was approximately $1.7 million, which was recorded as expense in 2009.

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

•

Furniture and fixture expense decreased primarily due to a decline in depreciation expenses for various hardware and software that have been fully depreciated, i.e., branch and corporate telephone and computer systems.

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

Income Tax Expense
Income tax expense for 2010, 2009 and 2008 was $33.5 million, $25.8 million and $20.7 million, respectively. The effective tax rates for the years ended 2010, 2009 and 2008 were 36.6%, 35.7%, and 31.4% respectively.

The change in the effective tax rate for the year ended December 31, 2010 in comparison to the year ended December 31, 2009 was due to an increase in 2010 of estimated non-deductible excess remuneration pursuant to Internal Revenue Code Section 162(m), offset by the increase in 2010 of favorable permanent differences, including bank-owned life insurance income and tax exempt obligations.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition Summary
From December 31, 2009 to December 31, 2010, total assets increased approximately $593.5 million mainly due to increases in investments and loans. Liabilities increased $569.5 million due to increases in both deposits and borrowings. Stockholders’ equity increased $24.0 million to $1.46 billion due primarily to net income for the year ended December 31, 2010 and the impact of the release of restricted stock. These increases are partially offset by dividends declared and treasury shares acquired.

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

Table 6: Investment Securities

	December 31, 2010		December 31, 2009		December 31, 2008

	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	cost	value	cost	value	cost	value

Available for sale
U.S. Treasury obligations	$-	$-	$597	$597	$596	$597
U.S. Government sponsored enterprise obligations	476,552	477,902	198,692	199,730	228,844	233,349
Corporate obligations	8,098	8,685	8,139	8,517	8,178	7,946
Other bonds and obligations	15,141	13,664	14,625	13,234	17,654	15,449
Auction rate certificates	-	-	27,550	24,795	28,000	23,479
Marketable equity securities	8,096	8,141	8,567	8,783	19,039	19,134
Trust preferred equity securities	47,609	35,321	48,754	33,296	47,708	31,265
Private label residential mortgage-backed securities	19,634	18,458	23,871	20,856	33,027	25,136
Residential mortgage-backed securities	1,941,276	1,989,712	1,951,297	2,018,047	1,543,403	1,572,207

Total available for sale	2,516,406	2,551,883	2,282,092	2,327,855	1,926,449	1,928,562

Held to maturity
Residential mortgage-backed securities	267,482	276,625	230,596	241,956	299,222	308,016
Other bonds	8,390	8,646	10,170	10,375	10,560	10,746

Total held to maturity	275,872	285,271	240,766	252,331	309,782	318,762

Total securities	$2,792,278	$2,837,154	$2,522,858	$2,580,186	$2,236,231	$2,247,324

At December 31, 2010, the Company had total investments of $2.83 billion, or 31.3%, of total assets. The increase of $259.1 million, from $2.57 billion at December 31, 2009 was primarily the result of purchasing U.S. Government agency obligations and held to maturity residential mortgage-backed securities, partially offset by a decrease in available for sale residential mortgage-backed securities. The Company’s increase in the investment portfolio was funded primarily by the growth in deposits and short-term borrowings. While the Company prefers lending as the primary use of its excess cash flows, the investment portfolio serves a secondary role in generating revenue while managing interest-rate risk and liquidity.

The available for sale and held to maturity securities portfolios are primarily composed of mortgage-backed securities. At December 31, 2010, mortgage-backed securities comprised 78.0% and 97.0% of the total available for sale and held to maturity securities portfolios, respectively, the majority of which are issued by Fannie Mae and Freddie Mac. The duration of the mortgage-backed securities portfolio was 2.34 years at December 31, 2010 compared to 1.62 years at December 31, 2009.

The Company’s underlying investment strategy has been to purchase FNMA and FHLMC short-term sequential collateralized mortgage obligations, agency hybrid adjustable rate mortgage backed securities and seasoned 15 and 20 year Government Sponsored Enterprise (“GSE”) fixed rate mortgage-backed securities. The Company has focused on the purchases of these securities due to their attractive spreads versus funding costs and for their monthly cash flows that provide the Company with liquidity. This strategy is also supplemented with select purchases of bullet, callable and step-up coupon agency debentures. The average life for mortgage-backed securities, when purchased, would range between two and four years and the maturity dates for Agency obligations would range between one and seven years depending upon the rate structure of the bond.

FASB guidance requires the Company to designate its securities as held to maturity, available for sale or trading depending on the Company’s intent regarding its investments at the time of purchase. The Company does not currently maintain a portfolio of trading securities. As of December 31, 2010, $2.55 billion, or 90.2% of the portfolio, was classified as available for sale and $275.9 million of the portfolio was classified as held to maturity. The Company believes that the high concentration of securities available for sale allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objectives of optimizing profitability and mitigating interest rate risk. Securities available for sale are carried at estimated fair value. Additional information about fair value measurements can be found in Note 15 of the Notes to Consolidated Financial Statements.

During the three months ended December 31, 2010, September 30, 2010 and June 30, 2010, a pooled trust preferred security, which had a previous credit related impairment charge during 2009, was deemed to have additional credit related OTTI loss in the amounts of $250,000, $378,000 and $552,000, respectively. These credit related impairments were based on further declines in expected cash flows and were reclassified from other comprehensive income as they were previously recognized as non-credit related. Management utilizes nine cash flow scenarios received quarterly from the underwriter to analyze this security for potential OTTI. The nine scenarios cover various default rates, recovery rates and prepayment options over different time periods. Two of the nine cash flow analyses continue to indicate impairment over the life of the security, the driver of which is the recovery rate, modeled at 0%. Past history of the security indicates that there have not been any recoveries to date from securities that have defaulted. Based on these factors, management recorded a credit related impairment totaling $1.2 million during 2010. The credit impairments represent the average loss of the two negative cash flow analyses at each period. At December 31, 2010, the pooled trust preferred security had an amortized cost and fair value of approximately $247,000 and $221,000, respectively. There is no intent to sell nor is it more likely than not that the Company will be required to sell this security.

The net unrealized gain on securities classified as available for sale as of December 31, 2010 was $35.5 million compared to an unrealized gain of $45.8 million as of December 31, 2009. The depreciation in the market value of securities available for sale was primarily due to the decrease in the fair value of mortgage-backed securities due to the increase in LIBOR/Swap rates and treasury rates and the tightening in mortgage spreads. Partially offsetting the decrease in the fair value of the mortgage-backed securities was an increase in the fair value of the auction rate certificates as they were tendered at par and the trust preferred equity securities which have experienced improvement in market value. The changes in unrealized gains and losses on the investment portfolio were also due to credit spreads, liquidity and fluctuations in market interest rates during the period.

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

The unrealized losses on other bonds and obligations primarily relates to a position in an adjustable rate mortgage mutual fund. During 2009, the Company recorded an OTTI loss of $816,000 on this adjustable rate mortgage mutual fund due to a decrease in the credit quality of the security coupled with a loss recognized by the fund. As of December 31, 2010, the investment carries a market value to book value ratio of 82.66%, a weighted average underlying investment credit rating of AAA and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell this security and management has therefore concluded that the fund experienced no further OTTI in the twelve months ended December 31, 2010.

Trust preferred securities are comprised of two pooled trust preferreds with an amortized cost of $4.9 million, one of which is rated BB and the other is rated CC at December 31, 2010. During 2009, the Company recorded a credit related impairment of $581,000 on the CC rated pooled trust preferred security based on a cash flow analysis and subsequent credit related impairments of $1.2 million during the twelve months ended December 31, 2010 as discussed above. The remaining $42.7 million of trust preferred securities are comprised of twelve “individual names” issues with the following ratings: $15.6 million rated A- to A, $25.6 million rated BBB- to BBB+ and $0.5 million rated BB. The unrealized losses reported for trust preferred securities relate to the financial and liquidity stresses in the fixed income markets and in the banking sector and are not reflective of individual stresses in the individual company names. The ratings on all of the issues with the exception of the CC rated pooled security have improved or remained the same since December 31, 2009. Additionally, there have not been any disruptions in the cash flows of these securities and all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferreds and the “individual names” trust preferred equity securities was completed by management. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management concluded that after the OTTI loss recorded on the CC rated pooled trust preferred security, these securities are not other-than-temporarily impaired.

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

The following table sets forth certain information regarding the carrying value, weighted average yield and contractual maturities of the Company’s investment portfolio as of December 31, 2010. In the case of mortgage-backed securities, the table shows the securities by their contractual maturities; however, there are scheduled principal payments and there will be unscheduled prepayments prior to their contractual maturity. Income on obligations of states and political subdivisions are taxable and no yield adjustment for dividend receivable deduction is made because it is not material.

Table 7: Investment Maturities Schedule

			Over one year		Over five years
	One year or less		through five years		through ten years		Over ten years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	average	Amortized	average	Amortized	average	Amortized	average	Amortized	average
(Dollars in thousands)	cost	yield	cost	yield	cost	yield	cost	yield	cost	yield

Available for sale
U.S. Treasury obligations	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
U.S. Government sponsored enterprise obligations	17,645	2.67	87,505	2.23	368,943	2.55	2,459	3.15	476,552	2.50
Corporate obligations	1,001	4.35	7,097	5.20	-	-	-	-	8,098	5.09
Other bonds and obligations	9,081	3.12	2,325	5.06	3,735	2.94	-	-	15,141	3.37
Auction rate certificates	-	-	-	-	-	-	-	-	-	-
Marketable equity securities	8,096	0.68	-	-	-	-	-	-	8,096	0.68
Trust preferred equity securities	-	-	-	-	-	-	47,609	1.41	47,609	1.50
Private label residential mortgage backed securities	-	-	-	-	-	-	19,634	4.18	19,634	4.18
Residential mortgage-backed securities	-	-	45	3.60	4,738	5.15	1,936,493	3.76	1,941,276	3.77

Total available for sale	35,823	2.38	96,972	2.52	377,416	2.59	2,006,195	3.71	2,516,406	3.48

Held to maturity
Residential mortgage-backed securities	-	-	2,417	4.62	56,114	5.51	208,951	3.52	267,482	3.94
Other bonds	2,205	4.47	5,185	4.84	-	-	1,000	4.68	8,390	4.72

Total held to maturity	2,205	4.47	7,602	4.77	56,114	5.51	209,951	3.53	275,872	3.96

Total securities	$38,028	2.50%	$104,574	2.68%	$433,530	2.96%	$2,216,146	3.69%	$2,792,278	3.53%

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

The following table summarizes the composition of the Company’s total loan portfolio as of the dates presented:

Table 8: Loan Portfolio Analysis

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006

		Percent		Percent		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Residential real estate	$2,517,118	49.4%	$2,382,514	50.0%	$2,524,638	50.9%	$2,360,921	49.9%	$1,916,551	50.1%
Residential real estate construction	17,942	0.4	13,789	0.3	21,380	0.4	29,023	0.6	8,097	0.2

Total residential real estate	2,535,060	49.8	2,396,303	50.3	2,546,018	51.3	2,389,944	50.5	1,924,648	50.3

Commercial real estate	1,250,992	24.6	1,100,880	23.1	1,077,200	21.7	947,185	20.1	785,811	20.5
Commercial real estate construction	110,486	2.2	132,370	2.8	143,610	2.9	247,428	5.2	174,813	4.6

Total commercial real estate	1,361,478	26.8	1,233,250	25.9	1,220,810	24.6	1,194,613	25.3	960,624	25.1
Commercial business	396,760	7.8	409,312	8.5	458,952	9.2	457,745	9.7	350,507	9.2
Commercial finance	113,739	2.2	1,899	0.1	-	-	-	-	-	-
Home equity and equity lines of credit	672,337	13.2	705,673	14.9	714,444	14.4	652,107	13.8	570,493	14.9
Other consumer	11,842	0.2	15,608	0.3	22,561	0.5	33,560	0.7	16,604	0.5

Total consumer loans	684,179	13.4	721,281	15.2	737,005	14.9	685,667	14.5	587,097	15.4

Total loans	5,091,216	100.0%	4,762,045	100.0%	4,962,785	100.0%	4,727,969	100.0%	3,822,876	100.0%

Allowance for loan losses	(55,223)		(52,463)		(49,911)		(43,813)		(37,408)

Loans, net	$5,035,993		$4,709,582		$4,912,874		$4,684,156		$3,785,468

As shown in Table 8, gross loans were $5.09 billion, up $329.2 million, at December 31, 2010 from year-end 2009. The Company experienced an increase in most loan categories due to reduced interest rate levels.

Residential real estate loans continue to represent the largest segment of the Company’s loan portfolio as of December 31, 2010, comprising 49.8% of total loans. The increase of $138.8 million from December 31, 2009 was primarily due to origination volume partially offset by the net impact of prepayments. The Company had significant originations of both adjustable and fixed rate mortgages of $1.3 billion during the year, with approximately $946.6 million originated for portfolio and the remainder sold in the secondary market. The Company currently sells the majority of all originated fixed rate residential real estate loans with terms of 15 years or more. During the third quarter of 2009 the Company began to retain in its portfolio 30 year jumbo fixed rate residential mortgage originations and in 2010 the Company originated and retained $135.8 million of these mortgages. The strong mortgage origination activity resulted from low market interest rates, competitive pricing and increased marketing campaigns. The residential real estate loan portfolio has a weighted average FICO score of 750 and a current estimated weighted loan to value ratio of 62%. Included in residential real estate is a purchased portfolio, which is made up of prime loans individually re-underwritten by the Company to our underwriting criteria, and includes adjustable-rate and 10 and 15 year fixed-rate residential real estate loans with property locations throughout the United States with no significant exposure in any particular state. At December 31, 2010 the Company’s purchased portfolio had an outstanding balance of approximately $352.5 million with the largest concentration in our footprint of Connecticut and Massachusetts at 19.0%, followed by New York at 14.4% and California at 12.4%.

Commercial real estate loans increased $128.2 million from December 31, 2009, as the Bank has experienced increased demand in refinancing commercial real estate loans. Mid-sized businesses continue to look to regional community banks for relationship banking and personalized lending services. The commercial construction portfolio of $110.5 million includes $23.6 million of loans to commercial borrowers for residential housing development, of which approximately $9.0 million are for condominium projects. The decrease in commercial construction is mainly the result of transfers of construction to permanent loans to the commercial real estate portfolio as well as a drop in residential housing development loans.

The Company originates loans with interest reserves on certain commercial construction credits depending on various factors including, but not limited to, quality of credit, interest rate and project type. At December 31, 2010 the Company has five performing commercial construction loan relationships representing approximately 4.0% of the total commercial real estate portfolio balance with outstanding interest reserves of approximately $1.5 million.

Commercial business loans decreased $12.6 million from December 31, 2009 while commercial finance loans increased $111.8 million from December 31, 2009. As of December 31, 2010, the asset based lending portfolio was $113.7 million or 2.2% of total loans. The Company remains an active commercial lender and will continue promoting strong business development efforts to obtain new business banking relationships, while maintaining strong credit quality and profitability. We believe that our status as a healthy regional community bank focused on relationship banking bodes well for us to retain customers and to be a potential source of credit for new businesses.

Home equity loans and lines of credit decreased $33.3 million from December 31, 2009 to December 31, 2010. The Company continues to offer competitive pricing and is committed to growing this loan segment while maintaining credit quality. However, as a result of the continuing interest rate environment and general economic conditions, consumer demand has shifted to residential mortgages and away from home equity products, contributing to the year-to-date decline in the portfolio. The weighted average FICO score and current estimated weighted combined loan to value ratio for home equity loans and lines of credit is 749 and 67%, respectively. Lending has been from organic originations in the Company’s market area, none of which is subprime.

Selected Loan Maturities
The following table shows the contractual maturity of the Company’s construction and commercial business loan portfolios at December 31, 2010.

Table 9: Contractual Maturities and Interest Rate Sensitivity of Selected Loan Categories

	Real Estate	Commercial	Commercial
(In thousands)	Construction	Business	Finance	Total

Amounts due
One year or less	$74,401	$139,781	$107,739	$321,921
Over one year through five years	54,027	164,362	6,000	224,389
Over five years	-	92,617	-	92,617

Total	$128,428	$396,760	$113,739	$638,927

Interest rate terms on amounts due after one year
Fixed	$32,015	$151,576	$6,000	$189,591
Adjustable	22,012	105,403	-	127,415

Total	$54,027	$256,979	$6,000	$317,006

Higher-Risk Loans
The loan portfolio segments that we consider to be higher risk are construction loans to commercial developers for residential development and a small segment of our residential real estate loans. The Company has a carrying value of $23.6 million of commercial construction loans for residential development. All of these loans are collateralized and carry a reserve allocation of $2.0 million. This segment has total delinquencies of $2.4 million, all of which are in the over 90 day category.

Within the residential portfolio, management uses an early warning technique to more closely monitor credit deterioration and potential nonperforming loans. The Company uses a matrix to identify where the concentration of outstanding loans fall in the risk continuum. This matrix is constructed using estimated current loan-to-value ranges (current balance LTV adjusted for estimated appreciation or depreciation in the appraised value) and the latest available FICO score ranges (rescored quarterly). The Company considers loans with an estimated current loan-to-value ratio above 80% and a FICO score less than 620 to be higher-risk. Once identified, the higher-risk loans are then reviewed by the Special Assets department to determine what, if any, action should be taken to mitigate possible loss exposure. At December 31, 2010, higher-risk loans comprised approximately $59.6 million, or 2.4% of the residential real estate portfolio.

Additionally, the Company also tracks loans that have a FICO score that has declined 20 points or more and are below 660. As of December 31, 2010 loans meeting this criteria represent approximately $55.0 million, or 2.4% of the residential portfolio.

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

As displayed in Table 10, nonperforming assets at December 31, 2010 increased to $78.4 million compared to $54.2 million at December 31, 2009. The increase is primarily due to loans secured by residential one-to-four family loans and commercial real estate loans, partially offset by a decline in commercial business and commercial construction loans.

The increase in nonperforming residential loans of $15.5 million was due to current economic conditions including factors such as continued high unemployment rates and softness in the real estate market impacting customer’s ability to make loan payments. There are 218 loans in the residential nonperforming category totaling $46.6 million, representing 1.84% of the total residential portfolio, just over half of which have property locations in Connecticut and Massachusetts. The Company routinely updates FICO scores and LTV ratios and continues to originate loans with superior credit characteristics. Through continued heightened account monitoring, collections and workout efforts, the Bank is committed to mortgage solution programs to assist homeowners to remain in their homes. As has been its practice historically, the Company does not originate subprime loans. Included in nonperforming residential loans are approximately $5.2 million in restructured loans which have been modified from their original contractual terms.

In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain real estate loans. Contractual terms may be modified to fit the ability of the borrower to repay in line with their current financial status which may be a reduction in interest rate to market rate or below, a change in the term, movement of the past due amounts to the back end of the loan or refinance. Loans are placed on nonaccrual status upon being restructured, even if they were not previously on nonaccrual status. The Bank’s policy to restore a loan to performing status includes the receipt of regular payments, generally for a period of six months. Over the past two years, the Company has restructured approximately 30 residential and six commercial real estate loans.

General adverse economic pressure, including softness in the real estate markets, continues to be the main driver of the increase in nonperforming commercial real estate loans. This increase primarily relates to four loans totaling $10.2 million which have been restructured and are performing in accordance with restructured terms. These loans are expected to return to full performing status by mid-2011. As of December 31, 2010, the construction to permanent segment of commercial construction loans had no delinquencies or nonaccruals.

While the economic data indicates the worst of the recession is over, if unfavorable general economic, employment and real estate market conditions persist or deteriorate further, there will be added stress on our loan portfolios. The Company believes, however, that its historical practice of prudent underwriting, the relatively modest size of its residential construction portfolio and strong average FICO scores combined with low weighted average loan to value ratios associated with its residential portfolio are significant advantages in keeping asset quality manageable. Nonperforming loans as a percent of total loans outstanding at December 31, 2010 were 1.47%, compared to 1.06% at December 31, 2009.

Table 10: Nonperforming Assets

	At December 31,

(Dollars in thousands)	2010	2009	2008	2007	2006

Nonaccruing loans (1)
Real estate loans
Residential (one- to four-family)	$46,633	$31,140	$12,634	$4,837	$1,716
Commercial real estate	18,803	6,136	8,201	3,414	2,815
Commercial construction	2,398	2,459	10,234	2,382	4,091

Total real estate loans	67,834	39,735	31,069	10,633	8,622

Commercial business	4,158	8,497	5,863	4,912	3,337

Consumer loans
Home equity and equity lines of credit	2,846	2,187	1,304	606	467
Other consumer	45	88	95	235	42

Total consumer	2,891	2,275	1,399	841	509

Total nonaccruing loans	74,883	50,507	38,331	16,386	12,468
Real estate owned	3,541	3,705	2,023	897	-

Total nonperforming assets	$78,424	$54,212	$40,354	$17,283	$12,468

Allowance for loan losses as a percent of total loans (2)	1.08%	1.10%	1.01%	0.93%	0.98%
Allowance for loan losses as a percent of nonperforming loans	73.75%	103.87%	130.21%	267.38%	300.03%
Nonperforming loans as a percent of total loans (2)	1.47%	1.06%	0.77%	0.35%	0.33%
Nonperforming assets as a percent of total assets	0.87%	0.64%	0.49%	0.21%	0.17%

Troubled debt restructured loans included in nonaccruing loans above	$15,370	$3,294	$-	$-	$-

(1)	Nonperforming loans include all loans 90 days or more past due, restructured loans due to a weakening in the financial condition of the borrower and other loans for which have been identified by the Company as presenting uncertainty with respect to the collectability of principal or interest. The Company’s nonperforming loans do not accrue interest.
(2)	Total loans are stated at their principal amounts outstanding, net of deferred loan fees and costs and net unamortized premium on acquired loans.

The following tables set forth delinquencies for 30–89 days and 90 days or more in the Company’s loan portfolio as of the dates indicated:

Table 11: Loan Delinquencies

	At December 31,

	2010		2009		2008

	30-89 Days		30-89 Days		30-89 Days

	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
(Dollars in thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans

Real estate loans
Residential	71	$13,219	76	$15,924	70	$12,913
Commercial	7	1,636	5	1,181	7	2,993
Commercial construction	-	-	1	1,309	-	-

Total real estate loans	78	14,855	82	18,414	77	15,906

Commercial business	26	2,113	23	1,167	32	3,203

Consumer
Home equity	38	1,948	48	2,679	49	2,885
Other consumer	81	308	94	460	61	489

Total consumer	119	2,256	142	3,139	110	3,374

Total	223	$19,224	247	$22,720	219	$22,483

Delinquent loans to total loans		0.38%		0.48%		0.45%

	At December 31,

	2010		2009		2008

	90 Days or More		90 Days or More		90 Days or More

	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance
(Dollars in thousands)	Loans	of Loans	Loans	of Loans	Loans	of Loans

Real estate loans
Residential	218	$46,633	168	$31,140	63	$12,634
Commercial	21	18,803	17	6,136	7	8,201
Commercial construction	3	2,398	5	2,459	10	10,234

Total real estate loans	242	67,834	190	39,735	80	31,069

Commercial business	41	4,158	73	8,498	46	5,863

Consumer
Home equity	51	2,846	38	2,187	22	1,304
Other consumer	8	45	11	88	20	95

Total consumer	59	2,891	49	2,275	42	1,399

Total	342	$74,883	312	$50,508	168	$38,331

Delinquent loans to total loans		1.47%		1.06%		0.77%

(1)

The table of delinquencies does not include guaranteed U.S. Government Certificates totaling $902,000 and $3.2 million at December 31, 2010 and 2009, respectively. At December 31, 2010, total delinquencies were in the 30-89 day category, where as $2.8 million was 30– 89 days delinquent and $477,000 was delinquent 90 days or more and non-accruing at December 31, 2009. The delinquent loans to total loans ratio, including these loans would be 0.40% for 30-89 days at December 31, 2010 and 0.54% and 1.07%, for the 30 - 89 days and 90 days or more categories, respectively, at December 31, 2009.

Other Real Estate Owned
The Company classifies property acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure as other real estate owned in its financial statements. When a property is placed in other real estate owned, the excess of the loan balance over the estimated fair market value of the collateral, based on a recent appraisal, is charged to the allowance for loan losses. Estimated fair value usually represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal loan terms from other financial institutions, less the estimated costs to sell the property. Management inspects all other real estate owned properties periodically. Subsequent writedowns in the carrying value of other real estate owned are charged to expense if the carrying value exceeds the estimated fair value. At December 31, 2010, the Company had $3.5 million in other real estate owned. Due to current market conditions the Company does expect foreclosure activity to increase moderately in 2011.

Classification of Assets and Loan Review
An internal risk rating system is used to monitor and evaluate the credit risk inherent in the commercial, commercial real estate and commercial construction loan portfolios. Under our internal risk rating system, we currently identify criticized loans as “special mention,” “substandard,” “doubtful” or “loss”. On a quarterly basis, a Criticized Asset Committee composed of senior officers meets to review Criticized Asset Reports on commercial, commercial real estate and commercial construction loans that are risk rated special mention, substandard, or doubtful. The reports and the committee focus on the current status, strategy, financial data, and appropriate risk rating of the criticized loan. The internal risk ratings are subject to change based on the committee’s review and approval. In addition to the internal review, semi-annually, the Bank engages a third party to conduct a review of the commercial, commercial real estate and commercial construction loan portfolios. The primary purpose of the third party review is to evaluate the loan portfolio with respect to the risk rating profiles. Differences between the third party review and the internal risk ratings are discussed and rating classifications are adjusted accordingly.

At December 31, 2010, commercial, commercial real estate and commercial construction loans classified as substandard (both accruing and nonaccruing) totaled $73.5 million, and consisted of $39.9 million in commercial real estate loans, $19.0 million in construction lines and $14.6 million in commercial loans. Included in loans classified as substandard are $23.8 million of loans that are considered impaired and carry a specific reserve of $1.8 million. Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly. Special mention loans totaled $130.6 million, and consisted of $64.1 million of commercial real estate loans, $12.3 million in construction lines and $54.2 million of commercial loans. There were three loans totaling $647,000 classified as doubtful at December 31, 2010.

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

The Company evaluates its nonperforming residential real estate loans for impairment based on a review of current collateral values. At December 31, 2010, the Company’s nonperforming residential real estate loans were evaluated and of the $46.6 million nonperforming loans, $19.4 million were identified as requiring a specific reserve allocation which totaled $1.7 million. The Company also monitors credit deterioration in potential nonperforming residential real estate loans using current estimated loan-to-value ranges and the latest available FICO scores as described above in the Higher Risk Loans section.

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

The Bank evaluates the allowance for loan loss requirements through an analysis of all impaired loans in accordance with impairment guidance within FASB ASC 310 -Receivables, with the balance of the portfolios, not impaired, analyzed under the guidelines of FASB ASC 450 – Contingencies, using a measurement of estimated credit losses based on historical loss rates adjusted for qualitative and environmental factors. The qualitative and environmental factors include but are not limited to 1) estimated embedded losses in non-performing loans and criticized loans not impaired 2) estimated losses in high risk residential mortgages and home equity loans and lines of credit 3) increased portfolio delinquencies 4) changes in risk ratings and 5) macro economic conditions, including unemployment, consumer confidence, and continued softness in the real estate market.

In establishing an acceptable range of losses for the total portfolio, the Bank considers a high and low range of losses and a historical net loss rate analysis on individual loan portfolios. The loan loss allowance allocations as of December 31, 2010 are between these high and low ranges, as shown below in Table 13. The unallocated reserve increased slightly to $2.7 million, or 4.8% of the total reserve, and is for inherent losses, yet unidentified due to the current state of the economy. The 4.8% allocation is on the high side of management’s established range of 1% to 5%, however, is appropriate based on the current economic environment. The provision and allowance for loan losses are then reviewed and approved by the Company’s Board of Directors on a quarterly basis.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Table 12: Schedule of Allowance for Loan Losses

	At or For the Year Ended December 31,

(Dollars in thousands)	2010	2009	2008	2007	2006

Balance at beginning of period	$52,463	$49,911	$43,813	$37,408	$35,552
Net allowances gained through acquisition	-	-	-	3,894	2,224
Provision for loan losses	17,000	18,000	13,400	4,900	500
Charge-offs
Residential real estate loans	4,516	3,368	611	47	-
Commercial real estate loans	4,235	3,101	926	840	345
Commercial construction	1,453	3,102	4,213	285	64
Commercial business loans	4,403	6,547	1,973	2,267	2,552
Consumer loans	1,168	1,156	1,090	786	481

Total charge-offs	15,775	17,274	8,813	4,225	3,442

Recoveries
Residential real estate loans	29	175	13	278	179
Commercial real estate loans		560	275	353	46
Commercial construction	38	-	-	11	250
Commercial business loans	1,242	859	1,090	948	1,975
Consumer loans	226	232	133	246	124

Total recoveries	1,535	1,826	1,511	1,836	2,574

Net charge-offs	14,240	15,448	7,302	2,389	868

Balance at end of period	$55,223	$52,463	$49,911	$43,813	$37,408

Ratios
Net loan charge-offs to average loans	0.29%	0.32%	0.15%	0.05%	0.02%
Allowance for loan losses to total loans	1.08	1.10	1.01	0.93	0.98
Allowance for loan losses to nonperforming loans	73.75	103.87	130.21	267.38	300.03
Net charged-off to allowance for loan losses	25.79	29.45	14.63	5.45	2.32
Total recoveries to charge-offs	9.73	10.57	17.15	43.46	74.78

At December 31, 2010, the Company’s loan loss allowance was $55.2 million, or 1.08% of total loans as compared to a loan loss allowance of $52.5 million, or 1.10% of total loans at December 31, 2009. The relatively small increase in the allowance and ratio to total loans can, in part, be attributable to a favorable change in the portfolio mix as new loan growth has been primarily real estate and commercial finance loans which generally carry a lower risk of loss, and the balance of higher risk loans have been declining. This is demonstrated by the general reserve analysis for non-impaired loans in accordance with accounting guidance for contingencies. At December 31, 2010, the allowance for non-impaired loans to total non-impaired loans was virtually even with the prior year at 0.96% and 0.98%, respectively.

In the latter part of 2007, deteriorating market conditions began affecting loan portfolios. These conditions have continued to persist, although lessening as time passes. As displayed in Table 12, the Company recorded net charge-offs of $14.2 million during the year ended December 31, 2010, compared to net charge-offs of $15.4 million for the year ended December 31, 2009. The majority of the charge-offs in the residential category were adjustments based on current appraisals which continue to show the depression in home values while persistent adverse economic pressures are affecting charge-off levels in the commercial real estate, commercial construction and commercial business portfolios. As a result of the net loan growth, higher nonaccrual and delinquent loans, adversely classified loan indicators and net charge-offs, a provision for loan losses of $17.0 million was recorded for the year ended December 31, 2010 compared to $18.0 million for the same period in 2009.

The allowance for loan losses to nonperforming loans ratio at December 31, 2010 was 73.75% compared to 103.87% at December 31, 2009. As shown in Table 10, nonperforming loans include $15.4 million and $4.4 million of troubled debt restructured loans at December 31, 2010 and 2009, respectively, which are performing in accordance with their restructured terms but generally remain in nonaccrual status for at least six months. This ratio has declined because growth in the allowance is not proportionate to growth in nonperforming loans as the result of the following:
1) The majority of the Company’s nonperforming loans are secured by real estate collateral and while the entire loan is classified as nonperforming, only the amount of estimated losses would have been captured in the allowance for loan losses. Nonperforming residential and commercial real estate loans total $46.6 million and $18.8 million, respectively at December 31, 2010, however, the risk of loss is only $3.2 million;
2) Growth in nonperforming loans has been concentrated in real estate loans in which a significant loss in event of default is relatively low. Nonperforming residential and commercial real estate loans increased $15.5 million and $12.6 million, respectively, compared to the total increase in nonperforming loans of $24.4 million;
3) Certain nonperforming loans have already been partially charged-off to the expected net realizable value or have been restructured and, although performing, remain in nonaccrual status for a period of at least six months; and
4) A portion of the allowance is to cover losses established under FASB ASC 450,Contingencies, for performing loans. The increase in total loans since December 31, 2009 has been concentrated in well secured mortgage and asset based loans. Additionally, there has been a continued reduction in the construction loan portfolio.

The following table sets forth the Company’s allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated:

Table 13: Allocation of Allowance for Loan Losses

	At December 31,

	2010		2009		2008		2007		2006

		Percent of		Percent of		Percent of				Percent of
		Loans in		Loans in		Loans in		Percent of		Loans in
		Each		Each		Each		Loans in Each		Each
		Category to		Category to		Category to		Category to		Category to
(Dollars in thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Residential real estate	$14,547	49.79%	$12,566	50.30%	$8,844	51.30%	$7,018	50.55%	$5,244	50.34%
Commercial real estate	19,240	24.57	14,545	23.10	12,929	21.71	9,789	20.03	8,377	20.56
Commercial construction	3,367	2.17	6,071	2.80	5,983	2.89	6,482	5.24	3,901	4.57
Commercial business	11,994	10.03	14,230	8.60	14,076	9.25	13,395	9.68	13,594	9.17
Consumer	3,416	13.44	2,687	15.20	6,328	14.85	5,926	14.50	5,021	15.36
Unallocated	2,659	-	2,364	-	1,751	-	1,202	-	1,271	-

Total allowance for loan losses	$55,223	100.00%	$52,463	100.00%	$49,911	100.00%	$43,812	100.00%	$37,408	100.00%

The Company continues to maintain a well secured portfolio of loans which is regularly reviewed, and as it is related to impaired loans, reserved for or written down in a timely manner. This is evidenced by our low annual net charge-offs of 29 basis points for the year ended December 31, 2010 compared to 32 basis points in the prior year. The allowance at December 31, 2010 continues to represent a significant multiple of our actual net charge-off history and based on the existing loan portfolio profile, no material changes in loss performance is anticipated. Further, a portion of our nonperforming assets and delinquencies represents $15.4 million in already written down troubled debt restructurings, an increase of $12.1 million from the prior year end, which are performing per the restructured terms yet remain classified as nonaccrual per management’s policies. It is anticipated that these restructured loans will return to (full) performing status by mid-2011. Therefore, and although certain asset quality indicators have worsened, management believes that the allowance for loan losses is adequate and represents the best estimate of probable losses inherent in the loan portfolio.

Goodwill and Intangible Assets
At December 31, 2010, the Company had intangible assets of $554.7 million, a decrease of $7.8 million, from $562.5 million at December 31, 2009. The decrease is due to year-to-date amortization expense for core deposit and customer relationship intangibles.

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

The Company engaged an external third party to assist with the annual test for goodwill impairment during the first quarter of 2010. The analysis performed evaluated the fair value of the reporting unit using a combination of four valuation methodologies including; the Public Market Peers approach, the Comparable Transactions approach, the Control Premium approach and a Discounted Cash Flow approach. Based on the analysis, the Company concluded that the reporting unit was not at risk of failing Step 1 of the impairment test; therefore, an impairment charge was not deemed necessary. No events or circumstances subsequent to the analysis through December 31, 2010 indicate that the carrying value of the Company’s goodwill may not be recoverable.

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

Table 14: Deposits

	December 31,

(In thousands)	2010	2009	Change

Savings	$1,679,821	$1,817,787	$(137,966)
Money market	1,019,592	790,453	229,139
NOW	408,432	400,176	8,256
Demand	617,039	534,180	82,859
Time	1,514,491	1,481,446	33,045

Total deposits	$5,239,375	$5,024,042	$215,333

As displayed in Table 14, deposits increased $215.3 million compared to December 31, 2009. The Company’s strategy has been to increase core deposits and reduce rates paid on interest bearing deposits, particularly on time deposits, in order to improve the net interest margin and the interest rate spread while continuing to build core relationships. Through well-designed product offerings and sales efforts, the Company has been able to grow core deposits by $182.3 million, or 5.1%, particularly through the Company’s money market and demand products which have grown $229.1 million and $83.3 million, respectively since year end 2009. The Company has executed several marketing programs, including telephone and direct mail campaigns to retain and grow valued, higher-balance deposit customer relationships through the cross-sell strategy of offering our highest tier of banking products – Premium Alliance and Platinum Alliance Checking and their companion accounts – Premium and Platinum Savings and Premium and Platinum Money Market. Also, and keeping in line with the Company’s overall deposit strategy throughout the year, the Company has reduced its cost of interest bearing deposits, which has led to decreases in savings deposits of $137.8 million. However, the Company was able to retain a portion of these deposit accounts through our premium level money market products that offer competitive interest rates.

The Company had $556.7 million in time deposits of $100,000 or more outstanding as of December 31, 2010, maturing as follows:

Table 15: Time Deposit Maturities of $100,000 or more

		Weighted
		average
(Dollars in thousands)	Amount	rate

Three months or less	$69,608	1.25%
Over three months through six months	79,169	1.84
Over six months through twelve months	130,756	1.35
Over twelve months	277,213	2.37

Total time deposits $100,000 or more	$556,746	1.91%

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

The following table summarizes the Company’s recorded borrowings at December 31, 2010.

Table 16: Borrowings

	December 31,

(In thousands)	2010	2009	Change

FHLB advances (1)	$2,113,813	$1,755,533	$358,280
Repurchase agreements	106,629	112,095	(5,466)
Mortgage loans payable	1,001	1,165	(164)
Junior subordinated debentures issued to affiliated trusts (2)	21,135	21,135	-

Total borrowings	$2,242,579	$1,889,928	$352,651

(1)	Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $1.9 million and $3.1 million at December 31, 2010 and December 31, 2009, respectively.

(2)	The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

Table 16 above summarizes the Company’s recorded borrowings of $2.24 billion at December 31, 2010 an increase of $352.7 million from the balance recorded at December 31, 2009, mainly in FHLB advances. The increase in FHLB advances represents the Company taking advantage of reduced rates offered by the FHLB for advances that were competitive with current market deposit rates. Combined with the growth in our core deposits, the advances assist the Company with the growth in our loan portfolio, to invest in securities and meet other liquidity needs, while effectively managing interest rate risk. At December 31, 2010, all of the Company’s outstanding FHLB advances were at fixed rates ranging from 0.31% to 8.17%.

The decrease of $5.5 million in repurchase agreements is primarily due to a decline in commercial customer repurchase agreements which fluctuate based on the operating needs of the customers and due to the low levels of market interest rates, some customer balances shifted to demand deposit and savings products.

Stockholders’ Equity
Total stockholders’ equity equaled $1.46 billion at December 31, 2010, an increase of $24.0 million compared to $1.43 billion at December 31, 2009. The increase was primarily due to year to date earnings of $58.0 million and the impact of the release of restricted stock. The increase in equity was partially offset by the acquisition of treasury stock totaling $13.3 million and $27.9 million for the payment of cash dividends declared on our common stock during the year ended December 31, 2010. For information regarding our compliance with applicable capital requirements, see “Liquidity and Capital Position” below.

Dividends declared for both of the year to date periods ended December 31, 2010 and December 31, 2009 were $0.28 per share. On January 25, 2011, the Company declared a $0.07 per share cash dividend payable on February 15, 2011 to shareholders of record on February 4, 2011. This was the Company’s 27th consecutive quarterly dividend payment. Book value per share amounted to $13.90 and $13.53 at December 31, 2010 and December 31, 2009, respectively, and tangible book value amounted to $8.62 and $8.23 at the same dates, respectively.

Liquidity and Capital Resources
Liquidity is the ability to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, maturities, paydowns and sales of investment securities, borrowings from the FHLB and repurchase agreements.

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

The Company’s most liquid assets are cash and due from banks, short-term investments and debt securities. The levels of these assets are dependent on the Company’s operating, financing, lending and investment activities during any given period. At December 31, 2010, cash and due from banks, short-term investments and debt securities maturing within one year amounted to $390.9 million, or 4.3% of total assets.

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

The Company uses borrowings from the FHLB Boston to fund loan and investment growth while managing interest rate risk and liquidity. At December 31, 2010, total borrowings from the FHLB amounted to $2.11 billion, exclusive of $1.9 million in purchase accounting adjustments, and the Company had the immediate capacity to increase that total to $2.32 billion. Additional borrowing capacity of approximately $1.51 billion would be readily available by pledging eligible investment securities as collateral. Depending on market conditions and the Company’s liquidity and gap position, the Company may continue to borrow from the FHLB or initiate borrowings through the repurchase agreement market. At December 31, 2010 the Company’s repurchase agreement lines of credit with four large broker dealers totaled $200.0 million, $175.0 million of which was available on that date. Agreement terms vary based on the collateral submitted.

NewAlliance’s main source of liquidity at the parent company level is dividends from NewAlliance Bank. The main uses of liquidity are payments of dividends to common stockholders, repurchase of NewAlliance’s common stock and the payment of principal and interest to holders of trust preferred securities. There are certain restrictions on the payment of dividends. See Note 17 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information on dividend restrictions.

At December 31, 2010, the Company had commitments to originate loans, unused outstanding lines of credit and standby letters of credit totaling $1.06 billion. Commitments generally have fixed expiration dates or other termination clauses, therefore, total commitment amounts do not necessarily represent future cash requirements. Management anticipates that it will have sufficient funds available to meet its current loan commitments and contractual obligations. Time deposits maturing within one year from December 31, 2010 amount to $820.2 million. FHLB advances maturing within one year from December 31, 2010 amount to $615.4 million and interest payments of approximately $56.8 million are payable in 2011.

Management believes that the cash and due from banks, short term investments and debt securities maturing within one year, coupled with the borrowing line at the FHLB and the available repurchase agreement lines at selected broker dealers, provide for sufficient liquidity to meet its operating needs. The Company has a liquidity contingency policy in order to respond in a prompt and comprehensive manner to unforeseeable liquidity needs in the event of any severe market or economic shock. The Company believes, however, that due to its credit profile, interest rate risk and overall balance sheet structure that the Company is well positioned to meet potential liquidity risks. If unforeseen market conditions or counterparty risk placed limitations on our ability to borrow from either the FHLB or the repurchase market, the Company would be able to utilize the FRB’s discount window to obtain funds.

The following tables present information indicating various obligations and commitments of the Company as of December 31, 2010 and the respective maturity dates. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any terms or covenants established in the contract and generally have fixed expiration dates or other termination clauses.

Table 17: Contractual Obligations

			Over one year	Over three years
			through three	years through	Over Five
(In thousands)	Total	One year or less	years	five years	Years

FHLB advances (1)	$2,111,934	$615,417	$1,033,305	$230,027	$233,185
Repurchase agreements	106,629	81,629	25,000	-	-
Mortgage loans payable	1,001	-	1,001		-
Junior subordinated debentures issued to affiliated trusts	21,135	-	-	-	21,135
Operating leases (2)	20,763	3,852	5,994	4,038	6,879
Tax reserves and interest (3)	331

Total contractual obligations	$2,261,793	$700,898	$1,065,300	$234,065	$261,199

(1)	Secured under a blanket security agreement on qualifying assets, principally mortgage loans.
(2)	Represents non-cancelable operating leases for offices.
(3)	Represents unrecognized tax benefits with associated interest for which payment dates are undeterminable.

Table 18: Other Commitments

			Over one year	Over three
		One year or	through three	years through	Over five
(In thousands)	Total	less	years	five years	years

Loan origination commitments (1)	$309,228	$309,228	$-	$-	$-
Unadvanced portion of construction loans (2)	74,483	33,329	41,154	-	-
Standby letters of credit	15,643	9,034	4,346	230	2,033
Unadvanced portion of lines of credit (3)	664,519	185,046	145,871	75,730	257,872

Total commitments	$1,063,873	$536,637	$191,371	$75,960	$259,905

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.
(2)	Unadvanced portions of construction loans are available to be drawn on at any time by the borrower for up to 2 years.
(3)	Unadvanced portions of home equity loans are available to be drawn on at any time by the borrower for up to 9.5 years. Commercial lines of credit are available to be drawn on at any time by the borrower for up to 1 or 2 years. Commercial finance lines generally range from 2 - 5 years, with an average term of 3 years.

Applicable regulations require the Company and the Bank to satisfy certain minimum capital requirements. At December 31, 2010, the Company and the Bank were in full compliance with all applicable capital requirements and met the FDIC requirements for a well capitalized institution. See Note 17 of Notes to Consolidated Financial Statements contained in Item 8 of this report, and the section titled Regulation and Supervision in Item 1, concerning capital requirements.

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

For the year ended December 31, 2010, NewAlliance did not engage in any off-balance sheet transactions that would have a material effect on its consolidated financial condition.

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

Gap Analysis
The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The “interest rate sensitivity gap” is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2010, the Company’s cumulative one-year interest rate gap (which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year), was positive $438.5 million, or positive 4.86% of total assets. The Bank’s approved policy limit is plus or minus 20%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The following table sets forth the Company’s cumulative maturity distribution of interest-earning assets and interest-bearing liabilities at December 31, 2010, interest rate sensitivity gap, cumulative interest rate sensitivity gap, cumulative interest rate sensitivity gap ratio, and cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities ratio. This table indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. Assumptions are made on the rate of prepayment of principal on loans and investment securities and on the sensitivity of accounts with indeterminate maturity dates. However, this table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competitive and other pressures. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the gap analysis, so that when interest rates rise, the gap becomes more negative, and when interest rates fall, the gap becomes more positive. As a result, various assets and liabilities indicated as repricing within the same time period may, in fact, reprice at different times and at different rate levels. It should also be noted that this table reflects certain assumptions regarding the categorization of assets and liabilities and represents a one-day position; in fact, variations occur daily as management adjusts interest rate sensitivity throughout the year.

Interest Rate Sensitivity Gap

	December 31, 2010

	1 - 3	4 - 6	7 - 12	1 - 5
(Dollars in thousands)	Months	Months	Months	Years	5+ Years	Total

Interest-earning assets
Investment securities	$343,890	$299,345	$453,057	$1,183,031	$548,432	$2,827,755
Loans	1,095,679	314,397	632,616	2,377,765	639,166	5,059,623
Federal Home Loan Bank stock	120,821	-	-	-	-	120,821
Short-term investments	25,000	-	-	-	-	25,000

Total interest-earning assets	1,585,390	613,742	1,085,673	3,560,796	1,187,598	8,033,199

Interest-bearing liabilities
Savings deposits	16,164	300,338	248,834	1,114,485	-	1,679,821
NOW deposits	-	46,404	38,432	323,596	-	408,432
Money market deposits	123,654	212,923	162,076	520,939	-	1,019,592
Time deposits	213,908	249,940	384,732	665,911	-	1,514,491
FHLB advances and other borrowings	341,263	188,915	318,692	1,225,696	168,013	2,242,579

Total interest-bearing liabilities	694,989	998,520	1,152,766	3,850,627	168,013	6,864,915

Interest rate sensitivity gap	$890,401	$(384,778)	$(67,093)	$(289,831)	$1,019,585	$1,168,284

Cumulative interest rate sensitivity gap	$890,401	$505,623	$438,530	$148,699	$1,168,284

Cumulative interest rate sensitivity gap ratio	9.9%	5.6%	4.9%	1.6%	12.9%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities	228.1%	129.9%	115.4%	102.2%	117.0%

Income Simulation Analysis
Income simulation analysis considers the maturity and repricing characteristics of assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Tested scenarios include instantaneous rate shocks, rate ramps over a six-month or one-year period, static rates, non-parallel shifts in the yield curve and a forward rate scenario. These simulation analyses are used to measure the exposure of net interest income to changes in interest rates over a specified time horizon, usually a three-year period. Simulation analysis involves projecting a future balance sheet structure and interest income and expense under the various rate scenarios. The Company’s internal guidelines on interest rate risk specify that for a range of interest rate scenarios, the estimated net interest margin over the next 12 months should decline by less than 10% as compared to the forecasted net interest margin in the base case scenario. However, in practice, interest rate risk is managed well within these 10% guidelines.

For the base case rate scenario the yield curve as of December 31, 2010 was utilized. This yield curve was utilized due to continued uncertainty regarding the strength of the recovering economy as well as due to the comments from various FRB officials that interest rates would likely remain flat for an extended period. As of December 31, 2010, the Company’s estimated exposure as a percentage of estimated net interest income for the next twelve-month period as compared to the forecasted net interest income in the base case scenario are as follows:

Percentage change in
estimated net interest income
over twelve months

100 basis point upward shock in interest rates	4.01%

25 basis point downward shock in interest rates	(1.56)%

As of December 31, 2010, a downward rate shock of 25 basis points was a realistic representation of the risk of falling rates as the FRB has reduced the overnight lending rate target to a range between 0.00% and 0.25%. For an increase in rates, an upward rate shock of 100 basis points is also a relevant representation of potential risk given the recent beginnings of an economic rebound due to the past reductions in the federal funds rate, the benefits of the extension of the personal and business tax rate reductions and the expansion of the FRB’s balance sheet.

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

For the Company’s Consolidated Financial Statements, see index on page 63.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure for the year ending December 31, 2010.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effective operation of the Company’s internal control over financial reporting as of December 31, 2010, is included on page 65 of this Form 10-K.

Item 9A(T). Controls and Procedures

Not applicable

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Form 10-K/A, to be filed within 120 days following December 31, 2010.

Item 11. Executive Compensation
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Form 10-K/A, to be filed within 120 days following December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Form 10-K/A, to be filed within 120 days following December 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Form 10-K/A, to be filed within 120 days following December 31, 2010.

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated into this Form 10-K by reference to the Company’s Form 10-K/A, to be filed within 120 days following December 31, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Consolidated Financial Statements of NewAlliance Bancshares and subsidiaries are filed as part of this document under Item 8:

-	Management’s Report on Internal Control over Financial Reporting
-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets as of December 31, 2010 and 2009
-	Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008
-	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
-	Notes to Consolidated Financial Statements

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report appearing on page 65, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Peyton R. Patterson	Glenn I. MacInnes
Chairman of the Board, President and	Executive Vice President and Chief
Chief Executive Officer	Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NewAlliance Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows present fairly, in all material respects, the financial position of NewAlliance Bancshares, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for their split-dollar life insurance arrangements and defined benefit and other postretirement plans in 2008 upon the adoption of new accounting pronouncements.

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

PricewaterhouseCoopers LLP
Hartford, Connecticut
February 28, 2011

NewAlliance Bancshares, Inc.
Consolidated Balance Sheets
	December 31,	December 31,
(In thousands, except per share data)	2010	2009

Assets
Cash and due from banks	$108,538	$96,927
Short term investments	25,000	50,000

Cash and cash equivalents	133,538	146,927
Investment securities available for sale, at fair value (note 4)	2,551,883	2,327,855
Investment securities held to maturity (note 4)	275,872	240,766
Loans held for sale (includes $41,207 and $12,908 measured at fair
value at December 31, 2010 and 2009, respectively)	43,290	14,659
Loans, net (note 5)	5,035,993	4,709,582
Federal Home Loan Bank of Boston stock	120,821	120,821
Premises and equipment, net (note 6)	59,731	57,083
Cash surrender value of bank owned life insurance	136,668	140,153
Goodwill (note 7)	527,167	527,167
Identifiable intangible assets (note 7)	27,548	35,359
Other assets (note 8)	115,337	113,941

Total assets	$9,027,848	$8,434,313

Liabilities
Deposits (note 9)
Non-interest bearing	$617,039	$534,180
Savings, interest-bearing checking and money market	3,107,845	3,008,416
Time	1,514,491	1,481,446

Total deposits	5,239,375	5,024,042
Borrowings (note 10)	2,242,579	1,889,928
Other liabilities	86,922	85,390

Total liabilities	7,568,876	6,999,360

Commitments and contingencies (note 14)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 38,000 shares;	-	-
none issued
Common stock, $0.01 par value; authorized 190,000 shares;
issued 121,503 shares at December 31, 2010 and
121,486 shares at December 31, 2009	1,215	1,215
Additional paid-in capital	1,245,953	1,245,489
Unallocated common stock held by ESOP	(85,063)	(88,721)
Unearned restricted stock compensation	(3,169)	(12,389)
Treasury stock, at cost (16,543 shares at December 31, 2010 and
15,435 shares at December 31, 2009)	(224,873)	(211,582)
Retained earnings	517,091	486,974
Accumulated other comprehensive income (note 18)	7,818	13,967

Total stockholders’ equity	1,458,972	1,434,953

Total liabilities and stockholders’ equity	$9,027,848	$8,434,313

See accompanying notes to consolidated financial statements.

66

NewAlliance Bancshares, Inc.
Consolidated Statements of Income
	Year Ended December 31,

(In thousands, except per share data)	2010	2009	2008

Interest and dividend income
Residential real estate loans	$119,135	$131,119	$138,005
Commercial real estate loans	75,128	70,735	74,159
Commercial business loans	25,893	22,019	27,819
Consumer loans	31,553	34,207	38,984
Investment securities	98,945	113,332	114,471
Federal funds sold and other short-term investments	158	387	1,209
Federal Home Loan Bank of Boston stock	-	-	4,526

Total interest and dividend income	350,812	371,799	399,173

Interest expense
Deposits	50,608	80,681	104,672
Borrowings	65,917	87,911	104,385

Total interest expense	116,525	168,592	209,057

Net interest income before provision for loan losses	234,287	203,207	190,116

Provision for loan losses	17,000	18,000	13,400

Net interest income after provision for loan losses	217,287	185,207	176,716

Non-interest income
Depositor service charges	28,159	27,351	27,180
Loan and servicing income	2,348	819	968
Trust fees	6,311	5,790	6,351
Investment management, brokerage & insurance fees	5,639	6,723	7,893
Bank owned life insurance	5,934	3,548	4,937

Other-than-temporary impairment losses on securities	(30)	(4,263)	(2,681)
Less: Portion of loss recognized in other comprehensive income	(1,150)	2,866	-

Net impairment loss on securities recognized in earnings	(1,180)	(1,397)	(2,681)

Net gain on securities	2,339	7,314	4,524

Net securities gain	1,159	5,917	1,843

Mortgage origination activity and loan sale income	3,702	5,586	1,551
Net gain (loss) on limited partnerships	3,979	(575)	(30)
Other	3,930	4,087	5,203

Total non-interest income	61,161	59,246	55,896

Non-interest expense
Salaries and employee benefits (notes 11 & 12)	95,642	89,646	91,687
Occupancy	17,632	18,202	18,091
Furniture and fixtures	5,872	5,808	6,550
Outside services	18,810	20,098	19,314
Advertising, public relations, and sponsorships	6,015	5,664	6,152
Amortization of identifiable intangible assets	7,811	8,501	9,456
Merger related charges	12,325	84	185
FDIC insurance premiums	7,620	10,479	721
Other	15,282	13,731	14,413

Total non-interest expense	187,009	172,213	166,569

Income before income taxes	91,439	72,240	66,043
Income tax provision (note 13)	33,471	25,797	20,747

Net income	$57,968	$46,443	$45,296

Basic earnings per share (note 19)	$0.59	$0.47	$0.45
Diluted earnings per share (note 19)	0.59	0.47	0.45
Weighted-average shares outstanding (note 19)
Basic	98,515	99,163	99,587
Diluted	98,784	99,176	99,707
Dividends per share	$0.28	$0.28	$0.275

See accompanying notes to consolidated financial statements.

67

NewAlliance Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

				Unallocated				Accumulated
	Common	Par Value	Additional	Common				Other	Total
For the Years Ended December 31, 2008, 2009 and 2010	Shares	Common	Paid-in	Stock Held	Unearned	Treasury	Retained	Comprehensive	Stockholders’
(In thousands, except per share data)	Outstanding	Stock	Capital	by ESOP	Compensation	Stock	Earnings	Income (Loss)	Equity

Balance December 31, 2007	108,852	$1,215	$1,242,100	$(96,039)	$(25,466)	$(178,401)	$451,729	$11,969	$1,407,107

Dividends declared ($0.275 per share)							(27,859)		(27,859)
Allocation of ESOP shares, net of tax			(260)	3,659					3,399
Treasury shares acquired (note 17)	(1,793)					(22,027)			(22,027)
Restricted stock expense					6,992				6,992
Stock option expense			4,247						4,247
Book (over) tax benefit of stock-based compensation			(408)						(408)
Adoption of new split dollar life insurance accounting
pronouncement, net of tax							(1,062)		(1,062)
Adjustment to apply retirement benefits guidance for the changing
pension plan measurement date, net of tax							(524)	5	(519)

Comprehensive income:
Net income							45,296		45,296
Other comprehensive loss, net of tax (note 18)								(33,950)	(33,950)

Total comprehensive income1									11,346

Balance December 31, 2008	107,059	$1,215	$1,245,679	$(92,380)	$(18,474)	$(200,428)	$467,580	$(21,976)	$1,381,216

Dividends declared ($0.280 per share)							(28,099)		(28,099)
Allocation of ESOP shares, net of tax			(463)	3,659					3,196
Treasury shares acquired (note 17)	(1,008)					(11,154)			(11,154)
Restricted stock expense					6,085				6,085
Stock option expense			357						357
Book (over) tax benefit of stock-based compensation			(84)						(84)
Cumulative effect of new OTTI accounting guidance,							1,050	(1,050)	-
net of $0.6 million tax effect (note 18)

Comprehensive income:
Net income							46,443		46,443
Other comprehensive income, net of tax (note 18)								36,993	36,993

Total comprehensive income									83,436

Balance December 31, 2009	106,051	$1,215	$1,245,489	$(88,721)	$(12,389)	$(211,582)	$486,974	$13,967	$1,434,953

Dividends declared ($0.280 per share)							(27,851)		(27,851)
Allocation of ESOP shares, net of tax			(358)	3,658					3,300
Treasury shares acquired (note 17)	(1,194)					(14,516)			(14,516)
Treasury stock issued for restricted stock awards under the LTCP	86				(1,225)	1,225			-
Restricted stock expense					10,445				10,445
Stock option expense			576						576
Exercise of stock options	17		246						246

Comprehensive income:
Net income							57,968		57,968
Other comprehensive loss, net of tax (note 18)								(6,149)	(6,149)

Total comprehensive income									51,819

Balance December 31, 2010	104,960	$1,215	$1,245,953	$(85,063)	$(3,169)	$(224,873)	$517,091	$7,818	$1,458,972

See accompanying notes to consolidated financial statements

68

NewAlliance Bancshares, Inc.
Consolidated Statements of Cash Flows
	Year Ended December 31,

(In thousands)	2010	2009	2008

Cash flows from operating activities
Net income	$57,968	$46,443	$45,296
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,000	18,000	13,400
Loss on sale of other real estate owned	245	182	61
Restricted stock compensation expense	10,445	6,085	6,992
Stock option compensation expense	576	357	4,247
ESOP expense	3,300	3,196	3,399
Amortization of identifiable intangible assets	7,811	8,501	9,456
Net amortization/accretion of fair market adjustments from net assets acquired	(1,493)	(2,873)	(4,185)
Net amortization/accretion of investment securities	11,870	6,138	(1,506)
Deferred income tax (benefit) expense	(4,611)	(3,588)	549
Depreciation and amortization	6,455	6,388	6,926
Net gain on sale of securities	(2,339)	(7,314)	(4,524)
Impairment losses on securities	1,180	1,397	2,681
Mortgage origination activity and loan sale income	(3,702)	(5,586)	(1,551)
Proceeds from sales of loans held for sale	337,790	483,364	93,580
Loans originated for sale	(362,719)	(487,076)	(97,865)
(Gain) loss on sale of premises and equipment	(3)	11	1
(Gain) loss on limited partnerships	(3,979)	575	30
Increase in cash surrender value of bank owned life insurance	(3,303)	(3,548)	(4,937)
Decrease (increase) in other assets	12,045	(22,143)	(13,639)
Increase in other liabilities	1,532	2,801	7,971

Net cash provided by operating activities	86,068	51,310	66,382

Cash flows from investing activities
Purchase of Federal Home Loan Bank Stock	-	-	(7,060)
Purchase of securities available for sale	(1,196,688)	(1,146,873)	(708,638)
Purchase of securities held to maturity	(150,662)	(22,931)	(83,139)
Proceeds from maturity, sales, calls and principal reductions of
securities available for sale	951,984	787,404	856,113
Proceeds from maturity, calls and principal reductions of
securities held to maturity	115,022	92,618	64,647
Proceeds from sales of fixed assets	53	32	659
Net (increase) decrease in loans held for investment	(348,011)	179,546	(241,810)
Proceeds from sales of other real estate owned	4,064	3,059	1,239
Proceeds from bank owned life insurance	6,788	263	127
Purchase of premises and equipment	(9,071)	(4,012)	(4,987)

Net cash used in investing activities	(626,521)	(110,894)	(122,849)

Cash flows from financing activities
Net increase in customer deposit balances	215,292	576,510	74,051
Net increase (decrease) in short-term borrowings	264,534	(72,434)	(7,615)
Proceeds from long-term borrowings	817,100	172,000	538,000
Repayments of long-term borrowings	(727,741)	(583,359)	(505,423)
Shares issued for stock option exercise	246	-	-
Book (over)/under tax benefit of stock-based compensation	-	(84)	(408)
Acquisition of treasury shares	(14,516)	(11,154)	(22,027)
Dividends declared	(27,851)	(28,099)	(27,859)

Net cash provided by financing activities	527,064	53,380	48,719

Net decrease in cash and cash equivalents	(13,389)	(6,204)	(7,748)

Cash and cash equivalents, beginning of period	146,927	153,131	160,879

Cash and cash equivalents, end of period	$133,538	$146,927	$153,131

Supplemental information
Cash paid for
Interest on deposits and borrowings	$118,023	$171,180	$211,092
Income taxes paid, net	34,124	28,299	24,885
Noncash transactions
Loans transferred to other real estate owned	4,810	5,641	3,082

See accompanying notes to consolidated financial statements.

69

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

Management has determined that no subsequent events have occurred following the balance sheet date of December 31, 2010, which require recognition or disclosure in the financial statements.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and short-term investments with original maturities of three months or less. At December 31, 2010, included in the balance of cash and due from banks were cash on hand of $108.5 million, which includes required reserves in the form of deposits with the Federal Reserve Bank (“FRB”) of approximately $36.7 million. Short-term investments included money market funds of $25.0 million at December 31, 2010.

Investment Securities
Marketable equity and debt securities are classified as either trading, available for sale, or held to maturity (applies only to debt securities). Management determines the appropriate classifications of securities at the time of purchase. At December 31, 2010 and 2009, the Company had no debt or equity securities classified as trading. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in held to maturity are classified as available for sale. Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of equity, until realized. Further information relating to the fair value of securities can be found within Note 4 of the Notes to Consolidated Financial Statements.

Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities using the level yield method. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 320 – Debt and Equity Securities, a decline in market value of a debt security below amortized cost that is deemed other than temporary is charged to earnings for the credit related other than temporary impairment (“OTTI”) resulting in the establishment of a new cost basis for the security, while the non-credit related OTTI is recognized in other comprehensive income (“OCI”) if there is no intent to sell or will not be required to sell the security. If an equity security is deemed other-than-temporarily impaired, the full impairment is considered to be credit-related and a charge to earnings would be recorded. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis and are recorded in other non-interest income as net gain or loss on securities.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Loans Held for Sale
The Company currently sells the majority of originated fixed rate residential real estate loans with terms of 15 years and over. Mortgage loans held for sale are carried at fair value. Fair value is estimated using quoted loan market prices provided by government-sponsored entities of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). Further information regarding the fair value measurement of mortgage loans held for sale can be found in Note 15 of the Notes to Consolidated Financial Statements. Residential loans are sold by the Company without recourse. The Company currently sells these loans servicing released.

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

The Company’s loan portfolio segments are residential, commercial real estate, commercial construction, commercial and industrial, commercial finance and consumer loans. Commercial construction includes classes for commercial real estate construction and residential development. The consumer segment consists of classes for home equity loans and equity lines of credit and other consumer loans.

Certain direct loan origination fees and costs and fair value adjustments to acquired loans are recognized over the lives of the related loans as an adjustment of interest using the level yield method. When loans are prepaid, sold or participated out, the unamortized portion is recognized as income or expense at that time.

The policy for determining past due or delinquency status for all loan portfolio segments is based on the number of days past due or the contractual terms of the loan.

Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Loans are placed on nonaccrual status when timely collection of principal or interest in accordance with contractual terms is in question. The Company’s policy is to discontinue the accrual of interest on all loan segments when principal or interest payments become 90 days delinquent or sooner if management concludes that circumstances indicate borrowers may be unable to meet contractual principal or interest payments.

The Company performs a quarterly analysis of impaired loans for the commercial loan segments to include those loans risk rated substandard or worse, whose balance is $250,000 or greater. Additionally, the Company analyzes all residential and consumer loans for possible impairment when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

If a residential or consumer loan is in non-accrual or is considered to be impaired, cash payments are applied first to interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. However, if the residential or consumer loan has also been written down the payments are instead applied to principal until the remaining principal amount due is expected to be collected.

For the commercial portfolio segments, if a loan is in non-accrual cash payments are applied first to interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. However, if the loan is considered impaired then interest payments are applied to principal until the remaining principal amount due is expected to be collected.

For residential, consumer and commercial loans if the collection of the remaining principal amount due is considered doubtful, then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. If ultimately collected, such interest for all loan segments is credited to income when received. Loans are removed from nonaccrual status when they become current as to principal and interest and when, in the opinion of management concern no longer exists as to the collectability of principal and interest.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Allowance for Loan Losses
The adequacy of the allowance for loan losses is regularly evaluated by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and other pertinent factors. The provision for loan losses charged to expense is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses inherent in the loan portfolio. Loan losses are charged against the allowance when management believes the collectability of the principal balance outstanding is unlikely. The Bank evaluates the allowance for loan loss requirements through separate analyses of its impaired and non-impaired loans.

Impaired loans are analyzed in accordance with impairment guidance within FASB ASC 310 – Receivables, for which there is a specific allocation of the allowance for loans losses. A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the measurement of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Further information relating to impaired loans for which there is an allowance for loan loss allocation can be found in Note 5 of the Notes to Consolidated Financial Statement.

The balance of the portfolio, the non-impaired loans, are analyzed under the guidelines of FASB ASC 450 – Contingencies, using a measurement of estimated credit losses based on historical loss rates adjusted for qualitative and environmental factors. The qualitative and environmental factors include but are not limited to 1) estimated embedded losses in non-performing loans and criticized loans not impaired 2) estimated losses in high risk residential mortgages and home equity loans and lines of credit 3) increased portfolio delinquencies 4) changes in risk ratings and 5) macro economic conditions, including unemployment, consumer confidence, and current real estate market conditions.

Residential loans and consumer loans, which primarily consist of home equity loans and lines of credit are first reviewed for impairment based on current information and events. The analysis to measure impairment is based on the loans observable market price, or the fair value of the collateral less costs to sell. A reserve is created if the measure of the impaired loan is less than the recorded investment in the loan. The Bank then considers other qualitative and environmental factors, including but not limited to the levels and trends in delinquencies, levels and trends in charge-offs and recoveries, trends in volume and terms of loans, current economic and market conditions, changes in underwriting and historical loss rates. Charge-offs against the allowance for loan losses are taken on loans when the Bank determines that the collection of the full loan balance is unlikely.

Commercial real estate, commercial construction and commercial business and commercial finance loans are first reviewed for impairment based on current information and events. The analysis to measure impairment will use one of the following; the present value of expected future cash flows, the loans observable market price, or the fair value of the collateral less costs to sell. A reserve is created if the measure of the impaired loans is less than the recorded investment in the loans. The Bank then considers other qualitative and environmental factors, including but not limited to levels and trends in delinquencies, levels and trends in charge-offs and recoveries, trends in volume and terms of loans, current economic and market conditions, changes in underwriting, levels of criticized and classified assets and risk ratings, internal and external portfolio reviews and historical loss rates. Charge-offs against the allowance for loan losses are taken on loans when the Bank determines that the collection of the full loan balance is unlikely.

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

The allowance is an estimate, and ultimate losses may vary from management’s estimate. Changes in the estimate are recorded in the results of operations in the period in which they become known, along with provisions for estimated losses incurred during that period. There have been no changes in accounting policies or methodology related to the allowance calculation from the prior period.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

Trust Assets
The Bank had approximately $1.03 billion of assets under management at December 31, 2010 and 2009 in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements since they are not owned by the Bank. Trust income primarily consists of management fees based on the assets under management.

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

Based on our review of rates at December 31, 2010, separate discount rates were chosen for each type of benefit plan for the measurement of benefit obligations to better represent the actual plans. Discount rates as of December 31, 2010 were 5.35% for the defined benefit plan, 4.85% for the postretirement plan and 5.25% for the supplemental executive retirement benefit plan. As of December 31, 2009, the discount rates were 5.85% for the defined benefit plan, 5.50% for the postretirement plan and 5.75% for the supplemental executive retirement benefit plan. The expected long-term rate of return on the pension plan assets was 7.50% and 7.75% for December 31, 2010 and 2009, respectively. Under the provisions in FASB ASC 715, Compensation – Retirement Benefits, changes in the fair value of plan assets and the benefit obligation are recognized, net of tax, as an adjustment to other comprehensive income.

Stock-Based Compensation
The Company accounts for stock option and restricted stock awards in accordance with FASB ASC 718, Compensation – Stock Compensation. Pursuant to this guidance, the fair value of stock option and restricted stock awards, measured at grant date, is amortized to compensation expense on a straight-line basis over the vesting period.

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

Merger Related Charges
The Company accounts for acquisitions in accordance with FASB ASC 805, Business Combinations. Costs that do not meet the conditions for inclusion in the allocation of acquisition cost, costs for contemplated acquisitions and recurring costs related to prior acquisitions are expensed as incurred and are reported in non-interest expense as Merger Related Charges. These charges consist primarily of consulting, legal, system conversion, printing and advertising costs associated with acquired companies, acquisition targets and potential acquisition targets. Additionally, merger related charges in 2010 include costs associated with the impending acquisition of the Company by First Niagara Financial Group, Inc. (“First Niagara”), primarily consisting of legal, investment banking and compensation expenses.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in capital that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income for the years ended December 31, 2010, 2009 and 2008 in the Consolidated Statement of Changes in Stockholders’ Equity. The components of comprehensive income are presented in Note 18 of the Notes to Consolidated Financial Statements.

Segment Reporting
The Company’s only business segment is Community Banking. During the years ended 2010, 2009 and 2008 this segment represented all the revenues and income of the consolidated group and therefore, is the only reported segment as defined by FASB ASC 820, Segment Reporting.

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

Earnings per share for the years ended December 31, 2010, 2009 and 2008, can be found in Note 19 of the Notes to Consolidated Financial Statements.

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

The Merger Agreement has been unanimously approved by the board of directors of each of the Company and First Niagara. The merger was approved by the Company’s shareholders at a special meeting of shareholders held on December 20, 2010. Subject to regulatory approvals and other customary closing conditions, the parties anticipate completing the merger early in the second quarter of 2011.

First Niagara is a Delaware corporation that provides a wide range of retail and commercial banking as well as other financial services. As of December 31, 2010, First Niagara had approximately $21.1 billion of assets, $13.1 billion in deposits and 257 branch locations across Upstate New York and Pennsylvania.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

3.	Changes in Accounting Principles and Effects of New Accounting Pronouncements

Receivables (Topic 310)

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of disclosures about troubled debt restructurings in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The effective date for the troubled debt restructuring disclosures will be aligned with the effective date for new guidance for determining what constitutes a troubled debt restructuring. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of ASU No. 2011-01 will not have a material impact on the financial statements as it impacts disclosures only.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The statement is intended to improve the transparency of financial reporting by requiring enhanced disclosures about a bank’s allowance for loan losses and the credit quality of its financing receivables (generally defined as loans and leases). The primary goal of the disclosure requirements is to provide more information about the credit risk in a bank’s portfolio of loans and how that risk is analyzed and assessed in arriving at the allowance for loan loss. The guidance is effective for public entities for annual and interim reporting periods ending on or after December 15, 2010. The adoption of ASU No. 2010-06 on December 31, 2010 did not have a material impact on the financial statements as it only impacted disclosures.

Business Combinations (Topic 805)

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of this update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting only. This update also expands supplemental pro forma disclosures under Topic 805. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU No. 2010-29 will not have an impact on the financial statements as it affects disclosures only and will apply prospectively to future business combinations.

Intangibles – Goodwill and Other (Topic 350)

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this update is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this update modify Step 1 of the goodwill impairment test for reporting with zero or negative carrying amounts. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s reporting unit for goodwill impairment testing is greater than zero, therefore, ASU No. 2010-28 will not apply and there will be no impact on the financial statements.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

4. Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at December 31, 2010 and 2009 are as follows:
	December 31, 2010					December 31, 2009

		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(In thousands)	cost	gains	losses	value	cost	gains	losses	value

Available for sale
U.S. Treasury obligations	$-	$-	$-	$-	$597	$-	$-	$597
U.S. Government sponsored
enterprise obligations	476,552	4,620	(3,270)	477,902	198,692	1,621	(583)	199,730
Corporate obligations	8,098	587	-	8,685	8,139	378	-	8,517
Other bonds and obligations	15,141	139	(1,616)	13,664	14,625	127	(1,518)	13,234
Auction rate certificates	-	-	-	-	27,550	-	(2,755)	24,795
Marketable equity securities	8,096	45	-	8,141	8,567	216	-	8,783
Trust preferred equity securities	47,609	23	(12,311)	35,321	48,754	-	(15,458)	33,296
Private label residential mortgage-backed securities	19,634	8	(1,184)	18,458	23,871	-	(3,015)	20,856
Residential mortgage-backed securities	1,941,276	58,559	(10,123)	1,989,712	1,951,297	68,393	(1,643)	2,018,047

Total available for sale	2,516,406	63,981	(28,504)	2,551,883	2,282,092	70,735	(24,972)	2,327,855

Held to maturity
Residential mortgage-backed securities	267,482	9,191	(48)	276,625	230,596	11,360	-	241,956
Other bonds	8,390	256	-	8,646	10,170	243	(38)	10,375

Total held to maturity	275,872	9,447	(48)	285,271	240,766	11,603	(38)	252,331

Total securities	$2,792,278	$73,428	$(28,552)	$2,837,154	$2,522,858	$82,338	$(25,010)	$2,580,186

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

During the three months ended December 31, 2010, September 30, 2010 and June 30, 2010, a pooled trust preferred security, which had a previous credit related impairment charge during 2009, was deemed to have additional credit related OTTI loss in the amounts of $250,000, $378,000 and $552,000, respectively. These credit related impairments were based on further declines in expected cash flows and were reclassified from other comprehensive income as they were previously recognized as non-credit related. Management utilizes nine cash flow scenarios received quarterly from the underwriter to analyze this security for potential OTTI. The nine scenarios cover various default rates, recovery rates and prepayment options over different time periods. Two of the nine cash flow analyses continue to indicate impairment over the life of the security, the driver of which is the recovery rate, modeled at 0%. Past history of the security indicates that there have not been any recoveries to date from securities that have defaulted. Based on these factors, management recorded a credit related impairment totaling $1.2 million during 2010. The credit impairments represent the average loss of the two negative cash flow analyses at each period. At December 31, 2010, the pooled trust preferred security had an amortized cost and fair value of approximately $247,000 and $221,000, respectively. There is no intent to sell nor is it more likely than not that the Company will be required to sell this security.

The following tables present the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous loss position for more than one year as of December 31, 2010 and December 31, 2009. Of the securities summarized, 64 issues have unrealized losses for less than twelve months and 30 have unrealized losses for twelve months or more at December 31, 2010. This compares to a total of 72 issues that had an unrealized loss at December 31, 2009, of which 28 were in a continuous loss position for less than one year and 44 had unrealized losses for more than one year.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

	December 31, 2010

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$145,594	$3,264	$1,513	$6	$147,107	$3,270
Corporate obligations	-	-	-	-	-	-
Other bonds and obligations	3,520	215	6,675	1,401	10,195	1,616
Auction rate certificates	-	-	-	-	-	-
Marketable equity securities	-	-	-	-	-	-
Trust preferred equity securities	-	-	32,798	12,311	32,798	12,311
Private label residential mortgage-backed securities	629	56	16,279	1,128	16,908	1,184
Residential mortgage-backed securities	455,243	10,171	-	-	455,243	10,171

Total securities with unrealized losses	$604,986	$13,706	$57,265	$14,846	$662,251	$28,552

	December 31, 2009

	Less Than One Year		More Than One Year		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	value	losses	value	losses	value	losses

U. S. Government sponsored enterprise obligations	$83,108	$542	$3,774	$41	$86,882	$583
Corporate obligations	-	-	-	-	-	-
Other bonds and obligations	7,500	1,556	-	-	7,500	1,556
Auction rate certificates	-	-	24,795	2,755	24,795	2,755
Marketable equity securities	-	-	-	-	-	-
Trust preferred equity securities	249	1,160	33,047	14,298	33,296	15,458
Private label residential mortgage-backed securities	-	-	20,856	3,015	20,856	3,015
Residential mortgage-backed securities	246,600	1,643	-	-	246,600	1,643

Total securities with unrealized losses	$337,457	$4,901	$82,472	$20,109	$419,929	$25,010

Management believes that no individual unrealized loss as of December 31, 2010 represents an other-than-temporary impairment, based on its detailed monthly review of the securities portfolio. Among other things, the other-than-temporary impairment review of the investment securities portfolio focuses on the combined factors of percentage and length of time by which an issue is below book value as well as consideration of issuer specific (present value of cash flows expected to be collected, issuer rating changes and trends, credit worthiness and review of underlying collateral), broad market details and the Company’s intent to sell the security or if it is more likely than not that the Company will be required to sell the debt security before recovering its cost. The Company also considers whether the depreciation is due to interest rates or credit risk. The following paragraphs outline the Company’s position related to unrealized losses in its investment securities portfolio at December 31, 2010.

The unrealized losses reported on residential mortgage-backed securities relate to securities issued by FNMA and FHLMC due to changes in market interest rates since the date purchased. The unrealized loss on private label residential mortgage-backed securities is primarily concentrated in one BBB rated private-label mortgage-backed security which is substantially paid down, well seasoned and of an earlier vintage that has not been significantly affected by high delinquency levels or vulnerable to lower collateral coverage as seen in later issued pools. Widening in non-agency mortgage spreads since the date purchased is the primary factor for the unrealized losses reported on private label residential mortgage-backed securities. None of the securities are backed by subprime mortgage loans and none have suffered losses. Other than the BBB rated security, there is one security rated AA and the remaining securities are AAA rated. Management reviewed the above factors and issuer specific data and concluded that the private-label mortgage-backed securities are not other-than-temporarily impaired.

The unrealized loss on other bonds and obligations primarily relates to a position in an adjustable rate mortgage mutual fund. During 2009, the Company recorded an OTTI loss of $816,000 on this adjustable rate mortgage mutual fund due to a decrease in the credit quality of the security coupled with a loss recognized by the fund. As of December 31, 2010, the investment carries a market value to book value ratio of 82.66%, a weighted average underlying investment credit rating of AAA and it continues to pay normal monthly dividends. There is no intent to sell nor is it more likely than not that the Company will be required to sell this security and management has therefore concluded that the fund experienced no further OTTI in the twelve months ended December 31, 2010.

Trust preferred securities include two pooled trust preferreds with an amortized cost of $4.9 million, one of which is rated BB and the other is rated CC at December 31, 2010. During 2009, the Company recorded a credit related impairment of $581,000 on the CC rated pooled trust preferred security based on a cash flow analysis and subsequent credit related impairments of $1.2 million during the twelve months ended December 31, 2010 as discussed above. The remaining $42.7 million of trust preferred securities are comprised of twelve “individual names” issues with the following ratings: $15.6 million rated A to A-, $25.6 million rated BBB- to

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

BBB+ and $1.5 million rated BB. The unrealized losses reported for trust preferred securities relate to the financial and liquidity stresses in the fixed income markets and in the banking sector and are not reflective of individual stresses in the individual company names. The ratings on all of the issues with the exception of the CC rated pooled security have improved or remained the same since December 31, 2009. Additionally, there have not been any disruptions in the cash flows of these securities and all are currently paying the contractual principal and interest payments. A detailed review of the two pooled trust preferreds and the “individual names” trust preferred equity securities was completed by management. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management reviewed the above factors and issuer specific data and concluded that after the OTTI loss recorded on the CC rated pooled trust preferred security, these securities are not other-than-temporarily impaired.

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

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,

(In thousands)	2010	2009

Balance, beginning of period	$1,397	$-
Additions:
Initial credit impairments which were not previously recognized
as a component of earnings	-	1,207
Subsequent credit impairments	1,180	190
Reductions:
Securities sold	-	-

Balance, end of period	$2,577	$1,397

As of December 31, 2010, the amortized cost and fair values of debt securities and short-term obligations, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

(In thousands)	Amortized cost	Fair value	Amortized cost	Fair value

December 31, 2010
Due in one year or less	$27,727	$26,528	$2,205	$2,236
Due after one year through five years	96,927	99,476	5,185	5,410
Due after five years through ten years	372,678	371,794	-	-
Due after ten years	50,068	37,775	1,000	1,000

Mortgage-backed securities	1,960,910	2,008,170	267,482	276,625

Total debt securities	$2,508,310	$2,543,743	$275,872	$285,271

Securities with a fair value of approximately $944.5 and $673.8 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, repurchase agreements and FHLB borrowings.

Proceeds from sales of available for sale securities for the years ending December 31, 2010, 2009 and 2008 were $55.0 million, $169.5 million and $286.3 million, respectively. The following is a summary of realized gains and losses on sales of securities available for sale during the periods presented:

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

	Debt Securities			Equity Securities

	Year Ended December 31,			Year Ended December 31,

(In thousands)	2010	2009	2008	2010	2009	2008

Realized gains	$2,139	$7,367	$5,814	$200	$-	$27
Realized losses	-	(53)	(20)	-	-	(1,297)

5.	Loans

The composition of the Company’s loan portfolio, by segment, was as follows:

	December 31,

(In thousands)	2010	2009

Residential real estate	$2,535,060	$2,396,303
Commercial real estate	1,250,992	1,100,880
Commercial construction	110,486	132,370
Commercial and industrial	396,760	409,312
Commercial finance	113,739	1,899
Consumer	684,179	721,281

Total loans	5,091,216	4,762,045
Allowance for loan losses	(55,223)	(52,463)

Total loans, net	$5,035,993	$4,709,582

As of December 31, 2010 and 2009, the Company’s residential real estate loan portfolio segment and the majority of the consumer loan portfolio segment, which consists of home equity loans and equity lines of credit are collateralized by one-to-four family homes and condominiums, the majority of which are located in Connecticut and Massachusetts. The commercial real estate loan and commercial construction portfolio segments are collateralized primarily by multi-family, commercial and industrial properties located predominately in Connecticut and Massachusetts. A variety of different assets, including accounts receivable, inventory and property, plant and equipment, collateralize the majority of the commercial and industrial and commercial finance loan portfolio segments. The Company does not originate or directly invest in subprime loans.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Loan Delinquencies

The following table provides an age analysis of delinquent loans for the periods presented. Loans that are 90 days or more past due are on nonaccrual status. The Company does not have any loans that are delinquent 90 days or more and still accruing interest.

	At December 31, 2010

	30-59 Days Past	60-89 Days Past	90 days or more
(Dollars in thousands)	Due	Due	Past due	Total Past Due	Principal Balance

Residential real estate (one-to-four-family)	$7,559	$5,660	$46,633	$59,852	$2,535,060
Commercial real estate	743	893	18,803	20,439	1,250,992
Commercial construction
Commercial real estate construction	-	-	-	-	86,863
Residential development	-	-	2,398	2,398	23,623

Total commercial construction loans	-	-	2,398	2,398	110,486

Commercial and industrial	1,921	192	4,158	6,271	396,760
Commercial finance	-	-	-	-	113,739
Consumer
Home equity loans and home equity lines	1,448	500	2,846	4,794	672,337
Other consumer	182	126	45	353	11,842

Total consumer	1,630	626	2,891	5,147	684,179

Total	$11,853	$7,371	$74,883	$94,107	$5,091,216

	At December 31, 2009

	30-59 Days Past	60-89 Days Past	90 days or more
(Dollars in thousands)	Due	Due	Past due	Total Past Due	Principal Balance

Residential real estate (one-to-four-family)	$12,065	$3,859	$31,140	$47,064	$2,396,303
Commercial real estate	1,181	-	6,136	7,317	1,100,880
Commercial construction
Commercial real estate construction	-	1,309	-	1,309	103,119
Residential development	-	-	2,459	2,459	29,251

Total commercial construction loans	-	1,309	2,459	3,768	132,370

Commercial and industrial	1,104	63	8,497	9,664	409,312
Commercial finance	-	-	-	-	1,899
Consumer
Home equity loans and home equity lines	2,109	570	2,187	4,866	705,673
Other consumer	316	144	88	548	15,608

Total consumer	2,425	714	2,275	5,414	721,281

Total	$16,775	$5,945	$50,507	$73,227	$4,762,045

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Allowance for Loan Losses
The following table provides a summary of activity in the allowance for loan losses for the periods presented:

	Year Ended December 31,

(In thousands)	2010	2009	2008

Balance at beginning of period	$52,463	$49,911	$43,813
Provisions charged to operations	17,000	18,000	13,400
Charge-offs
Residential real estate	4,516	3,368	611
Commercial real estate	4,235	3,101	926
Commercial construction	1,453	3,102	4,213
Commercial and industrial	4,403	6,547	1,973
Commercial finance	-	-	-
Consumer	1,168	1,156	1,090

Total charge-offs	15,775	17,274	8,813

Recoveries
Residential real estate	29	175	13
Commercial real estate	-	560	275
Commercial construction	38	-	-
Commercial and industrial	1,242	859	1,090
Commercial finance	-	-	-
Consumer	226	232	133

Total recoveries	1,535	1,826	1,511

Net charge-offs	14,240	15,448	7,302

Balance at end of period	$55,223	$52,463	$49,911

The tables below outline the components of the allocation of the allowance for loan losses by portfolio segment:

Loans individually evaluated for impairment:	At December 31, 2010

		Reserve
(Dollars in thousands)	Principal Balance	Allocation

Residential real estate	$46,633	$1,682
Commercial real estate	18,506	1,509
Commercial construction	2,398	172
Commercial and industrial	2,848	133
Commercial finance	-	-
Consumer	2,891	355

Total	$73,276	$3,851

Loans collectively evaluated for impairment:

Residential real estate	$2,488,427	$12,865
Commercial real estate	1,232,486	17,731
Commercial construction	108,089	3,195
Commercial and industrial	393,911	10,724
Commercial finance	113,739	1,137
Consumer	681,288	3,061

Total	$5,017,940	$48,713

Unallocated	-	2,659

Total	$5,091,216	$55,223

The Company does not have any loans acquired with deteriorated credit quality.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Nonperforming Assets
Nonperforming assets include loans for which the Company does not accrue interest (nonaccrual loans), loans 90 days past due and still accruing interest, restructured loans due to a weakening in the financial condition of the borrower and other real estate owned. There were no accruing loans included in the Company’s nonperforming assets as of December 31, 2010 and 2009. As of December 31, 2010 and 2009, nonperforming assets were:

	At December 31,

(Dollars in thousands)	2010	2009

Nonaccrual loans

Residential (one- to four-family)	$46,633	$31,140
Commercial real estate	18,803	6,136
Commercial construction:
Commercial real estate construction	-	-
Residential development	2,398	2,459

Total commercial construction	2,398	2,459

Commercial and industrial	4,158	8,497
Commercial finance	-	-
Consumer:
Home equity loans and equity lines of credit	2,846	2,187
Other consumer	45	88

Total consumer	2,891	2,275

Total nonaccruing loans	74,883	50,507
Real estate owned	3,541	3,705
Total nonperforming assets	$78,424	$54,212

Troubled debt restructured loans included in nonaccrual loans above	$15,370	$3,294

For the years ended December 31, 2010, 2009 and 2008, had interest been accrued at contractual rates on nonaccrual and restructured loans, such income would have approximated $3.4 million, $2.8 million and $1.6 million, respectively. As of December 31, 2010, 2009 and 2008, no significant additional funds were committed to customers whose loans have been restructured or were nonperforming.

Impaired Loans
As of December 31, 2010, 2009 and 2008, the recorded investment in loans considered to be impaired was $73.3 million, $47.2 million and $22.9 million, respectively. The average recorded investment in impaired loans for the years ended December 31, 2010, 2009 and 2008 was $64.9 million, $47.6 million and $17.3 million, respectively. Interest income recognized on impaired loans was approximately $740,000, $569,000 and $786,000 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there were no commitments to lend additional funds for loans considered impaired.

The tables below state the recorded investment for impaired loans for which there is a specific related allowance for loan losses and loans for which there is no related allowance for loan losses as of December 31, 2010. Any impaired loan for which no specific valuation allowance was necessary at December 31, 2010 is the result of either sufficient cash flow or sufficient collateral coverage, or previous charge off amount that reduced the book value of the loan to an amount equal to or below the fair value of the collateral.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Impaired loans for which there is a specific related allowance for loan losses:	At December 31, 2010

		Unpaid
	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance

Residential real estate	$19,360	$22,482	$1,682
Commercial real estate	5,212	5,212	1,509
Commercial construction:
Commercial real estate construction	-	-	-
Residential development	2,128	2,628	172
Commercial and industrial	791	791	133
Commercial finance	-	-	-
Consumer
Home equity loans and lines of credit	1,338	1,398	337
Other consumer	32	32	18

Total	$28,861	$32,543	$3,851

Impaired loans for which there is no related allowance for loan losses:

Residential real estate	$27,273	$27,955	$-
Commercial real estate	13,294	16,848	-
Commercial construction:
Commercial real estate construction	-	-	-
Residential development	270	270	-
Commercial and industrial	2,057	2,691	-
Commercial finance	-	-	-
Consumer
Home equity	1,508	1,508	-
Other consumer	13	13	-

Total	$44,415	$49,285	$-

Total impaired loans	$73,276	$81,828	$3,851

Impaired loans are measured based on either collateral values supported by appraisals, observed market prices or where potential losses have been identified and reserved accordingly.

Credit Quality
An internal risk rating system is used to monitor and evaluate the credit risk inherent in the commercial real estate, commercial construction, commercial and industrial and commercial finance loan portfolios. Under our internal risk rating system, we currently identify criticized loans as “special mention,” “substandard,” “doubtful” or “loss”. We use a numerical rating system of 6.0 through 9.0 which align with the federal regulatory risk rating definitions of special mention, substandard, doubtful and loss, respectively. Additionally, the Company has risk rating categories of 1.0 through 5.0 that fall into the federal regulatory risk rating of “pass”. A risk rating of 1.0 is assigned to those loans that are fully secured, while a loan that is rated 5.0 represents moderate risk.

On a quarterly basis, a Criticized Asset Committee composed of senior officers meet to review Criticized Asset Reports on commercial real estate, commercial construction, commercial and industrial and commercial finance loans that are risk rated special mention, substandard, or doubtful. The reports and the committee focus on the current status, strategy, financial data, and appropriate risk rating of the criticized loan. The risk ratings are subject to change based on the committee’s review and approval. In addition to the internal review, semi-annually, the Bank engages a third party to conduct a review of the commercial, commercial real estate and commercial construction loan portfolios. The primary purpose of the third party review is to evaluate the loan portfolio with respect to the risk rating profiles. Rating differences between the third party review and the internal review are discussed and rating classifications are adjusted accordingly.

The table below outlines commercial real estate, commercial real estate construction, residential development, commercial and industrial and commercial finance loans by risk rating:

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

	At December 31, 2010

		Commercial	Residential
	Commercial	Real Estate	Development		Commercial
(Dollars in thousands)	Real Estate	Construction	Construction	Commercial	Finance	Total Loans

Pass	$1,146,524	$75,545	$3,617	$358,281	$83,290	$1,667,257
Special Mention	64,077	11,318	968	23,779	30,449	130,591
Substandard	39,891	-	19,038	14,553	-	73,482
Doubtful	500	-	-	147	-	647

Total	$1,250,992	$86,863	$23,623	$396,760	$113,739	$1,871,977

Within the residential, home equity loan and equity line and other consumer loan portfolios, management uses an early warning technique to more closely monitor credit deterioration and potential nonperforming loans. The Company uses the latest available FICO score ranges (rescored quarterly) as an indicator of the credit quality of the borrower. The Company considers loans with a FICO score less than 620 to be higher-risk. Once identified, the higher-risk loans are then reviewed by the Special Assets Department to determine what, if any, action should be taken to mitigate possible loss exposure.

The table below displays our residential real estate, home equity loans and equity lines of credit and other consumer loans by the FICO scores:

	At December 31, 2010

		Home equity loans
	Residential real	and equity lines of	Other consumer
(Dollars in thousands)	estate	credit	loans	Total loans

FICO Range:
< 600	$113,746	$29,785	$2,173	$145,704
600-619	24,827	8,332	286	33,445
620-639	32,199	12,430	696	45,325
640-659	44,584	16,081	336	61,001
660-679	60,524	18,054	450	79,028
680-699	117,849	35,866	985	154,700
700-719	164,087	47,737	1,143	212,967
720-739	191,633	55,443	822	247,898
740-759	287,072	69,757	824	357,653
760-779	433,792	93,942	1,088	528,822
780-799	550,746	130,306	907	681,959
> 800	473,069	151,742	1,385	626,196
no score	6,577	505	259	7,341

Total	$2,500,705	$669,980	11,354	$3,182,039

The table above excludes net unamortized loan origination costs and fees and residential construction loans.

Loan Servicing Rights

The components of loan servicing rights are as follows:
	Year Ended December 31,

(In thousands)	2010	2009	2008

Loan servicing rights
Balance at beginning of year	$2,063	$3,001	$3,776
Additions	194	295	392
Amortization	(651)	(711)	(767)
Impairment adjustment	-	(522)	(400)

Balance at end of period	$1,606	$2,063	$3,001

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The fair value of the capitalized loan servicing rights is approximately $640,000 and $550,000 greater than its carrying value at December 31, 2010 and 2009, respectively. The Company services residential real estate mortgage loans that it has sold without recourse to third parties. Although the Company continues to have a portfolio of serviced residential real estate loans, NewAlliance began selling the majority of residential real estate loans in the secondary market on a servicing released basis in 2007. The Company is also involved in the SBA loan secondary market. The Company currently sells the guaranteed portion of SBA loans that meet certain criteria while retaining the servicing rights. The aggregate of all loans serviced for others approximates $281.6 and $319.6 million as of December 31, 2010 and 2009, respectively.

Related Party Loans
As of December 31, 2010 and 2009, outstanding loans to related parties totaled approximately $89,000 and $91,000, respectively. Related parties include directors and executive officers of the Company and its subsidiaries and their respective affiliates in which they have a controlling interest, immediate family members and owners of 10% or more of the Company’s stock. For the years ended December 31, 2010 and 2009, all related party loans were performing.

6. Premises and Equipment

As of December 31, 2010 and 2009, premises and equipment consisted of:
	December 31,

(In thousands)	2010	2009

Land and land improvements	$7,165	$7,165
Buildings	75,034	73,265
Furniture and equipment	58,101	51,920
Leasehold improvements	15,794	14,791

	156,094	147,141
Less accumulated depreciation and amortization	(96,363)	(90,058)

Premises and equipment, net	$59,731	$57,083

Total depreciation and amortization expenses amounted to $6.4 million, $6.3 million and $6.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

7.   Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets for the years ended December 31, 2010 and 2009 are summarized as follows:

		Total Identifiable
		Intangible
(In thousands)	Goodwill	Assets

Balance, December 31, 2008	$527,167	$43,860

Amortization expense	-	(8,501)

Balance, December 31, 2009	$527,167	$35,359

Amortization expense	-	(7,811)

Balance, December 31, 2010	$527,167	$27,548

Estimated amortization expense for the year ending:
2011		7,556
2012		7,556
2013		7,461
2014		3,617
2015		982
Thereafter		376

There were no impairments recorded for goodwill and identifiable intangible assets since inception.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The components of identifiable intangible assets are core deposit and customer relationships and had the following balances at December 31, 2010:

	Original		Balance
	Recorded	Cumulative	December 31,
(In thousands)	Amount	Amortization	2010

Core deposit and customer relationships	$86,908	$59,360	$27,548

8. Other Assets

Components of other assets are as follows:
		December 31,

(In thousands)		2010	2009

Deferred tax asset, net		$22,044	$14,078
Accrued interest receivable		32,028	33,078
Investments in limited partnerships and other investments		11,328	8,003
Receivables arising from securities transactions		14,673	14,165
Prepaid FDIC assessments		19,091	26,001
All other		16,173	18,616

Total other assets		$115,337	$113,941

9. Deposits

A summary of deposits by account type is as follows:
		December 31,

(In thousands)		2010	2009

Savings		$1,679,821	$1,817,787
Money market		1,019,592	790,453
NOW		408,432	400,176
Demand		617,039	534,180
Time		1,514,491	1,481,446

Total deposits		$5,239,375	$5,024,042

A summary of time deposits by remaining period to maturity is as follows:
		December 31,

(In thousands)		2010	2009

Within three months		$195,851	$520,129
After three months, but within one year		624,386	541,770
After one year, but within three years		476,424	322,081
After three years		217,830	97,466

Total time deposits		$1,514,491	$1,481,446

As of December 31, 2010 and 2009 time deposits in denominations of $100,000 or more were approximately $556.7 and $478.1 million, respectively. Interest expense paid on these deposits was approximately $10.0 million, $14.2 million and $19.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

10. Borrowings

The following is a summary of the Company’s borrowed funds:

	December 31,	Weighted	December 31,	Weighted
(In thousands)	2010	Average Rate	2009	Average Rate

FHLB advances (1)	$2,113,813	2.64%	$1,755,533	4.15%
Repurchase agreements	106,629	1.29	112,095	2.55
Mortgage loans payable	1,001	4.28	1,165	4.66
Junior subordinated debentures issued to affiliated trusts (2)	21,135	3.92	21,135	3.88

Total borrowings	$2,242,579	2.59%	$1,889,928	4.05%

(1)	Includes fair value adjustments on acquired borrowings, in accordance with purchase accounting standards of $1.9 million and $3.1 million at December 31, 2010 and December 31, 2009, respectively.

(2)	The trusts were organized to facilitate the issuance of “trust preferred” securities. The Company acquired these subsidiaries when it acquired Alliance Bancorp of New England, Inc. and Westbank Corporation, Inc. The affiliated trusts are wholly-owned subsidiaries of the Company and the payments of these securities are irrevocably and unconditionally guaranteed by the Company.

The acquisition fair value adjustments (premiums) are being amortized as an adjustment to interest expense on borrowings over their remaining term using the level yield method.

The following schedule presents the contractual maturities of the Company’s borrowings as of December 31, 2010:

(In thousands)	2011	2012	2013	2014	2015	2016 +	Total

FHLB advances (1)	$615,417	$513,311	$519,994	$171,896	$58,131	$233,185	$2,111,934
Repurchase agreements	81,629	25,000	-	-	-	-	106,629
Mortgage loans payable	-	-	1,001	-	-	-	1,001
Junior subordinated debentures issued to affiliated trusts	-	-	-	-	-	21,135	21,135

Total borrowings	$697,046	$538,311	$520,995	$171,896	$58,131	$254,320	$2,240,699

(1) Balances are contractual maturities and exclude $1.9 million in fair value adjustments on acquired balances.

FHLB advances are secured by the Company’s investment in FHLB Boston stock, a blanket security agreement and other eligible investment securities. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans. Investment securities currently maintained as collateral are all U.S. Agency hybrid adjustable rate mortgage-backed securities. At December 31, 2010 and 2009, the Bank was in compliance with the FHLB collateral requirements. At December 31, 2010, the Company could borrow immediately an additional $188.9 million from the FHLB, inclusive of a line of credit of approximately $20.0 million. Additional borrowing capacity of approximately $1.51 billion would be readily available by pledging additional eligible securities as collateral. At December 31, 2010, all of the Company’s $2.11 billion outstanding FHLB advances were at fixed rates ranging from .31% to 8.17%, which includes $300.0 million with original maturity dates of one year or less. The weighted average rate for all FHLB advances at December 31, 2010 was 2.69%. The Company also has borrowing capacity at the FRB’s discount window, which was approximately $90.1 million as of December 31, 2010, all of which was available on that date. Repurchase agreements with commercial or municipal customers or dealer/brokers are secured by the Company’s investment in specific issues of agency mortgage-backed securities and agency obligations in the amount of $118.6 million and $41.5 million, respectively, as of December 31, 2010. Repurchase agreement lines of credit with four large broker-dealers totaled $200.0 million at December 31, 2010, with $175.0 million available.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The following table sets forth changes in the benefit obligation, changes in Plan assets and the funded status of the Plans for the periods ended December 31, 2010 and 2009. The table also provides a reconciliation of the Plan’s funded status and the amounts recognized in the Company’s consolidated balance sheets.

			Supplemental
			Executive		Other Post retirement
	Qualified Pensions		Retirement Plans		Benefits

(In thousands)	2010	2009	2010	2009	2010	2009

Change in benefit obligation
Projected benefit obligation at beginning of year	$103,029	$96,108	$12,347	$12,628	$6,036	$5,965
Service cost	3,412	3,235	597	440	246	219
Interest cost	5,886	5,721	667	772	321	357
Plan participant contributions	-	-	-	-	330	320
Plan amendments	-	-	-	-	-	-
Actuarial loss (gain)	5,113	2,559	2,288	2,201	(940)	(210)
Benefits paid	(4,847)	(4,594)	(3,340)	(3,694)	(594)	(615)

Projected benefit obligation at end of year	112,593	103,029	12,559	12,347	5,399	6,036

Change in plan assets
Fair value of plan assets at beginning of year	92,522	76,935	-	-	-	-
Actual return on plan assets	10,733	20,181	-	-	-	-
Employer contributions	-	-	3,340	3,694	264	295
Plan participant contributions	-	-	-	-	330	320
Benefits paid and administrative expenses	(4,847)	(4,594)	(3,340)	(3,694)	(594)	(615)

Fair value of plan assets at end of year	98,408	92,522	-	-	-	-

Funded status at measurement date and net amount
recognized in Company’s consolidated balance sheets	$(14,185)	$(10,507)	$(12,559)	$(12,347)	$(5,399)	$(6,036)

Accumulated benefit obligation	$103,411	$94,880	$(9,476)	$(9,860)	$(5,399)	$(6,036)

The following table presents the amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost as of December 31, 2010 and 2009.

			Supplemental Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

(In thousands)	2010	2009	2010	2009	2010	2009

Transition obligation	$-	$-	$-	$-	$-	$33
Prior service cost	273	308	29	33	-	-
Actuarial loss (gain)	15,379	15,471	176	12	(1,261)	(758)

Unrecognized components of net periodic benefit cost in
accumulated other comprehensive income, net of tax	$15,652	$15,779	$205	$45	$(1,261)	$(725)

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The components of net periodic pension cost for the periods indicated were as follows (in thousands):

	Year Ended December 31,

Qualified pension	2010	2009	2008

Service cost - benefits earned during the period	$3,412	$3,235	$3,150
Interest cost on projected benefit obligation	5,886	5,721	5,451
Expected return on plan assets	(6,772)	(6,965)	(7,191)
Amortization and deferral	54	53	51
Recognized net loss	1,295	816	-

Net periodic pension cost	$3,875	$2,860	$1,461

Supplemental retirement plans

Service cost - benefits earned during the period	$597	$440	$538
Interest cost on projected benefit obligation	667	772	706
Amortization and deferral	7	7	7
Recognized net loss	2,033	2,143	213

Net periodic benefit cost	$3,304	$3,362	$1,464

Other postretirement benefits

Service cost - benefits earned during the period	$246	$219	$196
Interest cost on projected benefit obligation	321	357	372
Amortization and deferral	52	52	52
Recognized net gain	(160)	(172)	(80)

Net periodic benefit cost	$459	$456	$540

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

		Supplemental
		Executive	Other
	Qualified	Retirement	Postretirement
(In thousands)	Pension	Plans	Benefits

Transition obligation	$-	$-	$-
Prior service cost	54	7	-
Actuarial loss (gain)	2,013	8	(215)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

			Other
	Qualified	Nonqualified	Postretirement
(In thousands)	Pensions	Pensions	Benefits

2011	5,091	697	318
2012	5,299	1,353	315
2013	5,615	1,545	319
2014	5,938	871	338
2015	6,240	897	368
2016 - 2019	36,939	7,323	2,167

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Significant actuarial assumptions used to determine the actuarial present value of the projected obligation were as follows:

			Supplemental Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

	2010	2009	2010	2009	2010	2009

Discount rate	5.35%	5.85%	5.25%	5.75%	4.85%	5.50%
Rate of compensation increase	3.50	3.50	3.50	3.50	n/a	n/a

Significant actuarial assumptions used to determine the net periodic benefit cost were as follows:

			Supplemental Executive		Other Postretirement
	Qualified Pension		Retirement Plans		Benefits

	2010	2009	2010	2009	2010	2009

Discount rate	5.85%	6.10%	5.25%	5.75%	5.50%	6.25%
Expected return on plan assets	7.75	7.75	n/a	n/a	n/a	n/a
Rate of compensation increase	3.50	3.50	3.50	3.50	n/a	n/a

Assumed health care cost trend rates at December 31,

	2010	2009

Health care cost trend rate assumed for next year	10.00%	10.00%
Rate that the cost trend rate gradually declines to	5.00	5.00
Year that the rate reaches the rate it is assumed to remain at	2020	2019

Effect of one percentage change in assumed health care cost trend rates in 2010

	1% Increase	1% Decrease

Effect on total service and interest components	$41,939	$(36,213)
Effect on postretirement benefit obligation	291,836	(256,787)

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

	Actual percentage of fair value
			Allocation
Asset Class	2010	2009	Range

Equity securities	67.1%	70.3%	49 - 78%
Debt securities	27.2	27.1	25 - 40
Cash	5.7	2.6	0 - 5

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

Plan Contributions
The Company plans to contribute $697,000 to the SERP and $318,000 to its other postretirement plan in 2011. The Company does not expect to contribute to the defined benefit pension plan in 2011.

Plan Assets
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

The fair value of the Company’s pension plan assets at December 31, 2010 and 2009 by asset category are listed in the tables below.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

		December 31, 2010

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash and Cash equivalents	$5,621	$5,621	$-	$-
Equity Securities			-	-
U.S. Companies	23,391	23,391	-	-
International Companies	2,338	2,338	-	-
Mutual Funds
Equity Mutual Funds	29,248	29,248	-	-
Fixed Income Mutual Funds	11,151	-	11,151	-
Interests in Collective Trusts				-
Equity Investments	11,054	-	11,054	-
Fixed Income Investments	2,440	-	2,440	-
Real Estate Investments	278	-	278	-
US Government and State Agency Obligations	4,839	3,485	1,354	-
Corporate Bonds	7,470	-	7,470	-
Annuities	578	-	578	-

Total Investments	$98,408	$64,083	$34,325	$-

		December 31, 2009

		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash and Cash equivalents	$2,436	$2,436	$-	$-
Equity Securities			-	-
U.S. Companies	21,760	21,760	-	-
International Companies	1,842	1,842	-	-
Mutual Funds
Equity Mutual Funds	24,635	24,635	-	-
Fixed Income Mutual Funds	9,373	-	9,373	-
Interests in Collective Trusts				-
Equity Investments	16,789	-	16,789	-
Fixed Income Investments	962	-	962	-
Real Estate Investments	230	-	230	-
US Government and State Agency Obligations	3,057	2,005	1,052	-
Corporate Bonds	10,503	-	10,503	-
Annuities	935	-	935	-

Total Investments	$92,522	$52,678	$39,844	$-

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

There have been no voluntary cash contributions made by the Bank to the Savings Plan maintained for employees meeting certain eligibility requirements for the years ended December 31, 2010, 2009 and 2008.

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

At December 31, 2010, the loan had an outstanding balance of $95.1 million and an interest rate of 4.0%. The Company accounts for its ESOP in accordance with FASB ASC 718-40, Compensation – Stock Compensation. Under this guidance, unearned ESOP shares are not considered outstanding for purposes of computing earnings per share and are shown as a reduction of stockholders’ equity as unearned compensation. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, this differential will be credited to equity. The Company will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a liability in the Company’s financial statements. Dividends on unallocated shares are used to pay the ESOP debt. The ESOP compensation expense for the years ended December 31, 2010, 2009, and 2008 was approximately $3.1 million, $2.9 million and $3.2 million, respectively. The amount of loan repayments made by the ESOP is used to reduce the unallocated common stock held by the ESOP.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The ESOP shares as of December 31, 2010 were as follows:

Shares released for allocation	1,661,029
Unreleased shares	5,793,533

Total ESOP shares	7,454,562

Market value of unreleased shares at
December 31, 2010 (in thousands)	$86,787

In April of 2004, the Company also established a supplemental profit sharing plan and a supplemental ESOP (the “Supplemental Savings Plans”) that provide benefits for certain key executive officers, which are unfunded. Compensation expense related to the Supplemental Savings Plans was $203,000, $147,000 and $9,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

The LTCP allows for the issuance of up to 11.4 million Options or Stock Appreciation Rights and up to 4.6 million Stock Awards or Performance Awards. During the year ended December 31, 2010, a mix of stock options, restricted stock and performance-based restricted shares were awarded to employees. Due to the terms of the pending acquisition agreement with First Niagara, no further awards will be granted. In December 2010, the Company accelerated the vesting of restricted stock and performance-based share awards for executive officers of the Company that would have otherwise vested upon the consummation of the merger. All remaining outstanding unvested awards will become fully vested upon the effective time of the merger in accordance with the LTCP.

Option Awards
Options awarded to date are for a term of ten years and total approximately 10.0 million shares. The majority of these options were awarded on the original award date of June 17, 2005 and these 2005 option awards had the following vesting schedule: 40% vested at year-end 2005 and 20% vested at year-end 2006, 2007 and 2008, respectively. Subsequent awards have vesting periods of either three or four years. The Company assumed a 2.9% average forfeiture rate on options granted subsequent to June 17, 2005 as the majority of the options were awarded to senior level management. Compensation expense recorded on options for the years ended December 31, 2010, 2009 and 2008 was $576,000, $357,000 and $4.2 million, respectively, or after tax expense of approximately $371,000, $230,000 and $2.8 million, respectively. The Company anticipates it will record expense of $1.5 million in 2011 which factors in the full vesting of outstanding option awards.

Options to purchase 416,568, 473,109 and 124,656 shares were granted to employees during the years ended December 31, 2010, 2009, and 2008, respectively. Using the Black-Scholes option pricing model, the weighted-average grant date fair value was $2.10, $2.31 and $2.21 per share for the options which were granted in 2010, 2009, and 2008, respectively. The weighted-average related assumptions for these periods are presented in the following table.

	2010	2009	2008

Risk-free interest rate	2.59%	2.64%	2.83%
Expected dividend yield	2.37%	2.20%	2.06%
Expected volatility	19.83%	19.43%	16.78%
Expected life (years)	6.25	6.24	6.22

•	The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of the grant.
•	The dividend yield is calculated on the current dividend and strike price at the time of the grant.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

• The expected volatility assumption is based on the Company’s stock price history, which for 2010, 2009 and 2008 was 72 months, 60 months and 48 months, respectively.
• The expected life for options granted during the years ended December 31, 2010, 2009, and 2008 was determined by applying the simplified method as allowed by current accounting guidance.

A summary of option activity as of December 31, 2010 and changes during the period ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at beginning of year	7,884,801	$14.30
Granted	416,568	11.81
Exercised	(17,463)	14.29
Forfeited/cancelled	(27,597)	12.79
Expired	(802,627)	14.39

Options outstanding at December 31, 2010	7,453,682	$14.16	5.06	$6,234

Options exercisable at December 31, 2010	6,634,472	$14.37	4.61	$4,106

The following table summarizes the nonvested options during the year ended December 31, 2010.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2010	631,154	$2.38
Granted	416,568	2.10
Vested	(200,915)	2.44
Forfeited / Cancelled	(27,597)	2.31

Nonvested at December 31, 2010	819,210	$2.23

The total fair value of options that vested in 2010, 2009 and 2008 was $490,000, $229,000 and $4.3 million, respectively.

.Restricted Stock and Performance-Based Restricted Stock Awards
To date, approximately 4.0 million shares of restricted stock have been awarded under the LTCP. The majority of these shares were awarded in 2005 and these 2005 awards have a vesting schedule of 15% per year for six years and 10% in the seventh year. Subsequent awards have vesting schedules of three years, four years, or cliff vest after three years. During the years ended December 31, 2010 and 2009, the Company granted approximately 262,000 and 223,000 restricted stock awards, respectively. These awards included approximately 80,000 shares and 65,000 shares of performance-based awards in 2010 and 2009, respectively.

Performance-based restricted stock shares were awarded to executive management and other key members of senior management to encourage decisions with a long-term focus, link pay opportunities with long-term shareholder value creation, enhance the retention power of the Company’s compensation program and balance annual incentive programs to provide award opportunities based on longer-term success. The vesting for these performance-based awards is conditional upon fulfillment of a market condition and on meeting a service period requirement. The actual number of performance shares to be earned will be based on performance criteria over a three-year performance period, which for the 2010 award is May 28, 2010 and ending May 31, 2013 and for the 2009 award is May 29, 2009 through May 31, 2012. The performance shares, if earned, will vest at the end of the three-year period. Performance shares vest based on total shareholder return (“TSR”) (defined as share price appreciation from the beginning of the performance period to the end of the performance period, plus the total dividends paid on the common stock during the period) for the group of banks and thrifts listed on the SNL Thrift Index versus the Company’s TSR (the “TSR Percentage”). A simulation model was used to provide a grant date fair value for the performance-based shares. Expense for the performance-based awards is recognized based on the probability of attaining the performance targets and over the service period similar to the recognition of the expense associated with the other restricted stock awards that only have a service condition. As provided for in the LTCP, shares will vest earlier upon death or disability or in the event of a change of control. In these cases, performance will be calculated and the number of shares pro-rated through the date of termination or change in control.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

On December 20, 2010, pursuant to applicable agreements and with the consent of First Niagara, the Company and NewAlliance Bank entered into Acknowledgement Agreements with various of its senior officers. The Acknowledgment Agreements provide for the acceleration of certain existing compensation benefits, including the vesting of restricted stock and performance-based share awards that would have otherwise vested upon consummation of the merger.

The unvested time-based restricted stock awards vested as of the close of business on December 20, 2010. The performance-based share awards, which would have been earned in May 2012 and May 2013, were deemed earned as of close of business on December 20, 2010 and were calculated based on the Company’s TSR as of November 30, 2010 and the pro-ration factors that would be applicable as of April 1, 2011. The 2009 awards attained a performance percentage of 131.4% and were pro-rated for 22 months of service, while the 2010 awards attained a performance percentage of 200.0% and were pro-rated for 10 months of service. Expense of $3.5 million resulting from the acceleration of the awards was recognized in 2010.

Total restricted stock compensation expense, including performance shares, for the years ended December 31, 2010, 2009 and 2008 was approximately $10.4 million, $6.1 million and $7.0 million or after tax expense of $9.1 million, $4.8 million and $4.5 million, respectively. The Company anticipates that it will record expense of approximately $3.0 million in 2011, which factors in the full vesting of outstanding stock awards.

The following table summarizes the nonvested restricted stock and performance-based restricted stock awards during the year ended December 31, 2010.

		Weighted-average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2010	1,225,063	$14.37
Granted	261,755	13.39
Vested	(987,019)	13.82
Forfeited / Cancelled	(97,240)	15.53

Nonvested at December 31, 2010	402,559	$13.72

13. Income Taxes

The components of income tax expense are summarized as follows:
	Year Ended December 31,

(In thousands)	2010	2009	2008

Current tax expense
Federal	$37,097	$28,691	$20,116
State	985	694	82

Total current	38,082	29,385	20,198

Deferred tax (benefit) expense net of valuation reserve
Federal	(4,516)	(3,337)	826
State	(95)	(251)	(277)

Total deferred	(4,611)	(3,588)	549

Total income tax expense	$33,471	$25,797	$20,747

For the years ended December 31, 2010, 2009 and 2008, the provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate of 35% to pre-tax income for the following reasons:

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,

(In thousands)	2010	2009	2008

Provision for income taxes at statutory rate	$32,003	$25,284	$23,115
Increase (decrease) in taxes resulting from:
State income tax expense	640	451	53
Dividends received deduction	(22)	(79)	(336)
Bank-owned life insurance	(2,064)	(1,288)	(1,770)
Low income housing and other tax credits	(75)	(22)	(25)
Excess compensation - 162(m)	3,678	1,130	507
Valuation allowance adjustment, charitable contribution	-	(51)	-
Valuation allowance adjustment, capital loss	(406)	204	139
Tax exempt obligations	(292)	-	-
Interest related to tax reserve	16	23	(956)
Tax reserves	(160)	(30)	120
Rate change due to change in Massachusetts legislation	-	-	(277)
Other, net	153	175	177

Provision for income taxes	$33,471	$25,797	$20,747

The tax effects of temporary differences and tax carryforwards that give rise to deferred tax assets and liabilities are presented below:

		December 31,

(In thousands)		2010	2009

Deferred tax assets
Bad debts		$22,440	$21,339
Pension and postretirement benefits		21,924	20,520
Borrowings		5,239	5,741
Noncompete agreements		2,594	2,932
Charitable contribution carryover		-	80
Capital loss carryover		765	843
State net operating loss carryover		18,185	17,146
Restricted stock		6,516	7,001
Loans		277	358
Non accrual loan interest		1,405	1,006
Transaction costs		2,406	-
Other, net		2,097	2,065

Total gross deferred tax assets		83,848	79,031
Less valuation allowance		(23,228)	(21,594)

Total deferred tax assets, net of valuation allowance		60,620	57,437
Deferred tax liabilities
Core deposit intangible		11,124	14,278
Unrealized gain on available for sale securities		14,326	18,479
Premises and equipment, principally due to difference in depreciation		1,168	1,422
Limited partnerships		6,178	4,951
Certificate of deposits		3	20
Investments		2,643	2,275
481(a) adjustment - bonus accrual		1,069	-
Goodwill		1,379	1,047
Other		686	887

Total gross deferred tax liabilities		38,576	43,359
Net deferred tax asset		$22,044	$14,078

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

The allocation of deferred tax benefit involving items charged to income, items charged directly to stockholders’ equity and items charged to goodwill are as follows:

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,

	2010		2009		2008

(In thousands)	Federal	State	Federal	State	Federal	State

Deferred tax (benefit) expense allocated to:
Stockholders’ equity, tax effect of unrealized (losses)
gains on marketable equity securities	$(3,632)	$-	$15,165	$-	$(4,139)	$-
Stockholders’ equity, tax impact of change in minimum
pension liability and new split dollar life insurance
accounting pronouncement	277	-	4,106	-	(14,263)	-
Goodwill	-	-	-	-	(1,206)	-
Stockholders’ equity, tax effect of cumulative effect
of adoption of new OTTI accounting pronouncement	-	-	578	-	-	-
Reclass to current tax receivable	-	-	-	-	(1,247)	-
Income	(4,611)	-	(3,588)	-	549	-

Total deferred tax (benefit) expense	$(7,966)	$-	$16,261	$-	$(20,306)	$-

The Company has no federal net operating loss carryforwards at December 31, 2010. The Company has state net operating loss carryforwards at December 31, 2010 of $372.5 million which expire between 2020 and 2030. As of December 31, 2010 and 2009, the Company had a valuation allowance of $22.1 million and $20.1 million, respectively, against its state deferred tax asset, including the state net operating loss carryforwards, in connection with the creation of a Connecticut passive investment company pursuant to legislation enacted in 1998. Under this legislation, Connecticut passive investment companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax.

The Company has no alternative minimum tax credit carryforwards at December 31, 2010.

The Company has no charitable contribution carryforwards at December 31, 2010. At December 31, 2009, the Company had charitable contribution carryforwards of $198,000 which were fully utilized in 2010. The utilization of charitable contributions for any tax year is limited to 10% of taxable income without regard to charitable contributions, net operating losses, and dividend received deductions. A corporation is permitted to carry over to the five succeeding tax years contributions that exceeded the 10% limitation, but deductions in those years are also subject to the maximum limitation.

The Company has capital loss carryforwards of $1.9 million at December 31, 2010 and 2009. $1.3 million of the carryforward was generated by Westbank Corporation, Inc. (“Westbank”) and expires at the end of 2011. The remainder of carryforwards will primarily expire in 2013 and 2014. Capital losses can only be used to offset capital gains. Excess losses over gains can be carried back three years or carried forward five years. As of December 31, 2010 and December 31, 2009, there is a $1.1 million and a $1.5 million valuation allowance, respectively, for the tax effect of capital loss carryforwards associated with realized and unrealized capital losses on capital assets, of which $482,000 and $462,000, respectively, was recorded as an adjustment to other comprehensive income.

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

The Company accounts for uncertainty in income taxes in accordance with FASB ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,

(In thousands)	2010	2009

Balance, beginning of period	$400	$421
Additions for tax positions of prior years	-	-
Additions for tax positions from business combinations	-	-
Additions for tax positions of current year	-	-
Reductions for tax positions of prior year	(140)	(21)

Balance, end of period	$260	$400

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Included in the balance at December 31, 2010, are $260,000 of tax positions for which the ultimate deductibility was highly uncertain and for which the disallowance of the tax position would primarily affect the annual effective tax rate. As of December 31, 2010, the Company had accrued approximately $71,000 in interest and penalties.

Included in the balance at December 31, 2009 are $400,000 of tax positions for which the ultimate deductibility is highly uncertain and for which the disallowance of the tax position would primarily affect the annual effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009, the Company had accrued approximately $78,000 in interest and penalties.

The Company anticipates that none of the unrecognized tax benefits as of December 31, 2010 will reverse in the next 12 months due to statute of limitation expirations.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for the years before 2007. In the third quarter of 2008, the IRS commenced an examination of the 2006 and 2007 tax years for Westbank. In the second quarter of 2009, the IRS commenced an examination of the 2006 and 2007 tax years for the Company. Both exams were completed in 2010 and the IRS did not propose any significant adjustments to Westbank’s or the Company’s 2006 and 2007 tax returns.

14.   Commitments and Contingencies

Cash and Due from Banks Withdrawal and Usage Restrictions
The Company is required to maintain reserves against its transaction accounts and non-personal time deposits. As of December 31, 2010 and 2009, the Company was required to have deposits at the FRB Boston of approximately $36.7 million and $23.7 million, respectively, to meet these requirements.

Leases
The Company leases certain of its premises and equipment under lease agreements, which expire at various dates through July 31, 2029. The Company has the option to renew certain of the leases at fair rental values. Rental expense was approximately $4.4 million for the years ended December 31, 2010, 2009 and 2008.

Future minimum payments, by fiscal year in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following:

(In thousands)	Amount

2011	$3,852
2012	3,236
2013	2,758
2014	2,280
2015	1,758
thereafter	6,879

Total	$20,763

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

The table below summarizes the Company’s commitments and contingencies discussed above.

	December 31,

(In thousands)	2010	2009

Loan origination commitments	$309,228	$146,369
Unadvanced portion of construction loans	74,484	40,700
Standby letters of credit	15,642	6,587
Unadvanced portion of lines of credit	664,519	608,854

Total commitments	$1,063,873	$802,510

Other Commitments
As of December 31, 2010 and 2009, the Company was contractually committed under limited partnership agreements to make additional partnership investments of approximately $1.1 million and $1.5 million, respectively, which constitutes our maximum potential obligation to these partnerships. The Company is obligated to make additional investments in response to formal written requests, rather than a funding schedule. Funding requests are submitted when the partnerships plan to make additional investments.

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

On October 18 and 19, 2010, the Company and other defendants filed motions in the seven Connecticut actions and in the consolidated Delaware action requesting that the courts direct the plaintiffs in all the actions to confer and agree on a single forum in which to litigate their claims, or if the plaintiffs are unable to agree, that the courts confer and designate a single forum, and that the cases in the other forum be stayed. The defendants’ motions are pending.

On December 6, 2010, the parties to the Connecticut and Delaware actions reached an agreement in principle to resolve the Connecticut Action and the Delaware Action. Part of the agreement was that the defendants would not object to the payment of plaintiffs’ attorney fees up to $750,000. The settlement contemplated by the agreement will be submitted to the Connecticut court for approval. Immediately following final approval by the Connecticut court of the settlement, the parties to the Delaware actions shall

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

dismiss those actions with prejudice. As part of the settlement, the defendants deny all allegations of wrongdoing and deny that the disclosures in the joint proxy/statement prospectus were inadequate but have agreed to provide supplemental disclosures. These supplemental disclosures were provided in the Company’s Current Report on Form 8-K, filed on December 6, 2010. The settlement will not affect the timing of the merger or the amount of consideration to be paid in the merger. There are no injunction proceedings pending at this time.

15.   Fair Value Measurements

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

When available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and could be material. Derived fair value estimates may not be substantiated by comparison to independent markets and, in certain cases, could not be realized in an immediate sale of the instrument.

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

As of December 31, 2010, mortgage loans held for sale pursuant to forward loan sale commitments had a fair value of $41.2 million, which includes a negative fair value adjustment of $838,000. For the twelve months ended December 31, 2010 and 2009, there were net losses from fair value changes of $616,000 and $222,000, respectively. The net losses were recorded to non-interest income as mortgage origination activity and loan sale income. No mortgage loans held for sale were 90 days or more past due as of December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables detail the financial instruments carried at fair value on a recurring basis as of December 31, 2010 and 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

		December 31, 2010

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities Available for Sale
Marketable equity securities	$8,141	$641	$7,500	$-
Bonds and obligations	500,251	474,131	26,120	-
Trust preferred equity securities	35,321	-	29,368	5,953
Residential mortgage-backed securities	2,008,170	-	2,008,170	-

Total Securities Available for Sale	$2,551,883	$474,772	$2,071,158	$5,953

Mortgage Loans Held for Sale	41,207	-	41,207	-
Mortgage Loan Derivative Assets	1,133	-	1,133	-
Mortgage Loan Derivative Liabilities	172	-	172	-

		December 31, 2009

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities Available for Sale
Marketable equity securities	$8,783	$1,283	$7,500	$-
Bonds and obligations	222,078	196,060	26,018	-
Auction rate certificates	24,795	-	-	24,795
Trust preferred equity securities	33,296	-	27,924	5,372
Residential mortgage-backed securities	2,038,903	-	2,038,903	-

Total Securities Available for Sale	$2,327,855	$197,343	$2,100,345	$30,167

Mortgage Loans Held for Sale	12,908	-	12,908	-
Mortgage Loan Derivative Assets	495	-	495	-
Mortgage Loan Derivative Liabilities	75	-	75	-

The following table presents additional information about assets measured at fair value on a recurring basis for which the Company utilized Level 3 inputs to determine fair value:
	Securities Available for Sale

	For the year ended December 31,

(In thousands)	2010	2009

Balance at beginning of period	$30,167	$26,626
Transfer into Level 3		3,026
Total gains (losses) - (realized/unrealized):
Included in earnings		-
Included in other comprehensive income	3,405	1,049
Settlements	(27,550)	-
Discount accretion	17	15
Principal payments	(86)	(549)

Balance at end of period	$5,953	$30,167

The following is a description of the valuation methodologies used for instruments measured at fair value.

Securities Available for Sale:   Included in the available for sale category are both debt and equity securities. The Company utilizes Interactive Data Corp., a third-party, nationally-recognized pricing service (“IDC”) to estimate fair value measurements for 99.8% of

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

this portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data that may include dealer quotes, reported trades, market spreads, cash flows, the U.S. Treasury yield curve, the LIBOR swap yield curve, trade execution data, market prepayment speeds, credit information and the bond’s terms and conditions, among other things, but these prices are not binding quotes. The fair value prices on all investment securities are reviewed for reasonableness by management through an extensive process. This review process was implemented to determine any unusual market price fluctuations and the analysis includes changes in the LIBOR/swap curve, the treasury curve, mortgage rates and credit spreads as well as a review of the securities inventory list which details issuer name, coupon and maturity date. The review resulted in no adjustments to the IDC pricing as of December 31, 2010. Also, management assessed the valuation techniques used by IDC based on a review of their pricing methodology to ensure proper hierarchy classifications. The Company’s available for sale debt securities include a pooled trust preferred security and an individual named trust preferred security which were not priced by IDC, but rather, were valued through means other than quoted market prices due to the Company’s conclusion that the market for the securities was not active. The fair value for these securities are based on Level 3 inputs in accordance with FASB ASC 820.

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

•
Trust preferred equity securities:   Included in this category are two pooled trust preferred securities and “individual name” trust preferred securities of financial companies. One of the pooled trust preferred securities of $2.3 million and an individual name trust preferred security of $3.6 million are not priced by IDC, both of which are classified within Level 3 of the valuation hierarchy. The remaining securities are at Level 2 and are priced by IDC based upon matrix pricing factoring in observable benchmark yields and issuer spreads. The Company calculates the fair value of the Level 3 pooled trust preferred security based on a cash flow methodology that uses the Bloomberg A rated bank yield curve to discount the current expected cash flows. In order to derive the fair value of the individual name security, the Company uses the Bloomberg A rated insurance yield curve to discount the current expected cash flows. Additionally, the low level of the three month LIBOR rate, the general widening of credit spreads compared to when these securities were purchased and the reduced level of liquidity in the fixed income markets, were all factors in the determination of the current fair value market price.

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

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

At December 31, 2010, the effects of fair value measurements for interest rate lock commitment derivatives and forward loan sale commitments were as follows (mortgage loans held for sale are shown for informational purposes only):

	December 31, 2010

(In thousands)	Notional or Principal Amount	Fair Value Adjustment

Rate Lock Commitments	$28,866	$(172)
Forward Sales Commitments	58,443	1,133
Mortgage Loans Held for Sale	42,045	(838)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables detail the financial instruments carried at fair value on a nonrecurring basis as of December 31, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	December 31, 2010

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loan Servicing Rights	$1,606	$-	$-	$1,606
Other Real Estate Owned	3,541	-	-	3,541
Impaired Loans	25,010	-	-	25,010

	December 31, 2009

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loan Servicing Rights	$2,063	$-	$-	$2,063
Other Real Estate Owned	3,705	-	-	3,705
Impaired Loans	16,733	-	-	16,733

The following is a description of the valuation methodologies used for instruments measured at fair value.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

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

Impaired Loans:   Impaired loans are measured based on one of three methods: the present value of expected future cash flows discounted at the loan’s original effective interest rate; at the loan’s observable market price: or the fair value of the collateral if the loan is collateral dependent. Consequently, certain impaired loans may be subject to measurement at fair value on a nonrecurring basis and are written down through a valuation allowance within the Bank’s total loan loss reserve allowance. The fair value of these assets are classified within Level 3 of the valuation hierarchy and are estimated based on collateral values supported by appraisals.

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

The following are the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of the periods presented:

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

	December 31, 2010		December 31, 2009

(In thousands)	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value

Financial Assets
Cash and due from banks	$108,538	$108,538	$96,927	$96,927
Short-term investments	25,000	25,000	50,000	50,000
Investment securities	2,792,278	2,827,755	2,568,621	2,580,186
Loans held for sale	43,290	43,290	14,659	14,659
Loans, net	5,035,993	5,057,538	4,709,582	4,779,888
Federal Home Loan Bank of Boston stock	120,821	120,821	120,821	120,821
Accrued income receivable	32,028	32,028	33,078	33,078
Derivative assets	1,133	1,133	495	495
Financial Liabilities
Interest and non-interest bearing checking, savings
and money market accounts	$3,679,085	$3,679,085	$3,542,774	$3,542,774
Time deposits	1,514,490	1,534,285	1,481,446	1,498,126
Borrowed funds	2,242,579	2,260,435	1,889,928	1,919,918
Derivative liabilities	172	172	75	75

16.   Derivative Financial Instruments

The Company accounts for derivatives in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the consolidated balance sheets at their fair values. The Company does not enter into derivative transactions for speculative purposes, does not have any derivatives designated as hedging instruments, nor is party to a master netting agreement as of December 31, 2010.

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

The following table summarizes the Company’s derivative positions at December 31.

	2010		2009

(In thousands)	Notional or Principal Amount	Fair Value Adjustment (1)	Notional or Principal Amount	Fair Value Adjustment (1)

Interest Rate Lock Commitments	$28,866	$(172)	$20,896	$(75)
Forward Sales Commitments	58,443	1,133	29,978	495

(1) An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

The following two tables present the fair values of the Company’s derivative instruments and their effect on the Statement of Income:

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

Fair Values of Derivative Instruments

		Asset Derivatives			Liability Derivatives

		December 31,			December 31,

		2010	2009		2010	2009
	Balance Sheet			Balance Sheet
(In thousands)	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives not designated as
hedging instruments
Interest rate contracts	Other Assets	$1,133	$495	Other Liabilities	$172	$75

Total derivatives not designated as
hedging instruments		$1,133	$495		$172	$75

Effect of Derivative Instruments on the Statement of Income

		For the Year Ended December 31,

		2010	2009

(In thousands)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

Derivatives not designated as
hedging instruments
Interest rate contracts	Non-interest income	$540	$420

Total derivatives not designated as
hedging instruments		$540	$420

17.   Stockholders’ Equity

At December 31, 2010, stockholders’ equity amounted to $1.46 billion, or 16.2% of total assets, compared to $1.43 billion or 17.0% of total assets at December 31, 2009. The Company paid cash dividends of $0.28 per share on common stock during both years ended December 31, 2010 and 2009.

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

Treasury Shares
Share Repurchase Plan
On January 31, 2006, the Company’s Board of Directors authorized a repurchase plan of up to an additional 10.0 million shares or approximately 10% of the then outstanding Company common stock. Under this plan the Company has repurchased 8,578,062 shares of common stock at a weighted average price of $12.80 per share as of December 31, 2010. During 2010, there were approximately 882,000 shares repurchased. There is no set expiration date for this repurchase plan, however, due to the First Niagara impending acquisition, the Company is not initiating share repurchases.

Other
Upon vesting of shares under the Company’s benefit plans, plan participants may choose to have the Company withhold a number of shares necessary to satisfy tax withholding requirements. The withheld shares are classified as treasury shares by the Company. For the year ended December 31, 2010, approximately 312,000 shares were returned to the Company for this purpose.

Liquidation Account
As part of the conversion to a stock bank on April 1, 2004, the Bank established a liquidation account for the benefit of account holders in an amount equal to the Bank’s capital of $403.8 million as of September 30, 2003. The liquidation account will be maintained for a period of ten years after the conversion for the benefit of those deposit account holders who qualified as eligible

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

account holders at the time of the conversion and who have continued to maintain their eligible deposit balances with the Bank following the conversion. The liquidation account, which totaled $74.5 million at December 31, 2010, is reduced annually by an amount equal to the decrease in eligible deposit balances, notwithstanding any subsequent increases in the account. In the unlikely event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive his/her proportionate interest in the liquidation account, after the payment of all creditors’ claims, but before distributions to the Company as the sole stockholder of the Bank. The Bank may not declare or pay a dividend on its capital stock if its effect would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital and Tier 1 capital to risk weighted assets and of Tier 1 capital to average assets. As of December 31, 2010 and December 31, 2009 the Company and the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Management believes that there are no events or conditions, which have occurred subsequent to the notification that would change the Bank’s capital category. The following is a summary of the Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009, compared to the required amounts and ratios for minimum capital adequacy and for classification as a well capitalized institution:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

NewAlliance Bank
December 31, 2010
Tier 1 Capital (to Average Assets)	$739,927	8.8%	$334,857	4.0%	$418,572	5.0%
Tier 1 Capital (to Risk Weighted Assets)	739,927	15.9	186,114	4.0	279,170	6.0
Total Capital (to Risk Weighted Assets)	795,170	17.1	372,227	8.0	465,284	10.0

December 31, 2009
Tier 1 Capital (to Average Assets)	$734,951	9.3%	$317,623	4.0%	$397,029	5.0%
Tier 1 Capital (to Risk Weighted Assets)	734,951	16.7	176,043	4.0	264,064	6.0
Total Capital (to Risk Weighted Assets)	787,510	17.9	352,085	8.0	440,107	10.0

NewAlliance Bancshares, Inc.
December 31, 2010
Tier 1 Capital (to Average Assets)	$916,522	10.9%	$335,225	4.0%	$419,031	5.0%
Tier 1 Capital (to Risk Weighted Assets)	916,522	19.7	186,556	4.0	279,834	6.0
Total Capital (to Risk Weighted Assets)	971,765	20.8	373,112	8.0	466,390	10.0

December 31, 2009
Tier 1 Capital (to Average Assets)	$878,553	11.1%	$318,072	4.0%	$397,590	5.0%
Tier 1 Capital (to Risk Weighted Assets)	878,553	19.9	176,422	4.0	264,633	6.0
Total Capital (to Risk Weighted Assets)	931,113	21.1	352,844	8.0	441,055	10.0

18.   Other Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income and other comprehensive income (loss) and the related tax effects for the years ended December 31, 2010, 2010 and 2009.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,

(In thousands)	2010	2009	2008

Net income	$57,968	$46,443	$45,296
Other comprehensive (loss) income, before tax
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(10,276)	54,058	(11,911)
Reclassification adjustment for gains included in net income	(1,159)	(5,917)	(1,843)
Non-credit unrealized loss on other-than-temporarily impaired debt securities	-	(2,866)	-
Credit related other-than-temporary realized loss transferred out of other
comprehensive income	1,150	-	-
Unrecognized pension and post retirement gains (losses)	781	11,572	(37,731)

Other comprehensive (loss) income, before tax	(9,504)	56,847	(51,485)
Income tax benefit (expense), net of valuation allowance (1)	3,355	(19,854)	17,535

Other comprehensive (loss) income, net of tax	(6,149)	36,993	(33,950)

Comprehensive income	$51,819	$83,436	$11,346

(1)
Deferred income tax for the years ended December 31, 2010, 2009 and 2008 related to securities gains and losses was a benefit of $3.6 million, an expense of $16.1 million and a benefit of $4.8 million, respectively. Included in deferred income taxes related to securities gains and losses was a change in the valuation allowance of $20,000, $332,000 and $663,000 for the years ended December 31, 2010, 2009 and 2008, respectively, for the tax effects of unrealized capital losses on equity securities. Deferred income tax related to unrecognized pension gains and losses for the years ended December 31, 2010, 2009 and 2008 was an expense of $277,000, $4.1 million and a benefit of $13.4 million, respectively.

19. Earnings Per Share

The following is an analysis of the Company’s basic and diluted EPS for the periods presented:

	Year Ended December 31,

(In thousands, except per share data)	2010	2009	2008

Net income	$57,968	$46,443	$45,296
Average common shares outstanding for basic EPS	98,515	99,163	99,587
Dilutive effect of stock options and unvested stock awards (1)	269	13	120

Average common and common-equivalent shares for dilutive EPS	98,784	99,176	99,707
Net income per common share:
Basic	$0.59	$0.47	$0.45
Diluted	0.59	0.47	0.45

(1)
Not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period were options to purchase 143,240, 7,253,647 and 8,339,450 shares of common stock that were outstanding at December 31, 2010, 2009 and 2008, respectively.

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

20. Selected Quarterly Consolidated Information (unaudited)

The following tables present quarterly financial information of the Company for 2010 and 2009, respectively:

	Three Months Ended

(In thousands, except per share data)	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Interest and dividend income	$87,932	$88,420	$87,061	$87,399
Interest expense	27,373	28,074	29,320	31,758

Net interest income before provision for loan losses	60,559	60,346	57,741	55,641
Provision for loan losses	2,700	4,000	5,500	4,800

Net interest income after provision for loan losses	57,859	56,346	52,241	50,841
Non-interest income	15,257	14,618	15,886	15,400
Non-interest expense	50,935	50,246	43,628	42,200

Income before taxes	22,181	20,718	24,499	24,041
Income tax provision	10,835	6,802	8,226	7,608

Net income	$11,346	$13,916	$16,273	$16,433

Basic earnings per share	$0.12	$0.14	$0.16	$0.17
Diluted earnings per share	0.11	0.14	0.16	0.17

	Three Months Ended

(In thousands, except per share data)	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Interest and dividend income	$90,694	$92,268	$94,082	$94,755
Interest expense	37,169	40,506	44,155	46,762

Net interest income before provision for loan losses	53,525	51,762	49,927	47,993
Provision for loan losses	3,467	5,433	5,000	4,100

Net interest income after provision for loan losses	50,058	46,329	44,927	43,893
Non-interest income	13,243	16,449	15,291	14,263
Non-interest expense	45,185	42,242	44,405	40,381

Income before taxes	18,116	20,536	15,813	17,775
Income tax provision	5,991	7,916	5,705	6,185

Net income	$12,125	$12,620	$10,108	$11,590

Basic and diluted earnings per share	$0.12	$0.13	$0.10	$0.12

NewAlliance Bancshares, Inc.
Notes to Consolidated Financial Statements

21.   Parent Company Statements

The following represents the Parent Company’s balance sheets as of December 31, 2010 and 2009, and statements of income and cash flows for the years ended December 31, 2010, 2009 and 2008.

Balance Sheet
	December 31,

(In thousands)	2010	2009

Assets
Interest earning and other bank deposits	$167,534	$136,589
Investment in subsidiaries	1,303,512	1,312,486
Other assets	10,427	8,851

Total assets	$1,481,473	$1,457,926

Liabilities and shareholders’ equity
Accrued interest and other liabilities	$1,366	$1,838
Borrowings	21,135	21,135
Shareholders’ equity	1,458,972	1,434,953

Total liabilities and shareholders’ equity	$1,481,473	$1,457,926

Income Statement

	Year Ended December 31,

(In thousands)	2010	2009	2008

Revenues
Interest on investments	$1,773	$2,141	$1,765
Other income	16	108	86

Total revenue	1,789	2,249	1,851

Expenses
Interest on long term notes and debentures	816	1,232	1,692
Other expenses	17,864	11,550	15,513

Total expenses	18,680	12,782	17,205

Loss before tax benefit and equity in undistributed net income of subsidiaries	(16,891)	(10,533)	(15,354)
Income tax benefit	(5,783)	(3,686)	(5,374)

Loss before equity in undistributed net income of subsidiaries	(11,108)	(6,847)	(9,980)

Equity in undistributed net income of subsidiaries	69,076	53,290	55,276

Net income	$57,968	$46,443	$45,296

NewAlliance Bancshares, Inc. Notes to Consolidated Financial Statements

Statement of Cash Flows
	Year Ended December 31,

(In thousands)	2010	2009	2008

Cash flows from operating activities
Net income	$57,968	$46,443	$45,296
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed income of NewAlliance Bank	(69,076)	(53,290)	(55,276)
ESOP expense	3,300	3,196	3,399
Restricted stock compensation expense	10,445	6,085	6,992
Stock option compensation expense	576	357	4,247
Deferred tax benefit	497	3,731	1,895
Net change in other assets and other liabilities	(2,545)	1,351	12,526

Net cash provided by operating activities	1,165	7,873	19,079

Cash flows from investing activities
Net investment in bank subsidiary	71,901	65,163	23,259

Net cash provided by investing activities	71,901	65,163	23,259

Cash flows from financing activities
Repayment of borrowings	-	(3,500)	-
Shares issued for stock option exercises	246	-	-
Book (over) under tax benefit of stock-based compensation	-	(84)	(408)
Acquisition of treasury shares	(14,516)	(11,154)	(22,027)
Dividends declared	(27,851)	(28,099)	(27,859)

Net cash used by financing activities	(42,121)	(42,837)	(50,294)

Net increase (decrease) in cash and cash equivalents	30,945	30,199	(7,956)

Cash and cash equivalents, beginning of period	136,589	106,390	114,346

Cash and cash equivalents, end of period	$167,534	$136,589	$106,390

Supplemental information
Cash paid for interest	$816	$1,248	$1,700

(c	)	Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number
		2.1	Merger Agreement. Incorporated herein by reference is Exhibit 2.1 filed with the Company’s Current Report on Form 8-K, filed August 20, 2010.
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
101
The following financial information from NewAlliance Bancshares, Inc.’s annual report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAlliance Bancshares, Inc.

By: /s/ Peyton R. Patterson		February 22, 2011

Peyton R. Patterson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Peyton R. Patterson Peyton R. Patterson	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 22, 2011

/s/ Glenn I. MacInnes Glenn I. MacInnes	Executive Vice President and Chief Financial Officer (principal financial officer)	February 22, 2011

/s/ Mark F. Doyle Mark F. Doyle	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 22, 2011

/s/ Douglas K. Anderson Douglas K. Anderson	Director	February 22, 2011

/s/ Roxanne J. Coady Roxanne J. Coady	Director	February 22, 2011

/s/ Sheila B. Flanagan Sheila B. Flanagan	Director	February 22, 2011

/s/ Carlton L. Highsmith Carlton L. Highsmith	Director	February 22, 2011

/s/ Robert J. Lyons, Jr. Robert J. Lyons, Jr.	Director	February 22, 2011

/s/ Eric A. Marziali Eric A. Marziali	Director	February 22, 2011

/s/ Julia M. McNamara Julia M. McNamara	Director	February 22, 2011

/s/ Gerald B. Rosenberg Gerald B. Rosenberg	Director	February 22, 2011

/s/ Joseph H. Rossi Joseph H. Rossi	Director	February 22, 2011

/s/ Nathaniel D. Woodson Nathaniel D. Woodson	Director	February 22, 2011

/s/ Joseph A. Zaccagnino Joseph A. Zaccagnino	Director	February 22, 2011