Form 10-K/A
period 2010-12-31
NEWALLIANCE BANCSHARES INC
filed 2011-04-15
CIK 1264755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the NewAlliance Bancshares, Inc. Annual Report on Form 10-K for fiscal year ending December 31, 2010 filed with the Securities and Exchange Commission on March 1, 2011 is being filed for the purpose of including a response to Items 10 through 14.

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Directors serve three-year staggered terms so that only approximately one-third of the Board is elected at each annual meeting of shareholders. The following table sets forth the names and certain information as of December 31, 2010 about each of the current directors.

		Positions with
		NewAlliance and	Director
Name	Age	NewAlliance Bank	Since

Directors whose terms expire in 2011:

Douglas K. Anderson	60	Director	2006
Roxanne J. Coady	61	Director	2004	(1)
Sheila B. Flanagan	70	Director	2004	(2)

Directors whose terms expire in 2012:

Robert J. Lyons, Jr.	59	Director	2004	(3)
Eric A. Marziali	52	Director	2004	(4)
Julia M. McNamara	69	Director	2004	(5)
Peyton R. Patterson	54	Chairman of the Board,	2004	(6)
		President and Chief
		Executive Officer
Gerald B. Rosenberg	61	Director	2004	(7)

Directors whose terms expire in 2013:

Carlton L. Highsmith	59	Director	2006
Joseph H. Rossi	60	Director	2004	(8)
Nathaniel D. Woodson	69	Director	2004	(9)
Joseph A. Zaccagnino	64	Director	2004	(10)

(1)	Served as a director of New Haven Savings Bank since 1995. New Haven Savings Bank is the predecessor to NewAlliance Bank.

(2)	Served as a director of Connecticut Bancshares, Inc. from 2000 to 2004. Connecticut Bancshares merged into NewAlliance April 1, 2004
(3)	Served as a director of New Haven Savings Bank since 1992. New Haven Savings Bank is the predecessor to NewAlliance Bank.
(4)	Served as a director of Connecticut Bancshares, Inc. from 1999 to 2004. Connecticut Bancshares merged into NewAlliance April 1, 2004.
(5)	Served as a director of New Haven Savings Bank since 1990. New Haven Savings Bank is the predecessor to NewAlliance Bank.
(6)	Served as a director of New Haven Savings Bank since 2002. New Haven Savings Bank is the predecessor to NewAlliance Bank.
(7)	Served as a director of New Haven Savings Bank since 2000. New Haven Savings Bank is the predecessor to NewAlliance Bank.
(8)	Served as a director of Alliance Bancorp of New England, Inc. from 1995 to 2004. Alliance Bancorp of New England merged into NewAlliance April 1, 2004.
(9)	Served as a director of New Haven Savings Bank since 2000. New Haven Savings Bank is the predecessor to NewAlliance Bank.
(10)	Served as a director of New Haven Savings Bank since 1992. New Haven Savings Bank is the predecessor to NewAlliance Bank.

Executive Officers who are not Directors

The following table sets forth the names, ages as of December 31, 2010, and positions of the executive officers of NewAlliance Bancshares and/or NewAlliance Bank (as defined for the purposes of Securities and Exchange Commission Regulation S-K, Item 401(b)), other than Ms. Patterson.

Name	Age	Position

Gail E.D. Brathwaite	51	Executive Vice President and Chief Operating Officer of NewAlliance Bancshares and NewAlliance Bank

Donald T. Chaffee	62	Executive Vice President and Chief Credit Officer of NewAlliance Bank

Koon-Ping Chan	64	Executive Vice President and Chief Risk Officer of NewAlliance Bank

Mark F. Doyle	50	Senior Vice President and Chief Accounting Officer of NewAlliance Bancshares and NewAlliance Bank

Mark Gibson	50	Executive Vice President and Chief Marketing Officer of NewAlliance Bank

C. Eugene Kirby	51	President of NewAlliance Bank, Executive Vice President of NewAlliance Bancshares

Glenn I. MacInnes	49	Chief Financial Officer and Executive Vice President of NewAlliance Bancshares and the NewAlliance Bank

Paul A. McCraven	55	Senior Vice President, Community Development Banking of NewAlliance Bank

David J. Stanland	46	Senior Vice President, Chief Investment Officer and Treasurer of NewAlliance Bancshares and NewAlliance Bank

Section 16(a) Beneficial Ownership Reporting Compliance

NewAlliance executive officers and directors and persons who own beneficially more than ten percent of NewAlliance equity securities are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in their ownership of NewAlliance securities with the Securities and Exchange Commission. They also must furnish copies of these reports to NewAlliance. Based solely on a review of the copies of reports furnished to NewAlliance and written representations that no other reports were required, in 2010 NewAlliance executive officers and directors complied with all applicable Section 16(a) filing requirements, except for the following:

Donald T. Chaffee, Executive Vice President–Chief Credit Officer, did not timely file a Form 4 in connection with a February 1, 2010 stock award. The Form 4 was filed by Mr. Chaffee on February 26, 2010.

Code of Conduct and Ethics

NewAlliance has adopted a Code of Conduct for Directors, a Code of Conduct for Senior Executive Financial Officers and an Employees Code of Conduct. Under the Code of Conduct for Directors, each director of NewAlliance and each director of NewAlliance’s subsidiaries is prohibited from taking any action that will violate any applicable law or regulation, from using NewAlliance’s assets for personal gain, or from engaging in any activities that create a conflict of interest between the director and NewAlliance, unless properly disclosed. In addition, the Code of Conduct for Directors requires all directors to adhere to the highest standards of ethical conduct, to maintain confidentiality of all information obtained while serving as directors and to raise at the Board level issues which the director reasonably believes may place NewAlliance at risk. The Employees Code of Conduct is similar to the Code of Conduct for Directors and addresses additional operational areas and procedures.

The Code of Conduct for Senior Executive Financial Officers was adopted by the Board to promote honest and ethical conduct, proper disclosure of financial information in NewAlliance’s periodic reports and compliance with applicable laws, rules, and regulations by NewAlliance’s senior officers who have financial responsibilities. The Code applies to the chief executive officer, chief financial officer and chief accounting officer.

Each Code can be found on the NewAlliance website by clicking on the “Investors” tab and then clicking on the link entitled “Governance Documents” at www.newalliancebank.com. You also may obtain a printed copy of each Code, without charge, by contacting Judith E. Falango, First Vice President and Secretary, at (203) 789-2814 or (800) 892-2096, NewAlliance Bank, 195 Church Street, New Haven, Connecticut 06510. Ms. Falango can be reached by e-mail at: investorrelations@newalliancebank.com.

GOVERNANCE OF NEWALLIANCE

General

NewAlliance Bancshares is the holding company for NewAlliance Bank. The Board of Directors at NewAlliance Bancshares and NewAlliance Bank have the same members, and the Boards oversee the business affairs and management of NewAlliance Bancshares and NewAlliance Bank. For convenience, the two Boards are referred to as the Board in the following disclosures. The Board currently consists of 12 members, only one of whom, Ms. Patterson, the Chairman, President and Chief Executive Officer, is a member of management. All the non-management directors are “independent” under New York Stock Exchange rules.

The Board has determined not to separate the offices of Chairman of the Board and Chief Executive Officer. The Chair of the Governance Committee of the Board, Ms. McNamara, elected by the independent directors, serves as the Lead Director. The Governance Committee reviews the effectiveness of the Lead Director on an annual basis and makes recommendations to the full Board for filling that position.

The Board has delegated some of its responsibilities to its five Board committees, as described below.

Board Leadership Structure and the Board’s Role in Risk Oversight

Governance. Ms. Patterson generally conducts all Board meetings. She also attends, but does not conduct, Board Committee meetings. Ms. McNamara is consulted on the agenda for Board meetings and is responsible for developing the agenda for the private executive sessions of the Board which Ms. Patterson does not attend. Ms. McNamara chairs the private executive sessions, and debriefs Ms. Patterson on matters arising during such sessions.

The responsibilities and duties of the Lead Director are set out in the Charter of the Governance Committee. The Lead Director serves as a focal point of discussion among the non-management directors on key issues and concerns outside of Board meetings. She serves as a limited (though by no means exclusive) channel to communicate to the Chairman, President and Chief Executive Officer any issues, views or concerns on the minds of the non-management directors. Similarly, the Lead Director can serve to provide feedback from the Chairman, President and Chief Executive Officer to the non-management directors. The Lead Director may also gather input from the non-management directors on Board agendas and information and discuss such matters with the Chairman, President and Chief Executive Officer. This process ensures that agendas are focused on issues of importance to the non-management directors and that they are receiving the information they need to address agenda items. The Lead Director plays no role in NewAlliance’s operations or management.

The Board has determined that a combined Chairman and Chief Executive Officer structure is best for NewAlliance at this time. Combining the positions promotes clarity of leadership. It is the predominant form of governance for large companies in the United States.

The Board is not aware of any conclusive evidence that companies are more effective when the positions of Chairman and Chief Executive Officer are divided. The structure is consistent with law, New York Stock Exchange requirements and best governance practices. The structure promotes effective communication between Ms. Patterson who, as Chief Executive Officer, has the most intimate knowledge of NewAlliance’s operations, and the entire Board, with such communication being facilitated, as necessary, by Ms. McNamara, as Lead Director. Meeting schedules are approved by the full Board and special meetings of the Board can be called by the Directors themselves (one-third or more of the members may call a special meeting). The Governance Committee reviews this leadership structure and other governance issues on an annual basis.

Risk Oversight. The Board has the primary responsibility for risk oversight. The Board reviews and management implements an appropriate risk management system to manage risks (i.e., to identify, assess, mitigate, monitor and communicate risks). Management is responsible for identifying and assessing for the Board major risks potentially affecting the business of NewAlliance. The Board annually establishes risk tolerance levels and reviews options, as necessary, for addressing or mitigating risks. Management assists the Board in these responsibilities in a variety of ways, including performing an annual risk assessment under the leadership of Executive Vice President and Chief Risk Officer, Koon-Ping Chan and seeing that effective and appropriate risk mitigation is in place. The Board and the Audit, Compliance and CRA Committee support and provide oversight to management in the performance of these tasks. The annual risk assessment produced by Mr. Chan is a comprehensive and highly structured analysis that identifies risks inherent to NewAlliance’s business, characterizes the levels of risk and identifies risk mitigants. The Board’s oversight is also assisted by standing Board committees in addressing the risks inherent in their respective areas of oversight. The Board provides effective risk oversight through this system of management and the Board committee structure and processes.

As a regulated banking institution, NewAlliance is examined periodically by federal and state banking authorities. The results of these examinations are presented to the full Board. Identified issues from such examinations are tracked by management and compliance is reported to and reviewed by the Audit, Compliance and CRA Committee. These examinations, in addition to the internal Compliance Department reports and Internal Audit reports, are reviewed by the Audit, Compliance and CRA Committee and, if appropriate, the full Board, and serve as additional risk management tools overseen by the Board. The Compensation Committee also incorporates risk considerations into executive incentive compensation plans.

The Governance Committee. The Governance Committee assists the Board in the development and oversight of corporate governance policies and practices, Board composition, director nominations, the annual evaluation of the performance of the Board and its committees, and related matters. The Governance Committee consists of four directors, each of whom is “independent” in accordance with the rules of the New York Stock Exchange and NewAlliance’s Corporate Governance Guidelines.

The Governance Committee operates under a Governance Committee Charter and Guidelines, each of which can be found on NewAlliance’s website by clicking on the “Investors”

tab and then clicking on the link entitled “Governance Documents” at www.newalliancebank.com. These documents also can be requested in print by calling or writing to Judith E. Falango, First Vice President and Secretary, at (203) 789-2814 or (800) 892-2096, NewAlliance Bank, 195 Church Street, New Haven, Connecticut 06510. Ms. Falango can be reached by e-mail at: investorrelations@newalliancebank.com.

Meetings of the Board of Directors and Its Committees

The Board of Directors generally meets on a monthly basis and may hold additional special meetings. During 2010, the Boards of NewAlliance and/or NewAlliance Bank held 10 regular meetings, one retreat and sixteen special meetings. In addition, there were meetings during 2010 of the various committees of the Board. During 2010, each of the directors attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings held by all committees on which he or she served.

Director Attendance at Annual Meetings of Shareholders

NewAlliance has a policy encouraging each member of the Board to attend the annual meeting. NewAlliance expects all directors to attend the annual meeting. In 2010, there were two shareholder meetings and all directors attended both meetings.

Committees of the Board of Directors

The Board of Directors of NewAlliance Bancshares has three committees: the Audit, Compliance and CRA Committee, the Compensation Committee, and the Governance Committee. Each of those committees is a joint committee of NewAlliance and NewAlliance Bank and is comprised solely of independent directors within the meaning of the rules of the New York Stock Exchange and the Securities and Exchange Commission. NewAlliance Bank has two additional Board committees, the Trust Committee and the Loan Committee. The Board may, by resolution, designate one or more additional committees.

The Audit, Compliance and CRA Committee consists of Ms. Coady and Messrs. Lyons, Rosenberg, Rossi and Woodson, with Mr. Woodson serving as Chair. The Audit, Compliance and CRA Committee operates under a charter that requires the Committee to perform various functions prescribed under the New York Stock Exchange’s corporate governance requirements. The Committee generally oversees the independent auditor relationship, the internal audit and compliance functions and Community Reinvestment Act performance. A copy of the Committee’s charter, which has been adopted by the Board, is available on NewAlliance’s website by clicking on the “Investors” tab and then clicking on the link entitled “Governance Documents” at www.newalliancebank.com. Additional copies can be obtained by writing or calling Ms. Falango at the address and telephone number appearing above under “General.” Each member of the Audit, Compliance and CRA Committee meets the independence requirements of the rules of the New York Stock Exchange and the Securities and Exchange Commission. The Board has determined that each member of the Committee is “financially literate” as that term is used by the New York Stock Exchange and that Mr. Lyons, Ms. Coady, Mr. Rossi and Mr. Woodson are “audit committee financial experts,” as that term is defined by the Securities and

Exchange Commission. The Audit, Compliance and CRA Committee met nine times during 2010.

The Compensation Committee consists of Messrs. Anderson, Highsmith, Marziali and Zaccagnino, with Mr. Marziali serving as Chair. The Compensation Committee oversees executive officer compensation, makes recommendations on director compensation and reviews and monitors certain employee benefit plans. The Chair of the Compensation Committee leads the annual evaluation of the performance of the Chairman, President and Chief Executive Officer in accordance with performance objectives established at the start of the year and, in conjunction with the Lead Director, meets with the Chairman, President and Chief Executive Officer to provide feedback on the annual evaluation. The Compensation Committee has engaged outside advisors to assist in its deliberations, as appropriate. A copy of the Committee’s charter, which has been adopted by the Board of Directors, is available on NewAlliance’s website by clicking on the “Investors” tab and then clicking on the link entitled “Governance Documents” at www.newalliancebank.com. Additional copies can be obtained by writing or calling Ms. Falango at the address and telephone number appearing above under “General.” The Compensation Committee met for eight regular meetings and five special meetings during 2010.

The Governance Committee consists of Ms. McNamara and Messrs. Lyons, Woodson and Zaccagnino, with Ms. McNamara serving as Chair. The Governance Committee is responsible for, among other things, developing, overseeing and regularly reviewing NewAlliance’s Corporate Governance Guidelines and related policies, establishing criteria for the recruitment of directors, making recommendations for the nomination of directors to the full Board, overseeing the annual self-assessment of the Board and its committees and implementing any action plans for further enhancement of the Board’s effectiveness derived from discussions of the results of the self-assessment with the full Board. The Chair of the Governance Committee serves as Lead Director, in accordance with the NewAlliance Corporate Governance Guidelines. A copy of the Committee’s charter, which has been adopted by the Board of Directors, is available on NewAlliance’s website by clicking on the “Investors” tab and then clicking on the link entitled “Governance Documents” at www.newalliancebank.com. Additional copies can be obtained by writing or calling Ms. Falango at the address and telephone number appearing above under “General.” The Governance Committee met nine times during 2010.

The Loan Committee consists of Ms. Coady, Ms. Flanagan and Messrs. Highsmith, Marziali and Rossi, with Ms. Coady serving as Chair. The Loan Committee reviews and approves certain loans and related matters in accordance with NewAlliance Bank’s loan policy. The Loan Committee met for nine regular meetings and nine interim meetings during 2010.

The Trust Committee consists of Ms. Flanagan and Messrs. Anderson, Rosenberg and Rossi, with Mr. Anderson serving as Chair. The Trust Committee oversees the trust activities of NewAlliance Bank and its subsidiaries. The Trust Committee met four times during 2010.

Selection of Nominees for the Board of Directors

The Governance Committee is responsible for identifying and recruiting director candidates. It submits recommendations with respect to the nomination of potential directors for consideration by the independent directors of the Board. Board candidates are selected based upon their character and track record of accomplishments in leadership roles as well as their professional and corporate experience, skills and expertise. The Board seeks to align Board composition with NewAlliance Bank’s strategic direction so that Board members bring skills, experience and backgrounds that are relevant to the key strategic and operational issues that they will review, oversee and approve.

The composition of the Board has remained relatively stable since NewAlliance became a public company in 2004. There have been four retirements since 2004 and two replacements were added in 2006. When seeking new Board candidates, the Governance Committee may solicit suggestions from incumbent directors, members of senior management, shareholders and, if appropriate, third-party search firms. The Committee reviews the qualifications and experience of each candidate. If an opening exists, and the Committee believes a candidate would be a valuable addition to the Board, it submits its recommendation to the Board for consideration by the independent directors of the Board.

The Governance Committee also reviews and makes recommendations to the Board regarding the re-nomination of each of the Company’s current directors based on the director’s performance and the applicability and relevance of his or her background, skills and experience to the Company’s corporate strategy at that time. There are no term limits for directors, other than a policy that Board members are considered to have retired from the Board at the next annual meeting after the date on which they reach the age of 72.

NewAlliance does not have a diversity policy relating to Board membership, nor has it articulated a specific definition of diversity in this context. NewAlliance does, however, consider community leadership and diversity, in addition to the skills and experiences described above, when reviewing and selecting new Board candidates. For example, if there were multiple candidates with equivalent skills and experiences being considered for a Board seat, the Board would give preference to the candidate who demonstrates diversity and/or community leadership. The Board looks at diversity in terms of the collective backgrounds of the entire Board and the characteristics of the communities served by NewAlliance.

The NewAlliance Board members are currently serving terms that expire in 2011, 2012 and 2013. The Governance Committee and the Board do not consider the qualifications of these individuals annually, although the Board does conduct an annual evaluation process involving all Board members. In reviewing the candidates for nomination or re-nomination each year, the Board does consider the mix of talents and experience of the entire Board. Among other things, the Board considers the following qualities or experience of the Board members to be significant:

Mr. Anderson is the former director and President and Chief Operating Officer of Savings Bank of Manchester and an officer and a director of its public holding company, acquired by NewAlliance in 2004. He is a member of the board of NewAlliance Investments, Inc., a wholly owned subsidiary of NewAlliance Bank. In addition, he is Chairman of Verutek Corporation. Mr. Anderson was the Chief Executive Officer, President, Lead Director, Chairman of the Audit Committee and member of the board of Open Solutions, Inc., a software developer that was both publicly and privately owned during his involvement. OSI has numerous clients in the banking industry. Mr. Anderson currently works with developing companies as a director and/or advisor. He is Vice President and on the board of SBM Charitable Foundation, Inc. He also works with various charities in the Manchester/Hartford, Connecticut area. He is a financial expert and is the Chair of the Trust Committee.

Ms. Coady is the founder, President and Chief Executive Officer of R.J. Julia Booksellers, Ltd. located in Madison, Connecticut and also is the founder of an on-line retailer, JustTheRightBook.com. In addition to this entrepreneurial experience, Ms. Coady practiced as a certified public accountant and was Partner of and National Tax Director for, a national accounting firm. She is a financial expert. She has served on the NewAlliance (2004)/New Haven Savings Bank Boards for an extended period (1995). She also is active in several New Haven area and national non-profits. She is the Chair of the Loan Committee.

Ms. Flanagan was a director of Savings Bank of Manchester (1987) and its public holding company, Connecticut Bancshares, Inc. (2000). She also served on the Audit Committee of Saving Bank of Manchester from 1988 to 2004. She served until her recent retirement in February 2010 as the Executive Director of the SBM Charitable Foundation, Inc. in Manchester, Connecticut which serves many of the communities in Hartford, Tolland and Windham counties. Ms. Flanagan is an attorney with 30 years experience in corporate and government practice, having spent 20 years as Counsel at Connecticut Mutual Life Insurance Company and later Massachusetts Mutual Life Insurance Company, which included involvement in taxation, policy design and coordination of IRS and state audits.

Mr. Highsmith is an entrepreneurial business executive who founded and was President and Chief Executive Officer of a specialty packaging company based in the New Haven area that grew to become one of the nation’s leading producers of paperboard packaging. In 2009, he merged his company with PaperWorks Industries, to form the third largest integrated recycled paperboard packaging company in North America, where he assumed the role of Vice Chairman of the Board. He also has long been active in numerous New Haven based non-profit and community organizations. Mr. Highsmith also serves on the New England Community Development Advisory Council of the Federal Reserve Bank of Boston.

Mr. Lyons is an owner and the President and Chief Executive Officer of The Bilco Company, a privately held business with international operations. He also has served on the NewAlliance (2004)/New Haven Savings Bank Boards for an extended period (1992). In addition, he is a certified public accountant and a financial expert, and currently serves or has served as director and Chair of various New Haven area non-profits, including present service as Chair of the NewAlliance Foundation. He formerly chaired NewAlliance’s Audit, Compliance and CRA Committee and is the former Chairman of the Board of Gaylord Hospital.

Mr. Marziali is an owner and the President and Chief Executive Officer of a privately held industrial business headquartered in Willimantic, Connecticut with international operations. He also served on the Savings Bank of Manchester Board and that of its public holding company, Connecticut Bancshares, Inc. (1999). Mr. Marziali is also a director of Allied Printing, located in Manchester, Connecticut. In addition, he has been involved in many community organizations, including Windham Hospital. He is the Chair of the Compensation Committee of which he has been a member since NewAlliance became a public company.

Ms. McNamara is the President of a New Haven based college. She is a member of the Board of Directors of the NewAlliance Foundation. She also has served, and currently serves on several boards of New Haven area non-profits. In addition, she is a long time member of the NewAlliance (2004)/New Haven Savings Bank Boards (1990). Her academic leadership position provides a unique perspective to the NewAlliance Board. She currently serves as the Chair of Yale New Haven Health System’s Board of Directors. Ms. McNamara is a former director of The Connecticut Health and Education Facilities Authority. She chairs the Governance Committee and serves as Lead Director.

Ms. Patterson is the Company’s Chairman, President and CEO since 2004 and its predecessor, New Haven Savings Bank since 2002. She is the one management director on the Board. She is active in several New Haven, State of Connecticut and national non-profits and industry organizations. She has 28 years of commercial and thrift banking experience with NewAlliance/New Haven Savings Bank, Dime Bancorp, Chemical Bank/Chase Manhattan and Corestates Financial Corporation of Pennsylvania and has had numerous leadership roles in various organizations. She is a member of the Board of Directors of the NewAlliance Foundation. She has extensive experience in the areas of retail and business lending, retail banking, asset management, marketing and mergers and acquisitions.

Mr. Rosenberg formerly served as an executive in various positions in an international health care firm for over 30 years. His most recent position at this healthcare firm was at Bayer Healthcare as Senior Vice President, Executive Development. One of his roles was to coach and develop key executives for North American operations. He now provides consulting services to companies in that industry and others. He has served on the NewAlliance (2004)/New Haven Savings Bank Boards for an extended period (2000). He also has held Chair responsibilities in national industry and New Haven area non-profits.

Mr. Rossi is the former President and Chief Executive Officer of Tolland Bank and its holding company, Alliance Bancorp of New England, Inc., which NewAlliance acquired in 2004. In addition, Mr. Rossi also previously served as President and Chief Executive Officer of Financial Federal Savings Bank of Hartford, Connecticut. His experience as the Chief Executive Officer of Alliance Bancorp of New England, Inc., a public company, provides him with insights valuable to NewAlliance with respect to the market served by the former Tolland Bank. He is a financial expert with public company experience.

Mr. Woodson is the former Chairman, President and Chief Executive Officer of a public utility based in New Haven. He was active in economic development initiatives in the region and remains involved in several emerging businesses in the area. He has been a member of several New Haven and Connecticut non-profit organizations. He is a financial expert and the Chair of the Audit, Compliance and CRA Committee and has considerable public company experience. His long service on the NewAlliance (2004)/New Haven Savings Bank Boards (2000) also provides him with a considerable historical perspective and familiarity with the Company’s business and markets.

Mr. Zaccagnino is the former President, Chief Executive Officer and a member of the Board of Yale-New Haven Hospital and Yale-New Haven Health, a nationally recognized healthcare system. He has been active in a number of local, state and national health care and business organizations. His experience as a chief executive officer of a complex organization in a heavily regulated industry and as a corporate director of both publicly held and private corporations combined with his long service on the NewAlliance (2004)/New Haven Savings Bank Boards (1992) provides a keen understanding of management and governance and a valuable historical perspective and familiarity with the Company’s business and markets. In addition, he currently serves on the board of directors of another large public company, Covidien PLC (NYSE), and is a member of its Compliance Committee and Transactions Committee and Chair of its Nominating and Governance Committee.

Shareholder Nominations for the Board

NewAlliance’s Bylaws permit shareholders to make nominations for directors, but only if nominations are made pursuant to timely notice in writing to the Company’s Secretary. To be timely, a shareholder’s notice must be delivered or mailed to and received at NewAlliance’s principal executive offices not less than 90 days prior to the date of the meeting; provided, however, that in the event that less than 100 days’ notice or prior disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made.

The Governance Committee will consider candidates for director suggested by shareholders by applying the criteria for candidates described above and by considering the additional information required by NewAlliance’s Bylaws, which must be provided in a shareholder’s nomination notice. NewAlliance’s Bylaws require that the notice set forth (i) as to each nominee for election or re-election as a director, all information relating to the nominee that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required including the nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected under Securities and Exchange Commission rules; and (ii) as to the shareholder giving the notice: (A) the shareholder’s name and address, as they appear on NewAlliance’s books; (B) the class and number of shares of NewAlliance capital stock beneficially owned by the shareholder; (C) a representation that the shareholder is a holder of record of NewAlliance stock entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; and (D) a description of all arrangements or understandings between the shareholder and each nominee and any arrangements or understandings between the shareholder and each nominee and any other person or persons, naming such person or persons, pursuant to which the nomination or nominations are to be made by the shareholder. At the request of the Board, any person nominated by the Board for election as a director must furnish to NewAlliance’s Secretary the same information required to be set forth in a shareholder’s nomination notice that pertains to the nominee.

In addition, under the Corporate Governance Guidelines, shareholders who recommend candidates for consideration by the Governance Committee to serve as directors should include in the notice required by the Bylaws described above:

•	The candidate’s name;

•	A detailed biography outlining the candidate’s relevant background, professional and business experience, community leadership and other significant accomplishments;

•	A statement by the shareholder outlining the reasons why the candidate’s skills, experience and background would make a valuable contribution to the Board; and

•
The names of a minimum of two references who have either worked with the candidate, served on a Board with the candidate or can otherwise provide relevant perspective on the candidate’s capabilities as a potential Board member.

This information is similar to that considered by the Governance Committee when it considers the nomination of new Directors proposed through one or more Board members.

Board Composition

On an annual basis, the Board reviews the composition of the entire Board and seeks to align Board composition with the Company’s strategic direction so that Board members bring the skills, experience and backgrounds that are relevant to the key strategic and operational issues that they will review and approve. Each individual Board member and Board nominee is expected to have certain minimum experience, qualifications, attributes and skills, including integrity and accountability, informed judgment, financial literacy, mature confidence, high performance standards, willingness to be a team player, decisiveness and community focus and involvement. In addition, the overall make-up of the Board is designed to ensure that the Board as a whole has certain core competencies, including financial expertise, CEO and senior management experience, public company experience, risk management experience, financial services experience, leadership qualities, executive compensation experience and strategic vision, development and monitoring experience.

Miscellaneous Matters

NewAlliance believes in having a strong, effective Board of Directors to lead the Company. The Board periodically devotes all or portions of its meetings to educational and strategic programs. In 2008, 2009 and 2010 the Board held educational sessions conducted by outside organizations. The Board also meets annually at an off-site location for a retreat focusing on one or more topical subjects and at which outside consultants and experts make presentations. Each director is responsible for her/his own continuing education, which includes attendance at at least one RiskMetrics approved or similar event each year, and the Governance Committee attempts to facilitate the process with recommendations for off-site opportunities as well as arranging any on-site opportunities. All directors are provided with subscriptions to multiple publications that focus on topics of interest to directors of public companies and/or banks.

Directors have access to members of the Bank’s senior management team at all times. In addition, the Board has the authority to retain independent advisors as it deems appropriate at the Company’s expense. The Governance Committee also reviews director compensation recommendations before they are proposed to the full Board.

Communications with the Board

Pursuant to NewAlliance’s Corporate Governance Guidelines, interested parties, including shareholders, wishing to communicate directly with the Board or any independent directors should send written communications to:

Julia M. McNamara
Chair of the Governance Committee of the Board of Directors
NewAlliance Bancshares, Inc.
195 Church Street
New Haven, Connecticut 06510

Each communication will be reviewed by the Chair and discussed with the Governance Committee. After review, the Committee will determine an appropriate response or course of action to address any concern expressed in the communication, which may include discussing the matter raised with the Board as a whole, with the independent or non-management directors in private executive session, with the chief executive officer, and/or with other members of the senior management team, as appropriate.

Item 11. Executive Compensation.

COMPENSATION OF
EXECUTIVE OFFICERS AND DIRECTORS

Annual Compensation

The following “Summary Compensation Table” sets forth certain information with respect to the compensation of NewAlliance’s principal executive officer (Ms. Patterson), principal financial officer (Mr. MacInnes), and the three other most highly compensated executive officers during 2010 (Ms. Brathwaite and Messrs. Kirby and Chaffee). Each individual listed in the table below may be referred to as a Named Executive Officer or NEO. Performance based compensation is intended to provide a substantial percentage of total compensation to the NEOs, and the actual percentage will depend on the performance of NewAlliance’s stock price over time. The material terms of each officer’s employment agreement are disclosed below beginning on page 22. In 2010 NewAlliance accelerated payment of certain bonuses, time-vested restricted stock awards and accumulated cash dividends on the underlying shares, performance share awards and certain cash severance payments in connection with its pending merger with First Niagara.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus($) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(3) (f)	Non-Equity Incentive Plan Compensation ($)(4) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5) (h)	All Other Compen- sation ($)(6) (7) (i)	Total ($) (j)

Peyton R. Patterson Chairman, President and Chief Executive Officer	2010 2009 2008	752,766 730,923 715,000	0 0 0	792,704 716,415 0	235,372 245,243 0	1,213,670 1,178,320 713,749	633,513 651,718 312,960	3,479,146 254,770 200,589	7,107,171 3,777,389 1,942,298

Glenn I. MacInnes Executive Vice President – Chief Financial Officer	2010 2009	360,920 53,846	150,000 75,000	206,486 330,300	61,314 57,900	437,760 70,000	N/A N/A	144,358 9,837	1,210,838 596,883

Gail E. D. Brathwaite Executive Vice President - Chief Operating Officer	2010 2009 2008	372,197 360,747 351,000	0 0 0	212,298 191,873 0	63,038 65,682 0	450,065 436,956 256,950	266,718 200,066 102,988	2,227,268 108,202 84,366	3,591,536 1,363,526 795,304

Donald T. Chaffee Executive Vice President – Chief Credit Officer	2010 2009 2008	281,655 272,831 265,000	0 230,400 0	135,946 122,859 0	40,346 42,056 0	255,435 247,995 159,157	280,084 251,279 183,926	908,770 81,506 59,226	1,902,284 1,248,926 667,309

Cecil Eugene Kirby, Jr. Executive Vice President of the Company and President of the Bank	2010 2009	436,351 289,423	0 0	267,371 368,168	79,388 129,786	526,320 344,000	N/A N/A	270,666 91,125	1,580,096 1,222,502

SUMMARY COMPENSATION TABLE

(1)
In addition to salary, the amounts disclosed in this column include amounts deferred under the NewAlliance Bank 401(k) Plan. NewAlliance periodically reviews, and may increase, base salaries in accordance with the terms of employment agreements with each of the Named Executive Officers. Annual base salaries as of the date of this disclosure are as follows: Ms. Patterson: $758,544; Mr. MacInnes: $364,800; Ms. Brathwaite: $375,054; Mr. Chaffee: $283,817 and Mr. Kirby: $438,600.

(2)
These amounts represent the aggregate grant date fair value of restricted stock awards and performance share awards made in 2010 to all of the NEOs. The grant date fair value of each award was determined in accordance with FASB ASC Topic 718. For a breakout of the grant date fair value of each grant of restricted stock awards and performance share awards, including the incremental fair value associated with the accelerated vesting of the performance share awards in December 2010, see “Grants of Plan-Based Awards.” Assumptions made in valuing these awards are disclosed in footnote 12, “Stock Based Compensation” to NewAlliance’s Consolidated Financial Statements for the year ended December 31, 2010, as contained in NewAlliance’s Annual Report on Form 10-K, and are incorporated herein by reference. The vesting of these awards was accelerated in December 2010 in connection with the pending merger with First Niagara. The accelerated vesting of the performance share awards in December 2010 resulted in an increase in the incremental fair value of the May 2010 grants of approximately $2.07 per share, which incremental fair value is also shown in the table.

(3)
These amounts represent the aggregate grant date fair value of stock option awards made in 2010 and 2009 to all of the NEOs. The grant date fair value of each award was determined in accordance with FASB ASC Topic 718. No such awards were made in 2008 to the NEOs. Assumptions made in valuing these awards are disclosed in footnote 12, “Stock Based Compensation” to NewAlliance’s Consolidated Financial Statements for the year ended December 31, 2010, as contained in NewAlliance’s Annual Report on Form 10-K.

(4)
These amounts represent cash bonus incentives earned for performance in 2010, 2009 and 2008 pursuant to the Executive Incentive Plan. The actual amounts paid were slightly less than shown as partial payment of these awards was made in December 2010 in connection with the pending merger with First Niagara, and discounted due to the earlier payment.

(5)
These amounts represent the aggregate change in the actuarial present value of each NEO’s accumulated benefits under all defined benefit and actuarial pension plans (including supplemental plans) from the prior fiscal year to the covered fiscal year for each of years December 31, 2010, 2009 and 2008. These plans no longer accept new participants and, as a consequence, no benefits are shown for Mr. Kirby or Mr. MacInnes. During the years shown, there were no payments or allocations of above-market or preferential earnings (defined for these purposes as interest paid above 120% of the applicable federal long-term rate) on compensation that is deferred on a basis that is not tax-qualified, including earnings on nonqualified defined contribution plans. The aggregate amount for each NEO is comprised of the following components:

December 31, 2008 Year

	Employees’
	Retirement Plan	Pension SERP
	of NewAlliance	of NewAlliance
	Bank	Bank

Ms. Patterson	$37,167	$275,793
Mr. MacInnes	N/A	N/A
Ms. Brathwaite	$30,589	$72,399
Mr. Chaffee	$51,214	$132,712
Mr. Kirby	N/A	N/A

December 31, 2009 Year

	Employees’
	Retirement Plan	Pension SERP
	of NewAlliance	of NewAlliance
	Bank	Bank

Ms. Patterson	$49,998	$601,720
Mr. MacInnes	N/A	N/A
Ms. Brathwaite	$41,682	$158,384
Mr. Chaffee	$65,343	$185,936
Mr. Kirby	N/A	N/A

December 31, 2010 Year

	Employees’
	Retirement Plan	Pension SERP
	of NewAlliance	of NewAlliance
	Bank	Bank

Ms. Patterson	71,948	561,565
Mr. MacInnes	N/A	N/A
Ms. Brathwaite	61,689	205,029
Mr. Chaffee	84,205	195,879
Mr. Kirby	N/A	N/A

In accordance with applicable SEC disclosure rules, the change in the actuarial present value of accumulated benefits shown in the table are based on the amounts payable at the executive’s normal retirement age, as the tax-qualified pension plan provides for a benefit reduction in the event of early retirement. However, under the pension SERP, there is no reduction in benefits for participants who elect early retirement and who have at least 19 years of service. Because the early retirement benefits can be paid as soon as six months following the early retirement date, the current present value of the early retirement benefits can be higher than the current present value of the normal retirement benefits.

(6)

For all NEOs these totals include (a) amounts contributed or allocated, as the case may be, to the NewAlliance Bank 401(k) Plan and the NewAlliance Bancshares Employee Stock Ownership Plan (referred to in this 10-K/A as the ESOP) and the supplemental plans related to these tax-qualified plans, (b) perquisites and other personal benefits, (c) the value of the accelerated restricted stock awards accelerated in December 2010 for tax planning purposes in connection with the pending acquisition by First Niagara, minus the grant date fair values of such awards shown in the Stock Awards column, and (d) for Ms. Brathwaite, a prepayment of $600,000 of her cash severance in December 2010 for tax planning purposes. The amounts related to the 401(k) Plan, the ESOP and the supplemental plans related to these tax-qualified plans are as follows:

(7)

With respect to the accelerated vesting of the performance share awards in December 2010 for tax planning purposes, the number of shares earned and paid was based on the Company’s performance through November 30, 2010. While the level of performance achieved through November 30, 2010 was higher than the target level, the number of performance shares actually paid to each Named Executive Officer was below the target number of shares, as the number of shares earned was reduced by pro-ration factors to reflect the reduction in the three-year performance period. As a result, the value of the performance shares actually paid in December 2010 was less than the grant date fair value of the target performance shares shown in the Stock Awards column for each NEO. The full values of the restricted stock awards (including accumulated cash dividends on the underlying shares) and the performance shares that had accelerated vesting in December 2010 are shown in the tables under “- Potential payments Upon Termination of Employment or Change in Control as of December 31, 2010.”

December 31, 2008 Year
	401(k)		401(k)	ESOP	Total
	Plan ($)	ESOP ($)	SERP ($)	SERP ($)	($)

Ms. Patterson	7,089	10,068	23,281	35,159	75,597
Mr. MacInnes	N/A	N/A	N/A	N/A	N/A
Ms. Brathwaite	7,050	10,110	6,610	10,028	33,798
Mr. Chaffee	7,062	10,097	3,040	4,821	25,020
Mr. Kirby	N/A	N/A	N/A	N/A	N/A

December 31, 2009 Year
	401(k)		401(k)	ESOP	Total
	Plan ($)	ESOP ($)	SERP ($)	SERP ($)	($)

Ms. Patterson	10,120	6,462	50,713	33,497	100,792
Mr. MacInnes	0	0	0	0	0
Ms. Brathwaite	10,098	6,470	15,693	10,300	42,561
Mr. Chaffee	10,105	6,467	7,905	5,397	29,874
Mr. Kirby	6,615	0	0	0	6,615

December 31, 2010 Year
	401(k)		401(k)	ESOP	Total
	Plan ($)	ESOP ($)	SERP ($)	SERP ($)	($)

Ms. Patterson	9,800	9,150	67,443	62,968	149,361
Mr. MacInnes	9,800	0	11,822	0	21,622
Ms. Brathwaite	9,800	9,150	22,566	21,069	62,585
Mr. Chaffee	9,800	9,150	20,602	19,235	58,787
Mr. Kirby	9,800	9,150	21,414	0	40,364

Compensation in the form of perquisites and other personal benefits provided by NewAlliance during 2010 include the following:

	Health	Dividends
	and	on	Gross	Car Service
	Life	Restricted	Automobile	Categorized
	Benefits	Stock	Allowance	as Personal	Incidental
	($)(a)	($)(b)	($)(c)	Use ($)	($)	Total

Ms. Patterson	12,709.44	411,638.36	17,875.20	42,655	312	485,190
Mr. MacInnes	11,881.32	10,740.10	9,000.00	0	312	31,933
Ms. Brathwaite	9,821.40	195,579.30	11,659.92	0	312	219,373
Mr. Chaffee	11,515.80	87,710.14	9,716.64	0	312	109,255
Mr. Kirby	15,542.04	9,688.07	9,529.92	0	0	34,760

(a)
Represents the sum of the premiums paid by NewAlliance for health insurance and group term life insurance coverage in excess of $50,000, with respect to all NEOs, and the imputed value of a $5,000 life insurance benefit, with respect to all NEOs except Messrs. MacInnes, Chaffee and Kirby.

(b)
Represents the dollar value of dividends paid on restricted stock awarded under the Long-Term Compensation Plan that was not factored into the grant date fair value required to be reported for the awards reported in column (e) of the Summary Compensation Table.

(c)
The gross automobile allowance includes tax gross-up payments amounting to $8,275 for Ms. Patterson, $0 for Mr. MacInnes, $4,460 for Ms. Brathwaite, $3,717 for Mr. Chaffee, and $3,526.07 for Mr. Kirby.

Employment Agreements

NewAlliance Bank and NewAlliance Bancshares have entered into employment agreements with certain executive officers, including the Named Executive Officers. The employment agreements are intended to ensure that NewAlliance will be able to maintain stable and competent management. The Company’s success depends to a significant degree on the skills, competence and continued employment of these officers.

The employment agreements provide for initial terms of three years for Ms. Patterson, Mr. Kirby and Ms. Brathwaite, two and one-half years for Mr. MacInnes, and two years for Mr. Chaffee. Each year, the employment agreements may be extended for an additional year, provided, however, that no agreement may be extended beyond the executive’s 65th birthday, which is the normal retirement date under the pension plan. The employment agreements provide that each executive’s base salary will be reviewed annually, and provide for participation in the cash incentive plans, stock benefit plans and other fringe benefits available to executive officers. The employment agreements also provide that the Company will indemnify each executive to the fullest extent legally allowable against personal liability arising out of the executive’s employment.

The employment agreements further provide that if an executive’s employment is terminated other than for cause, death or disability or if the executive terminates his or her employment for certain specified circumstances as set forth in the agreement, in each case prior to a change in control, he or she will be entitled to receive a lump sum amount equal to the sum of (a) the executive’s base salary at the date of termination plus (b) the highest amount of cash incentive compensation earned by the executive during the three calendar years immediately preceding the year in which termination occurs (however, pursuant to Mr. MacInnes’ employment agreement the amount specified in (b) above is replaced with (i) $210,000 prior to the time that he is eligible to receive cash incentive compensation from NewAlliance attributable to performance over a period of one full year or (ii) subsequent to that time, the highest amount of annual cash incentive compensation earned by him during the three calendar years immediately preceding the year in which the termination occurs) multiplied by, with respect to Ms. Patterson, three, and with respect to the other Named Executive Officers, a fraction equal to either the months remaining in the term of the agreement, or 24 months, whichever is greater, divided by 12. This amount will be discounted to present value based on the applicable federal rate and paid within 30 days after termination. In addition, the executive will be entitled to receive the contributions that would have been made on the executive’s behalf to any of the Company’s employee benefit plans during the same periods over which the severance benefits will be paid as described in the immediately preceding sentence (three years for Ms. Patterson and either the months remaining in the term of the agreement or 24 months, whichever is greater, for the other executive officers). The executive also will be entitled to receive the amount of his or her bonus actually earned under the Executive Incentive Plan (or such other short-term compensation plans that NewAlliance may adopt in the future) during the year of termination, with the amount of the earned bonus to be paid to be pro-rated to reflect the number of days the executive was employed during the year. NewAlliance would also be obligated to continue and/or pay for the former executive’s life, health, dental and disability coverage for the period during which severance benefits are being provided, or to make a cash payment to the former executive in an amount equal to the cost of providing these benefits.

Upon termination of the executive’s employment, the executive will become subject to a non-competition restriction for the lesser of two years or the remaining term of the agreement, unless the executive’s employment terminates upon or within one year after a change in control, excluding termination of employment for cause. Each employment agreement also provides that for two years after the executive’s termination for any reason, the executive agrees not to solicit NewAlliance customers or to solicit NewAlliance employees to accept other employment. Any compensation that the executive earns subsequent to the first year after termination through the end of the period for which severance benefits are to be provided will offset the Company’s severance benefit obligations dollar for dollar. In addition, to the extent the executive obtains employment which provides substantially similar health and welfare benefits, the Company’s health and welfare benefits obligations to the executive will be reduced.

Under the employment agreements, if voluntary or involuntary termination follows a change in control of NewAlliance Bancshares or NewAlliance Bank, the executive or, if the executive dies, his/her beneficiary, would be entitled to receive a severance benefit calculated in substantially the same manner as described above except that the benefit will be paid in a lump sum that is not discounted to present value, will amount to three times the sum of the base salary and highest level of cash incentive compensation earned in any one of the three calendar years immediately preceding the year in which the date of termination occurs and will include the value of the contributions that would have been made on the executive’s behalf to any employee benefit plans of the Company for a three-year period after termination. The executive would also be entitled to receive the pro rata portion of any earned cash incentive award as described above. In addition, Ms. Patterson and Ms. Brathwaite would receive the value of their stock benefits described above and would also receive additional age and service credit under the terms of the pension plan SERP in which they are participants as previously described. NewAlliance would be obligated to continue and/or pay for the executive’s life, health, dental and disability coverage for three years. Ms. Patterson and Ms. Brathwaite would also be entitled to receive an additional tax indemnification payment if payments under the employment agreements or any other payments triggered liability under Sections 280G and 4999 of the Internal Revenue Code for an excise tax on “excess parachute payments.” Under applicable law, the excise tax is triggered by change in control-related payments that equal or exceed three times the executive’s average annual compensation over the five calendar years preceding the year in which the change in control occurs. The excise tax equals 20% of the amount of the payment in excess of one times the executive’s average compensation over the preceding five calendar-year periods. With respect to the agreements with each of Mr. Kirby, Mr. MacInnes and Mr. Chaffee, in the event payments and benefits under the employment agreement, together with other payments and benefits he may receive, would constitute an excess parachute payment under Section 280G of the Internal Revenue Code, these payments would be reduced to an amount necessary to avoid such payments constituting parachute payments unless the amount he would receive without regard to the Section 280G limit, after taking into account the imposition of excise and income taxes, would be greater than the after-tax amount if the payments and benefits were reduced to the Section 280G limit. If the executive’s employment is terminated in connection with a change in control, neither the non-competition provision nor the mitigation provision described above will apply.

In connection with the Merger, Ms. Brathwaite signed an Acknowledgment Agreement in December 2010 acknowledging that the prepayment of $600,000 of her cash severance constituted a modification of her employment agreement. See “Compensation Discussion and Analysis-Merger Related Developments”.

Long-Term Compensation Plan

The 2005 Long-Term Compensation Plan is a stock-based, long-term compensation plan that gives the Company flexibility in awarding equity incentives by permitting multiple types of awards. The plan’s principal purposes are to:

•	Attract, motivate and retain NewAlliance employees, particularly key employees and directors;
•	Enable those employees and directors to participate in NewAlliance’s long-term growth; and
•	Align further the financial interests of those employees and directors with the financial interests of NewAlliance shareholders.

NewAlliance reserved an aggregate of 15,982,223 shares of Company common stock for issuance under the plan, subject to adjustment to reflect stock splits and similar capital changes, to key employees, directors and other individuals. Consistent with customary practices for banks converting from mutual to stock ownership, the Compensation Committee granted approximately 75% of the available stock options and shares of restricted stock to the directors, executive officers, including the Named Executive Officers, and others on June 17, 2005. Additional grants were made to the NEOs in 2009 and 2010 and to directors in 2010.

The Plan provides for the grant of incentive and non-qualified stock options exercisable for the purchase of an aggregate of up to 11,415,874 shares of Company common stock, of which 3,962,192 shares remained available for future grants as of January 1, 2011, and the grant of restricted stock awards and performance share awards of up to 4,566,349 shares of Company common stock, of which approximately 550,000 shares remained available for future award as of January 1, 2011. As of January 1, 2011, NewAlliance had outstanding under the Plan (i) options to purchase 7,453,682 shares of common stock, of which options to purchase 6,634,472 shares were exercisable as of that date; and (ii) 402,559 shares of restricted and performance shares that had not vested.

The Board of Directors has appointed the Compensation Committee to administer the Plan. The Compensation Committee selects the participants and establishes the terms and conditions of each option or other equity right granted under the Plan. The Compensation Committee has broad discretion to set these terms, except that all stock options must have an exercise price at least equal to 100% of the fair market value of the underlying shares on the date of grant, and the term of any incentive stock option may not exceed ten years. These restrictions are consistent with the requirements for incentive stock options under Section 422 of the Internal Revenue Code. The Committee has, without exception, granted all stock options at an exercise price equal to the stock’s fair market value on the date of grant; the Company does not and has not back dated options.

Executive Incentive Plan

The NewAlliance Bank Executive Incentive Plan is an annual management incentive plan designed to reward the executive officers for contributing to the Company’s profitability, with the more senior officers being entitled to receive a higher percentage award. The Plan provides for cash payments equal to a percentage of a participant’s base salary based on the achievement of specific individual, team, and/or corporate goals during a 12-month period. In the case of the Chief Executive Officer, such percentage can equal up to 200% of base salary. The Plan includes a “clawback” provision providing for the forfeiture of incentives in the event of material financial restatements. The Plan is administered by the Compensation Committee.

The Compensation Committee may, in its discretion, discontinue the payment of any incentive awards if a participant’s employment is terminated for cause; if a participant competes with NewAlliance or interferes with the Company’s business relationships, either while employed with NewAlliance or after the termination of employment; or if a participant discloses any of the Company’s confidential information.

Plan-Based Compensation

The following tables provide information regarding plan-based compensation for 2010, and certain cumulative information about stock awards to the NEOs. Non-equity awards, or cash bonuses, are made each year under the Executive Incentive Plan, with the amount earned based on the satisfaction of performance criteria. Dividends on restricted stock (other than performance share awards) are paid to the award recipient on the same basis as dividends are paid to all other NewAlliance shareholders.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards	All Other Option Awards
Name (a)	Award Type	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (f)	Target (g)	Maximum (h)	Number of Shares of Stock or Units (#) (i)	Number of Securities Under-lying Options (#) (j)	Exercise or Base price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)

Peyton R.
Patterson
	Executive Incentive Plan	N/A	303,417	606,835	1,213,670	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	Performance Shares (2)	5/25/10	N/A	N/A	N/A	12,889	25,779	51,558	N/A	N/A	N/A	489,285
	Restricted Stock Awards (3)	5/25/10	N/A	N/A	N/A	N/A	N/A	N/A	25,779	N/A	N/A	303,419
	Stock Options (4)	5/25/10	N/A	N/A	N/A	N/A	N/A	N/A	N/A	112,082	11.77	235,372

Glenn I.
MacInnes
	Executive Incentive Plan	N/A	109,440	218,880	437,760	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	Performance Shares	5/25/10	N/A	N/A	N/A	3,857	6,715	13,430	N/A	N/A	N/A	127,451
	Restricted Stock Awards (3)	5/25/10	N/A	N/A	N/A	N/A	N/A	N/A	6,715	N/A	N/A	79,036
	Stock Options (4)	5/25/10	N/A	N/A	N/A	N/A	N/A	N/A	N/A	29,127	11.77	61,314

Gail E. D.
Brathwaite
	Executive Incentive Plan	N/A	112,516	225,032	450,065	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	Performance Shares (2)	5/25/10	N/A	N/A	N/A	3,457	6,904	13,808	N/A	N/A	N/A	131,038
	Restricted Stock Awards (3)	5/25/10	N/A	N/A	N/A	N/A	N/A	N/A	6,904	N/A	N/A	81,260
	Stock Options (4)	5/25/10	N/A	N/A	N/A	N/A	N/A	N/A	N/A	30,018	11.77	63,038

Donald T.
Chaffee
	Executive Incentive Plan	N/A	63,859	127,718	255,435	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	Performance Shares (2)	5/25/10	N/A	N/A	N/A	2,210	4,421	8,842	N/A	N/A	N/A	83,911
	Restricted Stock Awards (3)	5/25/10	N/A	N/A	N/A	N/A	N/A	N/A	4,421	N/A	N/A	52,035
	Stock Options (4)	5/25/10	N/A	N/A	N/A	N/A	N/A	N/A	N/A	19,221	11.77	40,364

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards	All Other Option Awards
Name (a)	Award Type	Grant Date (b)	Threshold ($) I	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)	Target ($) (g)	Maximum ($) (h)	Number of Shares of Stock or Units (#) (i)	Number of Securities Underlying Options (#) (j)	Exercise or Base price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)

Cecil Eugene
Kirby, Jr.
	Executive Incentive Plan	N/A	131,580	263,160	526,320	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	Performance Shares (2)	5/25/10	N/A	N/A	N/A	4,347	8,695	17,390	N/A	N/A	N/A	165,031
	Restricted Stock Awards (3)	5/25/10	N/A	N/A	N/A	N/A	N/A	N/A	8,695	N/A	N/A	102,340
	Stock Options (4)	5/25/10	N/A	N/A	N/A	N/A	N/A	N/A	N/A	37,804	11.77	79,388

(1)

The amounts shown are the nominal amounts payable to the NEOs under the Executive Incentive Plan for 2010. The actual amounts paid were at the maximum level, decreased slightly to reflect a present value discount since a partial payment of these awards was made in December 2010 in connection with the pending merger with First Niagara.

(2)

With respect to the performance share awards granted on May 25, 2010, the number of shares to be paid was dependent upon NewAlliance’s total shareholder return (defined as share price appreciation from May 28, 2010 through the end of the performance period, plus total dividends paid by NewAlliance during such period) as a percentage of the total shareholder return for all companies included in the SNL Thrift Index at both the beginning and the end of the performance period. The performance period was originally scheduled to end upon the earlier of May 31, 2013 or a change in control of NewAlliance, except that with respect to individual participants whose employment was terminated due to death or disability prior to such time, the last day of the performance period shall be deemed to be the date the participant’s employment is terminated. If a participant’s employment was terminated for any other reason, his or her unvested performance share awards would be forfeited. No performance shares would have been earned if NewAlliance’s total shareholder return had been below the 35th percentile of the companies in the SNL Thrift Index, with the target number of shares to be paid if NewAlliance’s performance had been at the 50th percentile and with the maximum of 200% of the target amount to be paid if NewAlliance’s performance had been at the 85th percentile or higher. If the performance period ended prior to May 31, 2013 due to a change in control or a participant’s death or disability, then the number of performance shares earned would be pro-rated to reflect the shortened period. In connection with the

Merger, all NEOs signed Acknowledgment Agreements, modifying the terms of the above awards, with accelerated vesting and payment of the awards occurring in December 2010. See “Compensation Discussion and Analysis-Merger Related Developments”. The grant date fair values for the performance share awards shown in the table include the incremental fair value associated with the accelerated vesting of the 2010 performance share awards.

(3)

Each of the restricted stock awards granted on May 25, 2010 were scheduled to become two-thirds vested on May 31, 2012, with the remaining one-third to become vested on May 31, 2013. In addition, notwithstanding the foregoing scheduled vesting dates, each of the restricted stock awards would become fully vested upon a change in control or if the participant’s employment was terminated due to death or disability. If a participant’s employment had been terminated for any other reason, his or her unvested restricted stock awards would have been forfeited. Dividends on the restricted stock awards accumulate from the date of grant to the date of vesting at the same rate that dividends are paid to the Company’s shareholders, with the accumulated dividends paid at the time the awards vest. In connection with the Merger, all NEOs signed Acknowledgment Agreements, modifying the terms of the above awards, with accelerated vesting and payment of the awards occurring in December 2010. See “Compensation Discussion and Analysis-Merger Related Developments”.

(4)

Each of the stock options granted in 2010 become one-fourth vested on each of the first four annual anniversaries of the date of grant, except that the vesting dates for the grants on May 25, 2010 are May 31, 2011, May 31, 2012, May 31, 2013 and May 31, 2014. Notwithstanding the foregoing scheduled vesting dates, each of the stock option grants will become fully vested upon a change in control or if the participant’s employment is terminated due to death, disability or retirement. If a participant’s employment is terminated for any other reason, his or her unvested stock options will be forfeited.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards

									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
								Number	Payout
			Equity					of	Value of
			Incentive					Unearned	Unearned
		Number of	Plan Awards:			Number	Market	Shares,	Shares,
	Number of	Securities	Number of			of Shares	Value of	Units or	Units or
	Securities	Underlying	Securities			or Units	Shares or	Other	Other
	Underlying	Unexercised	Underlying			of Stock	Units of	Rights	Rights
	Unexercised	Options	Unexercised	Option		That	Stock That	That Have	That Have
	Options	(#)	Unearned	Exercise	Option	Have Not	Have Not	Not	Not
	(#)	Unexercisable(1)	Options	Price	Expiration	Vested(2)	Vested(2)	Vested(2)	Vested(2)
Name	Exercisable		(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Peyton R.
Patterson	1,890,300	0	0	14.39	6/17/2015	0	0	0	0

Peyton R.
Patterson	25,870	77,608	0	12.94	5/29/2019	0	0	0	0

Peyton R.
Patterson	0	112,082	0	11.77	5/28/2020	0	0	0	0

Glenn I.
MacInnes(3)	7,500	22,500	0	11.01	11/2/2019	0	0	0	0

Glenn I.
MacInnes	0	29,197	0	11.77	5/28/2020	0	0	0	0

Gail E.D.
Brathwaite	720,000	0	0	14.39	6/17/2015	0	0	0	0

Gail E.D.
Brathwaite	6,929	20,785	0	12.94	5/29/2019	0	0	0	0

Gail E.D.
Brathwaite	0	30,018	0	11.77	5/28/2020	0	0	0	0

Donald T.
Chaffee	275,000	0	0	14.39	6/17/2015	0	0	0	0

Donald T.
Chaffee	4,436	13,309	0	12.94	5/29/2019	0	0	0	0

Donald T.
Chaffee	N/A	N/A	N/A	N/A	N/A	0	0	0	0

Cecil
Eugene
Kirby, Jr.	0	19,221	0	11.77	5/28/2020	0	0	0	0

Cecil
Eugene
Kirby, Jr.(4)	7,500	22,500	0	13.70	5/4/2019	0	0	0	0
Cecil
Eugene
Kirby, Jr.	5,874	17,622	0	12.94	5/29/2019	0	0	0	0

(1)

Except as otherwise noted, all of the stock options granted in 2010 are scheduled to become one-fourth vested on each of the first four annual anniversaries of the date of grant, except that the vesting dates for the grants on May 28, 2010 are May 31, 2011, May 31, 2012, May 31, 2013 and May 31, 2014.

(2)

In connection with the Merger, all NEOs signed Acknowledgment Agreements which provided for the accelerated vesting and payment in December 2010 of all then outstanding restricted stock awards and performance share awards held by such NEO. See “Compensation Discussion and Analysis-Merger Related Developments”. As a result, no restricted stock awards or performance share awards were held by any of the NEOs as of December 31, 2010.

(3)	The stock options granted to Mr. MacInnes are scheduled to become one-fourth vested on each of November 2, 2010-2014.

(4)	The stock options granted to Mr. Kirby are scheduled to become one-fourth vested on each May 4, 2010-2013.

Option Exercises and Stock Vested

	Option Awards		Stock Awards

Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e) (1)
Peyton R. Patterson	0	0	112,350	1,349,323	(1)
Peyton R. Patterson	0	0	235,794	3,442,592	(2)
Peyton R. Patterson	0	0	32,606	476,047	(3)
Glenn I. MacInnes	0	0	10,000	129,500	(4)
Glenn I. MacInnes	0	0	26,715	390,039	(2)
Glenn I. MacInnes	0	0	3,731	54,473	(3)
Gail E.D. Brathwaite	0	0	54,150	650,341	(1)
Gail E.D. Brathwaite	0	0	103,251	1,507,465	(2)
Gail E.D. Brathwaite	0	0	8,733	127,502	(3)
Donald T. Chaffee	0	0	23,250	279,232	(1)
Donald T. Chaffee	0	0	57,759	843,281	(2)
Donald T. Chaffee	0	0	5,592	81,644	(3)
Cecil Eugene Kirby, Jr.	0	0	5,001	64,912	(5)
Cecil Eugene Kirby, Jr.	0	0	23,863	348,400	(2)

(1)	These restricted shares vested on January 1, 2010, and the amount shown is based on a closing price of $12.01 per share on that date.
(2)	These restricted shares had accelerated vesting on December 20, 2010, and the amount shown is based on a closing price of $14.60 per share on that date.

(3)	These performance shares had accelerated vesting on December 20, 2010, and the amount shown is based on a closing price of $14.60 per share on that date.
(4)	These shares vested on November 2, 2010, and the amount shown is based on a closing price of $12.95 per share on that date.
(5)	These shares vested on May 4, 2010, and the amount shown is based on a closing price of $12.98 per share on that date.

Retirement Plans

          Pension Plan. NewAlliance Bank maintains a non-contributory defined benefit plan, or pension plan, known as the Employees Retirement Plan of NewAlliance Bank, which is intended to satisfy the tax-qualification requirements of Section 401(a) of the Internal Revenue Code. Employees hired or re-hired after January 1, 2008 are not eligible to participate in the plan. Generally, employees in the plan became eligible to participate in the pension plan once they reach age 21 and complete 1,000 hours of service in a consecutive 12-month period. Participants are credited with one year of vesting service for each plan year in which they complete at least 1,000 hours of service. Participants become fully vested in their benefits under the pension plan upon the completion of five years of vesting service.

          In general, a participant’s normal retirement benefit under the Plan is determined by multiplying the participant’s years of benefit service, not to exceed 30 years, by the sum of (a) 1% of the participant’s average final compensation (defined as the average annual compensation for the five consecutive years that produce the highest average), plus (b) 1% of the amount by which the participant’s average final compensation exceeds “covered compensation,” determined in accordance with tables issued by the Social Security Administration. However, because the benefit formula under the pension plan has been amended over the years, the formula used to determine a particular participant’s benefit may vary depending upon when years of benefit service were credited.

          In general, the plan provides for a monthly retirement benefit that, unless otherwise deferred, is payable beginning on the participant’s normal retirement date, which is the first day of the month following the later of a participant’s 65th birthday and the date on which a participant completes five years of benefit service. A participant may also be eligible to receive a monthly retirement benefit under the plan commencing on his or her early retirement date, which is the first day of the month following the later of a participant’s 55th birthday and the date on which a participant completes 10 years of benefit service. Benefits received prior to a participant’s normal retirement date are reduced by certain factors set forth in the plan. In addition, a participant may also receive a disability benefit under the plan in the event of certain circumstances set forth in the plan. Participants credited with five years of vesting service whose employment terminates may also be eligible to receive benefits under the plan.

          At December 31, 2010, the Plan’s liabilities exceeded assets by approximately $14.2 million. The approximate years of benefit service credited under the Plan as of December 31, 2010 for the Named Executive Officers was as follows:

Name	Years of Service

Peyton R. Patterson	10
Glenn I. MacInnes	N/A
Gail E. D. Brathwaite	9
Donald T. Chaffee	9
Cecil Eugene Kirby, Jr.	N/A

          Supplemental Executive Retirement Plans. NewAlliance also maintains the Supplemental Executive Retirement Plan, or SERP, a non-tax-qualified, supplemental retirement plan that provides certain executives, including the NEOs, with pension benefits that cannot be provided directly through the tax-qualified employee pension plan because of Internal Revenue Code limits on benefits payable through a tax-qualified plan. The SERP pays to each participant an amount equal to the amount that would have been payable under the terms of the pension plan but for the limitations in the Internal Revenue Code, less the amount payable under the terms of the pension plan. The SERP also includes short-term incentive compensation in the definition of income. The SERP provides that benefits will be in the form of a single life annuity if the participant is single or a joint and 50% survivor annuity if the participant is married, except that participants may elect to receive their SERP benefits in the form of (a) a lump sum distribution, (b) a joint and 100% survivor annuity if married, (c) a five-year certain annuity, or (d) a ten-year certain annuity, with each alternative form being actuarially equivalent. If a participant has a separation from service following a change in control, then the SERP benefits shall be paid in a single lump sum discounted to present value.

          The following table provides information regarding the retirement benefits for Named Executive Officers under the Pension Plan and the SERP.

Pension Benefits

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefits(1) ($) (d)	Payments During Last Fiscal Year ($) (e)
Peyton R. Patterson	Retirement Plan	10	290,578	0
	SERP	10	2,920,788	0
Glenn I. MacInnes	Retirement Plan	N/A	N/A	N/A
	SERP	N/A	N/A	N/A
Gail E. D. Brathwaite	Retirement Plan	9	233,590	0
	SERP	9	789,338	0
Donald T. Chaffee	Retirement Plan	9	375,850	0
	SERP	9	957,358	0
Cecil Eugene Kirby	Retirement Plan	N/A	N/A	N/A
	SERP	N/A	N/A	N/A

(1)

These amounts represent the actuarial present value of each NEO’s accumulated benefits payable at normal retirement age under the Retirement Plan and the pension plan SERP at December 31, 2010. Assumptions made in calculating these amounts are disclosed in footnote 1, “Summary of Significant Accounting Policies–Pension and Other Postretirement Benefit Plans” to NewAlliance’s Consolidated Financial Statements for the year ended December 31, 2010, as contained in NewAlliance’s Annual Report on Form 10-K incorporated herein by reference. These plans no longer accept new participants and, as a consequence, no benefits are shown for Messrs. Kirby and MacInnes.

          NewAlliance also maintains the 401(k) Supplemental Executive Retirement Plan, or 401(k) SERP, and the Employee Stock Ownership Plan Supplemental Executive Retirement Plan, or ESOP SERP, to provide supplemental benefits to certain employees designated by the Board of Directors whose benefits under the Employee Stock Ownership Plan and the NewAlliance 401(k) Plan are reduced by limitations imposed by the Internal Revenue Code. The supplemental benefits under the 401(k) SERP and the ESOP SERP will equal the amount of the additional benefits the participants would otherwise receive under the 401(k) Plan and the ESOP, respectively, in the absence of the income limitations imposed by the Internal Revenue Code.

          The following tables provide information regarding these two defined contribution plans which provide for the deferral of compensation on a basis that is not tax-qualified.

Non-qualified Defined Contribution Plan Benefits
401(k) SERP

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY(1) ($) (c)	Aggregate Earnings in Last FY(2) ($) (d)	Aggregate Withdrawals / Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)

Peyton R. Patterson	0	67,443	46,924	0	285,837

Glenn I. MacInnes	0	11,822	0	0	11,822

Gail E. D. Brathwaite	0	22,566	13,804	0	86,833

Donald T. Chaffee	0	20,602	7,279	0	54,482

Cecil Eugene Kirby	0	21,414	0	0	21,414

(1)

The contributions and other allocations in this column are included in the All Other Compensation column in the summary compensation table for 2010. The amounts in this column exclude allocations of dividends, which are included in the earnings column.

(2)

The amounts shown in the earnings column include appreciation in the value of NewAlliance common stock during the year, which amount is not included in the summary compensation table. The earnings column also includes dividends on NewAlliance’s common stock, and the amount of dividends are included (together with employer contributions) in the All Other compensation column in the summary compensation column.

ESOP SERP

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY(1) ($) (c)	Aggregate Earnings in Last FY(2) ($) (d)	Aggregate Withdrawals / Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)

Peyton R. Patterson	0	62,968	85,383	0	458,720

Glenn I. MacInnes	0	0	0	0	0

Gail E. D. Brathwaite	0	21,069	25,201	0	137,889

Donald T. Chaffee	0	19,235	15,366	0	90,439

Cecil Eugene Kirby	0	0	0	0	0

(1)

The contributions in this column are included in the All Other Compensation column in the summary compensation table for 2010. The amounts in this column exclude allocations of dividends, which are included in the earnings column.

(2)

The amounts shown in the earnings column include appreciation in the value of NewAlliance common stock, which amount is not included in the summary compensation table. The earnings column also includes dividends on NewAlliance’s common stock, and the amount of dividends are included (together with employer contributions) in the All Other compensation column in the summary compensation column.

Potential Payments Upon Termination of Employment or Change in Control as of December 31, 2010

          NewAlliance has entered into certain agreements and maintains certain plans that will require NewAlliance to provide compensation to Named Executive Officers in the event of a termination of employment or a change in control of NewAlliance Bancshares or NewAlliance Bank. Those agreements are described above under the caption “Employment Agreements.” The amount of compensation payable to each of the five Named Executive Officers in each situation is listed in the following five tables below, assuming that the termination of employment or change in control had occurred as of December 31, 2010 based on assumptions required to be used by the disclosure requirements set forth in the regulations of the Securities and Exchange Commission. The amounts in such tables do not reflect the amounts projected to be paid in connection with the pending acquisition of NewAlliance by First Niagara. While the tables for Peyton Patterson and Gail Brathwaite in this section show that they would have been entitled to receive a tax gross-up payment as a result of Section 280G of the Code equal to $5.2 million and $2.3 million, respectively (“280G tax gross-up payments”), if a change in control had occurred as of December 31, 2010, the 280G tax gross-up payments will not be paid in connection with the pending acquisition by First Niagara because of tax planning that occurred in December 2010. The acquisition is expected to be completed in the second quarter of 2011. The amounts projected to be paid in connection with such acquisition are set forth under the heading “Projected Payments in Connection With the Pending Acquisition by First Niagara.”

Potential Payments Upon Termination of Employment or Change in Control as of December 31, 2010 – Patterson

			Involuntary
			Termination	Change in
			Without Cause	Control
			or Termination by	With
	Voluntary	Termination	the Executive for	Termination of	Death or
Payments and Benefits	Termination	for Cause	Good Reason	Employment	Disability (r)	Retirement (s)

Bonus for 2010 (a)	$–	$–	$1,213,670	$1,213,670	$1,213,670	$–
Accrued vacation pay (b)	14,587	–	14,587	14,587	14,587	14,587

Severance payments and benefits: (c)
Base salary (d)	–	–	2,263,070	2,275,632	–	–
Bonuses (e)	–	–	3,515,447	3,534,960	–	–
401(k) matching contributions (f)	–	–	29,178	29,178	–	–
401(k) SERP (g)	–	–	200,801	200,801	–	–
ESOP allocations (h)	–	–	27,243	–	–	–
ESOP SERP (i)	–	–	187,477	187,477	–	–
Pension plan SERP (j)	–	–	8,918,840	9,072,439	–	–
Insurance premiums (k)	–	–	47,392	47,392	–	–
§280G tax gross-up (l)	–	–	–	5,237,567	–	–

Equity awards: (m)
Unvested stock options (n)	–	–	–	518,104	518,104	–
Unvested restricted stock awards (o)	–	–	3,724,467	3,724,467	3,724,467	–
Unvested performance-based stock awards (p)	–	–	–	476,047	476,047	–

Total payments and benefits (q)	$14,587	$–	$20,142,172	$26,532,321	$5,946,875	$14,587

Potential Payments Upon Termination of Employment or Change in Control as of December 31, 2010– Kirby

			Involuntary
			Termination	Change in
			Without Cause	Control
			or Termination by	With
	Voluntary	Termination	the Executive for	Termination of	Death or
Payments and Benefits	Termination	for Cause	Good Reason	Employment	Disability (r)	Retirement (s)

Bonus for 2010 (a)	$–	$–	$526,320	$526,320	$526,320	$–
Accrued vacation pay (b)	8,435	–	8,435	8,435	8,435	8,435

Severance payments and benefits: (c)
Base salary (d)	–	–	982,799	1,315,800	–	–
Bonuses (e)	–	–	770,823	1,032,000	–	–
401(k) matching contributions (f)	–	–	21,915	29,178	–	–
401(k) SERP (g)	–	–	89,042	118,555	–	–
ESOP allocations (h)	–	–	20,461	–	–	–
ESOP SERP (i)	–	–	60,122	80,049	–	–
Pension plan SERP (j)	–	–	–	–	–	–
Insurance premiums (k)	–	–	42,475	58,520	–	–
§280G tax cutback (l)	–	–	–	–	–	–

Equity awards: (m)
Unvested stock options (n)	–	–	–	186,100	186,100	–
Unvested restricted stock awards (o)	–	–	–	356,688	356,688	–
Unvested performance-based stock awards (p)	–	–	–	131,152	131,152	–

Total payments and benefits (q)	$8,435	$–	$2,522,392	$3,842,797	$1,208,695	$8,435

Potential Payments Upon Termination of Employment or Change in Control as of December 31, 2010– MacInnes

			Involuntary
			Termination	Change in
			Without Cause	Control
			or Termination by	With
	Voluntary	Termination	the Executive for	Termination of	Death or
Payments and Benefits	Termination	for Cause	Good Reason	Employment	Disability (r)	Retirement (s)

Bonus for 2010 (a)	$–	$–	$437,760	$437,760	$437,760	$–
Accrued vacation pay (b)	7,015	–	7,015	7,015	7,015	7,015

Severance payments and benefits: (c)
Base salary (d)	–	–	817,431	1,094,400	–	–
Bonuses (e)	–	–	470,561	630,000	–	–
401(k) matching contributions (f)	–	–	21,915	29,178	–	–
401(k) SERP (g)	–	–	26,436	35,198	–	–
ESOP allocations (h)	–	–	20,461	–	–	–
ESOP SERP (i)	–	–	46,564	61,997	–	–
Pension plan SERP (j)	–	–	–	–	–	–
Insurance premiums (k)	–	–	32,997	45,460	–	–
§280G tax cutback (l)	–	–	–	–	–	–

Equity awards: (m)
Unvested stock options (n)	–	–	–	183,047	183,047	–
Unvested restricted stock awards (o)	–	–	–	397,979	397,979	–
Unvested performance-based stock awards (p)	–	–	–	54,473	54,473	–

Total payments and benefits (q)	$7,015	$–	$1,881,140	$2,976,507	$1,080,274	$7,015

Potential Payments Upon Termination of Employment or Change in Control as of December 31, 2010– Brathwaite

			Involuntary
			Termination	Change in
			Without Cause	Control
			or Termination by	With
	Voluntary	Termination	the Executive for	Termination of	Death or
Payments and Benefits	Termination	for Cause	Good Reason	Employment	Disability (r)	Retirement (s)

Bonus for 2010 (a)	$–	$–	$450,065	$450,065	$450,065	$–
Accrued vacation pay (b)	7,213	–	7,213	7,213	7,213	7,213

Severance payments and benefits: (c)
Base salary (d)	–	–	840,408	1,125,162	–	–
Bonuses (e)	–	–	979,116	1,310,868	–	–
401(k) matching contributions (f)	–	–	21,915	29,178	–	–
401(k) SERP (g)	–	–	50,462	67,187	–	–
ESOP allocations (h)	–	–	20,461	–	–	–
ESOP SERP (i)	–	–	47,114	62,730	–	–
Pension plan SERP (j)	–	–	2,802,140	3,067,232	–	–
Insurance premiums (k)	–	–	19,368	26,684	–	–
§280G tax gross-up (l)	–	–	–	2,348,100	–	–

Equity awards: (m)
Unvested stock options (n)	–	–	–	138,759	138,759	–
Unvested restricted stock awards (o)	–	–	1,640,501	1,640,501	1,640,501	–
Unvested performance-based stock awards (p)	–	–	–	127,502	127,502	–

Total payments and benefits (q)	$7,213	$–	$6,878,763	$10,401,181	$2,364,040	$7,213

Potential Payments Upon Termination of Employment or Change in Control as of December 31, 2010– Chaffee

			Involuntary
			Termination	Change in
			Without Cause	Control
			or Termination by	With
	Voluntary	Termination	the Executive for	Termination of	Death or
Payments and Benefits	Termination	for Cause	Good Reason	Employment	Disability (r)	Retirement (s)

Bonus for 2010 (a)	$–	$–	$255,435	$255,435	$255,435	$
Accrued vacation pay (b)	5,458	–	5,458	5,458	5,458		5,458

Severance payments and benefits: (c)
Base salary (d)	–	–	565,572	851,451	–		–
Bonuses (e)	–	–	494,189	743,985	–		–
401(k) matching contributions (f)	–	–	19,489	29,178	–		–
401(k) SERP (g)	–	–	40,970	61,339	–		–
ESOP allocations (h)	–	–	18,196	–	–		–
ESOP SERP (i)	–	–	38,252	57,269	–		–
Pension plan SERP (j)	–	–	1,934,174	2,097,514	–		–
Insurance premiums (k)	–	–	28,004	44,140	–		–
§280G tax cutback (l)	–	–	–	–	–		–

Equity awards: (m)
Unvested stock options (n)	–	–	–	88,850	88,850		–
Unvested restricted stock awards (o)	–	–	–	904,138	904,138		–
Unvested performance-based stock awards (p)	–	–	–	81,644	81,644		–

Total payments and benefits (q)	$5,458	$–	$3,399,739	$5,220,401	$1,335,525		$5,458

(a)

Each Executive’s employment agreement entitles the Executive to receive the amount of his or her bonus under the 2010 Executive Incentive Program (the “EIP”) which is actually earned for the year in which the Executive’s employment is terminated, pro-rated through the date of termination. The bonuses in the Involuntary Termination and Change in Control columns equal the annual bonus paid to the Executive for 2010 based on actual performance through December 31, 2010. The bonus in the Death or Disability column represents the annual bonus that would be paid to the Executive for 2010, based on actual performance through December 31, 2010, if the Executive had died on December 31, 2010. Bonuses under the EIP are pro-rated for the number of days employed during the year in the event of involuntary termination without cause, termination of employment following a change in control, death or normal retirement. None of the named executive officers have reached normal retirement age. No pro rata bonus is paid in the event of voluntary termination of employment, termination for cause or termination due to disability. In connection with the pending acquisition by First Niagara, 87.5% of the total bonus amounts for 2010 were paid in December 2010 for tax planning purposes.

(b)

Employees are credited with vacation time at the beginning of each calendar year based on position and tenure. If an employee voluntarily resigns, dies or retires during the year, he or she is paid for a portion of the current year’s unused vacation time. A payment would also be made if employment was involuntarily terminated without cause or following a change in control. If an employee’s employment is terminated for cause or due to disability, no payment is made for any unused vacation time. Because only one week of vacation time is eligible for carryover into the next calendar year, and because the termination of employment is assumed to occur on the last business day of the year, the amounts shown in each case represent one week of base salary for each Executive.

(c)

These severance payments and benefits are payable if the Executive’s employment is terminated either (i) by NewAlliance or NewAlliance Bank for any reason other than cause, death or disability or (ii) by the Executive if NewAlliance or NewAlliance Bank takes certain adverse actions (a “good reason” termination). The amounts are generally higher if the termination of employment occurs concurrently with or subsequent to a change in control. The amounts in the Involuntary Termination column assume that the executive does not become employed subsequent to the first year following termination of employment through the expiration of the executive’s applicable severance period. Any compensation earned by the executive during such period would offset NewAlliance’s severance benefit obligations dollar for dollar.

(d)

The Involuntary Termination column represents a lump sum payment equal to the base salary the Executive would have received for 3 additional years for Ms. Patterson, 2.25 additional years for each of Mr. Kirby, Mr. MacInnes and Ms. Brathwaite, and 2 additional years for Mr. Chaffee (the “Severance Period”), in each case discounted to present value using the applicable short-term IRS discount rate. The Change in Control column represents a lump sum payment equal to three times each Executive’s current base salary at the time of termination of employment.

(e)

The Involuntary Termination column represents a lump sum payment equal to (i) the highest bonus earned by the Executive in the prior three calendar years, multiplied by (ii) the number of years in each Executive’s Severance Period, with such product discounted to present value using the applicable short-term IRS discount rate. The amount of the bonus for Mr. MacInnes in his first year is deemed to be $210,000 pursuant to his employment agreement. The Change in Control column represents a lump sum payment equal to three times the Executive’s highest bonus earned in any of the three preceding calendar years.

(f)

The Involuntary Termination column represents a lump sum payment equal to the estimated employer matching contributions that would have been allocated to the Executive’s 401(k) account for the Executive’s Severance Period, discounted to present value using the applicable short-term IRS discount rate, assuming the contribution in each additional year is the same as the contribution for 2010. The Change in Control column represents a lump sum payment equal to the estimated employer matching contributions that would have been allocated to the Executive’s 401(k) account for three additional years, discounted to present value using the applicable short-term IRS discount rate.

(g)

The Involuntary Termination column represents a lump sum payment equal to the value of the additional contributions that would have been made to the Executive’s account under the 401(k) supplemental executive retirement plan (“401(k) SERP”) for the Executive’s Severance Period, discounted to present value using the applicable short-term IRS discount rate, assuming the contribution in each additional year is the same as the contribution in 2010. The Change in Control column represents a lump sum payment equal to the value of the additional contributions to the Executive’s 401(k) SERP account for three additional years, discounted to present value using the applicable short-term IRS discount rate.

(h)

The Involuntary Termination column represents a lump sum payment equal to the value of the estimated number of shares of NewAlliance’s common stock that would have been allocated to the Executive’s ESOP account for the Executive’s Severance Period, discounted to present value using the applicable IRS discount rate, assuming the number of shares allocated in each additional year is the same number allocated in 2010. Excluding the additional ESOP allocations shown in the tables with respect to future periods, Ms. Patterson, Mr. Kirby, Mr. MacInnes, Ms. Brathwaite and Mr. Chaffee held 8,905, 1,317, 654, 9,241 and 9,127 shares, respectively, of NewAlliance’s common stock in their ESOP accounts (which include the 401(k) matching contributions) as of December 31, 2010. Based on the December 31, 2010 closing price of $14.98 per share, these shares had a value of approximately $133,000, $20,000, $10,000, $138,000 and $137,000, respectively. In the Change in Control column, the ESOP will be terminated and the unallocated ESOP shares will first be used to repay the outstanding ESOP loan. Any remaining unallocated ESOP shares will then be allocated among ESOP participants on a pro rata basis based on account balances. Because the remaining principal balance of the ESOP loan exceeds the value of the remaining unallocated ESOP shares based on the December 31, 2010 closing price of $14.98 per share, no additional ESOP allocation is shown in the Change in Control column.

(i)

The Involuntary Termination column represents a lump sum payment equal to the value of the additional contributions that would have been made to the Executive’s ESOP SERP account for the Severance Period, discounted to present value using the applicable short-term IRS discount rate, assuming for Ms. Patterson, Ms. Brathwaite and Mr. Chaffee that the contribution in each additional year is the same as the contribution in 2010. Because Messrs. Kirby and MacInnes were not participants in the ESOP SERP for all of 2010, their amounts were extrapolated to what their contributions would have been for the year as a whole. The Change in Control column represents a lump sum payment equal to the value of the additional contributions to the Executive’s ESOP SERP account for three additional years, discounted to present value using the applicable short-term IRS discount rate.

(j)

In the Involuntary Termination column, each Executive (excluding Messrs. Kirby and MacInnes) is deemed to be 100% vested in his or her pension plan SERP benefit and to have remained employed for the remainder of the Executive’s Severance Period. In the Change in Control column, each Executive (excluding Messrs. Kirby and MacInnes) is deemed to be 100% vested in his or her pension plan SERP benefit and to have remained employed for three additional years. In addition, the Change in Control column reflects the value of additional age credits for Ms. Patterson and Ms. Brathwaite. Messrs. Kirby and MacInnes are not eligible to participate in the frozen pension plan or the related pension plan SERP.

(k)

The Involuntary Termination column represents the estimated cost of continuing medical, dental, life and accident insurance premiums for the Executive’s Severance Period, and the Change in Control column represents the estimated cost of continuing medical, dental, life and accident insurance premiums for three years for each Executive. In addition, each of the two foregoing columns include a lump sum cash payment in lieu of continued long-term disability coverage, with the lump sum equal to the projected cost of providing such coverage for the Executive’s Severance Period in the Involuntary Termination column and for three years for each Executive in the Change in Control column. The estimated costs assume the current premiums increase by 10% in each of 2012 and 2013. The amounts have not been discounted to present value.

(l)

The parachute amounts associated with the payments and benefits to each Executive in the Change in Control column are subject to a 20% excise tax to the extent they exceed three times the Executive’s average taxable income for the five years ended December 31, 2009 (the “Section 280G Threshold”), except that the Section 280G Threshold for each of Messrs. Kirby and MacInnes equals their respective annualized compensation for 2009. The employment agreements with Ms. Patterson and Ms. Brathwaite require them to in good faith consider and take steps commonly used to minimize or eliminate any excise tax or gross-up payment by NewAlliance. If a change in control was to occur, NewAlliance believes that the Section 280G gross-up payments could be reduced or even eliminated if the timing of the change in control permitted tax planning to be done. However, if the excise tax cannot be avoided, then NewAlliance has agreed in its employment agreements with Ms. Patterson and Ms. Brathwaite to pay the 20% excise tax and the additional federal, state and local income taxes and excise taxes on such reimbursement in order to place such Executives in the same after-tax position they would have been in if the excise tax had not been imposed. The employment agreements for Mr. Kirby, Mr. MacInnes and Mr. Chaffee provide that their total parachute payments will be reduced to the Executive’s Section 280G Threshold, unless the Executive would receive a greater after-tax amount if they received their total parachute payments and paid the resulting 20% excise tax. Assuming a change in control had occurred at December 31, 2010, Messrs. Kirby, MacInnes and Chaffee would each have received total payments in excess of their Section 280G Threshold. NewAlliance is not able to take a federal tax deduction for excess parachute payments.

(m)

The vested stock options held by Ms. Patterson, Mr. Kirby, Mr. MacInnes, Ms. Brathwaite and Mr. Chaffee had a cash value of approximately $1.2 million, $22,000, $30,000, $439,000, and $171,000, respectively, at December 31, 2010, based on the difference between the December 31, 2010 closing price of $14.98 per share and the per share exercise price of the vested stock options. In the event of a termination of employment, the Executive (or the Executive’s estate in the event of death) will have the right to exercise vested stock options for the period specified in the Executive’s option grant agreement. If the termination of employment occurs following a change in control, the Executive can exercise the vested stock options for the remainder of the original ten-year term of the option.

(n)

Represents the value of the unvested stock options held by each Executive, based on the difference between the December 31, 2010 closing price of $14.98 per share and the per share price of the unvested stock options. All unvested stock options will become fully vested upon death, disability, normal retirement on or after age 65 with at least five years of service, or a change in control, including a change in control without a termination of employment.

(o)

In connection with the pending acquisition of NewAlliance by First Niagara, the vesting of all outstanding restricted stock awards held by each Executive was accelerated to December 20, 2010 for tax planning purposes. The amounts shown in the tables reflect the value of the accelerated restricted stock awards, including the accumulated cash dividends which accrued on the unvested restricted stock awards and which were paid at the time the awards vested. Prior to such accelerated vesting, all unvested restricted stock awards which were not performance-based would have been deemed fully earned upon death, disability, normal retirement on or after age 65 with at least five years of service, or a change in control, including a change in control without a termination of employment. With respect to Ms. Patterson and Ms. Brathwaite, under the terms of their employment agreements in the event of their termination without cause or for good reason, they were permitted to surrender their unvested restricted stock awards for a cash payment in the amount shown, subject to continued compliance with the non-competition provisions contained in their employment agreements.

(p)

In connection with the pending acquisition of NewAlliance by First Niagara, the vesting of all outstanding performance share awards held by each Executive was accelerated to December 20, 2010 for tax planning purposes, with the number of shares paid based on NewAlliance’s performance through November 30, 2010 in comparison to the SNL Thrift Index, prorated as if the merger had closed on April 1, 2011. The tables show the fair market value of the number of accelerated performance shares paid on December 20, 2010. NewAlliance had granted performance-based stock awards in May 2009 and May 2010, and prior to the accelerated vesting the performance period was scheduled to expire on May 31, 2012 for the 2009 grant and May 31, 2013 for the 2010 grant. However, the grants provided that if a change in control or a termination of employment due to death or disability occurred during the performance period, then the performance period would have ended on the date of such change in control, death or disability and the number of shares earned on a pro rata basis would be delivered to the applicable Executive.

(q)

Does not include the value of the vested benefits to be paid under the tax-qualified pension plan, 401(k) plan and ESOP and the related SERPs. See the Pension Benefits table and the Nonqualified Deferred Compensation table. The 401(k) and ESOP SERPs had a combined balance at December 31, 2010 of approximately $745,000 for Ms. Patterson, $21,000 for Mr. Kirby, $12,000 for Mr. MacInnes, $225,000 for Ms. Brathwaite and $145,000 for Mr. Chaffee, based on the closing sales price of NewAlliance’s common stock of $14.98 per share on December 31, 2010. Absent the accelerated vesting upon an involuntary termination without cause or a termination of employment following a change in control, no Executive had a vested benefit under the pension plan SERP as of December 31, 2010.

(r)

If an Executive’s employment had terminated due to death on December 31, 2010, the Executive’s beneficiaries or estate would have received life insurance proceeds equal to two times the Executive’s current base salary, subject to a limit of $1.0 million, plus in certain cases supplemental death benefits. The life insurance proceeds as of December 31, 2010 would have equaled $1.0 million for Ms. Patterson, $1,316,000 for Mr. Kirby ($877,000 basic, $439,000 supplemental), $730,000 for Mr. MacInnes, $750,000 for Ms. Brathwaite and $618,000 for Mr. Chaffee ($568,000 basic, $50,000 supplemental). In addition to such amounts, NewAlliance Bank also maintains bank owned life insurance on behalf of each of the Executives other than Messrs. MacInnes, Kirby and Chaffee, which currently provides a $5,000 death benefit to each Executive’s beneficiaries or estate. The present value of the survivor death benefits payable under the pension plan and related SERP as of December 31, 2010 amounted to approximately $823,000 for Ms. Patterson, $0 for Mr. Kirby, $0 for Mr. MacInnes, $89,000 for Ms. Brathwaite and $176,000 for Mr. Chaffee. If an Executive’s employment had terminated due to disability as of December 31, 2010, the Executive would have been entitled to receive monthly long-term disability benefits (following the exhaustion of their accrued sick time and short-term disability benefits) in an amount equal to 60% of their monthly salary (subject to a maximum benefit of $15,000 per month) until they reach their normal retirement age of age 65. In addition, the present value of the disability benefits payable under the pension plan and related SERP as of December 31, 2010 aggregated approximately $2.9 million for Ms. Patterson, $0 for Mr. Kirby, $0 for Mr. MacInnes,

$884,000 for Ms. Brathwaite and $1.3 million for Mr. Chaffee. Messrs. Kirby and MacInnes are not eligible to participate in the frozen pension plan or the related SERP.

(s)

None of the Executives have reached normal retirement age of 65. Ms. Patterson, Mr. Kirby, Mr. MacInnes, Ms. Brathwaite and Mr. Chaffee are projected to receive an annual benefit under the pension plan and related SERP, as applicable, of approximately $454,000, $0, $0, $167,000 and $118,000, respectively, upon retirement at age 65. As of December 31, 2010, none of the Executives were eligible to receive early retirement benefits under the pension plan SERP.

Projected Payments in Connection With the Pending Acquisition by First Niagara

          The following table sets forth the amounts projected to be paid to each of the Named Executive Officers in connection with the pending acquisition of NewAlliance by First Niagara. Certain amounts are based on assumptions that are still subject to change, including the value of the unvested stock options. Because the accelerated vesting of the restricted stock awards and performance-based share awards that occurred in December 2010 for tax planning purposes was done in connection with the pending acquisition, the value of such awards are included in the following table. The primary differences between the amounts in the following table and the amounts shown in the preceding tables assuming a December 31, 2010 closing date consist of the following:

•

The cash severance amounts related to bonuses are higher in the following table because they are based upon the bonuses earned for 2010, whereas the bonus severance amounts in the preceding tables were based on 2009 bonuses;

•	The following table reflects the payment of a pro-rated target bonus for 2011 rather than the bonus paid for 2010;

•

The pension plan SERP benefits shown in the following table are higher than the amounts shown in the preceding tables, primarily because the pension plan SERP benefits in the following table reflect higher average compensation as a result of the inclusion of the bonuses earned in 2010 and deemed paid in March 2011; and

•

No Section 280G tax gross-up payments are shown in the following table, as the need for such payments was avoided by the tax planning that occurred in December 2010. While Mr. Chaffee is subject to a Section 280G cut-back in the following table, the amount of excise taxes that he would have had to pay if the merger had been completed on December 31, 2010 would have exceeded the cut-back shown in the following table.

Payments and Benefits	Patterson	Kirby	MacInnes	Brathwaite	Chaffee

Pro-rated bonus for 2011(a)	$174,569	$75,704	$62,965	$64,735	$36,741
Accrued vacation pay (b)	14,587	8,435	7,015	7,213	5,458

Severance payments and benefits:
Base salary and bonuses (c)	3,116,642	2,894,760	2,407,680	1,325,356	1,617,757
401(k) matching contribution (d)	29,016	29,016	29,016	29,016	29,016
401(k) SERP (e)	199,687	63,403	35,003	66,814	60,999
ESOP allocations (f)	–	–	–	–	–
ESOP SERP (g)	186,438	79,605	61,653	62,382	56,952
Pension plan SERP (h)	10,306,477	–	–	3,643,862	2,413,891
Insurance premiums (i)	37,573	50,210	35,577	22,180	34,212
§280G tax gross-up (cut-back) (j)	–	(105,283)	–	–	(506,674)

Non-compete payment (k)	2,800,000	–	–	1,150,000	–

Equity awards: (l)
Unvested stock options (m)	466,887	165,060	169,089	125,042	80,067
Unvested restricted stock Awards (n)	3,724,466	356,688	397,979	1,640,501	904,138
Unvested performance-Based stock awards (o)	476,048	131,152	54,473	127,502	81,643

Total payments and benefits (p)	$21,532,390	$3,748,750	$3,260,450	$8,264,603	$4,814,200

(a)

Each Executive’s employment agreement entitles the Executive to receive the amount of his or her bonus under the 2011 Executive Incentive Program (the “EIP”) which is actually earned for the year in which the Executive’s employment is terminated, pro-rated through the date of termination. Bonuses under the EIP are pro-rated for the number of days employed during the year in the event of termination of employment following a change in control.

(b)

Employees are credited with vacation time at the beginning of each calendar year based on position and tenure. If an employee’s employment is involuntarily terminated following a change in control, he or she is paid for a portion of the current year’s unused vacation time. Assumes each executive has one week of accrued but unused vacation time upon completion of the pending acquisition.

(c)

Represents a lump sum payment equal to three times the sum of each Executive’s current base salary at the time of termination of employment and the Executive’s highest bonus earned in any of the three preceding calendar years, except that the amounts for Ms. Patterson and Ms. Brathwaite have been restructured as a result of negotiations with First Niagara. Ms. Brathwaite received a prepayment of $600,000 of her cash severance in December 2010 for tax planning purposes, which amount is included in the table.

(d)

Represents a lump sum payment equal to the estimated employer matching contributions that would have been allocated to the Executive’s 401(k) account for three additional years, discounted to present value using the applicable short-term IRS discount rate.

(e)

Represents a lump sum payment equal to the value of the additional contributions to the Executive’s 401(k) SERP account for three additional years, discounted to present value using the applicable short-term IRS discount rate.

(f)

Because the remaining principal balance of the ESOP loan exceeds the value of the remaining unallocated ESOP shares based on the March 18, 2011 closing price of $15.10 per share, no additional ESOP allocation is shown.

(g)

Represents a lump sum payment equal to the value of the additional contributions to the Executive’s ESOP SERP account for three additional years, discounted to present value using the applicable short-term IRS discount rate.

(h)

Each Executive (excluding Messrs. Kirby and MacInnes) is deemed to be 100% vested in his or her pension plan SERP benefit and to have remained employed for three additional years. In addition, the amounts shown reflect the value of additional age credits for Ms. Patterson and Ms. Brathwaite. Messrs. Kirby and MacInnes are not eligible to participate in the frozen pension plan or the related pension plan SERP.

(i)

Represents the estimated cost of continuing medical, dental, life and accident insurance premiums for three years for each Executive. Also includes a lump sum cash payment in lieu of continued long-term disability coverage, with the lump sum equal to the projected cost of providing such coverage for three years for each Executive. The estimated costs assume the current premiums increase by 10% in each of 2012 and 2013. The amounts have not been discounted to present value.

(j)

The parachute amounts associated with the payments and benefits to each Executive are subject to a 20% excise tax to the extent they exceed three times the Executive’s average taxable income for the five years ended December 31, 2010, or such shorter period that the Executive was employed (the “Section 280G Threshold”). The employment agreements with Ms. Patterson and Ms. Brathwaite require them to in good faith consider and take steps commonly used to minimize or eliminate any excise tax or gross-up payment by NewAlliance. Because of the tax planning that occurred in December 2010, no Section 280G tax gross-up payments are expected to be made to Ms. Patterson and Ms. Brathwaite. The employment agreements for Mr. Kirby, Mr. MacInnes and Mr. Chaffee provide that their total parachute payments will be reduced to the Executive’s Section 280G Threshold, unless the Executive would receive a greater after-tax amount if they received their total parachute payments and paid the resulting 20% excise tax. Mr. MacInnes is projected to be below his Section 280G threshold, while the payments to Messrs. Kirby and Chaffee are subject to a cut-back.

(k)

Represents the payments by First Niagara to Ms. Patterson and Ms. Brathwaite pursuant to each executive’s agreement not to compete with First Niagara for a period of one year following the closing date of the merger.

(l)

The vested stock options held by Ms. Patterson, Mr. Kirby, Mr. MacInnes, Ms. Brathwaite and Mr. Chaffee had a cash value of approximately $651,000, $18,000, $28,000, $243,000 and $96,000, respectively, at April 12, 2011, based on the difference between the April 12, 2011 closing price of $14.71 per share and the per share exercise price of the vested stock options. If the termination of employment occurs in connection with or following a change in control, the Executive can exercise the vested stock options for the remainder of the original ten-year term of the option.

(m)

Represents the value of the unvested stock options held by each Executive, based on the difference between the April 12, 2011 closing price of $14.71 per share and the per share price of the unvested stock options. All unvested stock options will become fully vested upon completion of the merger.

(n)

In connection with the pending acquisition of NewAlliance by First Niagara, the vesting of all outstanding restricted stock awards held by each Executive was accelerated to December 20, 2010 for tax planning purposes. The amounts shown in the tables reflect the value of the accelerated restricted stock awards, including the accumulated cash dividends which accrued on the unvested restricted stock awards and which were paid at the time the awards vested.

(o)

In connection with the pending acquisition of NewAlliance by First Niagara, the vesting of all outstanding performance share awards held by each Executive was accelerated to December 20, 2010 for tax planning purposes, with the number of shares paid based on NewAlliance’s performance through November 30, 2010 in comparison to the SNL Thrift Index, prorated as if the merger had closed on April 1, 2011. The tables show the fair market value of the number of accelerated performance shares paid on December 20, 2010.

(p)

Does not include the value of the vested benefits to be paid under the tax-qualified pension plan, 401(k) plan and ESOP and the related SERPs. See the Pension Benefits table and the Nonqualified Deferred Compensation table. Also does not include payments made to three of the executives in lieu of any notice under the Worker Adjustment and Retraining Notification Act, which payments amounted to $75,547 for Mr. Kirby, $62,534 for Mr. Maclnnes and $48,970 for Mr. Chaffee. The 401(k) and ESOP SERPs had a combined balance at March 31, 2011 of approximately $740,300 for Ms. Patterson, $5,300 for Mr. Kirby, $11,700 for Mr. MacInnes, $223,400 for Ms. Brathwaite and $144,000 for Mr. Chaffee, based on the closing sales price of NewAlliance’s common stock of $14.98 per share on December 31, 2010.

Compensation of Directors

                During 2010, non-employee directors were eligible to receive cash director fees determined by the Compensation Committee with the assistance of a consulting firm, Mercer reviewed by the Governance Committee and approved by the Board of Directors. The annual retainer and per meeting fees in 2010 were adjusted for the Board year beginning in April 2010.

Each non-employee director was paid an annual retainer of $65,000 ($25,000 in cash and $40,000 in restricted stock) plus a fee of $1,500 per Board meeting attended, and $1,000 per Committee meeting attended. Director compensation was reviewed in 2008 and again in 2009. NewAlliance also paid to the Chair of each of the Audit, Compliance and CRA Committee, the Compensation Committee and the Governance Committee an additional annual retainer of $10,000, $5,000 and $5,000, respectively. The Lead Director is also paid an annual retainer fee of $10,000. All other committee chairs were paid an additional retainer of between $1,000 and $2,500.

          The review in 2010 concluded that all elements of general director compensation are competitive with NewAlliance peers, except that the initial equity awards described below are much higher (noting that the peer group is not comprised predominately of recently converted institutions) and that the equity awards for new directors are approximately at median.

          Non-employee directors may also receive awards under the 2005 Long-Term Compensation Plan. The awards are determined by the Compensation Committee, which consults with its advisors and reviews industry practice in determining these awards. The proposed awards are reviewed with the Governance Committee and the Board of Directors.

          Each non-employee director in office on June 17, 2005 was granted an option to purchase 214,000 shares of Company common stock at an exercise price of $14.39 per share. These options vested with respect to 40% of the original grant on December 30, 2005 and 20% on the last business day of the year in 2006, 2007 and 2008. Each non-employee director at the time also received a restricted stock award consisting of 85,600 shares of common stock. The restrictions on each of these awards lapsed with respect to 15% of the shares on January 1, 2006, 2007, 2008, 2009, 2010 and 2011; the restrictions on the remainder of these awards will lapse with respect to the remaining 10% of the shares on January 1, 2012. In accordance with the plan, upon the retirement of a non-employee director, the unvested portions of all option grants will become fully vested and any remaining restrictions on all restricted stock awards will lapse. Future long-term compensation for this group of non-employee directors is expected to be in the form of stock price appreciation, which will have a direct effect on the value of these stock options and restricted stock awards.

          Non-employee directors Anderson and Highsmith did not participate in the 2005 awards, as they became directors after those awards were granted. Instead, they receive annual awards based on a policy adopted by the Board of Directors for directors other than those who had participated in the initial awards. Accordingly, Messrs. Anderson and Highsmith received initial awards on their appointment to the Board on July 25, 2006 and October 31, 2006 respectively in the amounts of 6,541 and 6,105 stock options vesting ratably over 3 years and 1,052 and 929 restricted stock awards vesting over three years beginning January 1, 2007. In addition, in 2007, they received stock options and restricted shares in the amount of 7,852 stock options and 1,188 restricted shares each. The options and restricted stock vest ratably, for Mr. Anderson on July 25, 2008, July 25, 2009 and July 25, 2010 and for Mr. Highsmith on November 5, 2008, 2009 and 2010 (approximately the anniversaries of their appointments to the Board). In 2008, Mr. Anderson received 8,212 stock options and 1,163 restricted shares on August 4, 2008 and Mr. Highsmith received 7,194 stock options and 1,114 restricted shares on November 3, 2008. These options and restricted stock vest ratably, for Mr. Anderson on August 3, 2009, August 2, 2010 and August 1, 2011 and for Mr. Highsmith on November 2, 2009, November 1, 2010 and November 7, 2011. In 2009, Mr. Anderson received 7,149 stock options and 1,193 restricted shares on August 3, 2009 and Mr. Highsmith received 9,830 stock options and 1,363 restricted shares on November 2, 2009. These options and restricted stock will vest ratably, for Mr. Anderson on August 2, 2010, August 1, 2011 and August 6, 2012 and for Mr. Highsmith on November 1, 2010, November 7, 2011 and November 5, 2012.

Board of Directors Compensation Table

Name (a)	Fees Earned or Paid in Cash ($) (1) (b)	Stock Awards ($)(2) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($)(3) (g)	Total($) (h)

Douglas K. Anderson	87,375	40,000	0	0	0	0	127,375
Roxanne J. Coady	101,250	40,000	0	0	0	0	141,250
Sheila B. Flanagan	87,000	40,000	0	0	0	0	127,000
Carlton L. Highsmith	93,000	40,000	0	0	0	0	133,000
Robert J. Lyons	86,000	40,000	0	0	0	0	126,000
Eric A. Marziali	98,000	40,000	0	0	0	0	138,000
Julia M. McNamara	88,500	40,000	0	0	0	0	128,500
Gerald B. Rosenberg	76,500	40,000	0	0	0	0	116,500
Joseph H. Rossi	100,000	40,000	0	0	0	0	140,000
Nathaniel D. Woodson	92,500	40,000	0	0	0	0	132,500
Joseph A. Zaccagnino	85,000	40,000	0	0	0	0	125,000

(1)	Includes fees paid for service on the Board of Directors, Board Committees and subsidiary or affiliated boards.
(2)

The amounts represent the aggregate grant date fair value in 2010 of restricted stock awards as determined in accordance with FASB ASC Topic 718. Assumptions made in valuing these awards are disclosed in footnote 12, “Stock Based Compensation” to NewAlliance’s Consolidated Financial Statements for the year ended December 31, 2010, as contained in NewAlliance’s Annual Report on Form 10-K, and are incorporated herein by reference.

(3)

Compensation in the form of perquisites and other personal benefits provided by NewAlliance has been omitted for each director as the total amount of those perquisites and personal benefits to any one director constituted less than $10,000 for 2010.

COMPENSATION DISCUSSION AND ANALYSIS

          The Compensation Committee of the Board of Directors determines salaries, incentives and certain other compensation awarded to, earned by or paid to all executive officers (other than payments or benefits that are generally available to all other employees of NewAlliance). For the purposes of the Committee’s compensation responsibilities, “executive officers” currently are the Chairman, President and Chief Executive Officer of the Company, the Executive Vice President of the Company and President of the Bank, the Executive Vice President and Chief Financial Officer, the Executive Vice President and Chief Operating Officer, the Executive Vice President and Chief Credit Officer (for the following disclosures, the aforementioned may be referred to as the “named executive officers” or “NEOs”), the Executive Vice President and Chief Marketing Officer, the Executive Vice President and Chief Risk Officer, and the Senior Vice President – Community Development Banking.

          The Compensation Committee also makes recommendations to the full Board of Directors with respect to retirement and other broad-based compensation programs, and on succession planning for executive officers. Among other things, the Compensation Committee’s Charter requires that the Committee produce the Compensation Committee Report on executive compensation included in this Form 10-K, and to review and approve all disclosures related to executive compensation contained in this Form 10-K, including this Compensation Discussion and Analysis.

          The Compensation Committee consists of Eric A. Marziali (Chairman), Douglas K. Anderson, Carlton L. Highsmith and Joseph A. Zaccagnino. All of the Committee members are “independent” as defined by New York Stock Exchange rules. The Compensation Committee has retained Steven Hall & Partners (referred to in this Form 10-K as “Hall”) to provide independent information, analyses, and advice regarding executive and director compensation. Until April 2010, the Committee utilized the services of Mercer Consulting (referred to in this Form 10-K as “Mercer”) for these purposes.

          On August 19, 2010, NewAlliance agreed to be acquired by First Niagara Financial Group. The following compensation disclosures reflect NewAlliance’s “stand alone” philosophies and decisions, provided that the sub-section captioned “Merger Related Developments” discloses certain actions taken with respect to executive compensation to minimize the adverse tax effects of Section 280G of the Internal Revenue Code which arose in the context of the First Niagara transaction.

Objectives of Compensation Programs

          NewAlliance seeks to attract and retain talented and committed employees, including its executive team. The Compensation Committee’s Charter authorizes the Committee to develop and maintain compensation programs that are designed to:

•	Reward high performance, promote accountability and adherence to NewAlliance values and its Code of Conduct;
•	Align employee interests with those of the shareholders through the use of equity plans approved by the Board and shareholders; and
•	Attract, develop and retain talented leadership to serve the Company’s long-term best interests.

Identification of and Reward Objectives for Each Compensation Program

          Compensation for NewAlliance’s executive officers in 2010 included some or all of the following components:

•	Base Salary;
•	Incentive cash bonuses primarily paid pursuant to the Company’s 2010 Executive Incentive Plan;
•	Equity awards granted pursuant to the Company’s 2005 Long-Term Compensation Plan; and
•	Other benefits, principally participation in employee retirement, medical, life insurance, employee stock ownership, and supplemental executive plans.

          Each of these components has a separate purpose and may have a different relative value to the total. However, for executive officers, a significant portion of the total compensation package is performance-based. As such, a large portion of an executive’s pay is subject to variation and is significantly at risk if NewAlliance does not meet its objectives. NewAlliance believes that variable pay that is performance-based drives financial performance and links a significant portion of compensation to short-term and long-term results which in turn create shareholder value. In addition, the use of equity awards was designed to align the NEO’s interests with the interests of shareholders. As discussed in more detail below, the equity awards made in 2010 were performance-based. The stock options were designed to be valuable only if stock appreciation were to occur, and the performance shares were to be awarded, if at all, based on how NewAlliance performed in total shareholder return compared to the SNL Thrift Index. Restricted stock, the value of which will be determined based on future stock price performance, had a three-year cliff vesting feature that was designed to encourage executives to have long-term focus and to further align the interests of executives with the interests of our shareholders.

          Base salaries. NewAlliance targets executive officer salaries approximately at the median of salaries paid for comparable positions in its compensation peer group. Exceptions are made generally to reflect different job responsibilities when comparing these executive officers with comparable positions among the peer group institutions. The Committee also reviews published survey data when setting base salaries.

          Executive Incentive Plan cash bonuses. NewAlliance sets performance targets annually that are designed to reward executive officers at the median among its peer group for “meets expectation” performance. Incentive cash bonus amounts at the target level for the named executive officers in 2010 at the time of consideration in February 2010 approximated the peer group median for the NEOs as a group. The Committee also reviews published survey data when setting cash bonuses. The performance targets are tied to NewAlliance corporate objectives, and an executive officer’s incentive compensation may be higher or lower than the median cash incentive compensation for similar positions at peer group institutions depending on whether NewAlliance meets, exceeds or fails to achieve the performance objectives. In establishing annual performance goals, in addition to reviewing peer group data, the Committee historically has considered data demonstrating that recently converted banks such as NewAlliance and “mature” banks that have operated as public institutions for extended periods of time necessarily evidence different performance characteristics, particularly with regard to returns on assets and equity. The Committee has gradually decreased the influence such data has on its establishment of performance goals. For 2010, all executive officers had the same corporate earnings per share goal with a 10% modifier based on loan delinquencies.

          Equity awards. NewAlliance’s historical practices regarding awarding equity to executive officers were typical for institutions recently converted from mutual to stock ownership. NewAlliance received approval of the 2005 Long-Term Compensation Plan from its shareholders in 2005. Consistent with customary practices at converted institutions, the executive officers (as well as directors) then received large initial grants of stock options that vested through 2008 (referred to as the conversion options) and shares of restricted stock (referred to as the conversion restricted stock) that vest through January 2012. With limited exceptions based on an executive officer’s increased level of responsibility, executive officers were not awarded additional equity grants until 2009.

          In May 2009 and 2010, the Committee approved new awards of stock options, performance shares and restricted stock under the 2005 Long-Term Compensation Plan. The stock options vest ratably at 25% over a four-year period. The restricted stock and performance shares cliff vest after three years.

          The awards made in 2009 and 2010 provide new equity incentive compensation opportunities to executive officers that are designed to encourage decisions with a long-term focus, link pay opportunities with long-term shareholder value creation, enhance the retention power of NewAlliance’s compensation program and balance annual incentive programs to provide award opportunities based on longer-term success. The awards were made with reference to the peer group and published survey data provided by Mercer in 2009 and Hall in 2010. The awards were targeted at the peer group median without taking into account the historical conversion awards.

          Other benefits. NewAlliance seeks to provide all of its employees, including executive officers, with access to benefit programs that are competitive with those offered by competing financial institutions in the geographic areas in which NewAlliance operates. Included in these benefits are supplemental executive plans that are designed to provide participating executive officers with the full amount of benefits they would have received under qualified retirement plans but for maximum compensation limitations imposed by the Internal Revenue Code on broad-based, tax-qualified plans. Executive officers also are entitled to perquisites that the Committee believes to be customary for persons in their positions.

Independent Compensation Consultants and Compensation Considerations

          The Compensation Committee believes that it is necessary to offer executive officers the components described above and expanded upon elsewhere in this disclosure in order to attract and retain talented executives capable of enhancing shareholder value.

          The Compensation Committee retained Steven Hall & Partners in April 2010 to provide information, analyses, and advice regarding executive and director compensation as described herein. Hall reports directly to the Committee Chairman and performs no other services for NewAlliance.

          The Committee has established procedures that it considers to be adequate to ensure that Hall’s advice to the Committee remains objective and is not influenced by the Company’s management.

          At the Committee’s direction, Hall provides the following services to the Committee:

•	Evaluates the competitive positioning of the Company’s executive officers’ base salaries, annual incentive and long-term incentive compensation relative to its primary peers and the broader industry;
•	Advises the Committee on Chief Executive Officer and other executive officer target award levels within the annual incentive program and, as needed, on actual compensation actions;
•	Assesses the alignment of the Company compensation levels relative to performance of the Company against its primary peers and relative to the Company’s articulated compensation philosophy;
•	Provides ongoing advice as needed on the design of the Company’s annual and long-term incentive plans;
•	Briefs the Committee on executive compensation trends among the Company’s peers and broader industry;
•	Advises the Committee as requested on the performance measures and performance targets for the annual program;
•	Assists with the preparation of the Compensation Discussion and Analysis for Form 10-K; and
•	Provides the Committee with reports that include analysis of director compensation.

          In the course of conducting its activities, Hall regularly attends meetings of the Committee and presents its findings and recommendations for discussion.

          All of the decisions with respect to determining the amount or form of executive and director compensation under the Company’s executive and director compensation programs are made by the Committee alone and may reflect factors and considerations other than the information and advice provided by Hall. In addition to the Compensation Committee, director compensation recommendations are reviewed by the Governance Committee and finally determined by the full Board of Directors.

          Peer Group Data. The Committee, with Mercer’s assistance, constructed a public peer group of 13 institutions. These institutions are all banking institutions with asset sizes generally within the range of approximately 3/4 to 2 times NewAlliance’s asset size and are headquartered primarily in or proximate to metropolitan markets in the northeast United States. People’s United and Webster Financial fall outside the upper limit of that range, but are included in the peer group because of their similar geographic market and their relative significance in that market. The peer group consists of banks with assets ranging from $6.4 billion to $20.1 billion at December 31, 2008. The Committee reviewed the peer group in September 2009. The Committee, assisted by Hall was considering changes to the peer group prior to the announcement of the transaction with First Niagara. The companies in the peer group for purposes of 2010 compensation were:

People’s United Financial, Inc.
Webster Financial Corporation
Fulton Financial Corporation
Valley National Bancorp
Susquehanna Bancshares, Inc.
Wilmington Trust Company
National Penn Bancshares, Inc.
First Niagara Financial Group, Inc.
FNB Corporation
Investors Bancorp, Inc.
Northwest Bancorp, Inc.
Provident Financial Services, Inc.
First Commonwealth Financial Corp

          The Committee considers information developed from the public peer group, published survey data and other relevant information in making its compensation determinations for executive officers. The Committee uses information from the public peer group in making median base salary determinations and setting incentive cash bonus targets. The Compensation Committee believes that the compensation program it has developed is consistent both with those developed at its peer institutions and with NewAlliance’s compensation program objectives. Due to the fact that eight of the peer group institutions are recipients of federal “TARP” funds that carry with it significant compensation restrictions, the Committee determined to rely more heavily on the published survey data in 2010.

Determinations of Amounts of Compensation Paid to Executive Officers

          The Compensation Committee determines and approves the compensation paid to named executive officers as described in the following paragraphs for each compensation component. In addition to the advice of its consultants, the Committee also takes into account the Chief Executive Officer’s annual evaluation of the named executive officers’ performances and her compensation recommendations. The Committee reviews its considerations with the full Board of Directors and may solicit the Board’s views, but determinations with respect to base salary, annual cash bonuses, equity incentives and plans and benefits limited to the executive group are determined by the Committee. The Committee engages in a collective evaluation of all elements of compensation when establishing executive compensation. No executive officer is present when her or his compensation is determined by the Compensation Committee.

Descriptions of Each Element of Compensation

Base Salary

          The Committee determined in 2010 that annual base salaries of the named executive officers would be increased by between 2 to 4.2%. On an annual basis, the Compensation Committee reviews annual base salaries initially targeted to approximate the median of base salaries, by position, of the peer group. The actual annual base salary for each named executive officer is determined based on consideration of that individual’s unique performance, background, experience, personal skills, abilities and responsibilities. Annual base salaries are reviewed and approved by the Compensation Committee in the first quarter of each year. Actual base salaries for the named executive officers at the time of base salary consideration in March of 2010 were between 97.8% and 120.6% of the median of public peer group data for the NEOs.

Executive Incentive Plan

          The 2010 executive incentive payments were determined based on the 2010 Executive Incentive Plan.

          The Committee defines financial and/or non-financial measures for assessing corporate performance and determining awards on an annual basis, consistent with NewAlliance’s Board-approved business plan for the year. The Committee then sets corporate performance “Threshold”, “Target”, and “Superior” goal targets, with incentive payments at the 50th percentile, or median of the peer group for “meets expectations” or target performance. The same surveys and peer group data that are used to establish annual base salaries are also used when determining appropriate award levels. The Committee relies predominantly on peer group data in making these determinations. There is a maximum percentage cap on annual incentive payments and a provision for forfeiture of bonuses in the event of certain material financial restatements (referred to as a claw back).

          Corporate Performance Targets. The Committee determines corporate performance targets in the first quarter of each year following the Board’s approval of the annual business plan. Awards under this plan for named executive officers in 2010 were established with a target level at 80% of base salary for the Chief Executive Officer, with a maximum award for superior performance at 160% of her base salary. Lower percentages were established for the other named executive officers. The corporate performance measure used in 2010 was based on earnings per share, with “Target” based on the Board approved budget for the year. The earnings per share measures were: Superior at $.61; Target at $.51; and Threshold at $.41. The corporate performance measure of earnings per share was selected by the Committee for 2010 because it is an auditable measure of the Company’s performance that is closely related to the Company’s ability to return value to its shareholders. In addition, the Committee established a modifier of plus or minus 10% based on an average quarter-end loan delinquency ratio of 2.24% or less. The Committee established this modifier in recognition of the extreme importance of credit quality to the Company’s financial stability and long-term performance. The performance of all of the executive officers was measured solely based on corporate performance because they have the greatest ability to influence the financial results of NewAlliance overall.

          The achievement of corporate plan goals for the year is determined by the Compensation Committee with reference to the audited financial statements, and the Committee’s determinations are referred to the Audit, Compliance and CRA Committee for consistency with the audited financial statements. These goals are determined in accordance with GAAP and Compensation Committee approved adjustments. No incentive payment is due if performance is below threshold; however, the Committee may adjust performance goals as it deems equitable for any plan year in recognition of unusual or non-recurring events affecting NewAlliance, changes in applicable tax laws or accounting principles, or such other factors as the Committee may determine. The Committee also has the power to exercise negative discretion in making such adjustments. For 2010, in the first quarter, the Committee approved a list of excludable items (e.g., merger and acquisition expenses; Board expenses in excess of budget) and potentially excludable items. NewAlliance achieved earnings per share results and delinquency levels entitling awards at the “Superior” level for 2010.

          The bonus award targets and actual “Superior” amounts earned for the named executive officers for fiscal year 2010 were as follows:

Named Executive Officer
	Bonus Target (as % of Base Salary)	Actual Bonus Earned($)
Peyton R. Patterson	80%	1,213,670
Glenn I. MacInnes	60%	437,760
Gail E.D. Brathwaite	60%	450,065
C. Eugene Kirby	60%	526,320
Donald T. Chaffee	45%	255,435

2005 Long-Term Compensation Plan

          NewAlliance provides equity incentive compensation to its executive officers in the form of options to purchase common stock and restricted stock awards under the 2005 Long-Term Compensation Plan approved by shareholders. That Plan is designed to (i) highlight and reinforce the mutual long-term interests between employees and the shareholders and (ii) attract and retain executive officers and key employees. The motivation and retention of executive officers is essential to the Company’s continued growth. All awards to date are or were vested over various prescribed time periods. Stock option exercise prices equal the fair market value per share of common stock on the date of the grant.

          NewAlliance initially granted conversion equity awards to all of the Company’s executive officers in 2005. The awards were consistent with the equity award practices at recently converted financial institutions in 2005. Until 2009, no additional equity awards were made to executive officers other than awards of additional stock options and restricted stock in 2006 to two executive officers based on their assumption of additional duties and promotions in 2006.

          In May 2009, the Committee approved new equity compensation awards under the 2005 Long-Term Compensation Plan. The awards were made one-third in stock options; one-third in performance shares; and one-third in restricted stock. Similar awards were made in 2010. In general, the awards granted to each executive officer reflect the significance of that executive officer’s current and anticipated contributions to NewAlliance. The value that may be realized upon exercise of options depends upon the exercise price of the option and the price of the Company common stock at the time of exercise. The value of performance shares and restricted stock depends on the price of the Company common stock.

          The awards made in 2010 provide new equity incentive compensation opportunities that are designed to encourage decisions with a long-term focus, link pay opportunities with long-term shareholder value creation, enhance retention power of NewAlliance’s compensation program and balance annual incentive program to provide award opportunities based on longer-term success. The stock options vest ratably at 25% over a four-year period beginning in 2010. Stock option exercise prices equal the fair market value per share of common stock on the date of the grant. The restricted stock and the performance shares were scheduled to vest in 2013. If an executive officer leaves NewAlliance before his or her options become exercisable, the unexercisable portions are forfeited.

          The value of the performance shares is based on performance over the three-year performance period. The use of performance shares provides award opportunities that are based on performance (total shareholder return) having a direct link to shareholder success. The actual number of performance shares to be earned was scheduled to be based on performance criteria over a three-year performance period beginning May 31, 2010 and ending May 31, 2013. Performance shares vest based on total shareholder return (TSR) (defined as share price appreciation from the beginning of the performance period to the end of the performance period, plus the total dividends paid on the common stock during the period) for the group of banks and thrifts listed on the SNL Thrift Index versus the Company’s TSR or the TSR Percentage. The performance shares, if earned, was scheduled to vest on May 31, 2013. The performance shares would vest earlier upon death or disability, with the performance calculated and the number of shares pro-rated through the date of termination. In the event of a change of control, the performance was scheduled to be calculated and the number of shares pro-rated through the change of control date.

          The number of Performance Shares earned was scheduled to be calculated based on the Company’s TSR Percentage (e.g., if the Company’s TSR Percentage is below the 35th percentile,

the awards are forfeited; if the Company’s TSR Percentage is equal to the 50th percentile, 100% of the target awards will vest). The Committee believes that this is an effective mechanism for encouraging prudent risk management behavior in that both the size of the award and the terms of vesting are conditional on the Company’s relative TSR performance compared to its peer group. Under the original terms of the 2010 grants, the executives would only be able to take full possession of the grants if the Company’s TSR performed on average with its peers. Measuring performance against NewAlliance’s peer group is designed to eliminate the possibility that executives will benefit simply because of market conditions as a whole as opposed to rewarding executives for performance over a longer time span.

          As discussed below under “- Merger Related Developments,” the vesting of all restricted stock awards and performance share awards held by the named executive officers was accelerated to December 20, 2010 for tax planning purposes.

          The Company’s current policy is to limit the date of the grant for equity awards to executives and directors, when and if made, to the first Monday following quarterly and annual earnings releases.

Stock Ownership Guidelines

          NewAlliance has a stock retention policy for executive officers and directors. The retention policy was established to enhance shareholder value and focus each executive officer’s attention on the long-term success of the Company. The retention value of all equity awards is maximized through a stock retention policy, applicable to executive officers and directors. This policy requires executive officers to retain NewAlliance stock equal to a multiple of her or his base salary in April 2005 or, if later, date of arrival (for the Chief Executive Officer, 4x; Bank President, Chief Financial Officer and Chief Operating Officer, 3x; and other EVP’s, 2x) divided by the Company’s $13.17 stock price per share on April 27, 2005. The executive officers must achieve this goal over a 5 year period. All executive officers are in compliance with this policy. Non-executive directors are required to retain shares of NewAlliance stock (equal to 4x the Board Retainer compensation fee in effect either at the time of the shareholders’ meeting on April 27, 2005 or, if subsequently appointed, the date of appointment, divided by the Company’s stock price on that date) over a 5 year period. All directors are in compliance with this policy.

Other Benefits

          In addition to the compensation paid to named executive officers as described above, named executive officers receive, on the same terms as other employees, certain benefits pursuant to the Company’s 401(k) Plan, Employee Stock Ownership Plan and Pension Plan. In addition, named executive officers receive certain benefits under NewAlliance Bank’s nonqualified supplemental retirement plans that are otherwise limited by Internal Revenue Code compensation caps on qualified plans. The Compensation Committee believes these nonqualified supplemental retirement benefits are both appropriate and common for executives, and that they are competitive with peer group programs. This conclusion was supported by the peer group and other public survey information compiled for the Committee by Hall.

Chief Executive Officer Compensation

          The Compensation Committee determines the Chief Executive Officer’s compensation. The Compensation Committee’s determinations of a 3% base salary increase for Ms. Patterson and base salary increases for the other executive officers in 2010 are discussed above. Ms. Patterson’s base salary was increased in April 2010 by 3% to $758,544. The Committee considered a larger annual increase in her base salary given superior performance in 2009 but determined to keep her salary increase in line with the general increase for employees of NewAlliance in 2010.

          Ms. Patterson’s annual bonus, determined under the 2010 Plan, was $1,213,670 for 2010, which was 200% of her target bonus. In accordance with Executive Incentive Plan provisions, the bonus was paid in cash and is subject to a clawback provision in certain circumstances, not currently anticipated.

          In 2010, the Compensation Committee granted long-term incentive awards to all NEOs. Ms. Patterson received a restricted stock award consisting of 25,779 shares of common stock and 25,779 target performance shares. The entire award was scheduled to vest on May 31, 2013, so long as Ms. Patterson remained employed by the Company and, with respect to performance shares, provided that the performance objectives were met. As discussed below under “- Merger Related Developments,” the vesting of all restricted stock awards and performance share awards held by Ms. Patterson was accelerated to December 20, 2010 for tax planning purposes. Additionally, Ms. Patterson was granted non-qualified stock options to purchase an aggregate of 112,082 shares of NewAlliance common stock at an exercise price of $11.77 per share. These options will vest ratably over a four-year period on each of May 31, 2011, 2012, 2013 and 2014. The options will vest and become fully exercisable upon death, disability or retirement or upon a change of control of the Company. Ms. Patterson also received awards of stock options and restricted stock in 2005 and awards of stock options, restricted stock and performance shares in May 2009. All of the stock options granted in 2005 have fully vested, and the vesting of all restricted stock awards and performance share awards held by Ms. Patterson was accelerated to December 20, 2010.

          For 2010, the Compensation Committee intended that the cash compensation for Ms. Patterson (i) approximate the median base salary for Chief Executive Officers of comparable financial institutions, and (ii) target the 50th percentile for incentive cash bonus purposes based on the results achieved against the corporate measurements described above for the Executive Incentive Plan. The value of the equity awards granted in 2005, 2009 and 2010 is tied to stock performance and dividends paid.

Additional Executive Officer Compensation Considerations

          Salary Adjustments. The Compensation Committee generally adjusts executive officers’ salaries as of April 1 each year. Other than pursuant to this annual review, the Committee generally does not adjust salaries for executive officers during the year, unless it does so to recognize a change in job responsibility.

          Internal Equity Analysis. The Committee believes that the differential between the Chief Executive Officer’s compensation and the other named executive officers is appropriate after its review of peer data, and consideration of NewAlliance’s particular management organizational structure and the Chief Executive Officer’s levels of management responsibility and accountability, her performance and experience, as well as her visible role as leader of and spokesperson for the Company. The differential compensation levels between the Chief Executive Officer, Bank President, Chief Financial Officer and Chief Operating Officer and the other executive officers are consistent with peer group data reviewed by the Committee and again reflect NewAlliance’s particular management organizational structure.

          Employment Agreements. NewAlliance has entered into employment agreements with change-of-control provisions with all of its executive officers. The contracts contain different dollar levels of change-of-control protection based on the executive’s position and the Committee’s determination of the respective executive’s importance to the Company, with Ms. Patterson entitled to the highest level. All of the contracts providing change-of-control protection contain “double trigger” change-of-control provisions. This means that an executive is entitled to change-of-control compensation only if there is both a change of control and the executive’s employment is terminated or the executive terminates employment with “good reason”. These provisions are described in this Form 10-K beginning at page 22.

          The form of employment agreement for executive officers of the Company at the time of conversion in 2004 has been modified somewhat in recent years. The form of employment agreement for executive officers employed in recent years has certain material differences from the “conversion” agreements. The Company engaged special counsel at the time of conversion to advise on the agreements which contain terms and conditions customary for converting institutions, reflecting a fundamental change in the ownership and operation of the Company, and a related increase in their duties and responsibilities for a public company. These agreements were amended in 2007 to reflect changes in the law and regulations related to deferred compensation under Section 409A of the Internal Revenue Code. In 2009 the Committee again engaged special counsel to make recommendations on changes to the forms of employment agreements. Consistent with that advice and with deference to the reliance of executives on the existing terms, the Committee determined not to change the form of agreements for the executives whose agreements were entered into at the time of conversion except to make certain changes pursuant to 162(m) of the Internal Revenue Code and to add new “cause” termination provisions regarding willful dishonesty, regulatory removal proceedings, fraud and felony convictions or pleas. Agreements for “new” executives are expected to include an initial probationary period with reduced severance benefits, elimination of all gross ups on perquisites, moving expense cost-sharing and provide that change-of-control payments may not in any event be in an amount that would cause the limit under Section 280G of the Internal Revenue Code to be reached or exceeded. Some or all of these changes are reflected in the employment agreements of the executives hired by the Company since 2004.

          The forms of agreement contain, and the Committee continues to believe that they should contain, “double trigger” change-of-control provisions that provide for severance payments. The severance payments involve multiples of compensation components which are appropriate to align the executive officers’ financial interests with shareholder interests and to ensure management objectivity should NewAlliance consider strategic opportunities that may not involve continuing employment for one or more of the executive officers.

          Tax and Accounting Considerations. The Compensation Committee considers the effects of tax and accounting treatments when it determines executive compensation. For example, in 1993, the Internal Revenue Code was amended to disallow publicly traded companies from receiving a tax deduction on compensation paid to executive officers in excess of $1 million (Section 162(m) of the Code), unless, among other things, the compensation meets the requirements for performance-based compensation. In structuring NewAlliance’s compensation programs and in determining executive compensation, the Committee takes into consideration the deductibility limit for compensation. The Committee reserves the right, however, in the exercise of its business judgment, to establish appropriate compensation levels for executive officers that may exceed the limits on tax deductibility established under Section 162(m) of the Code.

          The employment contracts for Ms. Patterson and Ms. Brathwaite, originally entered into in 2004, contain change-of-control “tax gross up” provisions such that if the change-in-control payment to either of the two officers exceeds the limit on such payments pursuant to Internal Revenue Code Section 280G and as a result an excise tax is imposed on the officer, the Company, or its successor, will reimburse such officer for the 20% excise tax and will also pay the additional federal, state and local income taxes, employment-related taxes and excise taxes on such reimbursement in order to place the officer in the same after-tax position she would have been if the excise tax had not been imposed. The gross-up provision is intended to provide the executive with the full benefit expected under the change-of-control provisions, notwithstanding the penalty provision of 280G. The contracts for the other executive officers do not have this gross-up provision, and provide that the change-in-control payments will be reduced to the officer’s Section 280G limit unless the officer would receive a greater after-tax amount if the officer received his total change-n-control payment and paid the resulting 20% excise tax.

          The Compensation Committee takes into consideration the accounting effects of FASB’s ASC Topic 718 – Compensation – Stock Compensation in determining vesting periods for stock options, performance stock awards and restricted stock awards under the 2005 Long-Term Compensation Plan.

Risk Management Related to Compensation Policies and Practices

          Based on a review and evaluation of NewAlliance’s compensation policies and programs and related risk management, control and corporate governance processes, the Compensation Committee has concluded that no material risks arise from NewAlliance’s compensation policies and practices that are reasonably likely to have a material adverse effect on NewAlliance. This review and evaluation was assisted by a report prepared and presented to the Compensation Committee by the Executive Vice President – Risk Manager.

Compensation Committee Interlocks and Insider Participation

          The members of the Compensation Committee during 2010 were Eric A. Marziali (Chairman), Douglas K. Anderson, Carlton L. Highsmith and Joseph A. Zaccagnino. No Compensation Committee member was, during 2010 or at any time prior thereto, an officer or employee of NewAlliance or its subsidiaries. Additionally, there were no Compensation Committee “interlocks” during 2010, which generally means that no executive officer of NewAlliance served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee.

Merger Related Developments

          Acknowledgement Agreements. On December 20, 2010, pursuant to applicable agreements and with the consent of First Niagara, NewAlliance and NewAlliance Bank (the “Bank”) entered into Acknowledgement Agreements with various of its senior officers including the Named Executive Officers. The actions were taken following the special shareholders’ meetings of NewAlliance and First Niagara pursuant to which NewAlliance’s merger with First Niagara was approved by shareholders of both companies (the “Merger”).

          The Acknowledgment Agreements, to which First Niagara is also a party, provide for the acceleration of certain existing compensation benefits for the purpose of minimizing or eliminating adverse tax consequences to NewAlliance, NewAlliance Bank and First Niagara (in the form of a lost tax deduction on excess parachute payments and, in the case of Ms. Patterson and Ms. Brathwaite, gross up payments) that may arise under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”). Payments in 2010 of accelerated bonuses, time-vested restricted stock awards and accumulated cash dividends as well as possible other actions were anticipated and were disclosed to shareholders in the joint proxy statement/prospectus issued by the Company and First Niagara dated November 4, 2010. At this time, the Company anticipates that, as a result of these actions, no “excess parachute payments” will be made to any of the Named Executive Officers under Section 280G nor will any 280G gross-up payments be required. In all cases, the benefits accelerated otherwise would be paid or awards would vest upon consummation of the Merger. In addition, the Company amended various Supplemental Executive Retirement Plans (“SERPs”) to ensure that the acceleration of benefits to senior officers do not increase their benefits under the SERPs. The following is a summary of the compensation that was accelerated, the amounts payable to each Named Executive Officer in connection with such acceleration, and the SERP amendments.

          2010 Performance-Based Bonus. The present value of 175% of the target bonus for 2010 (the “2010 Performance-Based Bonus”), which the Bank believed was highly certain to be earned by the Named Executive Officers pursuant to the NewAlliance Bank Executive Incentive Plan, was paid on December 24, 2010, as opposed to the normal payment date in March 2011. In the event the amount of the bonus actually earned is greater than the 2010 Performance-Based

Bonus (it was), then the excess amount was to be paid to the Named Executive Officers in the normal course in March 2011 (it was). If the amount of the bonus actually earned was less than the 2010 Performance-Based Bonus, then the Named Executive Officers would have had to repay to NewAlliance the amount by which the prepayment exceeds the present value of the bonus actually earned. The 2010 Performance-Based Bonus paid to each of the Named Executive Officers in December 2010 is set forth below.

Named Executive Officer	2010 Performance-Based Bonus
Peyton R. Patterson	$1,061,034
Glenn I. MacInnes	$382,705
Gail E.D. Brathwaite	$393,463
C. Eugene Kirby	$460,128
Donald T. Chaffee	$223,311

          The remainder of the 2010 bonuses earned by each of the Named Executive Officers was paid in the ordinary course in March 2011.

          Restricted Stock Awards. The unvested time-based restricted stock awards, which were granted to Named Executive Officers pursuant to the NewAlliance Bancshares, Inc. 2005 Long-Term Compensation Plan, which would otherwise vest automatically upon the consummation of the Merger, were accelerated as to vesting as of the close of business on December 20, 2010. The number of shares of the Company’s common stock associated with the Restricted Stock Awards and the corresponding value of such awards as of December 20, 2010 (based on the closing price of the Company’s common stock on such date) are set forth below for each Named Executive Officer.

Named Executive Officer	Number of Shares	Value of Shares
Peyton R. Patterson	235,794	$3,442,592
Glenn I. MacInnes	26,715	$390,039
Gail E.D. Brathwaite	103,251	$1,507,465
C. Eugene Kirby	23,863	$348,400
Donald T. Chaffee	57,759	$843,281

          Cash Dividends. The accrued but unpaid cash dividends previously declared with respect to the Restricted Stock Awards were paid in a lump sum on December 24, 2010 to the Named Executive Officers as set forth below.

Named Executive Officer	Cash Dividends
Peyton R. Patterson	$281,874
Glenn I. MacInnes	$7,940
Gail E.D. Brathwaite	$133,036
C. Eugene Kirby	$8,288
Donald T. Chaffee	$60,856

          Performance-Based Share Awards. The unvested performance-based share awards (the “Performance-Based Share Awards”) that were granted to Named Executive Officers pursuant to the NewAlliance Bancshares, Inc. 2005 Long-Term Compensation Plan, which would have been earned in May 2012 and May 2013, were deemed earned as of the close of business on December 20, 2010, and were calculated on the basis of the Company’s Total Shareholder Return Percentage (as defined in the executive’s Performance Share Award Agreement) as of November 30, 2010 and the pro-ration factors that would be applicable as of April 1, 2011. The number of shares of the Company’s common stock associated with the Performance-Based Share Awards and the corresponding value of such awards as of December 20, 2010 (based on the closing price of the Company’s common stock on such date) are set forth below for each Named Executive Officer.

Named Executive Officer	Number of Shares	Value of Shares
Peyton R. Patterson	32,606	$476,048
Glenn I. MacInnes	3,731	$54,473
Gail E.D. Brathwaite	8,733	$127,502
C. Eugene Kirby	8,983	$131,152
Donald T. Chaffee	5,592	$81,643

          If the Merger were to be terminated for any reason, then the accelerated vesting of the Restricted Stock Awards (and associated dividends) and the Performance Share Awards would be taken into account in determining the future compensation of the Named Executive Officers.

          Cash Severance Payable Pursuant to the Executive’s Employment Agreements. NewAlliance paid $600,000 to Gail E.D. Brathwaite on December 24, 2010 (the “Prepaid Cash Severance”), which represented a prepayment of a portion of the cash severance that would otherwise have been owed to Ms. Brathwaite upon a change in control pursuant to Ms. Brathwaite’s Amended and Restated Employment Agreement with NewAlliance and NewAlliance Bank dated December 15, 2009 (the “Employment Agreement”). The Prepaid Cash Severance is to be treated as a deduction or offset to any future severance that Ms. Brathwaite may be entitled to under the Employment Agreement in the event her employment is terminated, and such amount will be treated as compensation for the non-compete provisions in the Employment Agreement that would be applicable if Ms. Brathwaite’s employment is terminated under circumstances in which she would not be entitled to a severance payment. In addition, in the event the Prepaid Cash Severance triggers excise taxes under Section 409A of the Code, then NewAlliance shall pay Ms. Brathwaite an additional amount (the “Gross-Up Payment”) such that the amount retained by Ms. Brathwaite, after deduction of (i) the excise tax on the Prepaid Cash Severance, (ii) any additional tax, penalties or interest due to the Prepaid Cash Severance failing to comply with Section 409A of the Code, and (iii) any additional tax related to the Gross-Up Payment, shall be equal to the Prepaid Cash Severance (before subtracting such taxes).

          Amendments to the 401(k) SERP, ESOP SERP and Pension Plan SERP. In conjunction with the acceleration of certain awards set forth above, NewAlliance amended the NewAlliance Bank 401(k) Plan Amended and Restated Supplemental Executive Retirement Plan (the “401(k) SERP”) and the NewAlliance Bancshares, Inc. Employee Stock Ownership Plan Amended and Restated Supplemental Executive Retirement Plan (the “ESOP SERP”), to provide that any portion of a participant’s annual bonus or other compensation that was prepaid in December 2010 shall be included in compensation for the year in which it would have been paid absent the acceleration, rather than in 2010. NewAlliance also amended the NewAlliance Bank Amended and Restated 2004 Supplemental Executive Retirement Plan (amended and restated as of November 27, 2007) (the “SERP”) to provide that any portion of a participant’s annual bonus or other compensation that was prepaid in December 2010 shall be taken into account as Earnings in the year in which it would have been paid absent the acceleration, rather than in 2010.

          Patterson and Brathwaite Letter Agreement. In conjunction with the proposed Merger agreement, First Niagara, NewAlliance and the Bank entered into a letter agreement with each of Peyton R. Patterson and Gail E. D. Brathwaite, pursuant to which each executive, among other things, agreed to a non-competition agreement for the one-year period following the consummation of the Merger covering the counties in which NewAlliance or any of its affiliates maintains an office. The letter agreements recognize that First Niagara may identify a mutually agreeable role for the executives following the merger and that the executive and First Niagara may subsequently enter into a new agreement. In such event, the letter agreement provides that any new employment arrangement will provide for extension of the duration of the non-compete agreement to two years after the executive’s service with First Niagara is terminated and to cover the counties in which First Niagara has a physical presence.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

          The Compensation Committee determines salaries, incentives and other compensation for the Company’s executive officers. The Compensation Committee of the Board of Directors consists of four non-employee directors. The members of the Compensation Committee currently are Eric A. Marziali (Chairman), Douglas K. Anderson, Carlton L. Highsmith, and Joseph A. Zaccagnino. All of the Committee members are “independent” as defined by New York Stock Exchange rules.

          The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” disclosure appearing above in this Form 10-K/A. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors of NewAlliance that the Compensation Discussion and Analysis be included this Form 10-K/A.

March 29, 2011

The Compensation Committee:

Eric A. Marziali, Chairman
Douglas K. Anderson
Carlton L. Highsmith
Joseph A. Zaccagnino

Item 12. Ownership of Certain Beneficial Owners and Managements and Related Stockholder Matters

Equity Compensation Plan Information

          The following table sets forth information about the Company’s equity compensation plans as of December 31, 2010:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	7,453,682	$14.16	5,064,567	(1)

Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	7,453,682	$14.16	5,064,567

(1)	This figure includes 3,937,979 shares that may be issued pursuant to options presently authorized but unissued, and 1,126,588 shares that may be issued as restricted stock, all in accordance with the 2005 Long-Term Compensation Plan approved by the Company’s stockholders in April 2005. In addition, in May 2010 performance shares were awarded to executives and other key members of senior management. The target number of shares awarded is 79,596. The actual number of shares earned may be more or less than 79,596 depending on the performance of NewAlliance stock total shareholder return against a group of banks and thrifts as listed on the SNL Thrift Index.

BENEFICIAL OWNERSHIP OF COMMON STOCK
BY MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

Security Ownership of 5% Shareholders

          The table below shows the number of shares of NewAlliance common stock beneficially owned as of December 31, 2010 by more than 5% shareholders. To compute the percentage ownership of any shareholder in the following table, the total number of shares deemed outstanding includes 104,959,982 shares outstanding on December 31, 2010 (which excludes shares held by NewAlliance as treasury shares).

	Amount and
	Nature of Beneficial		Percent of
Name and Title	Ownership(1)		Class

5% Shareholder:

BlackRock, Inc.	8,166,231	(2)	7.77%
40 East 52nd Street
New York, NY 10022

Dimensional Fund Advisors LP	7,661,118	(3)	7.29%
Palisades West – Building One
6300 Bee Cave Road
Austin, TX 78746

NewAlliance Bancshares, Inc.	7,271,627	(4)	6.93%
Employee Stock Ownership Plan
195 Church Street
New Haven, CT 06510
(First Bankers Trust Services,
Quincy, IL, Trustee)

___________________
(1)	The persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted below.

(2)

According to Schedule 13G filed by BlackRock, Inc. on February 7, 2011, BlackRock, Inc. is the holding company of certain subsidiaries which acquired NewAlliance common stock. These subsidiaries are BlackRock Japan Co. Ltd., BlackRock Advisors, LLC, BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Australia Limited, BlackRock Investment Management, LLC and BlackRock International Ltd.

(3)

According to Schedule 13G filed by Dimensional Fund Advisors, LP on February 11, 2011, Dimensional Fund Advisors, LP furnishes investment advice to four investment companies, and serves as investment manager to other commingled group trusts and separate accounts. Dimensional Fund Advisors, LP disclaims beneficial ownership of the shares which are owned by these funds.

(4)

Represents the total number of shares of common stock beneficially owned by the ESOP. Of these shares, 5,793,533 shares are unallocated. The ESOP provides that the Trustee shall vote unallocated shares held by it in proportion to instructions received from ESOP participants as to the voting of allocated shares.

Security Ownership of Directors and Officers

          The table below shows the number of shares of NewAlliance common stock beneficially owned as of March 1, 2011 by each director and each Named Executive Officer listed in the Summary Compensation Table, as well as the number of shares beneficially owned by all directors and executive officers as a group. The address for each independent director and each Named Executive Officer is c/o NewAlliance Bancshares, Inc., 195 Church Street, New Haven, Connecticut 06510.

          To compute the percentage ownership of any shareholder in the following table, the total number of shares deemed outstanding includes 105,005,690 shares outstanding on March 1, 2011 (which excludes shares held by NewAlliance as treasury shares), plus any shares that a shareholder could acquire upon exercise of any options that are exercisable within the 60-day period after March 1, 2011.

	Amount and
	Nature of
	Beneficial		Percent of
Name and Title	Ownership(a)		Class

Non-Officer Directors:

Douglas K. Anderson	63,748	(1)	*
Roxanne J. Coady	284,397	(2) (3)	*
Sheila B. Flanagan	320,042	(2) (4)	*
Carlton L. Highsmith	41,972	(5)	*
Robert J. Lyons, Jr.	292,747	(2) (6)	*
Eric A. Marziali	357,730	(2) (4) (7)	*
Julia M. McNamara	322,997	(2) (8)	*
Gerald B. Rosenberg	289,351	(2) (4)	*
Joseph H. Rossi	629,749	(2)	*
Nathaniel D. Woodson	354,997	(2) (9)	*
Joseph A. Zaccagnino	327,740	(2) (4)	*

Named Executive Officers:

Peyton R. Patterson	2,602,611	(10) (11) (12)	2.4%
Glenn I. MacInnes	90,310	(10) (11)	*
Gail E. D. Brathwaite	1,041,262	(10) (11)	*
C. Eugene Kirby	138,597	(10) (11) (13)	*
Donald T. Chaffee	430,298	(10) (11) (14)	*
			*
All Directors and Executive Officers as a Group (21 persons)	8,492,506	(15)	8.0%

______________

*	Less than 1% of common stock outstanding.

(a)	The persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted below.

(1)

Includes: (i) 5,039 shares of restricted common stock; and (ii) 32,729 shares of common stock issuable upon exercise of outstanding stock options exercisable within the 60-day period after March 1, 2011.

(2)

Includes: (i) 13,153 shares of restricted common stock; and (ii) 235,400 shares of common stock issuable upon exercise of outstanding stock options exercisable within the 60-day period after March 1, 2011.

(3)	10,000 shares have been pledged.

(4)	Includes shares of common stock held in dividend reinvestment plans, as follows: Ms. Flanagan: 2,250 shares; Mr. Marziali: 2,292 shares; Mr. Rosenberg: 3,168 shares and Mr. Zaccagnino: 5,218 shares.

(5)

Includes: (i) 5,145 shares of restricted common stock; and (ii) 34,079 shares of common stock issuable upon exercise of outstanding stock options exercisable within the 60-day period after March 1, 2011.

(6)	Includes 6,325 shares of common stock owned jointly by Mr. Lyons and his spouse.

(7)	Includes 142,659 shares of common stock owned jointly by Mr. Marziali and his spouse.

(8)	Includes 106,744 shares of common stock owned jointly by Ms. McNamara and her spouse.

(9)	Includes 127,820 shares of common stock held by Mr. Woodson as co-trustee and beneficiary of a personal trust.

(10)

Includes shares of common stock issuable upon exercise of outstanding stock options exercisable within the 60-day period after January 31, 2010 as follows: Ms. Patterson: 2,316,446 shares; Mr. MacInnes: 65,116 shares; Ms. Brathwaite: 855,305 shares; Mr. Kirby: 100,430 shares and Mr. Chaffee: 345,162 shares.

(11)

Includes shares of common stock held in: (i) standard 401(k) retirement savings plan, as follows: Mr. Kirby: 525 shares and Mr. MacInnes: 268 shares; and (ii) standard Employee Stock Ownership Plan, as follows: Ms. Patterson: 9,795 shares; Ms. Brathwaite: 10,165 shares; Mr. MacInnes: 719 shares; Mr. Kirby: 1,448 shares and Mr. Chaffee: 10,040 shares.

(12)	51,000 shares have been pledged.

(13)	Includes 47,131 shares owned jointly by Mr. Kirby and his spouse.

(14)	Includes 85,152 shares of common stock owned jointly by Mr. Chaffee and his spouse.

(15)	Includes 6,638,308 shares of common stock issuable upon exercise of outstanding stock options exercisable within the 60-day period after March 1, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Directors and Executive Officers

          Federal law and regulations generally require that all loans or extensions of credit to a director or an executive officer must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. However, regulations also permit a director or an executive officer to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees.

          NewAlliance directors, executive officers and employees are permitted to borrow from NewAlliance Bank in accordance with the requirements of federal and state law. All loans made by NewAlliance Bank to directors and executive officers or their related interests have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender. NewAlliance believes that at the time of origination these loans neither involved more than the normal risk of collectibility nor presented any other unfavorable features.

Independence of NewAlliance’s Board of Directors and Members of Its Committees

          It is the policy of the Board that a majority of its directors be independent within the meaning of applicable laws and regulations, the listing standards of the New York Stock Exchange and NewAlliance’s Corporate Governance Guidelines. The Governance Committee reviews the independence of Board members on an ongoing basis and, at least once a year, makes a determination of each director’s independence against the independence criteria and delivers a report to the Board.

          The Board has affirmatively determined that all of the directors, with the exception of Peyton R. Patterson, the Chairman, President and Chief Executive Officer, are independent. The Board based these determinations primarily on a review by the Governance Committee of written responses from the directors to a questionnaire requiring information relevant to the determination of independence and eligibility for committees as prescribed by New York Stock Exchange and Securities and Exchange Commission rules. Ms. Patterson is ineligible to be an independent director due to her employment at NewAlliance.

          The Board has also affirmatively determined that three of the Board’s committees, the Audit, Compliance and CRA Committee, the Compensation Committee and the Governance Committee, are comprised entirely of independent directors within the meaning of applicable laws and regulations, the listing standards of the New York Stock Exchange and NewAlliance’s Corporate Governance Guidelines.

Independence Standards

          The Governance Committee has established a Director Independence Determination Policy in order to make its determinations regarding independence of directors. For a director to be considered independent, the Committee must determine that the director has no material relationship with NewAlliance, either directly or as a partner, shareholder or officer of an organization that has a relationship with NewAlliance. The Committee has established the following guidelines to assist it in determining director independence in accordance with New York Stock Exchange rules:

          1.          A NewAlliance director who is an employee, or whose immediate family member is an executive officer, of NewAlliance is not independent until three years after the end of the employment relationship.

          2.          A NewAlliance director who receives, or whose immediate family member receives, other than in a non-executive officer employee capacity, more than $120,000 per year in direct compensation from NewAlliance is not independent. Director and committee fees and pension or other forms of deferred compensation for prior service, provided such compensation is not contingent in any way on continued service, is not counted for the purposes of the prior sentence. This preclusion expires three years after a director ceases to receive from NewAlliance compensation in excess of $120,000 per year.

          3.          A NewAlliance director who (a) is a current partner or employee of the Company’s internal or external auditor; (b) has an immediate family member who is a current partner of the Company’s internal or external auditor; (c) has an immediate family member who is a current employee of the Company’s internal or external auditor and personally works on the Company’s audits; or (d) was, or has an immediate family member who was, within the last three years a partner or employee of the Company’s internal or external auditor and personally worked on the Company’s audit within that time is not independent.

          4.          A NewAlliance director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of the Company’s present executives serve on that company’s compensation committee is not independent until three years after the end of such service of the employment relationship.

          5.          A NewAlliance director who is currently an executive officer or an employee, or whose immediate family member is currently an executive officer, of a company that makes payments to or receives payments from NewAlliance for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million, or 2% of the other company’s consolidated gross revenue, is not independent until three years after falling below such threshold.

          Under the Policy, the following “safe harbor” commercial or charitable relationships are not considered to be material relationships that would impair a director’s independence: (i) if a director is indebted to NewAlliance Bank or any of its affiliates, directly or indirectly through affiliates in an amount that would not exceed the loan limitations of Federal Reserve Board

Regulation O; and (ii) if a NewAlliance director serves as an executive officer of a charitable organization, and NewAlliance’s discretionary charitable contributions to the organization are less than 2% of that organization’s annual revenue. A commercial relationship in which a director is an executive officer of another company that owns a common stock interest in NewAlliance will not be considered to be a material relationship which would impair a director’s independence. For relationships outside the safe harbor guidelines, if any, the determinations of whether the relationship is material or not, and therefore whether a director is independent, would be made by the Governance Committee. No such relationships needed to be considered in the Governance Committee’s most recent reviews.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of NewAlliance’s annual financial statements for the fiscal years ended December 31, 2010 and 2009 and fees billed for other services rendered by PricewaterhouseCoopers LLP for each year.

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Audit Fees (1)	$715,000	$681,440
Audit-Related Fees (2)	31,000	39,240
Tax Fees (3)	25,000	-
All Other Fees (4)	235,000	27,095
Total	$1,006,000	$747,775

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of NewAlliance’s consolidated annual financial statements, Section 404 of the Sarbanes-Oxley Act and review of the interim consolidated financial statement included in quarterly reports and services that are normally provided by PricewaterhouseCoopers, LLP in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related fees are not reported under “Audit Fees” and consist of fees billed for assurance and related services that are reasonably related to the performance of the audit review of NewAlliance’s consolidated financial statements (a separate audit of the Company’s broker-dealer subsidiary).

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance.

(4)	All Other Fees consist of fees for due diligence work.

Item 15. Exhibits

(c) Exhibits

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

NewAlliance Bancshares, Inc.

By: /s/ Peyton R. Patterson	April 13, 2011

Peyton R. Patterson Chairman of the Board, President and Chief Executive Officer